Form 10-Q
period 2011-09-30
WORLDS ONLINE INC.
filed 2011-11-21
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File number 0-24115

WORLDS ONLINE INC.

(not affiliated with Worldcom, Inc.)

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4672745
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11 Royal Road
Brookline, MA 02445
(Address of Principal Executive Offices)

(617) 909-4043
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 18, 2011, 526,315 shares of the Issuer's Common Stock were outstanding.

Worlds Online Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Online Inc.

Balance Sheets

September 30, 2011 and May 31, 2010

	Unaudited	Audited
	30-Sep-11	31-May-11
Current Assets
Cash and cash equivalents	$182,577	$300,534
Accounts Receivable	25,000	-

Total Current Assets	207,577	300,534

Total Assets	$207,577	$300,534

Current Liabilities
Accrued expenses	$60,380	$85,592
Account payable related party	66,824	281
Deferred revenue	226,950	226,950

Total Current Liabilities	354,154	312,823

Stockholders (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 526,315 at September 30, 2011)	$526	$526
Common stock warrants	1,165,563	1,165,563
Additional Paid in Capital	(947,354)	(947,354)
Accumulated Deficit	(365,312)	(231,024)
Total stockholders deficit	(146,577)	(12,289)

Total Liabilities and stockholders deficit	$207,577	$300,534

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm

(2)

Worlds Online Inc.

Statement of Operations

From Formation on January 25, 2011 and Three Months Ended September 30, 2011

	Unaudited	Unaudited
	from formation to	Three months ended
	30-Sep-11	30-Sep-11
Revenues
Revenue	$75,546	$25,237

Total	75,546	25,237

Cost and Expenses

Cost of Revenue	12,675	10,575

Gross Profit	62,871	14,662

Directors fees paid with options	195,615	—
Selling, General & Admin	140,440	39,812
Salaries	92,128	73,205

Operating (loss)	(365,312)	(98,355)

Other Income (Expense)
	—	—

Net (Loss)	$(365,312)	$(98,355)

Weighted Average Loss per share (basic and fully diluted)	(3.74)	$(0.19)
Weighted Average Common Shares Outstanding	97,726	526,315

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm

(3)

Worlds Online Inc

Statements of Cash Flows

 For The Period From formation (January 25, 2011) through September 30, 2011

		30-Sep-11
Cash flows from operating activities:
Net (loss)			$(365,312)
Adjustments to reconcile net (loss) to net cash
provided by operating activities
Fair value of stock options issued to Directors			195,615
Accrued expenses			60,380
Stock received for consulting fees			(25,000)
Due to related party			66,824
Deferred revenue			(50,000)

Net cash provided by operating activities:			(117,493)

Cash flows from investing activities:

Net cash used in investing activities:

Cash flows from financing activities:
Proceeds from issuance of common stock			300,070

Net cash provided by financing activities			300,070

Net increase in cash and cash equivalents			182,577

Cash and cash equivalents beginning of period

Cash and cash equivalents end of period			$182,577

Non-cash financing activities:

Stock options issued as part of stock dividend			$1,165,563

Supplemental disclosure of cash flow information:
Cash paid during the period for:
	Interest	$
	Income taxes	$

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm

(4)

Worlds Online Inc.

NOTES TO FINANCIAL STATEMENTS

Since Inception January 25, 2011 and Three Months Ended September 30, 2011

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business

Worlds Online Inc. (the "Company") designs and develops software content and related technologies for the creation of interactive, three-dimensional ("3D") Internet sites on the World Wide Web. Using licensed technology the Company creates its own Internet sites, as well as sites available through third party on-line service providers.

The Company was formed on January 25, 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly known as Worlds.com Inc.). On May 16, 2011, Worlds Inc. transferred to the Company the majority of its operations and related operational assets, except for its patent portfolio. Worlds Inc. has also given to the Company a perpetual world-wide license to its patented technology. Pursuant to the license, the Company has the right to issue unlimited sublicenses to the licensed technology, subject to World Inc.’s reasonable consent.

The assets transferred to us include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company .

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. To date, the company has not generated sufficient revenue or obtained sufficient financing to fully implement its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid money market instruments, which have original maturities of three months or less at the time of purchase.

Revenue Recognition

The Company has the following sources of revenue: (1) consulting/licensing revenue from the performance of development work performed on behalf of the Company, licensing revenue or from the sale of certain software to third parties; and (2) VIP subscriptions to our Worlds Ultimate 3-D Chat service.   The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured.  This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.  Deferred revenue represents cash payments received in advance to be recorded as revenue when earned.  The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

Research and Development Costs

Research and development costs will be charged to operations as incurred.

(5)

Property and Equipment

Property and equipment will be stated at cost.   Depreciation will be provided on a straight line basis over the estimated useful lives of the assets ranging from three to five years.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income.  Maintenance and repairs will be charged to expense in the period incurred.

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Deferred Revenue

As part of a debt refinancing in 2000 with Worlds Inc. (formerly Worlds.com), $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by Worlds Inc. $355,000 has been amortized into income through December 31, 2010 by Worlds Inc. The balance, $276,950, has been transferred to the Company. During the period presented herein, $50,000 has been amortized into income.

Related Party Transactions

The Company was formed on January 25, 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly known as Worlds.com Inc.). On May 16, 2011 Worlds Inc. transferred to the Company the majority of its operations and related operational assets, except for its patent portfolio. Worlds Inc. has also given to the Company a perpetual world-wide license to its patented technology. Pursuant to the license, the Company has the right to issue unlimited sublicenses to the licensed technology, subject to World Inc.’s reasonable consent.

The assets transferred to us include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company.

(6)

Comprehensive Income (Loss)

The Company reports comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of May 31, 2011 .

Risk and Uncertainties

The Company is subject to risks common to companies in the service and technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental US GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change US GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all references to authoritative accounting literature will be referenced in accordance with the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

(7)

 Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

Non-controlling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will implement SFAS No. 160 and will not record an intangible asset when the purchase price of a non-controlling interest exceeds the book value at the time of buyout.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited.

(8)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Worlds Online Inc. has had only minimal revenues from operations, has a negative working capital, has a negative stockholders deficit and negative cash flows from operations. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to fully implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will likely have a material adverse effect on the Company, including possibly requiring the Company to reduce and/or cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

During May 2011, the Company completed a private placement of 526,315 shares of its common stock at a price per share of $0.57 for aggregate proceeds of $300,070 from three “accredited” investors.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, $50,000 worth of services was provided leaving a deferred revenue balance of $226,950.

NOTE 5- PROPERTY AND EQUIPMENT

There is no property and equipment on the balance sheet at September 30, 2011. The Company does have property and equipment, however, for accounting purposes, the property and equipment that was transferred was fully depreciated by Worlds Inc. prior to the transfer therefore it has no carrying value to the Company.

(9)

NOTE 6 – STOCK OPTIONS

During the period, the Company issued 675,000 stock options to various Directors.  The stock options allow the parties to purchase shares of the Company’s common stock at various prices per share per each individual option agreement.  The options allow the various parties to purchase one share of its stock for each option.  The options expire at various times through December 31, 2013 per each individual option agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options. During the period from inception (January 25, 2011) through September 30, 2011, the Company recorded an expense of $195,615, equal to the estimated fair value of the options at the date of grants. These options were granted to the Directors for services to be performed.  The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.8% risk-free interest, 0% dividend yield, 65% volatility, and expected life of two and three quarter years.

During the period from inception (January 25, 2011) through September 30, 2011 we also issued 5,570,829 stock options exercisable at $0.57 per share to various option holders of Worlds Inc. The options were issued on the same basis as the stock dividend (i.e. one stock option for every three stock options held in Worlds Inc.). However, the exercise price of all such options was increased to $0.57 per share.

Stock Warrants and Options

Stock warrants and options outstanding and exercisable as of September 31, 2011 are as follows:

Exercise Price per Share	Shares Under Option/Warrant	Remaining Life in Years

$0.57	675,000	2.42
$0.57	170,832	2.21
$0.57	33,333	2.09
$0.57	99,999	1.57
$0.57	99,999	1.21
$0.57	166,666	1.00
$0.57	5,000,000	0.96
	6,245,829

(10)

NOTE 7 - INCOME TAXES

At September 30, 2011, the Company had federal and state net operating loss carry forwards of approximately $365,000 that expire in 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the period ended September 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2011 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $125,000 less a valuation allowance in the amount of approximately $125,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of September 30, 2011 is as follows:

Net operating loss	$125,000
Valuation allowance	(125,000)
Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the period ended September 30, 2011is as follows:

Income tax computed at the federal statutory rate	34%
Income tax computed at the state statutory rate	5%
Valuation allowance	(39%)
Total deferred tax asset	0%

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company was formed on January 25, 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly known as Worlds.com Inc.). On May 16, 2011 Worlds Inc. transferred to the Company the majority of its operations and related operational assets, except for its patent portfolio. Worlds Inc. has also given to the Company a perpetual world-wide license to its patented technology. Pursuant to the license, the Company has the right to issue unlimited sublicenses to the licensed technology, subject to World Inc.’s reasonable consent.

The assets transferred to us include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company.

The bank account for the Company was opened in May through the borrowing of $500 from Worlds Inc. Since May 16, 2011 when most of the operations were transferred over, Worlds Inc. has paid expenses on behalf of the Company. The balance outstanding at September 30, 2011 is $66,824 and is recorded as an account payable related party on the balance sheet.

(11)

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

When used in this form 10-Q and in future filings by the Company with the Commission, the words or phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in current pricing levels that we can charge for our services or which we pay to our suppliers and business partners; changes in political, social and economic conditions in the jurisdictions in which we operate; changes to regulations that pertain to our operations; changes in technology that render our technology relatively inferior, obsolete or more expensive compared to others; foreign currency fluctuations; changes in the business prospects of our business partners and customers; increased competition, including from our business partners; delays in the delivery of broadband capacity to the homes and offices of persons who use our services; the availability of Wifi in more public areas; general disruptions to Internet service; and the loss of customer faith in the Internet as a means of commerce.

The following discussion should be read in conjunction with the unaudited financial statements and related notes which are included under Item 1.

We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

Overview

General

The Company was formed on January 25, 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly known as Worlds.com Inc.). Effective May 16, 2011 Worlds Inc. transferred to us the majority of its operations and related operational assets, except for its patent portfolio. Worlds Inc. has also given us a perpetual world-wide license to its patented technology. Pursuant to the license, we have the right to issue unlimited sublicenses to the licensed technology, subject to Worlds Inc.’s reasonable consent.

The assets transferred to us include: Worlds Inc.’s technology platform, Worlds Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures.

Revenues

Revenue that was generated resulted from VIP subscriptions to the Worlds Ultimate 3-D Chat service, software development fees to provide a site for a 3-D world under a deferred revenue agreement and consulting revenue from a consulting agreement whereby the Company is advising on the licensing of patents and virtual world technologies.

Expenses

We classify our expenses into two broad groups:

o cost of revenues; and

o selling, general and administration.

Liquidity and Capital Resources

In May 2011, we raised $300,070 through the issuance of 526,315 shares of our common stock at a price of $0.57 per share. The funds raised in the financing, have been, and will be, used to develop new products and services, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission and other legal expenses arising from our day-to-day operations and acquisitions, if any. We hope to raise additional funds to be used for advertising our existing products and services and to fund the development of additional products and services. No assurances can be given that we will be able to raise any additional funds. As described above, we are currently negotiating with various musical artists, educational companies and other entities to develop worlds for them. While no assurance can be given that any of these deals will be concluded, if successful they would likely generate additional cash flows.

(12)

RESULTS OF OPERATIONS

Our net revenues for the three months ended September 30, 2011 was $25,237. Our net revenue for the period from formation, January 25, 2011, through September 30, 2011 was $75,546.

Three months and the for the period from formation (January 25, 2011) ending September 30, 2011

Revenue was $25,237 for the three months ended September 30, 2011. Revenue was comprised of consulting revenue from an agreement to provide advice on licensing of patents and virtual world technologies and VIP subscriptions. For the period from formation (January 25, 2011) through September 30, 2011 revenue was $75,546. The Company’s revenue was from software development fees to provide a site for a 3-D world under a deferred revenue agreement, consulting revenue from a consulting agreement whereby the Company is advising on the licensing of patents and virtual world technologies and VIP subscriptions. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues for the three months ended September 30, 2011 was $10,575. This includes software development and hosting fees. Cost of revenue from the period of formation through September 30, 2011 was $12,675.

Selling general and administrative (SG&A) was $113,017 for the three months ended September 30, 2011. For the period from formation through September 30, 2011 SG&A costs were $232,568.

Other expenses for the three months ended September 30, 2011 were $0. Other expenses  for the period from formation through September 30, 2011 include options expense of $195,615.

As a result of the foregoing, for the three months ended September 30, 2011, we realized a net loss of $98,355. For the period from January 25, 2011 through September 30, 2011 we had a loss of $365,312.

For comparative purposes, while we will be almost seamlessly continuing the business and operations of Worlds Inc., we will not have any of the expenses relating to enforcement of the patents or increasing the patent portfolio.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $75,546 at September 30, 2011. There were no capital expenditures in the period from formation through September 30, 2011.

In May 2011, we raised $300,070 through the issuance of 526,315 shares of our common stock at a price of $0.57 per share.

The funds raised in the May financing have been, and are being, used to develop new products and services, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission and other legal expenses arising from our day-to-day operations and acquisitions, if any. We hope to raise additional funds to be used for advertising our existing products and services and to fund the development of additional products and services. No assurances can be given that we will be able to raise any additional funds. As described above, we are currently negotiating with various musical artists, educational companies and other entities to develop worlds for them. While no assurance can be given that any of these deals will be concluded, if successful they would likely generate additional cash flows.

Item 4. Controls And Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011. The above statement notwithstanding, you are cautioned that no system is foolproof.

Changes in Internal Control Over Financial Reporting

During the quarter covered by this report there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s reports in this quarterly report.

(13)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2011, we completed a private placement of an aggregate of 526,315 shares of our common stock at a price per share of $0.57 for aggregate proceeds of $300,070.  This issuance was exempt pursuant to Rule 506 inasmuch as the shares were sold to a total of only three persons, each of whom was an “accredited investor” in a private placement without advertising or the payment of any commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved by the SEC.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(14)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 21, 2011

WORLDS INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(15)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of

Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.