Form 10-Q
period 2011-06-30
WORLDS ONLINE INC.
filed 2012-01-23
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

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

As of June 30, 2011 and January 23, 2012, 526,315 shares of the Issuer's Common Stock were outstanding.

Worlds Online Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Online Inc.

Balance Sheets

June 30, 2011 and May 31, 2011

	Unaudited	Audited
	30-Jun-11	31-May-11
Current Assets
Cash and cash equivalents	$271,006	$300,534

Total Current Assets	271,006	300,534

Total Assets	$271,006	$300,534

Current Liabilities
Accrued expenses	$75,443	$85,592
Account payable related party	16,834	281
Deferred revenue	226,950	226,950

Total Current Liabilities	319,227	312,823

Stockholders (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 526,315 at June 30, 2011)	$526	$526
Common stock warrants	1,165,563	1,165,563
Additional Paid in Capital	(947,354)	(947,354)
Accumulated Deficit	(266,956)	(231,024)
Total stockholders deficit	(48,221)	(12,289)

Total Liabilities and stockholders deficit	$271,006	$300,534

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm

(2)

Worlds Online Inc.

Statement of Operations

From Formation on January 25, 2011 and Three Months Ended June 30, 2011

	Unaudited	Unaudited
	from formation to	Three months ended
	30-Jun-11	30-Jun-11
Revenues
Revenue	$50,310	$50,310

Total	50,310	50,310

Cost and Expenses

Cost of Revenue	2,100	2,100

Gross Profit	48,210	48,210

Directors fees paid with options	195,615	195,615
Selling, General & Admin	100,628	100,628
Salaries	18,923	18,923

Operating (loss)	(266,956)	(266,956)

Other Income (Expense)
	—	—

Net (Loss)	$(266,956)	$(266,956)

Weighted Average Loss per share (basic and fully diluted)	(9.21)	$(8.14)
Weighted Average Common Shares Outstanding	28,984	32,803

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm

(3)

Worlds Online Inc

Statements of Cash Flows

 For The Period From formation (January 25, 2011) through June 30, 2011

30-Jun-11
Cash flows from operating activities:
Net (loss)	$(266,956)
Adjustments to reconcile net (loss) to net cash
provided by operating activities
Fair value of stock options issued to Directors	195,615
Accrued expenses	75,443

Due to related party	16,834
Deferred revenue	(50,000)

Net cash provided by operating activities:	(29,064)

Cash flows from investing activities:

Net cash used in investing activities:

Cash flows from financing activities:
Proceeds from issuance of common stock	300,070

Net cash provided by financing activities	300,070

Net increase in cash and cash equivalents	271,006

Cash and cash equivalents beginning of period

Cash and cash equivalents end of period	$271,006

Non-cash financing activities:

Stock options issued as part of stock dividend	$1,165,563

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—
Income taxes	$—

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm

(4)

Worlds Online Inc.

NOTES TO FINANCIAL STATEMENTS

Since Inception January 25, 2011 and Three Months Ended June 30, 2011

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

Deferred Revenue

As part of a debt refinancing in 2000 by Worlds Inc. (formerly Worlds.com), $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by Worlds Inc. $355,000 has been amortized into income through December 31, 2010 by Worlds Inc. The balance, $276,950, has been transferred to the Company. During the period presented herein, $50,000 has been amortized into income.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2011.

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

NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

During May 2011, the Company completed a private placement of 526,315 shares of its common stock at a price per share of $0.57 for aggregate proceeds of  $300,000 from three “accredited” investors.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, $50,000 worth of services was provided leaving a deferred revenue balance of $226,950.

NOTE 5- PROPERTY AND EQUIPMENT

There is no property and equipment on the balance sheet at June 30, 2011. The Company does have property and equipment, however, for accounting purposes, the property and equipment that was transferred was fully depreciated by Worlds Inc. prior to the transfer therefore it has no carrying value to the Company.

(9)

NOTE 6 – STOCK OPTIONS

During the period, the Company issued 675,000 stock options to various Directors.  The stock options allow the parties to purchase shares of the Company’s common stock at various prices per share per each individual option agreement.  The options allow the various parties to purchase one share of its stock for each option.  The options expire at various times through December 31, 2013 per each individual option agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options. During the period from inception (January 25, 2011) through June 30, 2011, the Company recorded an expense of $195,615, equal to the estimated fair value of the options at the date of grants. These options were granted to the Directors for services to be performed.  The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.8% risk-free interest, 0% dividend yield, 65% volatility, and expected life of two and three quarter years.

During the period from inception (January 25, 2011) through June 30, 2011 we also issued 5,570,829 stock options exercisable at $0.57 per share to various option holders of Worlds Inc. The options were issued on the same basis as the stock dividend (i.e. one stock option for every three stock options held in Worlds Inc.). However, the exercise price of all such options was increased to $0.57 per share.

Stock Warrants and Options
Stock warrants and options outstanding and exercisable as of June 30, 2011 are as follows:

Exercise Price per Share	Shares Under Option/Warrant	Remaining Life in Years

$0.57	675,000	2.67
$0.57	170,832	2.66
$0.57	33,333	2.34
$0.57	99,999	1.82
$0.57	99,999	1.46
$0.57	166,666	1.25
$0.57	5,000,000	1.21
	6,245,829

(10)

NOTE 7 - INCOME TAXES

At June 30, 2011, the Company had federal and state net operating loss carry forwards of approximately $267,000 that expire in 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the period ended June 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2011 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $100,000 less a valuation allowance in the amount of approximately $100,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of June 30, 2011 is as follows:

Net operating loss	$100,000
Valuation allowance	(100,000)
Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the period ended June 30, 2011is as follows:

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

The bank account for the Company was opened in May through the borrowing of $500 from Worlds Inc. Since May 16, 2011 when most of the operations were transferred over, Worlds Inc. has paid expenses on behalf of the Company. The balance outstanding at June 30, 2011 is $16,834 and is recorded as an account payable related party on the balance sheet.

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

Revenues

Revenue that was generated resulted from VIP subscriptions to the Worlds Ultimate 3-D Chat service and software development fees to provide a site for a 3-D world under a deferred revenue agreement .

Expenses

We classify our expenses into two broad groups:

o cost of revenues; and

o selling, general and administration.

Liquidity and Capital Resources

In May 2011, we raised $300,000 through the issuance of 526,315 shares of our common stock at a price of $0.57 per share. The funds raised in the financing, have been, and will be, used to develop new products and services, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission and other legal expenses arising from our day-to-day operations and acquisitions, if any. We hope to raise additional funds to be used for advertising our existing products and services and to fund the development of additional products and services. No assurances can be given that we will be able to raise any additional funds. As described above, we are currently negotiating with various musical artists, educational companies and other entities to develop worlds for them. While no assurance can be given that any of these deals will be concluded, if successful they would likely generate additional cash flows.

(12)

RESULTS OF OPERATIONS

Our net revenues for the three months ended June 30, 2011 was $50,310. Our net revenue for the period from formation, January 25, 2011, through June 30, 2011 was $50,310. Operations began in May so there is no difference in results for the two periods.

Three months and the for the period from formation (January 25, 2011) ending June 30, 2011

Revenue was $50,310 for the three months ended June 30, 2011. For the period from formation (January 25, 2011) through June 30, 2011 revenue was $50,310. The Company’s revenue was from software development fees to provide a site for a 3-D world under a deferred revenue agreement and VIP subscriptions. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues for the three months ended June 30, 2011 was $2,100. This includes software development and hosting fees. Cost of revenue from the period of formation through June 30, 2011 was also $2,100.

Selling general and administrative (SG&A) was $100,628 for the three months ended June 30, 2011. For the period from formation through June 30, 2011 SG&A costs were $100,628. Salaries were $18,923 for the three months ended June 30, 2011 and for the period from formation through June 30, 2011.

Other expenses for the three months ended June 30, 2011 were $195,615 and include options expense. Other expenses for the period from formation through June 30, 2011 include options expense of $195,615.

As a result of the foregoing, for the three months ended June 30, 2011, we realized a net loss of $266,956. For the period from January 25, 2011 through June 30, 2011 we had a loss of $266,956.

For comparative purposes, while we will be almost seamlessly continuing the business and operations of Worlds Inc., we will not have any of the expenses relating to enforcement of the patents or increasing the patent portfolio.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $271,006 at June 30, 2011. There were no capital expenditures in the period from formation through June 30, 2011.

In May 2011, we raised $300,000 through the issuance of 526,315 shares of our common stock at a price of $0.57 per share.

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

Item 4. Controls And Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2011, we completed a private placement of an aggregate of 526,315 shares of our common stock at a price per share of $0.57 for aggregate proceeds of $300,000.  This issuance was exempt pursuant to Rule 506 inasmuch as the shares were sold to a total of only three persons, each of whom was an “accredited investor” in a private placement without advertising or the payment of any commissions.

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

Date: January 23, 2012

WORLDS ONLINE INC.

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