Form 10-Q/A
period 2011-06-30
WORLDS ONLINE INC.
filed 2012-02-13
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment 1

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

This Form 10-Q/A Amendment 1 is being filed to show the three months then ended statement of cash flows and to provide full disclosure on the allocations of expenses between Worlds Inc. and Worlds Online Inc.

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

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm

(3)

Worlds Online Inc

Statements of Cash Flows

 From formation on January 25, 2011 to June 30, 2011and Three Months Ended June 30, 2011

	Unaudited	Unaudited
	from formation to	Three months ended
	30-Jun-11	30-Jun-11
Cash flows from operating activities:
Net (loss)	$(266,956)	$(266,957)
Adjustments to reconcile net (loss) to net cash
provided by operating activities
Fair value of stock options issued to Directors	195,615	195,615
Accrued expenses	75,443	75,443

Due to related party	16,834	16,834
Deferred revenue	(50,000)	(50,000)

Net cash provided by operating activities:	(29,064)	(29,064)

Cash flows from investing activities:

Net cash used in investing activities:

Cash flows from financing activities:
Proceeds from issuance of common stock	300,070	300,070

Net cash provided by financing activities	300,070	300,070

Net increase in cash and cash equivalents	271,006	271,006

Cash and cash equivalents beginning of period

Cash and cash equivalents end of period	$271,006	$271,006

Non-cash financing activities:

Stock options issued as part of stock dividend	$1,165,563	$1,165,563

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

There is no longer a value on the books of the Company relating to any of these assets that were transferred. The only asset on the books of Worlds Inc. at the time of the spin-off was cash which was retained by Worlds Inc. Worlds Inc. retained all liabilities except for a deferred revenue balance representing a prepayment on the creation of worlds for a customer. The liabilities that were retained by Worlds Inc. include accounts payables, accrued expenses and notes payables. These are old items which the company feels that under state statue of limitations laws will not have to be repaid. Worlds Inc. plans on legally expunging the debt at a future date. Management believes that the basis used for allocating assets and liabilities is reasonable.

With respect to the allocation of expenses between the company and Worlds Inc., the majority of the expenses incurred are clearly attributable to a specific company and in such cases are allocated directly to the specified company. For example, professional service costs are directly attributed to the company the work is being performed for. Similarly, each entity pays its own telephone bill. With respect to mixed expenses we use proportional cost allocation. For example, there is one employee shared by both companies, our CEO, and his costs are allocated based on the percentage of time he spends on each of the businesses. Costs related to that one employee such as insurance and benefits are similarly allocated based on the same percentage of time spent on each company. Management believes that the basis used for allocating expenses is reasonable.

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

Date: February 13, 2012

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