Form 10-Q/A
period 2011-09-30
WORLDS ONLINE INC.
filed 2012-02-14
CIK 1522767

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

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm

(3)

Worlds Online Inc

Statements of Cash Flows

  From formation January 25, 2011 to September 30, 2011 and Three months ended September 30, 2011

	Unaudited	Unaudited
	from formation to	three months ended
	30-Sep-11	30-Sep-11
Cash flows from operating activities:
Net (loss)	$(365,312)	$(98,355)
Adjustments to reconcile net (loss) to net cash
provided by operating activities
Fair value of stock options issued to Directors	195,615	0
Accrued expenses	60,380	(15,063)
Stock received for consulting fees	(25,000)	(25,000)
Due to related party	66,824	49,989
Deferred revenue	(50,000)	—

Net cash provided by operating activities:	(117,493)	(88,429)

Cash flows from investing activities:

Net cash used in investing activities:

Cash flows from financing activities:
Proceeds from issuance of common stock	300,070	—

Net cash provided by financing activities	300,070	—

Net increase in cash and cash equivalents	182,577	(88,429)

Cash and cash equivalents beginning of period		271,006

Cash and cash equivalents end of period	$182,577	$182,577

Non-cash financing activities:

Stock options issued as part of stock dividend	$1,165,563

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$	$
Income taxes	$	$

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