Form 10-K
period 2011-12-31
WORLDS ONLINE INC.
filed 2012-04-12
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-24115

WORLDS ONLINE INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4672745
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11 Royal Road, Brookline, MA  02445

(Address of Principal Executive Offices)

(617) 909-4043

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered

None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

☐ Large Accelerated Filer                                                ☐  Accelerated Filer                                          ☐  Non-Accelerated Filer             ☒  Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of April 6, 2012 is N/A.

At April 12, 2012, the issuer had outstanding 30,347,664 shares of par value $.001 Common Stock, of which 23,532,953 shares were held by non-affiliates.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe," and similar language, including those set forth in the discussion under "Description of Business," "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we believe that the assumption and expectations reflected in such forward-looking statements are reasonable, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

Part I :
Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	MINE Safety Disclosures

Part II :
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

Part III :
Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accountant Fees and Services
Item 15	Exhibits

(1)

PART I

ITEM 1. BUSINESS.

General

Worlds Online is a 3D entertainment portal which leverages its proprietary licensed technology to offer visitors a network of virtual, multi-user environments which we call "worlds". These worlds are visually engaging online environments featuring animation, motion and content where people can come together and, by navigating through the website, shop, interact with others, attend events and be entertained. In support of this portal and our overall business strategy, we design and develop software, content and related technology for the creation of interactive, three-dimensional ("3D") Internet web sites. Using our licensed technology, we create our own Internet sites, as well as sites available through third-party online service providers.

Sites using our technology allow numerous, simultaneous visitors to enter, navigate and share interactive "worlds". Our 3D Internet sites are designed to promote frequent, repeat and prolonged visitation by users by providing them with unique online communities featuring dynamic graphics, highly useful and entertaining information content, and interactive capabilities. We believe that our sites are highly attractive to advertisers because they offer access to demographic-specific user bases comprised of people that visit the site frequently and stay for relatively long periods of time.

Our 3D platform has been upgraded and, based upon its experience and knowledge of the industry, management believes that it is competitive with, current industry products.  Worlds Inc. has expended over $500,000 in technical development over the past seven years on its development efforts. These improvements include but are not limited to porting of the original Worlds player platform to a new rendering engine, Wild Magic, which provides for faster rendering of graphics and communicating with current graphic chip sets that are now standard in PC’s. Worlds Inc. has also upgraded the avatar engine to provide more lifelike character movement and human face mapping and added enhanced lighting and particle effects. We also have added a micro-economy system which is tied into a Visa debit card platform for online and off line usage.

In addition to our current business of developing and/or maintaining worlds for our customers, we also plan to facilitate revenue generation through the acquisition of target companies that are either related to our core online virtual world properties or are operating in the areas of mobile content, casual games, virtual currency/ micro transactions, online advertising and e-learning. We believe that targeted acquisition candidates offer a new cross platform opportunity to acquire customers and revenue while synergistically complimenting our core competencies and technology platforms.

Going forward we will differ in business operation from Worlds Inc. by focusing solely on the development of virtual worlds, establishing strategic partnerships and pursuing related synergistic technology acquisitions, whereas Worlds Inc. will be focused solely on expanding its patent portfolio and to enforce its rights where it believes parties are infringing on its IP portfolio. With respect to acquisitions, there are no signed agreements or letters of intent at this time and we are only in the initial stages of discussion and negotiation. No assurance can be given that we will be successful in closing any deals or, even if we successfully close any deals, that we will see any revenues from such transactions

We will be free to engage in business development efforts completely independently of patent portfolio enforcement actions of Worlds Inc. We believe this structure is necessary to (i) insulate our potential strategic partners and licensees from patent enforcement activities to be undertaken by Worlds Inc., (ii) reduce the uncertainty of patent litigation, thereby allowing us easier access to financing, (iii) permit each company easier access to financing by allowing potential investors to focus separately on each business, and (iv) make acquisitions through the issuance of its securities without diluting Worlds Inc.’s shareholders.

We believe this structure will provide greater value to our shareholders thru their ownership of two separate entities, one focused on patent portfolio growth and enforcement and the other on the development and operation of virtual worlds as well as cultivating strategic partnerships that can potentially generate larger new user populations and revenue.

(2)

Recent developments

We were formed on January 25, 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly known as Worlds.com Inc.). Effective May 16, 2011 Worlds Inc. transferred to us the majority of its operations and related operational assets, except for its patent portfolio. Worlds Inc. has also given us a perpetual world-wide license to its patented technology. Pursuant to the license, we have the right to issue unlimited sublicenses to the licensed technology, subject to Worlds Inc.’s reasonable consent.

The assets transferred to us include: Worlds Inc.’s technology platform, Worlds Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures.

The transfer of assets occurred in the context of the spin-off by Worlds Inc. of its online and operational technologies businesses to us. The spin-off was effectuated by Worlds Inc. (formerly known as Worlds.com Inc.) declaring a dividend of its shares of its then wholly-owned subsidiary Worlds Online with each of Worlds Inc. to receive 1/3 of a share of Worlds Online with all fractional shares rounded up. Worlds Inc. did not want a trading share market to develop for our shares until the SEC completed its review of our registration statement on Form 10. Accordingly, the actual distribution of the dividend did not occur until the payment date of March 12, 2012. We intend that our stock will be quoted on the OTC Bulletin Board following the distribution of the dividend. We estimate that approximately 23,744,460 shares will be issued as part of the dividend distribution and that immediately following the distribution Worlds Inc. will continue to own approximately 19.7% of our outstanding shares. Worlds Inc, intends to dispose of its stock in an orderly fashion into the open market or in private sales, in either case in ways designed not to impact the market, but in any event within five years. While it holds any of our shares it will vote them in proportion to the votes by other stockholders.

Our Technology

There has been a tremendous amount of activity and press with respect to the 3D space on the Internet supporting our belief that the timing is right for our strategy and it is our intention, as the pioneers in 3D, to position ourselves as a leading participant in this market.  For example:

The Gartner Group, in an article it published as a Gartner Group Report on April 24, 2007 was quoted as stating:

“The collaborative and community-related aspects of these environments will dominate in the future, and significant transaction-based commercial opportunities will be limited to niche areas, which have yet to be clearly identified,” said Steve Prentice, vice president and distinguished analyst at Gartner.

Fleishman Hillard was quoted in an article published on February 19, 2006, in its internal publication called NGT (Next Great Thing) Youth Trends: NGT 15, as stating:

“While everyone was buzzing about Second Life, a lot was happening under the radar regarding avatars and virtual worlds. It's early still, but it is developing rapidly. If these applications continue to become easier to use and 3D content is further developed, the opportunity in this area will explode.”

Other examples include (i) a February 2011 nationally published report by research firm eMarketer which stated that the social gaming market is expected to top $1 billion in 2011, an increase of 28% from 2010 and that more than 59% of that revenue is expected to come from the sale of virtual goods, and (ii) a Wall Street Journal article on February 14, 2011, headlined “Zynga’s Talks With Investors Value Gaming Concern at Over $7 Billion” that profiled the three-year old social-gaming company Zynga, “which makes…games like FarmVille and CityVille in which people spend real money to buy virtual goods, such as…virtual cash to construct buildings in CityVille. Using the social connections people maintain on Facebook to spread virally, CityVille and Farmville now have 96 million and 51 million active monthly players, respectively.”

All of the above-referenced articles are available at no cost or a nominal charge on the Internet or by written request to the author/ publisher.

(3)

We license our technology to produce three-dimensional portals and web sites for ourself and for third parties. We believe that our core technology delivers a considerably faster frame rate for user experiences and, in some cases, a meaningful productivity increase in art production and integration over its previous generation production tools. Our licensed technology permits the development of virtual worlds which have broad applications. These applications include but are not limited to:

o a virtual meeting place (such as a fan club);

o a 3D e-commerce store (where merchandise can be viewed in 3D and purchased online); and

o a virtual classroom (where content can be viewed via video streaming and then discussed in real time).

 The core technology has substantial elements written in, Java, including WorldsBrowser and WorldsShaper, so we expect that it can be made portable across Windows and UNIX Platforms because of Java's platform independence.

Our core technology includes:

o	WorldsShaper: WorldsShaper is the visual authoring component of our platform. It allows for quick assembly of pieces to create multi-user, shared state, virtual worlds. The WorldsShaper is an advanced compositing 3D building tool that integrates pre-existing or custom content, such as 3D models, textures or images created in Adobe's Photoshop, or midi or wave sound files, with architectural geometry and interactive behaviors and actions written in Java. The architectural building blocks for creating 3D worlds, the flexibility and power of integrating professional modeling and imaging tools, and the extensibility via Java make the WorldsShaper a tool well-suited for rapid creation of 3D environments.

o	WorldsServer: WorldsServer is the scalable software that we use to control and operate our on-line virtual communities. WorldsServer manages the registration and authentication of users, the locations of users within the 3D environment, the physical structure of the 3D environment, all information regarding objects that are "shared" by the participants and any of the interactions between the users such as text chat. This platform also integrates an HTTP server for the delivery of other content such as audio and video streaming and secure e-commerce applications.

o	WorldsBrowser: WorldsBrowser is used to access the 3D environments. The browser is optimized for speed, delivering relatively fast frame rates per second in highly textured virtual 3D worlds.

o	WorldsPlayer™: The WorldsPlayer allows users to view and experience our multi-user, interactive technology. Any world created with the WorldsShaper will be viewable and navigable with the WorldsPlayer. The WorldsPlayer has a high frame rate for fast, quality graphics, an easy-to-use graphic user interface, 2D web browser integration, automatic upgrade capability over the internet and a complete communication tool set including text chat, voice-to-voice chat, e-mail and animation.

o	Worlds Gamma Libraries: The Worlds Gamma Libraries are composed of sample worlds, textures, models, avatars, actions, sensors, sounds, motion sequences, and other behaviors.

(4)

Worlds 3D Chat

We license a proprietary online 3D Internet chat site known as Worlds.com, an interactive site employing our licensed 3D technology. Our licensed 3D technology enhances users' chat experiences by allowing users to see a representation of each other in the form of highly textured characters, known as avatars, and to explore a 3D environment together. Users have the option to create their own avatars or choose from pre-defined figures in our library. Users communicate with each other through text chat, as well as voice-to-voice chat and can move through the many virtual "worlds" of the 3D environment.

The user moves his or her avatar through these worlds using a mouse or keyboard arrow keys and can:

o engage other avatars in one-on-one text-based or real voice-to-voice discussions;

o enter theme-based chat rooms featuring group discussions on numerous music styles, specific recording artists and other topics;

o experience interactive advertising and promotions;

o access information on various recording artists, concert schedules and other music-related and non-music-related information;

o view new music videos by leading recording artists;

o listen to selections from newly released CDs by numerous recording artists;

o purchase music and recording artist-related merchandise online; and

o design their own unique avatar as a VIP subscriber.

We believe that the user base to the Worlds 3D Chat site will develop into a valuable asset. Worlds 3D Chat also contains an e-commerce component in the form of a real 3D virtual store online, selling music merchandise of various major recording artists.

In order to increase the number of potential subscribers to our 3D music sites, we offer a modified demo version of our Worlds 3D Chat product as a free download. By reducing the price barrier, we hope to generate new members to our Chat service. The proliferation of Worlds 3D Chat may also increase corporate brand identity that could translate into valuable consumer data and related advertising potential.  The free demo can be accessed by going to www.worldsonline.com and following instructions for a log-in account.

We believe that there is an opportunity to further exploit the Worlds 3D Chat product in modified form. We are now exploring the modification of Worlds 3D Chat as a corporate Intranet chat and information service for corporate clients. The modified application of Worlds 3D Chat, if successfully modified and then marketed, could provide us with an ongoing revenue stream based on the licensing fees for our server technology, as well as annual membership subscription fees.

(5)

Our Strategy

Our goal is to become a provider of interactive 3D Internet sites where entertainment content, interactive chat and e-commerce opportunities converge to provide communities for users and advertisers. Keys to achieving our goal are:

o	Producing interactive multimedia 3D sites. We believe that music and entertainment brands readily lend themselves to exploitation through web sites utilizing our technology. We also believe that the highly graphic, interactive nature of sites using our technology appeals to users drawn to music and entertainment based sites, differentiates such sites from other non-3D music and entertainment based sites and thereby encourages repeat visitation. Because our technology allows for the creation of multiple worlds accessible from a web site, it allows such sites to segregate users of different tastes and demographics.

o	Creating effective offline distribution partnerships with recording artists and their record companies. We are now actively seeking to enter into alliances with recording artists and their record companies.

o	Creating Brand Identity for Worldsonline.com. Public awareness of our site and products is critical to our success. We are now actively seeking to build this awareness by entering into co-branding arrangements with other high-profile Internet companies and music and entertainment companies.

o	Creating Other Services Using Our Interactive 3D Technology.

o	Pursuing Alliances and Cross Promotional Opportunities. Our strategy for expanding brand recognition through online advertising depends to some extent on our relationships with our distribution and content partners. We have entered into strategic alliances with several leading enterprises and regularly seek additional opportunities to provide our 3D Internet technology and content to other companies for their use in connection with the marketing and delivery of their own products and services.

Continuing the work begun by Worlds Inc., we are currently negotiating Joint Venture partnerships in seven primary strategic verticals which we believe have the potential to provide us with growth opportunities in each vertical for substantial revenue.

We have identified the following primary verticals which we are pursuing with current potential strategic partners and in which we are engaged in discussions with for world development and deployment:

-	Music/entertainment
-	Publishing
-	Web to Mobile interface
-	Hispanic language markets
-	Eastern Europe
-	Education – Distant learning
-	Health and rehabilitation

There are no signed agreements or letters of intent at this time with respect to any joint ventures and we are only in the initial stages of discussion and negotiation. No assurance can be given that we will be successful in closing any deals or, even if we successfully close any deals, that we will see any revenues from such transactions.

(6)

Representative alliances and customers

Worlds Inc. established strategic relationships and/or provided 3D content related services to the music group Aerosmith, among others.  In January 2001, Worlds Inc. entered into a revenue sharing agreement with Aerosmith to create and operate an official 3D Aerosmith environment entitled "Aerosmith World" and to redesign Aerosmith's official website, which currently resides at www.Aerosmith.com. "Aerosmith World" is currently available for download from www.WorldsOnline.com.

Worlds Inc. developed DMC World for Hip Hop Rapper, Darryl McDaniels, and this service is available for download from www.dmcworlds.com.

Worlds Inc. also established a strategic relationship with Pearson PLC to develop a series of virtual worlds to potentially be used within the existing Pearson education programs. In 1996 Pearson PLC invested $1,263,900 in Worlds Inc. in the form of debt. Pearson has since agreed to forgive 50% of the note. Pearson PLC has agreed to allow Worlds Inc. to pay off the remaining 50% of the debt by providing them with products and services developed for Pearson PLC in the form of virtual worlds for training and distant learning. Over the years Worlds Inc. has reduced the note by $405,000 through the provision of various products and services. During the years 2010 and 2009, the value of the products and services Worlds Inc. provided Pearson PLC (i.e. the value by which the debt has been reduced) represented 99.7% and 89% of Worlds Inc. revenues during such periods. As part of the spin-off, we have assumed the remaining debt and obligation to pay it by providing products and services. See “Revenues” in Item 7 for additional disclosure of the relationship with Pearson PLC.

To the extent owned by Worlds Inc., all of these sites have been transferred to us and are now our assets and are being operated and maintained by us.

(7)

Competition

The industry niche in which we operate within has been progressively segmenting into new markets categories which cover online video games, online social gaming, virtual training, distant learning, virtual simulation, mobile gaming, online music communities and 3D social networks. We are actively engaged in many of the aforementioned markets and have developed either online products or prototypes for each of the other categories we are not actively engaged in.

Currently, we actively operate in the virtual training, distant learning, online music communities and 3D social networks segments As we attempt to expand and actively engage in other segments, we will face competition from numerous sources, including prospective customers which may develop and market their own competitive products and services, software companies, and online and Internet service providers. We believe that competition will be based primarily on ease of use, price and features, including communications capabilities and content.

Currently, there are many companies collaborating to establish standardization of 3D usage on the Internet, the adoption of which may require changes to our technology. If we fail to recognize or address the need for new service or product introductions our business and financial condition could be materially adversely affected. Competitors may develop superior technology or determine as a group to adopt standards with which our technology is not compatible.

Many companies now compete with us in one way or another and new ones may emerge in the future. The competition may be through entry into the same markets, or through technology that either obviates our advantages or lowers the barrier to entry in one of our markets. The markets in which we compete are characterized by rapid changes in technology and customer requirements, frequent new service and product introductions and evolving industry standards which could result in product obsolescence or short product life cycles. Accordingly, our ability to compete will be dependent upon our ability to develop and successfully introduce new products into the marketplace in a timely manner and to continually enhance and improve our technology to meet the increasingly sophisticated and varied needs of our users and prospective users.

The competitive nature of each market segment varies based upon capitalization, historic positioning and technical capabilities among other attributes relative to these segments of each of the competitors within these markets. We believe we have (i) the technical capability to compete in all of these segments, and (ii) existing relationships in most of these market segments. However, we believe we are currently undercapitalized to effectively compete in all of the emerging market segments listed above and until we can raise sufficient capital to compete across the board we will have to cede certain segments while we focus our resources on those segments we believe we can be most competitive. Since as described above, the barriers to entry to any single segment are relatively low, a limited but sharply focused competitor will likely be able to overwhelm us in a specific segment. We are also unable to predict with any precision the particular segment in which such a competitor may arise and what our response will be as that will depend upon the resources available to us at that time.

(8)

Intellectual Property

Trademark: Worldsplayer™ - The WorldsPlayer is especially designed to allow users to view and experience the multi-user, interactive Worlds Gamma technology. Any world created with the WorldsShaper will be viewable and navigable with WorldsPlayer.  Utilizing the WorldsPlayer, a user assumes a persona (via a digital actor, or Avatars), and can then move, view, chat, play, express one's self via gestures and animations, voice chat, send email, join discussion groups, listen to music, shop at Worlds 3D stores, and watch videos, all in the company of users from around the world, within the 3D environment.  The WorldsPlayer boasts high frame rate for fast, high quality graphics, an easy to use graphic user interface, seamless 2D Web browser integration, auto-upgrade capability over the Internet, and a complete communication tool set including chat, voice-to-voice chat, email and animation. The WorldsPlayer offers users the unique and creative experience of customizing their Avatars, while maintaining the ability to animate and activate their Avatars.

In addition to our trademarks, we intend to enter into confidentiality agreements with key employees and consultants to protect our IP and general know-how.

During 2009 and 2010, our former parent, Worlds Inc., invested approximately $150,000 in software development.

Employees

We currently have one full time employee, our president and CEO, Thomas Kidrin, who is also the president and CEO of our former parent, Worlds, Inc. for whom he continues provides services on an as-needed basis. We do not believe that Mr. Kidrin’s obligations to Worlds Inc. will interfere with his ability to act as our president and CEO. Mr. Chris Ryan, our chief financial officer is a part-time employee who provides services to us on an as-needed basis. Mr. Ryan, who has the same arrangement with Worlds Inc., also has a full time job but based upon his past performance of his duties for Worlds Inc. we do not believe his outside duties will affect his ability to perform services for us as–needed. In the event our future growth requires a full time CFO, we expect to make any necessary arrangement’s which could include hiring Mr. Ryan on a full time basis or hiring a new full time CFO. We similarly expect to monitor Mr. Kidrin’s performance to determine if his duties to Worlds Inc. are interfering with his obligations to us.

Inasmuch as we anticipate that we will be acquiring other companies with synergistic technologies and businesses, it is possible that our current management team will be supplemented with officers of the acquired companies. In such event, if another individual is selected as our CEO, Mr. Kidrin may leave our employ to become a full-time employee of Worlds Inc. Alternatively, if Mr. Kidrin’s services are truly needed by us full time, we expect he will resign his position with Worlds Inc. In either event, following a transition period of not more than 12 months, we expect Mr. Kidrin will be employed either by us or by Worlds Inc., but not by both companies, unless a majority of the independent directors of both companies determine that he is indispensable to both companies.

Corporate History

The Company was created as a wholly-owned subsidiary of Worlds Inc. on January 25, 2011. On May 16, 2011, Worlds Inc. transferred to Worlds Online Inc. the majority of its operations and related operational assets, except for its patent portfolio.

(9)

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks, including but not limited to those set forth below. Our operations and performance could also be subject to risks that do not exist as of the date of this report but emerge thereafter as well as risks that we do not currently deem material.

Risks related to our operations

Our auditors have expressed doubt about our ability to continue as a going concern. If we do not generate substantial revenue from our new relationships and are also unable to obtain capital from other resources, we will significantly curtail our operations or halt them entirely.

Our capital requirements for the development and commercialization of our technology, creation of our 3D sites and our general operations have been, when owned by Worlds Inc., and will continue to be now that we own it, significant. We will be dependent on financings to fund our development, working capital needs and the cost of future acquisitions. We have only limited cash or cash equivalents. Accordingly, if we do not develop any new projects or acquire profitable companies, we would have to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

We have experienced relatively large losses during our development and, without significant increases in the market penetration of our services and improvements to our operating margins, we will not achieve profitability.

Historically, our former parent incurred significant net losses over the last 16+ years developing our technology and developing our business model and assets. We anticipate that we will continue to incur significant losses for at least the short-term. We will not achieve profitable operations until we successfully attract and retain a significant number of advertisers to and users of our 3D sites and customers for our other services and generate revenues from these sources that are sufficient to offset the substantial up-front expenditures and operating costs associated with developing and commercializing our services. We may never be able to accomplish these objectives.

It will be difficult for you to evaluate us based on our past performance because we are a relatively new company with a limited operating history.

(10)

Risks related to our operations - con’t

We have been actively engaged in the commercial sale of our 3D Internet-based services for a relatively short period of time and, accordingly, have only limited financial results on which you can evaluate our company and operations. We are subject to, and must be successful in addressing, the risks typically encountered by new enterprises and companies operating in the rapidly evolving Internet marketplace, including those risks relating to:

o the failure to develop brand name recognition and reputation;

o the failure to achieve market acceptance of our services;

o a slow down in general consumer acceptance of the Internet as a vehicle for commerce; and

o an inability to grow and adapt our business and technology to evolving consumer demand.

We may not be able to successfully compete in our markets, which are characterized by intense competition and the presence of large competitors and rapidly changing technology.

Operating with relatively limited resources but more than we currently have, our former parent was unable to effectively compete in our target markets. These markets are characterized by intense competition, rapidly changing technology and increasing numbers of new market entrants who have developed or are developing potentially competitive products and services, often resulting in product obsolescence or short product life cycles. Our competitors include other enterprises utilizing 3D-based technology for online entertainment and marketing purposes, online and Internet service providers, online shopping malls, online direct music retailers, online music and book sites and traditional music retailers. Most of our competitors have significantly greater financial and operating resources compared to us.  Our ability to compete will be dependent on our ability to enhance and upgrade our technology platform in a timely manner and to effectively offer our target customers attractive and exciting 3D content and services, all of which require the expenditure of funds that we currently do not have. In addition, the very companies with which we do business, such as the larger Internet service providers and record labels, may determine to create and distribute their own 3D Internet sites. If we are unable to overcome these obstacles, we will not be successful.

We may not be able to develop and maintain marketing relationships with other Internet companies.

Our strategy for expanding brand recognition through online advertising depends to some extent on our relationship with other Internet companies. We are now seeking to enter into marketing agreements with those companies that will permit us to advertise our products and services on their web pages. There can be no assurance that we will be able to negotiate these agreements on favorable terms or at all. Additionally, other e-commerce and music-related sites, which advertise on popular web sites, may have exclusive advertising relationships with such sites or may otherwise object to our attempts to enter into marketing agreements or relationships with such sites. If we cannot secure or maintain these marketing agreements on favorable terms, our business prospects could be substantially harmed.

Our limited resources may restrict our ability to manage any growth we may experience.

Growth of our business may place a significant strain on our management systems and resources and may require us to implement new operating and financial systems, procedures and controls. Our failure to manage our growth and expansion could adversely affect our business, results of operations and financial condition. Moreover, our present technology backbone may not be adequate to accommodate rapid growth in user demand. Our inability to add additional hardware and software to upgrade our existing technology or network infrastructure to accommodate increased traffic may cause decreased levels of customer service and satisfaction. Failure to implement new systems effectively or within a reasonable period of time could adversely affect our business, results of operations and financial condition.

(11)

Risks related to our operations - con’t

In addition to our own technology, we use the technology of others in the creation of our products and we are dependent upon our continued ability to access these other technologies.

Although our license to Worlds Inc.’s proprietary technology is the foundation of our products, we also use the technology of other companies in the creation and delivery of our products. Accordingly, any delay or termination by any of these third-party providers in the provision of their technologies to us because of our failure, or perceived inability, to pay such vendors or otherwise could cause a disruption in the commercial distribution of our own products. Further, any material increases in the prices these providers charge us for use of their technologies could force us to increase the prices we charge for our own products or possibly make the creation and distribution of our products no longer economically feasible or desirable. We cannot assure you that any of these companies will continue to provide their technology to us in an efficient, timely and cost-effective manner. An interruption in, or termination of, our access to any necessary third party technologies, and our subsequent inability to make alternative arrangements in a timely manner, if at all, would likely have a material adverse effect on our business and financial condition.

Our future growth may be dependent, in part, on the sale of our services to foreign customers, and accordingly, are subject to the risks of doing business internationally.

We currently market and provide our services both in the United States and internationally. Although our foreign customer base is quite small now and not a material part of our business, we hope to increase our international business significantly when funds are available to run significant marketing campaigns internationally. Servicing our foreign clients and marketing our services abroad requires the dedication of significant management and financial resources, which we currently do not have. Our international operations are, and will be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. Operating internationally subjects us to risks relating to the following areas:

o expenses associated with customizing products for foreign countries;

o political and economic instabilities;

o potentially adverse tax consequences and regulatory requirements;

o uncertainty of product acceptance by different cultures;

o dependence on local partners who may not be able to meet the needs of a growing international market;

o greater difficulty in accounts receivable collection and longer collection periods;

o difficulties and costs of staffing and managing foreign operations;

o unexpected changes in regulatory requirements related to the Internet; and

o limited or unfavorable intellectual property protection.

No assurance can be given that we will ever be able to significantly expand our international business.

The market may not readily accept our products.

(12)

Risks related to our operations - con’t

Demand and market acceptance for relatively new products, such as our 3D chat, are subject to a high level of uncertainty. The successful introduction of any new product requires a focused, efficient strategy to create awareness of and desire for the products. For example, in order to achieve market acceptance for our Worlds 3D chat sites, we will need to educate the members of the music industry, such as record companies, record labels and recording artists, about the marketing benefits this product could provide them. Similarly, we will have to make music buyers and Internet consumers aware of this product's existence, draw users to the site and compel them to return to the site for repeat visitations.

Our marketing strategy may be unsuccessful and is subject to change as a result of a number of factors, including changes in market conditions (including the emergence of market segments other than music which in our judgment can be readily exploited through the use of our technology), the nature of possible license and distribution arrangements and strategic alliances which may become available to us in the future and general economic, regulatory and competitive factors. There can be no assurance that our strategy will result in successful product commercialization or that our efforts will result in initial or continued market acceptance for our proposed products.

If we are unable to protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position.

In addition to having to rely on Worlds Inc. protecting and expanding its patents, we rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also intend to enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although Worlds Inc. has never been involved as a defendant in any intellectual property litigation, as a licensee of Worlds Inc.’s patents, we could become a party to litigation as a result of alleged infringement of others' intellectual property. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights.

If we lose our key employee or fail to hire and retain other talented employees when necessary, our operations could be harmed.

Our success is currently dependent, in large part, on the personal efforts of Thomas Kidrin, our president and chief executive officer.  The loss of Mr. Kidrin's services could have a material adverse effect on our business and prospects. Our success is also dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial, and other personnel if and when our growth so requires. Competition for qualified personnel is intense and we may not be able to hire or retain such additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on our ability to grow our business and operations.

In order to be successful, we must be able to enhance our existing technology and products and develop and introduce new products and services to respond to changing market demand.

(13)

Risks related to our operations - con’t

The markets in which we operate are characterized by frequently changing customer demand and the introduction of new technologies. In order to be successful, we must be able to enhance our existing technology and products and develop and introduce new products and services to respond to changing market demand. The development and enhancement of services and products entails significant risks, including:

o the inability to effectively adapt new technologies to our business;

o the failure to conform our services and products to evolving industry standards;

o the inability to develop, introduce and market enhancements to our existing services and products or new services and products on a timely basis; and

o the non acceptance by the market of such new service and products.

We currently have only limited resources to enhance our technology or to develop new products.

Our future results depend on continued evolution of the Internet.

Our future results depend on continued growth in the use of the Internet for information, publication, distribution and commerce. Our growth is also dependent on increasing availability to residential consumers of broadband Internet access which will allow such persons to access higher-capacity content through the Internet. Our business could suffer if Internet usage and broadband availability does not continue to grow and evolve.

In addition, changes in network infrastructure, transmission and content delivery methods and underlying software platforms, and the emergence of new Internet access, such as television set-top boxes, could dramatically change the structure and competitive dynamic of the market for Internet real-time 3D products. We may not be able to adopt our technology and services for use in connection with other emerging technologies.

We may not be able to economically comply with any new government regulation that may be adopted with respect to the Internet.

New Internet legislation or regulation, or the application of existing laws and regulations to the Internet and e-commerce could add additional costs and risks to doing business on the Internet. We are subject to regulations applicable to businesses generally and laws or regulations directly applicable to communications over the Internet and access to e-commerce. Although there are currently few laws and regulations directly applicable to e-commerce, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust, taxation and characteristics and quality of products and services.

(14)

Risks related to our operations - con’t

Legislation regarding privacy of personal information about users may affect our communities.

We are subject to and must comply with data protection legislation which restricts our ability to collect and exploit users' personal data. Our business is particularly dependent on the existing and future data protection laws in the United States, Europe, and in each specific country where we operate or have members. European data protections legislation is drafted in very broad terms, and there are few sources of guidance as to its interpretation. It is difficult to foresee the extent to which its enforcement by relevant authorities will restrict our operations. We believe that a rigid interpretation of data protection legislation could hinder our ability to conduct our business as planned. Our failure to comply with applicable law could subject us to severe legal sanctions which could have a material adverse effect on our business and results of operations. We maintain a privacy policy which is to not disclose individually identifiable information about any user of our products or services to a third party without the user's consent. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate users' personal information, we could be subject to liability claims.

We face potential liability for the content delivered over our sites.

While we intend to acquire all licenses and other rights necessary to conduct our business without violating any copyrights, there can be no assurance that we will be able to do so. Due to the nature of our business, we could become involved in litigation regarding the music, video and other content transmitted over our sites which could force us to incur significant legal defense costs, could result in substantial damage awards against us and could otherwise damage our brand name and reputation.

In addition, because music materials may be downloaded from our sites and may be subsequently distributed to others, claims could be made against us for "pirating" and copyright or trademark infringement. Claims could also be made against us if material deemed inappropriate for viewing by children is accessed or accessible through our sites. While we intend to carry insurance policies, our insurance may not cover these types of claims or may not be otherwise adequate to cover liability that may be imposed. Any partially or completely uninsured claim against us, if successful and of sufficient magnitude, would have a material adverse effect on us.

(15)

Risks related to our common stock

Possible issuances of our capital stock would cause dilution to our existing shareholders.

While we expect to have approximately 30 million shares of common stock outstanding following the initial round of financing and dividend distribution, we are authorized to issue up to 100,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. In addition, we are authorized to issue up to 5,000,000 shares of blank preferred stock that our board of directors can issue under any terms it wants and without any shareholder approval.

No dividends have been paid on our common stock.

We do not expect to declare or pay dividends on the common stock in the foreseeable future. In addition, the payment of cash dividends may be limited or prohibited by the terms of any future loan agreements.

We are subject to "penny stock" regulations which may adversely impact the liquidity and price of our common stock.

Our common stock is currently deemed a "penny stock." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information on penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse), the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These requirements could reduce the level of trading activity, if any, in the secondary market for our common stock. As a result of the foregoing, our shareholders may find it more difficult to sell their shares.

(16)

ITEM 2. DESCRIPTION OF PROPERTIES.

We do not own any property nor do we have any contracts or options to acquire any property in the future. Presently, we are operating out of offices in our president's residence at 11 Royal Road, Brookline, Massachusetts 02445, where we occupy approximately 800 square feet. The effects of imputing the Fair Value of this office on the financial statements taken as a whole are in materials. This space is adequate for our present and our planned future operations. We currently pay no rent to our president for use of this space, although when funds are available we may do so in the future. In addition we have no written agreement or formal arrangement with our president pertaining to the use of this space. No other businesses operate from this office. We have no current plans to occupy other or additional office space.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established trading market for our common stock. We expect to have approximately 30,206,890 shares of our common stock outstanding following distribution of the shares from the dividend declaration to shareholders of record of Worlds Inc. on May 16, 2011. In addition, we have granted an aggregate of 6,245,829 options, of which five million are owned by our president and an aggregate of 1,174,996 by our non-employee directors. All of these options are exercisable at a price of $0.57 per share. All of the outstanding shares will be unrestricted, unless issued to an affiliate. Finally, as a result of our recent private placement, we issued an aggregate of 526,315 shares of restricted stock which may currently be sold into the market pursuant to Rule 144, as promulgated under the Securities Act of 1933. We expect to have our shares quoted for trading on the OTC Bulletin Board. No assurance can be given that our shares will be accepted for such quotation.

Holders

As of May 16, 2011 we had approximately 639 shareholders of record of our common stock which is the number of Worlds Inc. shareholders on May 16, 2011 plus the three investors who invested directly into the Company.

Dividends

We have never paid a dividend on our common stock and do not anticipate paying any dividends in the near future.

(17)

Recent Sales of Unregistered Securities

In May 2011, we completed a private placement of an aggregate of 526,315 shares of our common stock at a price per share of $0.57 for aggregate proceeds of $300,070.  This issuance was exempt pursuant to Rule 506 inasmuch as the shares were sold to a total of only three persons, each of whom was an “accredited investor” in a private placement without advertising or the payment of any commissions. Accordingly, the stock certificates representing these shares will carry legends indicating that the shares have not been registered and may not be traded until registered or otherwise exempt.

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	6,245,829		$0.57	2,754,171
Equity compensation plans not approved by stockholders	0	$	N/A	-
Total	6,245,829		$0.57	2,754,171

(18)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

When used in this form 10-K and in future filings by the Company with the Commission, The words or phrases such as "anticipate," "believe," "could," "would," “should,” "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" or similar expressions are intended to identify “forward-looking statements” within  the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

The following discussion should be read in conjunction with the financial statements and related notes which are included in this report under Item 8.

We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

(19)

Overview

General

We are a 3D entertainment portal which leverages its proprietary technology to offer visitors a network of virtual, multi-user environments which we call "worlds". These worlds are visually engaging online environments featuring animation, motion and content where people can come together and, by navigating through the website, shop, interact with others, attend events and be entertained.

 Sites using our technology allow numerous simultaneous visitors to enter, navigate and share interactive "worlds". Our 3D Internet sites are designed to promote frequent, repeat and prolonged visitation by users by providing them with unique online communities featuring dynamic graphics, highly useful and entertaining information content, and interactive capabilities. We believe that our sites are highly attractive to advertisers because they offer access to demographic-specific user bases comprised of people that visit the site frequently and stay for relatively long periods of time.

We were formed on January 25, 2011 and effective May 16, 2011 Worlds Inc. (formerly known as Worlds.com Inc.) transferred to us a substantial portion of its operational assets and granted us a world-wide license to its existing, and future, 3-D related patent portfolio. Accordingly, we have only had operations of our own since May 16, 2011. Our fiscal year ends on December 31.

Revenues

One source of revenues derives from the entry into development agreement with clients in which a development, license and maintenance fee is paid for the creation and administration of a 3D virtual world to be offered to a select user base.

In other types of joint venture agreements we would agree to fund the development costs in return for recoupment of development costs on first monies in from ongoing participation in VIP, advertising and sponsorship revenue.

VIP revenues are funds, typically $2 - $6 per month, charged to users for either an enhanced avatar with additional virtual clothes and virtual goods or access to VIP only areas of the virtual World. To illustrate, in Worlds Inc. creation of Aerosmith World, only VIP members have access to Steven Tyler’s studio and his secret world, providing VIP members a greater opportunity to meet Mr.Tyler when he is online as well as mingle with other VIP guests and watch Aerosmith music videos in the VIP media lounge.

 Our financial statements currently reflect an entry called “deferred revenue”. This is specific to the conversion of a note Worlds Inc. issued to Pearson PLC in 1996 in the initial face amount of $1,263,900. Pearson has agreed to forgive 50% of the note and convert the balance of the note into deferred revenue for products and services Worlds Inc. develops for Pearson in the form of virtual worlds for training and distant learning. Each product Worlds Inc. develops for Pearson has been reviewed and accepted by a senior Pearson executive as part of an ongoing internal sales and capabilities program between various divisions within Pearson. As part of the Spin-off we assumed this obligation and intend to continue to pay down the debt by providing additional products and services.

Revenue that was generated resulted from VIP subscriptions to the Worlds Ultimate 3-D Chat service and software development fees to provide a site for a 3-D world under a deferred revenue agreement.

(20)

Expenses

We classify our expenses into two broad groups:

O	cost of revenues; and

O	selling, general and administration.

Liquidity and Capital Resources

We raised a small amount of capital to enable us to begin upgrading our technology, develop new products and actively solicit additional business.  We expect to continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. However, we believe we have sufficient funds to operate for at least another 12 months. If we cannot raise additional capital, form an alliance of some nature with another entity, or start to generate sufficient revenues, we may need to scale back operations.

Results of Operations

Net revenues for the period from formation, January 25, 2011, through December 31, 2011 were $125,607. The Company’s revenue was from software development fees to provide a site for a 3-D world under a deferred revenue agreement, consulting revenue from a consulting agreement whereby the Company is advising on the licensing of patents and virtual world technologies and VIP subscriptions. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenue from the period of formation through December 31, 2011 was $23,025. This includes software development and hosting fees.

Other selling general and administrative expenses (SG&A) was $188,499 for the period from formation through December 31, 2011. Salaries was $92,128 for the period from formation through December 31, 2011.

Other expenses for the period from formation through December 31, 2011 include options expense of $195,615. We had an unrealized loss on the market value of our investment in a publicly traded security of $3,750 for the period from formation through December 31, 2011.

As a result of the foregoing, for the period from January 25, 2011 through December 31, 2011 we had a net loss of $377,410.

For comparative purposes, while we will be almost seamlessly continuing the business and operations of Worlds Inc., we will not have any of the expenses relating to enforcement of the patents.

(21)

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $118,803 at December 31, 2011. There were no capital expenditures in the period from formation through December 31, 2011.

In May 2011, we raised $300,070 through the issuance of 526,315 shares of our common stock at a price of $0.57 per share. The funds raised in the financing will be used to develop new products and services, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission and other legal expenses arising from our day-to-day operations and acquisitions, if any. We hope to raise additional funds to be used for advertising our existing products and services and to fund the development of additional products and services. No assurances can be given that we will be able to raise any additional funds. As described above, we are currently negotiating with various musical artists, educational companies and other entities to develop worlds for them. While no assurance can be given that any of these deals will be concluded, if successful they would likely generate additional cash flows.

Recent Accounting Pronouncements

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   The Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

(22)

(23)

FL Office

7951 SW 6th St., Suite. 216

Plantation, FL 33324

Tel: 954-424-2345

Fax: 954-424-2230

NC Office

19720 Jetton Road, 3rd Floor

Cornelius, NC 28031

Tel: 704-892-8733

Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Worlds Online Inc.

We have audited the accompanying balance sheet of Worlds Online Inc. (the “Company”) as of December 31, 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the period from inception (January 25, 2011) through December 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds Online Inc. (a Delaware corporation) as of December 31, 2011 and the results of its operations and its cash flows for the period from inception (January 25, 2011) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, has an accumulated stockholders’ deficit, has negative working capital, has had minimal revenues from operations, and has yet to generate an internal cash flow from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, CPA'S

Bongiovanni & Associates, CPA'S

Cornelius, North Carolina

April 12, 2012

 www.bai-cpa.com

(24)

ITEM 8. FINANCIAL STATEMENTS.

Worlds Online Inc.
Balance Sheet
December 31, 2011

Audited
31-Dec-11
Current Assets
Cash	$118,803
Trading securities	71,250

Total Current Assets	190,053

TOTAL ASSETS	$190,053

Current Liabilities
Accrued expenses	$77,959
Account payable - related party	43,818
Deferred revenue	226,950
Total Current Liabilities	348,728

Stockholders’ (Deficit):
Common stock to be issued (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 526,315)	$526
Common stock warrants	1,165,563
Additional paid in capital	(947,354)
Accumulated deficit	(377,410)
Total Stockholders Deficit	(158,675)

Total Liabilities and stockholders deficit	$190,053

See Notes to Financial Statements and Report of Independent Registered Public Accounting Firm.

(25)

Worlds Online Inc.
Statement of Operations
For the Period From Inception on January 25, 2011 Through December 31, 2011

Audited
from Inception to
31-Dec-11
Revenues:
Revenue	$125,607

Total	125,607

Cost and Expenses:

Cost of Revenue	<23,025>

Gross Profit	102,582

Directors fees paid with options	195,615
Selling, General & Administrative	188,499
Salaries	92,128
Total	476,242

Operating (loss)	(373,660)

Other Income (Expense)
Unrealized loss on trading securities	(3,750)

Net (Loss)	$(377,410)

Weighted Average Net (Loss) per share (basic and fully diluted)	$(1.04)
Weighted Average Common Shares Outstanding	361,723

See Notes to Financial Statements and Report of Independent Registered Public Accounting Firm.

(26)

Worlds Online Inc
Statement of Cash Flows
For The Period From Inception (January 25, 2011) Through December 31, 2011

Audited
from Inception to
31-Dec-11

Cash flows from operating activities:
Net (loss)	$(377,410)
Adjustments to reconcile net (loss) to net cash used in operating activities

Unrealized loss on trading securities	3,750
Fair value of stock options issued to Directors	195,615
Accrued expenses	77,959
Stock received for consulting fees	(75,000)
Due to related party	43,818
Deferred revenue	(50,000)

Net cash used in operating activities:	(181,267)

Cash flows from investing activities:

Cash flows from financing activities:
Proceeds from issuance of common stock	300,070

Net cash provided by financing activities	300,070

Net increase in cash and cash equivalents	$118,803

Cash and cash equivalents beginning of period	$-0-

Cash and cash equivalents end of period	$118,803

Non-cash financing activities:

Common stock warrants issued as part of stock dividend	$1,165,563

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-0-
Income taxes	$-0-

See Notes to Financial Statements and Report of Independent Registered Public Accounting Firm.

(27)

Worlds Online Inc
Statement of Stockholders’ Deficit
For the Period Of Inception (January 25, 2011) Through December 31, 2011

				Common	Common
				Shares	Stock	Common		Total
	Common	Common	Additional	Subscribed	Subscribed	Stock	Accumulated	stockholders'
	Stock	Stock	Paid-in	but not	but not	Warrants	Deficit	equity
	Shares	Amount	capital	Issued	Issued			(deficit)

Balance, January 25, 2011	—	$—	$—	—	—		—	$—

Transfer of deferred revenue from Worlds Inc.	—	—	(276,950)	—	—	—	—	(276,950)
Issuance of common stock for cash investment	526,315	526	299,544			—	—	300,070
Stock options for directors and officer transferred from Worlds Inc.	—	—	(1,165,563)	—	—	1,165,563	—	—
Issuance of stock options to Directors	—	—	195,615	—	—	—	—	195,615
Net Loss for the period ended December 31, 2011	—	—	—	—	—	—	(377,410)	(377,410)

Balances, December 31, 2011	526,315	$526	$(947,354)	$—	$—	$1,165,563	$(377,410)	$(158,675)

See Notes to Financial Statements and Report of Independent Registered Public Accounting Firm.

(28)

Worlds Online Inc.

NOTES TO FINANCIAL STATEMENTS

For the period of inception (January 25, 2011) through December 31, 2011

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

The transfer of assets occurred in the context of the spin-off by Worlds Inc. of its online and operational technologies businesses to us. The spin-off was effectuated by Worlds Inc. (formerly known as Worlds.com Inc.) declaring a dividend of its shares of its then wholly-owned subsidiary Worlds Online with each share of Worlds Inc. to receive 1/3 of a share of Worlds Online with all fractional shares rounded up. Worlds Inc. did not want a trading market to develop for our shares until the SEC completed its review of our registration statement on Form 10. Accordingly, the actual distribution of the dividend did not occur until the payment date of March 12, 2012. We intend that our stock will be quoted on the OTC Bulletin Board following the distribution of the dividend. We estimate that approximately 23,744,460 shares will be issued as part of the dividend distribution and that immediately following the distribution Worlds Inc. will continue to own approximately 19.7% of our outstanding shares. Worlds Inc, intends to dispose of its stock in an orderly fashion into the open market or in private sales, in either case in ways designed not to impact the market, but in any event within five years. While it holds any of our shares it will vote them in proportion to the votes by other stockholders.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company has always been considered a developmental stage business, has incurred significant losses since its inception and has had minimal revenues from operations. The Company will require substantial additional funds for development and enforcement of its patent portfolio. There can be no assurance that the Company will be able to obtain the substantial additional capital resources to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain sufficient financing which has had a material adverse effect on the Company, including requiring the Company to reduce operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. For the past year the Company has been operating at a significantly reduced capacity, with only one full time employee, performing primarily consulting services and licensing software and using consultants to perform any additional work that may be required.

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

Trading Securities

Trading securities consist of marketing equity securities and are reported at fair value. Unrealized holding gains and losses of trading securities are reported on the statement of operations. Realized holding gains and losses of trading securities are calculated by the specific identification method.

(29)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - con’t

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

Research and Development Costs

Research and development costs are charged to operations as incurred.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on a straight line basis over the estimated useful lives of the assets ranging from three to five years. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income. Maintenance and repairs are charged to expense in the period incurred.

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

(30)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - con’t

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

Deferred Revenue

As part of a debt refinancing in 2000 with Worlds Inc. (formerly Worlds.com), $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company. $355,000 has been amortized into income through December 31, 2010. The balance of $276,950 has been transferred to the Company. During the period presented herein, $50,000 has been amortized into income leaving a balance at December 31, 2011 of $226,950.

(31)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - con’t

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

Comprehensive Income (Loss)

The Company reports comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the consolidated financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2011.

(32)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - con’t

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Recent Accounting Pronouncements

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   The Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

(33)

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

NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

During May of 2011, the Company completed a private placement of 526,315 shares of its common stock at a price per share of $0.57 for aggregate proceeds of $300,070 from three “accredited” investors.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, $50,000 worth of services was provided leaving a deferred revenue balance of $226,950.

NOTE 5- PROPERTY AND EQUIPMENT

There is no property and equipment on the balance sheet at December 31, 2011. The Company does have property and equipment, however, for accounting purposes, the property and equipment that was transferred was fully depreciated by Worlds Inc. prior to the transfer therefore it has no carrying value to the Company.

(34)

NOTE 6 – STOCK OPTIONS

During the period, the Company issued 675,000 stock options to various Directors.  The stock options allow the parties to purchase shares of the Company’s common stock at various prices per share per each individual option agreement.  The options allow the various parties to purchase one share of its stock for each option.  The options expire at various times through December 31, 2013 per each individual option agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options. During the period from inception (January 25, 2011) through December 31, 2011, the Company recorded an expense of $195,615, equal to the estimated fair value of the options at the date of grants. These options were granted to the Directors for services to be performed.  The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.8% risk-free interest, 0% dividend yield, 65% volatility, and expected life of two and three quarter years.

During the period from inception (January 25, 2011) through December 31, 2011 we also issued 5,570,829 stock options exercisable at $0.57 per share to various option holders of Worlds Inc. The options were issued on the same basis as the stock dividend i.e. one stock option for every three stock options held in Worlds Inc. However, the exercise price of all such options was increased to $0.57 per share.

Stock Warrants and Options
Stock options outstanding and exercisable as of December 31, 2011 are as follows:

Exercise Price per Share	Shares Under Option/Warrant	Remaining Life in Years
Outstanding
$0.57	675,000	2.17
$0.57	170,832	1.96
$0.57	33,333	1.84
$0.57	99,999	1.32
$0.57	99,999	0.96
$0.57	166,666	0.75
$0.57	5,000,000	0.71
	6,245,829

Exercisable
$0.57	675,000	2.17
$0.57	170,832	1.96
$0.57	33,333	1.84
$0.57	99,999	1.32
$0.57	99,999	0.96
$0.57	166,666	0.75
$0.57	5,000,000	0.71
	6,245,829

(35)

NOTE 7 - INCOME TAXES

At December 31, 2011, the Company had federal and state net operating loss carry forwards of approximately $377,000 that expire in 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the period ended December 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2011 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $147,000 less a valuation allowance in the amount of approximately $147,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of December 31, 2011 is as follows:

Net operating loss	$147,000
Valuation allowance	(147,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the period ended December 31, 2011 is as follows:

Income tax computed at the federal statutory rate	34%
Income tax computed at the state statutory rate	5%
Valuation allowance	(39%)

Total deferred tax asset	0%

(36)

NOTE 8 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Loss
	$75,000	$71,250	$3,750

Fair market measurement at December 31, 2011 were computed using quoted prices in an active market for identified assests, (level 1 ). The shares were obtained as compensation for performing consulting services.

The unrealized loss of $3,750 is included in the Statement of Operations.

Note - 9 Related Party Transactions

Included in the accompanying Balance Sheet at December 31, 2011 is $43,818 payable to Worlds Inc. for payments made on shared expenses.

NOTE - 10 Commitments and Contingencies

The Company is committed to an employment agreement with our President and CEO, Thom Kidrin.  The agreement was transferred to the Company as part of the operations and related operational assets that was transferred to the Company on May 16, 2011.  The agreement, dated as of September 1, 2007, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $200,000, which increases 10% on January 1 of each year; a monthly car allowance of $1,000; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 15 million shares of our Worlds Inc. common stock at an exercise price of  $0.05 per share, of which one-third vested on September 4, 2007, one-third vest on August 31, 2008 and the balance vested on August 31, 2009; a death benefit equal to one year of the then base salary and a disability benefit equal to two years of the then base salary; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

(37)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2011 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)  provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal controls over financial reporting was effective as December 31, 2011 at the reasonable assurance level.

(38)

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, our internal controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting

We have made no change in our internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

ITEM 9B.  OTHER INFORMATION.

None.

(39)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent.

Name	Age	Position
Thomas Kidrin	59	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	51	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	65	Director
Robert Fireman	63	Director

Thomas Kidrin has been president, secretary and treasurer from December 1997 through July 2007 then added the title chief executive officer since August 2007. Mr. Kidrin was also president and a director of Worlds Acquisition Corp. from April 1997 to December 1997. He has been the chairman and president of Datastream Corporation, a designer and developer of interactive products and services, since 1993. From December 1991 to June 1996, Mr. Kidrin was a founder, director, and President of UC Television Network Corp., a company engaged in the design and manufacture of interactive entertainment/advertising networks in the college market under the brand name College Television Network, the largest private network on college campuses in the United States sold to MTV in 1996 now operating under MTVU. Mr. Kidrin has attended Drake University and the New School of Social Research.

Christopher J. Ryan has been Vice President-Finance since May 2000 and principal accounting and finance officer since August 2000. From August 1991 through April 2000, Mr. Ryan held a variety of financial management positions at Reuters America, an information services company.  From 2001 through 2003, Mr. Ryan was the founder and President of CJR Advisory Services, a personal corporation through which he provided financial consulting services to various entities.  Since 2004, Mr. Ryan has been the VP Finance of Peminic, Inc.  Mr. Ryan is an inactive certified public accountant. He is a graduate of Montclair State University in New Jersey and received an M.B.A. degree from Fordham University in New York.

Bernard Stolar, noted for his expertise in both identifying and developing market-driving content and forging successful business partnerships, brings to the board over twenty years of senior-level experience within the interactive entertainment industry in all phases of company operations, including sales and marketing, product development, licensing, distribution, strategic planning and management. Mr. Stolar has served in high profile leadership roles at publicly and privately held interactive entertainment companies. Currently, Mr. Stolar is Dean of Games and Game Evangelist for Google, Inc. From February 2006 until its purchase by Google, Inc. in February 2007, Mr. Stolar was the Chairman of the Board of Adscape Media. Prior to this, he was president and chief operating office of BAM! Entertainment, where he transformed the company from a hand-held content company to a developer and marketer of interactive entertainment for next generation video game consoles. In 2000, Mr. Stolar joined Mattel, Inc. as president of Mattel Interactive, where he was responsible for directing and reorganizing the $1 billion Mattel Interactive division. From 1996 to 1999, Mr. Stolar served as president and chief operating officer of Sega of America, Inc. where he helped increase sales from $200 million to over $1 billion in three years, and orchestrated the launch of the Sega Dreamcast(TM), the fastest selling video game console in US history at that time. Mr. Stolar also served as executive vice president of Sony Computer Entertainment of America, where he was a key leader of the Sony Playstation® launch team, directing all third-party publishing in the U.S. Prior to that, Mr. Stolar served as president of Atari America's game division.

Robert Fireman is a seasoned executive in the building of technology and consumer driven companies. He brings to Worlds vast experience in the development of real time, loyalty based, stored value products and services.  Mr. Fireman was a founder and former Director and General Manager of SmartSource Direct, Inc., a subsidiary of News America Marketing (News Corp).  Mr. Fireman was responsible for the development, marketing and distribution of card-based loyalty, financial, and database products & services in retail, grocery and drug store chains encompassing over 50,000 stores throughout the U.S.  Mr. Fireman has been a practicing attorney for over 25 years and is the managing attorney of Fireman & Associates LLP.

Until his death on November 27, 2011, Jay Coleman was also a member of the board of directors.

The board of directors did not meet during 2011 and acted by written consent four times during the year.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

(40)

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. - con’t

Family Relationships

None.

Legal Proceedings

None.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee.  We have only recently begun operations, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert" or to so designate one of our current directors, but we intend to either retain an additional director who will qualify as such an expert or designate one of our current directors as such an expert, as soon as reasonably practicable. Our current directors, by virtue of their past employment experience, have considerable knowledge of financial statements, finance, and accounting, and have significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such a designated expert at this time.

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethics was filed  as Exhibit 14.1 to a previous annual report. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

·	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

·	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications we make

·	Compliance with applicable governmental laws, rules and regulations

·	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

·	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2011.  Except as disclosed below, we believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.  Each of our directors did not timely file one Form 4.

(41)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the period from formation through December 31, 2011 to our chief executive officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kindrin President and CEO	2011	$64,615(3)	0	0	0		0	$64,615(3)

(1) The compensation reported on the Table does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) Mr. Kidrin has an employment agreement with a 2011 salary of $292,820.  A portion of his compensation has been paid by Worlds Inc. with the remaining balance deferred due to lack of funds.

Stock Option Grants

The following table sets forth information as of December 31, 2011 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2011

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	5,000,000	0	0	$0.57	09-04-12

(42)

ITEM 11. EXECUTIVE COMPENSATION. - con’t

Compensation of Directors

The Board of Directors adopted a compensation program for the directors whereby each non-employee director will receive compensation in the form of stock options for serving on the board. Five-year non-qualified stock options to purchase 100,000 shares of the Corporation’s common stock are to be granted annually on January 1 to each non-employee director then in office at an exercise price equal to the last reported trading price of our common stock on that day, with such options to vest in 12 months, provided the director serves for at least six months, following the date of grant.  In addition, every non-employee director upon first joining our board receives 150,000 stock options that vest immediately and are exercisable for five years at a price equal to the last reported trading price of our common stock on that day. Persons becoming a non-employee director in the middle of a year will receive a pro rata amount of options. The above notwithstanding, the exercise price of the initial options issued to our non-employee directors shall be the price per share paid by investors in our initial financing.

Inasmuch as our initial board was not formed until March 30, 2011, no director received any compensation for a previous fiscal year. However, as described above, each director owns 225,000 options exercisable at $0.57 per share, of which 150,000 are fully vested and 75,000 vested on March 30, 2012, inasmuch as each of such persons was a director on September 30, 2011.

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2011 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Jay Coleman (2)	0	0	65,205		65,205
Robert Fireman	0	0	65,205		65,205
Bernard Stolar	0	0	65,205		65,205

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2011 fiscal year for the fair value of stock options granted to the named director in fiscal year 2011, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

(2) Deceased on November 27, 2011.

(43)

ITEM 11. EXECUTIVE COMPENSATION. - con’t

Employment Agreements

On September 4, 2007, the board of Worlds Inc. approved entry into an employment agreement with its president, Thom Kidrin.  The agreement, dated as of September 1, 2007, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $200,000, which increases 10% on January 1 of each year; a monthly car allowance of $1,000; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 15 million shares of our common stock at an exercise price of  $0.05 per share, of which one-third vested on September 4, 2007, one-third vest on August 31, 2008 and the balance vested on August 31, 2009; a death benefit equal to one year of the then base salary and a disability benefit equal to two years of the then base salary; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination. Worlds Inc. transferred this contract to us on May 16, 2011.

Stock Option Plan

On May 31, 2011, our board of directors adopted the 2011 Stock Award and Incentive Plan which plan was presented to, and approved by, our then sole stockholder, Worlds Inc. That approval notwithstanding, we intend to present the plan to our shareholders for their ratification at our next annual meeting.  The plan provides for the issuance of up to nine million options and/or shares of restricted stock of which not more than eight million can be incentive stock options.  To date, 6,245,829 options have been issued under the plan.

Compensation Committee Interlocks and Insider Particiaption

All of our officers and directors currently hold the same positions with our former parent, Worlds Inc, although as described elsewhere herein it is the intent that our current non-employee directors will only serve during a transition period not to exceed 12 months. Worlds Inc. does not have a compensation committee and all of its directors perform the function of a compensation committee. Similarly, we too do not have a compensation committee and all of our directors perform the functions of a compensation committee, except that Mr. Kidrin, our president and CEO, does not participate in any deliberations with respect to his compensation and physically removes himself from the presence of the other directors while they deliberate over his compensation and bonuses. Accordingly, Mr. Kidrin, who is both our president and CEO and of Worlds Inc. may be deemed to fall within the parameters of a compensation committee interlock. To address this situation, as described above, Mr. Kidrin recuses himself from all deliberations of the board with respect to his compensation.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	5,000,000	0	0	$0.05	09-04-12

(44)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 28, 2012, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Directors, and executive officers; (ii) each person known to us who owns beneficially more than 5% of the common stock; and (iii) all Directors, and executive officers as a group. The percentage of shares beneficially owned is based on there having been 30,347,664 shares of common stock outstanding as of March 28, 2012.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 28, 2012

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Worlds Inc.	5,936,115(3)	19.6%
Thomas Kidrin	5,430,000(4)	17.9%
Chris Ryan	209,715	0.7%
Robert Fireman	408,332(5)	1.3%
Bernard Stolar	374,999(5)	1.2%
Steven Chrust	2,074,017(6)	6.9%
All directors and executive officers as a group (five persons)	6,423,046(7)	21.25%

(1) Unless stated otherwise, the business address for each person named is c/o Worlds Online Inc., 11 Royal Road, Brookline, MA  02445.

(2) Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

(3) Worlds Inc, intends to dispose of its stock in an orderly fashion into the open market or in private sales, in either case in ways designed not to impact the market, but in any event within five years. While it holds any shares it will vote them in proportion to the votes by other stockholders.

(4) Includes 5 million currently exercisable stock options. Due to the size of Mr. Kidrin’s holdings and his position with the company, the stock certificates representing Mr. Kidrin’s shares will carry restrictive legends indicating that all of his shares are subject to restrictions on transferability.

(5) Consists of currently exercisable stock options.

(6) Includes common shares directly and indirectly owned.

(7) Includes 5,783,331 currently exercisable stock options.

(45)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are not currently subject to the requirements of any stock exchange or inter-dealer quotation system with respect to having a majority of “independent directors” although we believe that we meet that standard inasmuch as Messrs. Stolar, and Fireman are “independent” and only Mr. Kidrin, by virtue of being our president and CEO, is not independent. Although we are not currently subject to such rule, the independence of our directors meets the definition of such term as contained in NASDAQ Rule 5605(a)(2).

We have not engaged in any related party transaction since our inception.

Worlds Inc., our former parent and currently a 19.7% owner of our outstanding common stock has officers and directors which mirror ours, although as described elsewhere herein it is the intent that our current non-employee directors will only serve during a transition period not to exceed 12 months. During 2010 Worlds Inc. entered into the following transaction with a person who is currently one of our directors, but was not one of directors at the time of such transaction: Robert Fireman, one of our directors, received 100,000 stock options of Worlds Inc. exercisable for 3 years at a price of $0.05 per share, which was the closing price of Worlds Inc.’s common stock on the date of grant, as compensation for his efforts in assisting Worlds Inc. in negotiating and settling various patent matters with respect to its patent advisors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our audit of the annual financial statements for the period ended December 31, 2011. Bongiovanni was retained as our auditor in May 2011. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2011
	Bongiovanni

Audit Fees (1)	$27,000	(2)
Audit-Related Fees (3)	4,000
Tax Fees (4)	$0
All Other Fees (5)
Total Accounting Fees and Services	$31,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Bongiovanni in 201 relate to (i) the audit of our annual financial statements for the period ended December 31, 2011, and (ii) the review of the financial statements included in our filings on Form 10-Q for the second and third quarters of 2011.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Bongiovanni & Associates, P.A. were pre-approved by our Board of Directors.

We are presently working with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

(46)

ITEM 15. EXHIBITS.

3.1	Certificate of Incorporation of the Registrant (a)
3.2	By-Laws of the Registrant (a)
10.1	Employment Agreement dated as of September 1, 2007 between Worlds.com Inc. and Thomas Kidrin (a)
10.2	Worlds Online 2011 Stock Option and Restricted Stock Award Plan (a)
10.3	License Agreement between Worlds Inc. and Registrant dated as of May 16, 2011.(b)
10.4	Letter Agreement between Worlds Inc. and Pearson Inc. dated November 20, 2000 (b)
10.5	Letter Agreement between Worlds Inc. and Pearson Inc. dated December 3 20, 2007 (b)

10.6	Web Design and Content Supply Agreement between Worlds.com Inc. and Pearson Education, Inc. dated April 3, 2009 (c)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer *

32.2.	Section 1350 Certifications of Chief Financial Officer *

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a) Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011

(b) Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433), Amendment No. 2 filed on October 7, 2011

(c) Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433), Amendment No. 3 filed on December 6, 2011

* Filed herewith

(47)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2012                                                                                             WORLDS ONLINE INC.

(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                                                      Title                                                              Date

/s/ Thomas Kidrin                           President, Chief Executive Officer                          April 12, 2012

Thomas Kidrin                                and Director

/s/ Christopher J. Ryan                    Vice President - Finance and                                 April 12, 2012

Christopher J. Ryan                         Principal Accounting and

                                                      Financial Officer

/s/ Bernard Stolar                            Director                                                               April 12, 2012

Bernard Stolar

/s/ Robert Fireman                           Director                                                              April 12, 2012

Robert Fireman

(48)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (a)

3.2	By-Laws - Restated as Amended (a)

10.1	Employment Agreement dated as of September 1, 2007 between Worlds.com Inc. and Thomas Kidrin (a)

10.2	Worlds Online 2011 Stock Option and Restricted Stock Award Plan (a)

10.3	License Agreement between Worlds Inc. and Registrant dated as of May 16, 2011.(b)

10.4	Letter Agreement between Worlds Inc. and Pearson Inc. dated November 20, 2000 (b)

10.5	Letter Agreement between Worlds Inc. and Pearson Inc. dated December 3 20, 2007 (b)

10.6	Web Design and Content Supply Agreement between Worlds.com Inc. and Pearson Education, Inc. dated April 3, 2009 (c)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer *

32.2.	Section 1350 Certifications of Chief Financial Officer *

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a) Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011

(b) Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433), Amendment No. 2 filed on October 7, 2011

(c) Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433), Amendment No. 3 filed on December 6, 2011

* Filed herewith