Form 10-Q
period 2012-03-31
WORLDS ONLINE INC.
filed 2012-05-15
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 15, 2012, 24,411,549 shares of the Issuer's Common Stock were outstanding.

Worlds Online Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Online Inc.
Balance Sheets
March 31, 2012 and December 31, 2011

	Unaudited	Audited
	31-Mar-12	31-Dec-11
Current Assets
Cash	$119,102	$118,803
Trading securities	28,000	71,250

Total Current Assets	147,102	190,053

TOTAL ASSETS	$147,102	$190,053

Current Liabilities
Accrued expenses	$106,565	$77,959
Account payable - related party	56,114	43,818
Deferred revenue	226,950	226,950
Total Current Liabilities	389,629	348,728

Stockholders (Deficit)
Common Stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 24,411,549 and 0 on March 31, 2012 and December 31, 2011 respectively)	24,412	—
Common stock subscribed but not yet issued (issued and outstanding 0 and 526,315 on March 31, 2012 and December 31, 2011 respectively)	—	526
Common Stock Warrants	1,165,563	1,165,563
Additional Paid in Capital	(932,568)	(947,354)
Accumulated Deficit	(499,933)	(377,410)
Total stockholders deficit	(242,526)	(158,675)

Total Liabilities and stockholders deficit	$147,102	$190,053

The accompanying notes are an integral part of these financial statements

(2)

Worlds Online Inc.
Statement of Operations
Three Months Ended March 31, 2012

Unaudited
Three Months Ended
March 31, 2012
Revenues
Revenue	$190

Total	190

Cost and Expenses

Cost of Revenue	4,710

Gross Profit	(4,520)

Selling, General & Admin.	35,911
Salaries	32,210

Operating (loss)	(72,642)

Other Income (Expense)
Loss on investment	(6,523)
Unrealized loss on investment	(19,500)

Net (Loss)	$(98,664)

Weighted Average Loss per share (basic and fully diluted)	$(0.02)
Weighted Average Common Shares Outstanding	5,774,104

The accompanying notes are an integral part of these financial statements

(3)

Worlds Online Inc.
Statements of Cash Flows
Three Months Ended March 31, 2012

Unaudited
Three Months Ended
March 31, 2012
Cash flows from operating activities:
Net (loss)	$(98,664)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Realized loss on investment	6,523
Unrealized loss on investment	19,500
Common stock issued for services rendered	14,813
Accrued expenses	28,605
Accounts payable - related party	12,296

Net cash (used in) operating activities:	(16,927)

Cash flows from investing activities:

Proceeds from trading securities	17,227

Net cash provided by investing activities:	17,227

Net increase in cash and cash equivalents	300

Cash and cash equivalents beginning of period	118,803

Cash and cash equivalents end of period	$119,102

Non-cash financing activities:

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—
Income taxes	$—

The accompanying notes are an integral part of these financial statements

(4)

Worlds Online Inc.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2012

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

The Company did not conduct any business during the three months ended March 31, 2011, therefore no prior year first quarter financial statements are presented.

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

The transfer of assets occurred in the context of the spin-off by Worlds Inc. of its online and operational technologies businesses to us. The spin-off was effectuated by Worlds Inc. (formerly known as Worlds.com Inc.) declaring a dividend of its shares of its then wholly-owned subsidiary, Worlds Online, with each share of Worlds Inc. to receive 1/3 of a share of Worlds Online with all fractional shares rounded up. Worlds Inc. did not want a trading market to develop for our shares until the SEC completed its review of our registration statement on Form 10. Accordingly, the actual distribution of the dividend did not occur until the payment date of March 12, 2012. On May 10, 2012 our stock commenced being quoted on the OTC Bulletin Board. Approximately 23,859,248 shares were issued as part of the dividend distribution and immediately following the distribution Worlds Inc. will continue to own approximately 19.7% of our outstanding shares. Worlds Inc, intends to dispose of its stock in an orderly fashion into the open market or in private sales, in either case in ways designed not to impact the market, but in any event within five years. While it holds any of our shares it will vote them in proportion to the votes by other stockholders.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. From inception, the Company Inc. was not able to generate sufficient revenue or obtain sufficient financing which had a material adverse effect on it, including requiring it to reduce operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

(5)

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid money market instruments, which have original maturities of three months or less at the time of purchase.

Revenue Recognition

The Company has the following sources of revenue: (1) consulting/licensing revenue from the performance of development work performed on behalf of the Company, licensing revenue and from the sale of certain software to third parties; and (2) VIP subscriptions to our Worlds Ultimate 3-D Chat service.   The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured.  This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.  Deferred revenue represents cash payments received in advance to be recorded as revenue when earned.  The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

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

(6)

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

Deferred Revenue

As part of a debt refinancing in 2000 with Worlds Inc., $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company. $355,000 has been amortized into income through December 31, 2010. The balance, $276,950 had been transferred to the Company. During 2011, $50,000 had been amortized into income leaving a balance of $226,950.

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

Account payable related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2012.

(7)

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

NOTE 3 - USE OF EQUITY AS COMPENSATION

During the three months ended March 31, 2012, the Company issued an aggregate of 25,987 shares of common stock as payment for services rendered with an aggregate value of $14,813.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, no services were provided. The deferred revenue balance is $226,950.

NOTE 5- PROPERTY AND EQUIPMENT

There is no property and equipment on the balance sheet at March 31, 2012. The Company does have property and equipment, however, for accounting purposes, the property and equipment that was transferred was fully depreciated by Worlds Inc. prior to the transfer therefore it has no carrying value to the Company.

(9)

NOTE 6 – STOCK OPTIONS

During the three months ended March 31, 2012, no stock options or warrants were exercised. There are no outstanding warrants as of March 31, 2012.

Stock Warrants and Options
Stock options outstanding and exercisable as of March 31, 2012 are as follows:

Exercise Price per Share	Shares Under Option/Warrant	Remaining Life in Years
Outstanding
$0.57	675,000	1.92
$0.57	170,832	1.71
$0.57	33,333	1.59
$0.57	99,999	1.07
$0.57	99,999	0.71
$0.57	166,666	0.50
$0.57	5,000,000	0.46
	6,245,829

Exercisable
$0.57	675,000	1.92
$0.57	170,832	1.71
$0.57	33,333	1.59
$0.57	99,999	1.07
$0.57	99,999	0.71
$0.57	166,666	0.50
$0.57	5,000,000	0.46
	6,245,829

NOTE 7 - INCOME TAXES

At March 31, 2012, the Company had federal and state net operating loss carry forwards of approximately $500,000 that expire in 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the period ended March 31, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2012 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $195,000 less a valuation allowance in the amount of approximately $195,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of March 31, 2012 is as follows:

Net operating loss	$195,000
Valuation allowance	(195,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the period ended March 31, 2012 is as follows:

Income tax computed at the federal statutory rate	34%
Income tax computed at the state statutory rate	5%
Valuation allowance	(39%)

Total deferred tax asset	0%

During the three months ended March 31, 2012, the valuation allowance increased by approximated $39,000.

(10)

NOTE 8 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Loss
	$50,000	$28,000	$22,000

Fair market measurement at March 31, 2012 were computed using quoted prices in an active market for identified assets, (level 1). The shares were obtained as compensation for performing consulting services.

During the three months ended March 31, 2012 the Company sold 100,000 shares of marketable equity securities for a loss of $6,523.

The unrealized loss for the three months ended March 31, 2012 is $19,500 and is included in the Statement of Operations.

NOTE 9 – RELATED PARTY TRANSACTIONS

Included in the accompanying Balance Sheet at March 31, 2012 is $56,114 payable to Worlds Inc. for payments made on shared expenses.

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

We were formed on January 25, 2011 and effective May 16, 2011 Worlds Inc. transferred to us a substantial portion of its operational assets and granted us a world-wide license to its existing, and future, 3-D related patent portfolio. Accordingly, we have only had operations of our own since May 16, 2011 and therefore no prior year first quarter results are presented. Our fiscal year ends on December 31.

Revenues

Revenue that was generated resulted from VIP subscriptions to the Worlds Ultimate 3-D Chat service.

Expenses

We classify our expenses into two broad groups:

o cost of revenues; and

o selling, general and administration.

Liquidity and Capital Resources

We were able to issue equity in 2011 and raise a small amount of capital that enabled us to begin upgrading our technology, develop new products and actively solicit additional business.  We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, or start to generate sufficient revenues, we may need to scale back operations.

(12)

RESULTS OF OPERATIONS

Our net revenues for the three months ended March 31, 2012 was $190.

Three months ending March 31, 2012

Revenue was $190 for the three months ended March 31, 2012. Revenue was from VIP subscriptions. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues for the three months ended March 31, 2012 was $4,710. This includes software development and hosting fees.

Selling general and administrative (SG&A) was $35,911 for the three months ended March 31, 2012.

Salaries for the three months ended March 31, 2012 was $32,210.

Under other expenses for the three months ended March 31, 2012, we had an unrealized loss on the market value of our investment in a publicly traded security of $19,500 and a realized loss on the sale of publicly traded security of $6,523.

As a result of the foregoing, for the three months ended March 31, 2012, we realized a net loss of $98,664.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $119,102 at March 31, 2012. There were no capital expenditures in the three months ending March 31, 2012.

We were able to issue equity last year and raise a small amount of capital that enabled us to begin upgrading our technology, develop new products and actively solicit additional business.  We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, or start to generate sufficient revenues, we may need to once again scale back operations.

(13)

Item 4. Controls And Procedures

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(14)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q. and in “Item 1A. RISK FACTORS” of our From 10 Report on Form 10. There have been no material changes from the risk factors previously disclosed in our Report on Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

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

(15)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 15, 2012

WORLDS ONLINE INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(16)

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