Form 10-Q
period 2012-06-30
WORLDS ONLINE INC.
filed 2012-08-15
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 15, 2012, 24,411,549 shares of the Issuer's Common Stock were outstanding.

Worlds Online Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Online Inc.
Balance Sheets
June 30, 2012 and December 31, 2011
	Unaudited	Audited
	30-Jun-12	31-Dec-11
Current Assets
Cash	$41,554	$118,803
Prepaid expenses	180,500	—
Trading securities	22,000	71,250
Total Current Assets	244,054	190,053
TOTAL ASSETS	$244,054	$190,053
Current Liabilities
Accrued expenses	121,405	77,959
Account payable - related party	55,872	43,818
Deferred revenue	$226,950	$226,950
Total Current Liabilities	404,227	348,728
Stockholders (Deficit)
Common Stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 24,411,549 and 0 on June 30, 2012 and December 31, 2011 respectively)	$24,412	$—
Common stock subscribed but not yet issued	400	526
Common Stock Warrants	1,165,563	1,165,563
Additional Paid in Capital	(704,968)	(947,354)
Accumulated Deficit	(645,579)	(377,410)
Total stockholders deficit	(160,172)	(158,675)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$244,054	$190,053

See Notes to Financial Statements

(2)

Worlds Online Inc.
Statement of Operations
For the Six and Three Months Ended June 30, 2012 and For the Period From Inception (January 25, 2011) through June 30, 2011 and For the Three Months Ended June 30, 2011

	Unaudited		Unaudited
	For the Six Months Ended	For the Period From Inception (January 25, 2011) Through	For the Three Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues
Revenue	$432	$50,310	$242	$50,310

Total	432	50,310	242	50,310

Cost and Expenses

Cost of Revenue	10,248	2,100	5,538	2,100

Gross Profit (loss)	(9,816)	48,210	(5,296)	48,210

Directors fees paid with options	—	195,615	—	195,615
Common Stock issued for services rendered	47,500	—	47,500	—
Selling, General & Admin.	88,913	100,628	53,002	100,628
Payroll and related taxes	66,059	18,923	33,848	18,923

Operating (loss)	(212,287)	(266,956)	(139,646)	(266,956)

Other Income (Expense)
Loss on investment	(6,523)	—	—	—
Unrealized loss on investment	(25,500)	—	(6,000)	—

Net (Loss)	$(244,310)	$(266,956)	$(145,646)	$(266,956)

Weighted Average Loss per share (basic and fully diluted)	$(0.02)	$(9.21)	$(0.01)	$(8.14)
Weighted Average Common Shares Outstanding	15,092,826	28,984	24,411,549	32,803

See Notes to Financial Statements

(3)

Worlds Online Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2012 and for the Period From Inception (January 25, 2011) Through June June 30, 2011

	Unaudited	Unaudited
	For the Six Months Ended	For the period From Inception
		(January 25, 2011) Through
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net (loss)	$(244,310)	$(266,956)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Realized loss on investment	6,523	—
Unrealized loss on investment	25,500	—
Common stock issued for services rendered	47,500	—
Fair value of stock options issued to Directors	—	195,615
Changes in operating assets and liabilities
Accrued expenses	58,258	75,443
Accounts payable related party	12,053	16,834
Deferred revenue	—	(50,000)

Net cash (used in) operating activities:	(94,475)	(29,064)

Cash flows from investing activities:

Proceeds from trading securities	17,227	—
Net cash used in investing activities:	17,227	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	300,070

Net cash provided by financing activities	—	300,070

Net increase in cash and cash equivalents	(77,248)	271,006

Cash and cash equivalents beginning of period	118,803	—

Cash and cash equivalents end of period	$41,554	$271,006

Non-cash financing activities:

Stock options issued as part of stock dividend	—	1,165,563

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Financial Statements

(4)

Worlds Online Inc.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2012

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

The transfer of assets occurred in the context of the spin-off by Worlds Inc. of its online and operational technologies businesses to us. The spin-off was effectuated by Worlds Inc. (formerly known as Worlds.com Inc.) declaring a dividend of its shares of its then wholly-owned subsidiary, Worlds Online, Inc. with each share of Worlds Inc. to receive 1/3 of a share of Worlds Online with all fractional shares rounded up. Worlds Inc. did not want a trading market to develop for its shares until the SEC completed its review of its registration statement on Form 10. Accordingly, the actual distribution of the dividend did not occur until the payment date of March 12, 2012. Our stock is quoted on the OTC Bulletin Board. Approximately 23,859,248 shares were issued as part of the dividend distribution and immediately following the distribution Worlds Inc. continued to own approximately 19.7% of our outstanding shares. Worlds Inc., intends to dispose of its stock in an orderly fashion into the open market or in private sales, in either case in ways designed not to impact the market, but in any event within five years. While it holds any of our shares it will vote them in proportion to the votes by other stockholders.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. Worlds Online Inc. was not able to generate sufficient revenue or obtain sufficient financing which had a material adverse effect on Worlds Online Inc., including requiring Worlds Online Inc. to reduce operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

(6)

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2012.

Risk and Uncertainties

The Company is subject to risks common to companies in the service and technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

(7)

Recent Accounting Pronouncements

 Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The company does not expect that the adoption of this guidance will materially impact the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The company does not expect that the adoption of this guidance will materially impact the Company’s consolidated results of operations or financial position.

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

NOTE 3– DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, no services were provided. The deferred revenue balance is $226,950.

NOTE 4- PROPERTY AND EQUIPMENT

There is no property and equipment on the balance sheet at June 30, 2012. The Company does have property and equipment, however, for accounting purposes, the property and equipment that was transferred was fully depreciated by Worlds Inc. prior to the transfer therefore it has no carrying value to the Company.

(9)

NOTE 5 – STOCK OPTIONS

During the six months ended June 30, 2012, no stock options or warrants were exercised. There are no outstanding warrants as of June 30, 2012.

Stock Warrants and Options
Stock options outstanding and exercisable as of June 30, 2012 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.57	675,000	1.67
$0.57	170,832	1.46
$0.57	33,333	1.34
$0.57	99,999	0.82
$0.57	99,999	0.46
$0.57	166,666	0.25
$0.57	5,000,000	0.21
	6,245,829

Exercisable
$0.57	675,000	1.67
$0.57	170,832	1.46
$0.57	33,333	1.34
$0.57	99,999	0.82
$0.57	99,999	0.46
$0.57	166,666	0.25
$0.57	5,000,000	0.21
	6,245,829

NOTE 6 - INCOME TAXES

At June 30, 2012, the Company had federal and state net operating loss carry forwards of approximately $645,000 that expire in 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the six months ended June 30, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2012 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $250,000 less a valuation allowance in the amount of approximately $250,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of June 30, 2012 is as follows:

Net operating loss	$250,000
Valuation allowance	(250,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the period ended June 30, 2012 is as follows:

Income tax computed at the federal statutory rate	34%
Income tax computed at the state statutory rate	5%
Valuation allowance	(39%)

Total deferred tax asset	0%

The valuation allowance increased by approximately $103,000 and $104,000 for the six months ending June 30, 2012 and for the period from inception (January 25, 2011) through June 30, 2011, respectively.

(10)

NOTE 7 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Loss
	$50,000	$22,000	$28,000

Fair market measurement at June 31, 2012 were computed using quoted prices in an active market for identified assets, (level 1). The shares were obtained as compensation for performing consulting services.

During the six months ended June 30, 2012 the Company sold 100,000 shares of marketable equity securities for a loss of $6,523.

The unrealized loss for the six months ended June 30, 2012 is $25,500 and is included in the Statement of Operations.

NOTE 8 – RELATED PARTY TRANSACTIONS

Included in the accompanying Balance Sheet at June 30, 2012 is $55,872 payable to Worlds Inc. for payments made on shared expenses.

NOTE - 9 Commitments and Contingencies

The Company is committed to an employment agreement with our President and CEO, Thom Kidrin.  The agreement was transferred to the Company as part of the operations and related operational assets that was transferred to the Company on May 16, 2011.  The agreement, dated as of September 1, 2007, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $200,000, which increases 10% on January 1 of each year; a monthly car allowance of $1,000; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 15 million shares of Worlds Inc. common stock at an exercise price of  $0.05 per share, of which one-third vested on September 4, 2007, one-third vest on August 31, 2008 and the balance vested on August 31, 2009; a death benefit equal to one year of the then base salary and a disability benefit equal to two years of the then base salary; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

NOTE – 10 EQUITY

The Company was formed on January 25, 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly known as Worlds.com Inc.). On May 16, 2011, Worlds Inc. transferred to the Company the majority of its operations and related operational assets, except for its patent portfolio.

The transfer of assets occurred in the context of the spin-off by Worlds Inc. of its online and operational technologies businesses to us. The spin-off was effectuated by Worlds Inc. (formerly known as Worlds.com Inc.) declaring a dividend of its shares of its then wholly-owned subsidiary Worlds Online with each share of Worlds Inc. to receive 1/3 of a share of Worlds Online with all fractional shares rounded up. Worlds Inc. did not want a trading market to develop for its shares until the SEC completed its review of our registration statement on Form 10. Accordingly, the actual distribution of the dividend did not occur until the payment date of March 12, 2012. Our stock is quoted on the OTC Bulletin Board. Approximately 23,859,248 shares were issued as part of the dividend distribution and that immediately following the distribution Worlds Inc. continued to own approximately 19.7% of our outstanding shares. Worlds Inc., intends to dispose of its stock in an orderly fashion into the open market or in private sales, in either case in ways designed not to impact the market, but in any event within five years. While it holds any of our shares it will vote them in proportion to the votes by other stockholders.

During the six months ended June 30, 2012, the Company issued an aggregate of 25,987 shares of common stock as payment for services rendered in 2011 with an aggregate value of $14,813.

During the six months ended June 30, 2012, The Company issued an aggregate of 526,314 shares to investors who invested an aggregate of $300,070 in 2011.

During the six months ended June 30, 2012, The Company entered into an agreement to issue 400,000 shares of common stock for services to be rendered from April 16, 2012 through April 15, 2013. The aggregate value of the transaction is $228,000.

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

(12)

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2012 and 2011 were $242 and $50,310, respectively. Our net revenue for the six months ended June 30, 2012 and for the period from inception, January 25, 2011 to June 30, 2011 were $432 and $50,310, respectively. The decrease in revenue is due to software license revenue from the deferred revenue agreement being recognized in 2011 where only VIP revenue was earned in 2012.

Three and six months ended June 30, 2012 compared to three months and from the period of inception, January 25, 2011 and ending June 30, 2011

Revenue decreased by $50,068, to $242 for the three months ended June 30, 2012 from $50,310 in the prior year. Revenue decreased because the company recognized software license revenue from the deferred revenue agreement last year where only VIP revenue was recognized in 2012. The company continues to be operated in a severely diminished mode due to the lack of liquidity. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues increased by $3,438 to $5,538 in the three months ended June 30, 2012 from $2,100 in the three months ended June 30, 2011.

Selling general and administrative (S, G & A) expenses decreased by $47,626 from $100,628 to $53,002 for the three months ended June 30, 2011 and 2012, respectively. Decrease is primarily due to the increased professional service fees relating to the spin off last year.

Payroll and related taxes expense increased by $14,925 from $18,923 to $33,848 for the three months ended June 30, 2011 and 2012, respectively.

Amortization of deferred compensation increased by $47,500 from $0 to $47,500 for the three months ended June 30, 2011 and 2012, respectively.

Under other expenses for the three months ended June 30, 2012, we had an unrealized loss on the market value of our investment in a publicly traded security of $6,000.

As a result of the foregoing, we realized a net loss of $145,646 for the three months ended June 30, 2012 compared to a loss of $266,956 in the three months ended June 30, 2011, a decreased loss of $121,310.

Revenue decreased by $49,878 to $432 for the six months ended June 30, 2012 from $50,310 in the prior year. The Company earned software license revenue from the deferred revenue agreement in the prior year. The business is running in a severely diminished mode due to the lack of liquidity. We still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue to operate the business.

Our costs and expenses during the six months ended June 30, 2012 and 2011 are primarily comprised of (1) cost of goods sold: 5% and 1%, respectively, (2) selling general and administrative expenses: 42% and 32%, respectively, (3) Amortization of deferred compensation 22% and 0%, respectively, (4) Directors fees paid with options: 0% and 61%, respectively, and (4) payroll and related taxes: 31% and 6%. Cost of sales on a consolidated basis increased $8,148 to $10,248 for the six months ended June 30, 2012, from $2,100 for the period from inception, January 25, 2011 and ending on June 30, 2011. Increase was due to a software development to improve the code and not the result of sales. Selling general and administrative expenses decreased by approximately $11,715, from $100,628 to approximately $88,913 for the six months ended June 30, 2012 and period from inception, January 25, 2011 through June 30, 2011.

Amortization of deferred compensation was $47,500 for the six months ended June 30, 2012. This represents shares of common stock to be issued for services being provided during the period. Directors fees paid with options was $0 for the six months ended June 30, 2012 compared to $195,615 for the period from inception, January 25, 2011 to June 30, 2011. Salaries for the six months ended June 30, 2012 increased by $47,136 to $66,059 from $18,923 for the period from inception January 25, 2011 to June 30, 2011. Increase is due to hiring a full time employee in 2012 where last year it was an allocation of our CEO’s time.

As a result of the foregoing we had a net loss of $244,310 for the six months ended June 30, 2012 compared to a loss of $266,956 in the period from inception, January 25, 2011 and ending June 30, 2011.

(13)

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $41,554 at June 30, 2012. There were no capital expenditures in the three months ending June 30, 2012.

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

Item 4. Controls And Procedures

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(14)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q. and in “Item 1A. RISK FACTORS” of our Annual Report on Form 10K. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure.

Not Applicable

Item 5. Other Information

None.

(15)

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

(16)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 15, 2012

WORLDS ONLINE INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(17)

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