Form 10-Q
period 2012-09-30
WORLDS ONLINE INC.
filed 2012-11-19
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

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

As of November 19, 2012, 24,411,549 shares of the Issuer's Common Stock were outstanding.

Worlds Online Inc.

Pursuant to an Order issued by the Securities and Exchange Commission on November 14, 2012 in Securities Exchange Release No. 68224, the registrant is filing its Quarterly Report on 10-Q for the quarter ended September 30, 2012 on or before November 21, 2012 due to delays in filing caused by the after-effects of Hurricane Sandy which kept the registrant’s legal counsel, which is based in New York City, from accessing its office for the following week and knocked out telephone service during such period. In addition, the registrant’s chief financial officer lost all electrical power for a full seven days following Hurricane Sandy.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Online Inc.
Balance Sheets
September 30, 2012 and December 31, 2011

	Unaudited	Audited
	30-Sep-12	31-Dec-11
Current Assets
Cash	$2,281	$118,803
Prepaid expenses	123,500	—
Trading securities	12,000	71,250
Total Current Assets	137,781	190,053
TOTAL ASSETS	$137,781	$190,053
Current Liabilities
Accrued expenses	173,188	77,959
Account payable - related party	65,788	43,818
Officer Loan	14,000	—
Deferred revenue	$226,950	$226,950
Total Current Liabilities	479,925	348,728
Stockholders (Deficit)
Common Stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 24,411,549 and 0 on September 30, 2012 and December 31, 2011 respectively)	$24,412	$—
Common stock subscribed but not yet issued	400	526
Common Stock Warrants	1,165,563	1,165,563
Additional Paid in Capital	(704,968)	(947,354)
Accumulated Deficit	(827,551)	(377,410)
Total stockholders deficit	(342,145)	(158,675)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$137,781	$190,053

See Notes to Financial Statements

(2)

Worlds Online Inc.
Statement of Operations
For the Nine and Three Months Ended September 30, 2012 and For the Period From Inception (January 25, 2011) through September 30, 2011 and For the Three Months Ended September 30, 2011

	Unaudited		Unaudited
	For the Nine Months Ended	For the Period From Inception (January 25, 2011) Through	For the Three Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues
Revenue	$651	$75,546	$219	$25,237

Total	651	75,546	219	25,237

Cost and Expenses

Cost of Revenue	15,048	12,675	4,800	10,575

Gross Profit (loss)	(14,397)	62,871	(4,581)	14,662

Directors fees paid with options	—	195,615	—	—
Common Stock issued for services rendered	104,500	—	57,000	—
Selling, General & Admin.	130,091	140,440	41,178	39,812
Payroll and related taxes	135,271	92,128	69,212	73,205

Operating (loss)	(384,259)	(365,312)	(171,971)	(98,355)

Other Income (Expense)
Loss on investment	(6,523)	—	—	—
Unrealized loss on investment	(35,500)	—	(10,000)	—

Net (Loss)	$(426,282)	$(365,312)	$(181,971)	$(98,355)

Weighted Average Loss per share (basic and fully diluted)	$(0.02)	$(3.74)	$(0.01)	$(0.19)
Weighted Average Common Shares Outstanding	18,221,740	97,726	24,411,549	526,315

See Notes to Financial Statements

(3)

Worlds Online Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and for the Period From Inception (January 25, 2011) Through September 30, 2011

		Unaudited
	Unaudited	For the period From Inception
	For the Nine Months Ended	(January 25, 2011) Through
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net (loss)	$(426,282)	$(365,312)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Realized loss on investment	6,523	—
Unrealized loss on investment	35,500	—
Common stock issued for services rendered	104,500	—
Fair value of stock options issued to Directors	—	195,615
Changes in operating assets and liabilities
Accrued expenses	110,041	60,380
Stock received for consulting services		(25,000)
Accounts payable related party	21,969	66,824
Deferred revenue	—	(50,000)

Net cash (used in) operating activities:	(147,748)	(117,493)

Cash flows from investing activities:

Proceeds from trading securities	17,227	—
Net cash used in investing activities:	17,227	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	300,070
Officer loan	14,000	—
Net cash provided by financing activities	14,000	300,070

Net increase (decrease) in cash and cash equivalents	(116,521)	182,577

Cash and cash equivalents beginning of period	118,803	—

Cash and cash equivalents end of period	$2,282	$182,577

Non-cash financing activities:

Stock options issued as part of stock dividend	—	1,165,563

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Financial Statements

(4)

Worlds Online Inc.

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012

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

The assets transferred to us include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company.

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

Revenue Recognition

The Company has the following sources of revenue: (1) consulting/licensing revenue from the performance of development work performed on behalf of the Company and licensing revenue or from the sale of certain software to third parties; and (2) VIP subscriptions to our Worlds Ultimate 3-D Chat service.   The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectability is reasonable assured.  This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.  Deferred revenue represents cash payments received in advance to be recorded as revenue when earned.  The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

(5)

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

Officer Loan

An officer of the Company loaned the Company $14,000 to be used for operating expenses.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2012.

Risk and Uncertainties

The Company is subject to risks common to companies in the service and technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

(6)

Recent Accounting Pronouncements

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. If it is less, the quantitative impairment test is then required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 during the first quarter of fiscal 2013. The adoption of ASU 2011-08 did not impact the Company’s results of operations or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on its results of operations, cash flows or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its consolidated financial statements.

(7)

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

NOTE 4- PROPERTY AND EQUIPMENT

There is no property and equipment on the balance sheet at September 30, 2012. The Company does have property and equipment, however, for accounting purposes, the property and equipment that was transferred was fully depreciated by Worlds Inc. prior to the transfer therefore it has no carrying value to the Company.

NOTE 5 – STOCK OPTIONS

During the nine months ended September 30, 2012, no stock options or warrants were exercised. There are no outstanding warrants as of September 30, 2012.

Stock Warrants and Options
Stock options outstanding and exercisable as of September 30, 2012 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.57	675,000	1.42
$0.57	170,832	1.21
$0.57	33,333	1.09
$0.57	99,999	0.57
$0.57	99,999	0.21
$0.01	4,500,000	4.92
	5,579,163

Exercisable
$0.57	675,000	1.42
$0.57	170,832	1.21
$0.57	33,333	1.09
$0.57	99,999	0.57
$0.57	99,999	0.21
$0.01	1,500,000	4.92
	2,579,163

(8)

NOTE 6 - INCOME TAXES

At September 30, 2012, the Company had federal and state net operating loss carry forwards of approximately $827,000 that expire in 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the nine months ended September 30, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2012 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $322,000 less a valuation allowance in the amount of approximately $322,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of September 30, 2012 is as follows:

Net operating loss	$322,000
Valuation allowance	(322,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the period ended September 30, 2012 is as follows:

Income tax computed at the federal statutory rate	34%
Income tax computed at the state statutory rate	5%
Valuation allowance	(39%)

Total deferred tax asset	0%

The valuation allowance increased by approximately $175,000 and $147,000 for the nine months ending September 30, 2012 and for the period from inception (January 25, 2011) through September 30, 2011, respectively.

NOTE 7 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Loss
	$47,500	$12,000	$35,500

Fair market measurement at September 30, 2012 were computed using quoted prices in an active market for identified assets, (level 1). The shares were obtained as compensation for performing consulting services.

During the nine months ended September 30, 2012 the Company sold 100,000 shares of marketable equity securities for a loss of $6,523.

The unrealized loss for the nine months ended September 30, 2012 is $35,500 and is included in the Statement of Operations.

(9)

NOTE 8 – RELATED PARTY TRANSACTIONS

Included in the accompanying Balance Sheet at September 30, 2012 is $65,788 payable to Worlds Inc. for payments made on shared expenses.

NOTE - 9 Commitments and Contingencies

The Company is committed to an employment agreement with our President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of Worlds Inc. common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vested on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

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

During the nine months ended September 30, 2012, the Company issued an aggregate of 25,987 shares of common stock as payment for services rendered in 2011 with an aggregate value of $14,813.

During the nine months ended September 30, 2012, The Company issued an aggregate of 526,314 shares to investors who invested an aggregate of $300,070 in 2011.

During the nine months ended September 30, 2012, The Company entered into an agreement to issue 400,000 shares of common stock for services to be rendered from April 16, 2012 through April 15, 2013. The aggregate value of the transaction is $228,000.

(10)

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

The following discussion should be read in conjunction with the unaudited financial statements and related notes which are included under Item 1and the risk factors included under Item 1A.

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

(11)

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2012 and 2011 were $219 and $25,237, respectively. Our net revenue for the nine months ended September 30, 2012 and for the period from inception, January 25, 2011 to September 30, 2011 were $651 and $75,546, respectively. The decrease in revenue is due to software license revenue from the deferred revenue agreement being recognized in 2011 where only VIP revenue was earned in 2012.

Three and nine months ended September 30, 2012 compared to three months and from the period of inception, January 25, 2011 and ending September 30, 2011

Revenue decreased by $25,018, to $219 for the three months ended September 30, 2012 from $25,237 in the prior year. Revenue decreased because the company recognized software license revenue from the deferred revenue agreement last year where only VIP revenue was recognized in 2012. The company continues to be operated in a severely diminished mode due to the lack of liquidity. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues decreased by $5,775 to $4,800 in the three months ended September 30, 2012 from $10,575 in the three months ended September 30, 2011.

Selling general and administrative (S, G & A) expenses increased by $1,366 or 3% from $39,812 to $41,178 for the three months ended September 30, 2011 and 2012, respectively.

Payroll and related taxes expense decreased by $3,993 from $73,205 to $69,212 for the three months ended September 30, 2011 and 2012, respectively.

Amortization of deferred compensation increased by $57,000 from $0 to $57,000 for the three months ended September 30, 2011 and 2012, respectively.

Under other expenses for the three months ended September 30, 2012, we had an unrealized loss on the market value of our investment in a publicly traded security of $10,000.

As a result of the foregoing, we realized a net loss of $181,971 for the three months ended September 30, 2012 compared to a loss of $98,355 in the three months ended September 30, 2011, an increased loss of $83,616.

Revenue decreased by $74,895 to $651 for the nine months ended September 30, 2012 from $75,546 in the prior year. The Company earned software license revenue from the deferred revenue agreement in the prior year. The business is running in a severely diminished mode due to the lack of liquidity. We still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue to operate the business.

Our operating costs and expenses during the nine months ended September 30, 2012 and 2011 are primarily comprised of (1) cost of goods sold: 4% and 3%, respectively, (2) selling general and administrative expenses: 34% and 32%, respectively, (3) Amortization of deferred compensation 27% and 0%, respectively, (4) Directors fees paid with options: 0% and 44%, respectively, and (4) payroll and related taxes: 35% and 21%. Cost of sales on a consolidated basis increased $2,375 to $15,048 for the nine months ended September 30, 2012, from $12,675 for the period from inception, January 25, 2011 and ending on September 30, 2011. Increase was due to a software development to improve the code and not the result of sales. Selling general and administrative expenses decreased by approximately $10,349, from $140,440 to approximately $130,091 for the nine months ended September 30, 2012 and period from inception, January 25, 2011 through September 30, 2011.

Amortization of deferred compensation was $104,500 for the nine months ended September 30, 2012. This represents shares of common stock to be issued for services being provided during the period. Directors fees paid with options was $0 for the nine months ended September 30, 2012 compared to $195,615 for the period from inception, January 25, 2011 to September 30, 2011. Salaries for the nine months ended September 30, 2012 increased by $43,143 to $135,271 from $92,128 for the period from inception January 25, 2011 to September 30, 2011. Increase is due to hiring a full time employee in 2012 where as last year it was an allocation of only our CEO’s time.

As a result of the foregoing we had a net loss of $426,282 for the nine months ended September 30, 2012 compared to a loss of $365,312 in the period from inception, January 25, 2011 and ending September 30, 2011.

(12)

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $2,281 at September 30, 2012. There were no capital expenditures in the three months ending September 30, 2012.

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

Item 4. Controls And Procedures

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(13)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Date: November 19, 2012

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