Form 10-Q/A
period 2012-09-30
WORLDS ONLINE INC.
filed 2012-11-20
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Worlds Online Inc.

Pursuant to an Order issued by the Securities and Exchange Commission on November 14, 2012 in Securities Exchange Release No. 68224, the registrant is filing its Quarterly Report on 10-Q for the quarter ended September 30, 2012 on or before November 21, 2012 due to delays in filing caused by the after-effects of Hurricane Sandy which kept the registrant’s legal counsel, which is based in New York City, from accessing its office for the following week and knocked out telephone service during such period. In addition, the registrant’s chief financial officer lost all electrical power for a full seven days following Hurricane Sandy. Accordingly, pursuant to such Order, this filing is deemed timely.

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