Form 10-K
period 2012-12-31
WORLDS ONLINE INC.
filed 2013-03-28
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐ Large Accelerated Filer       ☐  Accelerated Filer

☐  Non-Accelerated Filer        ☒  Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of March 5, 2013 (closing price was $0.075) was approximately $1,905,866.

At March 5, 2013, the issuer had outstanding 25,411,549 shares of par value $.001 Common Stock, of which 23,105,167 shares were held by non-affiliates.

(1)

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

(2)

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

Going forward we will differ in business operation from Worlds Inc. by focusing solely on the development of virtual worlds, establishing strategic partnerships and pursuing related synergistic technology acquisitions, whereas Worlds Inc. will be focused solely on expanding its patent portfolio and to enforce its rights where it believes parties are infringing on its IP portfolio. With respect to acquisitions, there are no signed agreements or letters of intent at this time and we are only in the initial stages of discussion and negotiation. No assurance can be given that we will be successful in closing any deals or, even if we successfully close any deals, that we will see any revenues from such transactions

We will be free to engage in business development efforts completely independently of patent portfolio enforcement actions of Worlds Inc. We believe this structure is necessary to (i) insulate our potential strategic partners and licensees from patent enforcement activities to be undertaken by Worlds Inc., (ii) reduce the uncertainty of patent litigation, thereby allowing us easier access to financing, and (iii) permit us easier access to financing by allowing potential investors to focus on our business.

(3)

Our Developments

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

(4)

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

(5)

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

(6)

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

(7)

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

Worlds Inc. also established a strategic relationship with Pearson PLC to develop a series of virtual worlds to potentially be used within the existing Pearson education programs. In 1996 Pearson PLC invested $1,263,900 in Worlds Inc. in the form of debt. Pearson has since agreed to forgive 50% of the note. Pearson PLC has agreed to allow Worlds Inc. to pay off the remaining 50% of the debt by providing them with products and services developed for Pearson PLC in the form of virtual worlds for training and distant learning. Over the years Worlds Inc. has reduced the note by $355,000 through the provision of various products and services. During the years 2010 and 2009, the value of the products and services Worlds Inc. provided Pearson PLC (i.e. the value by which the debt has been reduced) represented 99.7% and 89% of Worlds Inc. revenues during such periods. As part of the spin-off, we have assumed the remaining debt and obligation to pay it by providing products and services. During 2011, $50,000 had been amortized into income leaving a balance of $226,950. Nothing has been amortized into income in 2012 as no services were performed, leaving the balance unchanged at $226,950 at December 31, 2012.

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

There are many companies currently collaborating to establish standardization of 3D usage on the Internet, the adoption of which may require changes to our technology. If we fail to recognize or address the need for new service or product introductions our business and financial condition could be materially adversely affected. Competitors may develop superior technology or determine as a group to adopt standards with which our technology is not compatible.

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

Inasmuch as we anticipate that we will be acquiring other companies with synergistic technologies and businesses, it is possible that our current management team will be supplemented with officers of the acquired companies. In such event, if another individual is selected as our CEO, Mr. Kidrin may leave our employ to become a full-time employee of Worlds Inc. Alternatively, if Mr. Kidrin’s services are truly needed by us full time, we expect he will resign his position with Worlds Inc. In either event, following a transition period of not more than 24 months, we expect Mr. Kidrin will be employed either by us or by Worlds Inc., but not by both companies, unless a majority of the independent directors of both companies determine that he is indispensable to both companies.

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

Historically, our former parent incurred significant net losses over the last 17+ years developing our technology and developing our business model and assets. We anticipate that we will continue to incur significant losses for at least the short-term. We will not achieve profitable operations until we successfully attract and retain a significant number of advertisers to and users of our 3D sites and customers for our other services and generate revenues from these sources that are sufficient to offset the substantial up-front expenditures and operating costs associated with developing and commercializing our services. We may never be able to accomplish these objectives.

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

(10)

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

(11)

The market may not readily accept our products.

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

(12)

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

(13)

Risks related to our common stock

Possible issuances of our capital stock would cause dilution to our existing shareholders.

While we currently have only approximately 23 million shares of common stock outstanding, we are authorized to issue up to 100,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. In addition, we are authorized to issue up to 5,000,000 shares of blank preferred stock that our board of directors can issue under any terms it wants and without any shareholder approval.

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

(14)

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

(15)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock began trading on the OTC Bulletin Board on May 9, 2012 under the symbol "WORX." The following table sets forth, for the periods indicated, the high and low bids for our common stock as reported on the OTC Bulletin Board or the Pink Sheets (representing interdealer quotations, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions):

Year Ended December 31, 2012:	High		Low
	$	N/A	$	N/A
Second quarter		$0.60		$0.06
Third quarter		$0.12		$0.03
Fourth quarter		$0.05		$0.03

Holders

As of March 5, 2013 we had approximately 639 shareholders of record of our common stock. .

Dividends

We have never paid a dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

N/A

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	5,979,164		$0.10	3,020,836
Equity compensation plans not approved by stockholders	0	$	N/A	-
Total	5,979,164		$0.10	3,020,836

(16)

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

(17)

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

RESULTS OF OPERATIONS

Our net revenues for the year ended December 31, 2012 was $785 and for the period from inception (January 25, 2011) through December 31, 2011 was $125,607.  We had revenue from VIP subscriptions to our Worlds 3-D chat service in 2012 while in the period ended December 31, 2011 we had revenue from software development fees to provide a site for a 3-D world under a deferred revenue agreement, consulting revenue from a consulting agreement whereby the Company advised on the licensing of patents and virtual world technologies and VIP subscriptions.

(18)

Year ended December 31, 2012 compared to the period from inception through December 31, 2011

Revenue decreased by $124,822 to $785 for the year ended December 31, 2012 from $125,607 in the prior period from inception to December 31, 2011.  The Company’s revenue in the prior period consisted of software development fees to provide a site for a 3-D world under a deferred revenue agreement and consulting revenue from a consulting agreement whereby the Company advised on the licensing of patents and virtual world technologies. For the year ended 2012 the Company only had revenue form VIP subscriptions. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenue decreased by $3,077 to $19,948 for the year ended December 31, 2012 from $23,025 for the period of formation through December 31, 2011. Cost of revenue includes software development and hosting fees.

Selling general and administrative (SG&A) expenses decreased by $4,069 to $184,430 for the year ended December 31, 2012 from $188,499 for the period from formation through December 31, 2011. Payroll and related increased by $133,420 to $225,548 for the year ended December 31, 2012 from $92,128 for the period from formation through December 31, 2011. Increase is due to hiring of 2 new employees 2012.

Other expenses decreased by $13,969 to $181,646 for the year ended December 31, 2012 from $195,615 for the period from formation through December 31, 2011. Other expenses include options expense to directors and officers. We had an unrealized loss on the market value of our investment in a publicly traded security of $32,000 for the year ended December 31, 2012 compared to a loss of $3,750 for the period from formation through December 31, 2011. For the year ended December 31, 2012 we had a loss on the investment in the publicly traded security of $2,753.

As a result of the foregoing, for the year ended December 31, 2012 we had a loss of $809,540 compared to a loss of $377,410 for the period from January 25, 2011 through December 31, 2011.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $8,585 at December 31, 2012.

At December 31, 2011 we had cash and cash equivalents of $118,803. There were no capital expenditures in the year ended December 31, 2012 or for the period from formation through December 31, 2011.

In May 2011, we raised $300,070 through the issuance of 526,315 shares of our common stock at a price of $0.57 per share. The funds raised in the financing was used to develop new products and services, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission and other legal expenses arising from our day-to-day operations and acquisitions, if any. We hope to raise additional funds to be used for advertising our existing products and services and to fund the development of additional products and services. No assurances can be given that we will be able to raise any additional funds. As described above, we are currently negotiating with various musical artists, educational companies and other entities to develop worlds for them. While no assurance can be given that any of these deals will be concluded, if successful they would likely generate additional cash flows.

(19)

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

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its financial statements.

(20)

ITEM 8. FINANCIAL STATEMENTS.

(21)

FL Office

7951 SW 6th St., Suite. 216

Plantation, FL 33324

Tel: 954-424-2345

Fax: 954-424-2230

NC Office

19720 Jetton Road, 3rd Floor

Cornelius, NC 28031

Tel: 704-892-8733

Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Worlds Online Inc.

We have audited the accompanying balance sheets of Worlds Online Inc. (the “Company”) as of December 31, 2011 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the period from inception (January 25, 2011) through December 31, 2011 and for the year ended December 31, 2012. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds Online Inc. (a Delaware corporation) as of December 31, 2011 and 2012 and the results of its operations and its cash flows for period from inception (January 25, 2011) through December 31, 2011 and for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, has an accumulated stockholders’ deficit, has negative working capital, has had minimal revenues from operations, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, CPA'S

Bongiovanni & Associates, CPA'S

Cornelius, North Carolina

March 18, 2013

www.ba-cpa.net

(22)

Worlds Online Inc.
Balance Sheets
December 31, 2012 and December 31, 2011
	Audited	Audited
	31-Dec-12	31-Dec-11
Current Assets
Cash	$8,585	$118,803
Prepaid expenses	94,000	-
Trading securities	19,250	71,250

Total Current Assets	121,835	190,053

TOTAL ASSETS	$121,835	$190,053

Current Liabilities
Accounts payable and accrued expenses	273,987	77,959
Account payable - related party	134,653	43,818
Deferred revenue	$226,950	$226,950
Total Current Liabilities	635,590	348,728

Stockholders’ (Deficit)
Common Stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 25,411,549 and 0 on December 31, 2012 and December 31, 2011 respectively)	$25,412	$—
Common stock subscribed but not yet issued (400,000 and 526,315 shares at December 31, 2012 and 2011, respectively)	400	526
Common Stock Warrants	1,165,563	1,165,563
Additional Paid in Capital	(518,180)	(947,354)
Accumulated (Deficit)	(1,186,950)	(377,410)
Total stockholders (deficit)	(513,755)	(158,675)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$121,835	$190,053

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm.

(23)

Worlds Online Inc.
Statements of Operations
For the Year Ended December 31, 2012 and For the Period From Inception (January 25, 2011) through December 31, 2011

	Audited
	For the Year Ended	For the Period From Inception (January 25, 2011) Through
	Dec 31, 2012	Dec 31, 2011
Revenues
Revenue	$785	$125,607

Total	785	125,607

Cost and Expenses

Cost of Revenue	19,948	23,025

Gross (Loss)	(19,163)	102,582
Selling, general & administrative expenses:

Options expense	181,646	195,615
Common stock issued for services rendered	164,000	—
Selling, General & Admin - other	184,430	188,499
Payroll and related taxes	225,548	92,128
Total expenses	755,624	476,242
Operating (loss)	(774,787)	(373,660)

Other Income (Expense)
Realized loss on trading securities	(2,753)	—
Unrealized loss on trading securities	(32,000)	(3,750)

Net (Loss)	$(809,540)	$(377,410)

Weighted Average (Loss) per common share (basic and fully diluted)	$(0.04)	$(1.04)
Weighted Average Common Shares Outstanding	19,810,436	361,723

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm.

(24)

Worlds Online Inc
Statements of Cash Flows
For the Year Ended December 31, 2012 and for the Period From Inception (January 25, 2011) Through December 31, 2011

		Audited
	Audited	For the period From Inception
	For the Year Ended	(January 25, 2011) Through
	Dec 31, 2012	Dec 31, 2011
Cash flows from operating activities:
Net (loss)	$(809,540)	$(377,410)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Realized loss on trading securities	2,753	—
Unrealized loss on trading securities	32,000	3,750
Common stock issued for services rendered including amortization of prepaids	164,000	—
Stock received for consulting services	—	(75,000)
Fair value of stock options issued to Directors	181,646	195,615

Changes in operating assets and liabilities
Accounts payable and accrued expenses	210,841	77,959
Accounts payable related party	90,835	43,818
Deferred revenue	—	(50,000)

Net cash (used in) operating activities:	(127,465)	(181,267)

Cash flows from investing activities:

Proceeds from sales of trading securities	17,247	—
Net cash provided by investing activities:	17,247	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	300,070
Officer loan	—	—
Net cash provided by financing activities	—	300,070

Net increase (decrease) in cash and cash equivalents	(110,238)	118,803

Cash and cash equivalents beginning of period	118,803	—

Cash and cash equivalents end of period	$8,585	$118,803

Non-cash financing activities:

Stock options issued as part of stock dividend	$—	$1,165,563
Common stock issued for accrued expenses	$14,813	$—
Common stock issued for prepaid compensation	$228,000	$—

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm.

(25)

Worlds Online Inc
Statement of Stockholders Deficit
For the Period Of Inception (January 25, 2011) Through December 31, 2012

				Common	Common
				Shares	Stock	Common		Total
	Common	Common	Additional	Subscribed	Subscribed	Stock	Accumulated	stockholders'
	Stock	Stock	Paid-in	but not	but not	Warrants	Deficit	equity
	Shares	Amount	capital	Issued	Issued			(deficit)

Balance, January 25, 2011	—	$—	$—	—	—		—	$—

Transfer of deferred revenue from Worlds Inc.	—	—	(276,950)	—	—	—	—	(276,950)
Issuance of common stock for cash investment			299,544	526,315	526	—	—	300,070
Stock options for directors and officer transferred from Worlds Inc.	—	—	(1,165,563)	—	—	1,165,563	—	—
Issuance of stock options to Directors	—	—	195,615	—	—	—	—	195,615
Net Loss for the period ended December 31, 2011	—	—	—	—	—	—	(377,410)	(377,410)

Balances, December 31, 2011			$(947,354)	526,315	$526	$1,165,563	$(377,410)	$(158,675)

Common stock issued to officer for accrued expense	25,987	$26	$14,787					14,813
Stock Dividend	23,859,248	$23,859	$(23,859)					—
Issuance of common stock for cash investment	526,314	526		(526,315)	(526)			—
Common stock subscribed for prepaid compensation			$227,600	400,000	$400			228,000
Amortization of deferred compensation								—
Stock options for directors and officers			$181,646					181,646
Issuance of common stock for services renderred	1,000,000	$1,000	$29,000					30,000

Net Loss for the year ended December 31, 2012	—	—	—	—	—	—	(809,540)	(809,540)

Balances, December 31, 2012	25,411,549	$25,412	$(518,180)	400,000	$400	$1,165,563	$(1,186,950)	$(513,755)

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm.

(26)

Worlds Online Inc.

NOTES TO FINANCIAL STATEMENTS

Year ended December 31, 2012 and for the period of inception (January 25, 2011) through December 31, 2011

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

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

Trading Securities

Trading securities is common stock in a publicly traded company that was received as compensation for performing consulting services. The carrying value of the investment is the market price of the shares at December 31, 2012 and December 31, 2011. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying statements of operations.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2012 and 2011 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the periods ended December 31, 2012 and 2011, respectively.

Accounts Payable Related Party

Accounts payable related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Related Party Transactions

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2012 or 2011.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the periods ended December 31, 2012 or 2011.

Subsequent Events

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

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its financial statements.

(28)

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

NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

During May of 2011, the Company completed a private placement of 526,315 shares of its common stock at a price per share of $0.57 for aggregate proceeds of $300,070 from three “accredited” investors. The shares were physically issued in 2012.

During the year ended December 31, 2012 the Company issued an aggregate of 1,000,000 shares of common stock as payment for services rendered with an aggregate value of $30,000, of which $2,500 has been expensed in 2012 and $27,500 was recorded as prepaid expense at December 31, 2012.

During the year ended December 31, 2012 the Company issued an aggregate of 25,987 shares of common stock as payment for an accrued expense with an aggregate value of $14,813.

During the year ended December 31, 2012, the Company issued 23,859,248 common shares as part of its stock dividend to the shareholders of Worlds, Inc.

NOTE 4 - DEFERRED REVENUE

As part of a debt refinancing in 2000 with Worlds Inc. (formerly Worlds.com), $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company. $355,000 has been amortized into income through December 31, 2010. The balance of $276,950 has been transferred to the Company. During the period presented herein, $50,000 has been amortized into income in 2011 leaving a balance at December 31, 2011 of $226,950. Nothing has been amortized into income in 2012 as no services were performed, leaving the balance unchanged at $226,950 at December 31, 2012.

NOTE 5 - PROPERTY AND EQUIPMENT

There is no property and equipment on the balance sheet at December 31, 2012 or December 31, 2011. The Company does have property and equipment, however, for accounting purposes, the property and equipment that was transferred was fully depreciated by Worlds Inc. prior to the transfer. Therefore it has no carrying value to the Company.

(29)

NOTE 6 - STOCK OPTIONS

During the year ended December 31, 2012, the Company issued 5,000,000 stock options to directors and officers of the Company. 4,500,000 stock options were issued as part of the employment agreement with its President and CEO, Thom Kidrin. The stock option allows Mr. Kidrin to purchase 4,500,000 shares of the Company’s common stock at $0.01 per share. The options expire on September 30, 2017. The Company issued 300,000 stock options to Chris Ryan, the Company’s CFO. The stock option allows Chris Ryan to purchase 300,000 shares of the Company’s common stock at $0.025 per share per each individual option. The options expire on December 20, 2017. The Company issued 100,000 shares to each of the Company’s directors, Bernard Stolar and Robert Fireman. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.025 per share per each individual option. The options expire on December 20, 2017. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options.

During the period ended December 31, 2012, the Company recorded an expense of $181,646, equal to the estimated fair value of the options at the date of grants. These options were granted for services to be performed.  The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.77% risk-free interest, 0% dividend yield, 65% volatility, and expected life of five years.

During 2011, the Company issued 675,000 stock options to various Directors.  The stock options allow the parties to purchase shares of the Company’s common stock at various prices per share per each individual option agreement.  The options allow the various parties to purchase one share of its stock for each option.  The options expire at various times through December 31, 2013 per each individual option agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options. During the period from inception (January 25, 2011) through December 31, 2011, the Company recorded an expense of $195,615, equal to the estimated fair value of the options at the date of grants. These options were granted to the Directors for services to be performed.  The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.8% risk-free interest, 0% dividend yield, 65% volatility, and expected life of two and three quarter years.

During the period from inception (January 25, 2011) through December 31, 2011 we also issued 5,570,829 stock options exercisable at $0.57 per share to various option holders of Worlds Inc. The options were issued on the same basis as the stock dividend i.e. one stock option for every three stock options held in Worlds Inc. However, the exercise price of all such options was increased to $0.57 per share. 5,000,000 stock options were given to Thomas Kidrin, the President and CEO, during the year ended December 31, 2012, the options expired and were replaced with the 4.5 million options mentioned above.

During the year ended December 31, 2012, no stock options or warrants were exercised. There are no outstanding warrants as of December 31, 2012. Approximately five million options expired in 2012.

Stock options outstanding and exercisable as of December 31, 2012 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.57	845,832	1.00
$0.57	33,333	0.86
$0.57	99,999	0.38
$0.025	500,000	4.97
$0.01	4,500,000	4.67
	5,979,164

Exercisable
$0.57	845,832	1.00
$0.57	33,333	0.86
$0.57	99,999	0.38
$0.01	1,500,000	4.67

	2,479,164

(30)

NOTE 7 - INCOME TAXES

At December 31, 2012, the Company had federal and state net operating loss carry forwards of approximately $1,187,000 that expire in 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the periods ended December 31, 2012 or 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2012 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $463,000 less a valuation allowance in the amount of approximately $463,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The measurement valuation allowance increased by $316,000 and $147,000 during the 2012 and 2011 periods respectively.

The Company’s total deferred tax asset as of December 31, 2012 is as follows:

Deferred tax asset - gross	$463,000
Valuation allowance	(463,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the periods ended December 31, 2012 and 2011 is as follows:

	2012	2011
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39%)	(39%)

Total deferred tax asset	0%	0%

NOTE 8 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Loss
	$75,000	$19,250	$35,750

Fair market measurement at December 31, 2012 were computed using quoted prices in an active market for identified assets, (level 1 ). The shares were obtained as compensation for performing consulting services.

The unrealized losses of $32,000 and $3,750 is included in the Company Statements of Operations for the periods ended December 31, 2012 and 2011.

(31)

NOTE 9 - RELATED PARTY TRANSACTIONS

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

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue of $226,950 at December 31, 2012 and 2011 was transferred from Worlds, Inc.

Account payable related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses. The balance due at December 31, 2012 is $134,653. Included in the accompanying Balance Sheets at December 31, 2012 and 2011 is $134,653 and $43,818 respectively payable to Worlds Inc. for payments made on shared expenses.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with it’s President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of Worlds Inc. common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vested on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination. The balance due Mr. Kidrin at December 31, 2012 is $87,839 and is included in accrued expenses.

The Company is committed to a consulting agreement with an unrelated business consultant. The contract is dated January 1, 2012, calls for monthly payments in the amounts of $5,000 for the 24 month term of the contract and expires on January 1, 2014

NOTE 11 - SEGMENTS

The Company determined that it do not operate in any material, separately reportable operating segments as of December 31, 2012 and 2011.

(32)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal controls over financial reporting was effective as December 31, 2012 at the reasonable assurance level.

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

(33)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent, based upon the definition of “independence” used by NASDAQ, even though we are not subject to such regulation.

Name	Age	Position
Thomas Kidrin	60	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	52	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	66	Director
Robert Fireman	64	Director

Thomas Kidrin has been our president, chief executive officer, secretary and treasurer since our formation. He also held such positions from December 1997 through July 2007 in Worlds Inc. then added the title chief executive officer of Worlds Inc. since August 2007. Mr. Kidrin was also president and a director of Worlds Acquisition Corp. from April 1997 to December 1997. He has been the chairman and president of Datastream Corporation, a designer and developer of interactive products and services, since 1993. From December 1991 to June 1996, Mr. Kidrin was a founder, director, and President of UC Television Network Corp., a company engaged in the design and manufacture of interactive entertainment/advertising networks in the college market under the brand name College Television Network, the largest private network on college campuses in the United States sold to MTV in 1996 now operating under MTVU. Mr. Kidrin has attended Drake University and the New School of Social Research.

Christopher J. Ryan has been our Vice President-Finance and chief financial officer since our formation. He also held such positions with Worlds Inc. since May 2000 and principal accounting and finance officer since August 2000. From August 1991 through April 2000, Mr. Ryan held a variety of financial management positions at Reuters America, an information services company.  From 2001 through 2003, Mr. Ryan was the founder and President of CJR Advisory Services, a personal corporation through which he provided financial consulting services to various entities.  Since 2004, Mr. Ryan has been the VP Finance of Peminic, Inc.  Mr. Ryan is an inactive certified public accountant. He is a graduate of Montclair State University in New Jersey and received an M.B.A. degree from Fordham University in New York.

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

(34)

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

(35)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the period from formation through December 31, 2012 to our chief executive officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kindrin President and CEO	2011	$64,615	0	0	0	0	0	$64,615
	2012	$0(3)	0	0	$173,650	4,500,000	0	$173,650(3)
Christopher Ryan VP and CFO	2011	$12,563	0	0	0	0	0	$12,563
	2012	$0	0	0	$4,797	300,000	0	$4,797

(1) The compensation reported on the Table does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) Mr. Kidrin has an employment agreement, effective August 30, 2012 with an annualized salary for 2012 of $175,000.  A portion of his compensation has been paid by Worlds Inc. with the remaining balance deferred due to lack of funds.

Stock Option Grants

The following table sets forth information as of December 31, 2012 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2012

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	1,500,000	3,000,000	0	$0.01	09-30-17
Chris Ryan	0	300,000		$0.025	12-19-17
Bernard Stolar	0	100,000		$0.025	12-19-17
Robert Fireman	0	100,000		$0.025	12-19-17

Compensation of Directors

The Board of Directors adopted a compensation program for the directors whereby each non-employee director will receive compensation in the form of stock options for serving on the board. Five-year non-qualified stock options to purchase 100,000 shares of the Corporation’s common stock are to be granted annually to each non-employee director then in office at an exercise price equal to the last reported trading price of our common stock on the date of issue, with such options to vest in 12 months, provided the director serves for at least six months, following the date of grant.  In addition, every non-employee director upon first joining our board receives 150,000 stock options that vest immediately and are exercisable for five years at a price equal to the last reported trading price of our common stock on that day. Persons becoming a non-employee director in the middle of a year will receive a pro rata amount of options.

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2012 for their services rendered as directors.

(36)

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($)

Robert Fireman	0	0	1,599	1,599
Bernard Stolar	0	0	1,599	1,599

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2012 fiscal year for the fair value of stock options granted to the named director in fiscal year 2012, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

Employment Agreements

On August 30, 2012, the board of Worlds Online Inc. approved entry into an employment agreement with its president, Thom Kidrin.  The agreement, dated as of August 30, 2012 is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of Worlds Inc. common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vested on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

Stock Option Plan

On May 31, 2011, our board of directors adopted the 2011 Stock Award and Incentive Plan which plan was presented to, and approved by, our then sole stockholder, Worlds Inc. That approval notwithstanding, we intend to present the plan to our shareholders for their ratification at our next annual meeting.  The plan provides for the issuance of up to nine million options and/or shares of restricted stock of which not more than eight million can be incentive stock options.  To date, 5,979,164 options have been issued under the plan.

Compensation Committee Interlocks and Insider Particiaption

All of our officers and directors currently hold the same positions with our former parent, Worlds Inc, although as described elsewhere herein it is the intent that our current non-employee directors will only serve during a transition period not to exceed 24 months. Worlds Inc. does not have a compensation committee and all of its directors perform the function of a compensation committee. Similarly, we too do not have a compensation committee and all of our directors perform the functions of a compensation committee, except that Mr. Kidrin, our president and CEO, does not participate in any deliberations with respect to his compensation and physically removes himself from the presence of the other directors while they deliberate over his compensation and bonuses. Accordingly, Mr. Kidrin, who is both our president and CEO and of Worlds Inc. may be deemed to fall within the parameters of a compensation committee interlock. To address this situation, as described above, Mr. Kidrin recuses himself from all deliberations of the board with respect to his compensation.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	1,500,000	3,000,000	0	$0.01	09-30-17
Christopher Ryan	0	300,000	0	0.025	12-19-17

(37)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 25, 2013, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Directors and executive officers; (ii) each person known to us who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group. The percentage of shares beneficially owned is based on there having been 32,826,828 shares of common stock outstanding as of March 28, 2012.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 25, 2013

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Worlds Inc.	5,936,115(3)	18.0%
Thomas Kidrin	1,930,000(4)	5.9%
Chris Ryan	209,715	0.6%
Robert Fireman	424,999(5)	1.3%
Bernard Stolar	391,666(5)	1.2%
Steven Chrust	2,074,017(6)	6.3%
All directors and executive officers as a group (four persons)	2,956,380(7)	9.0%

(1) Unless stated otherwise, the business address for each person named is c/o Worlds Online Inc., 11 Royal Road, Brookline, MA  02445.

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

(4) Includes 1.5 million currently exercisable stock options. Due to the size of Mr. Kidrin’s holdings and his position with the company, the stock certificates representing Mr. Kidrin’s shares will carry restrictive legends indicating that all of his shares are subject to restrictions on transferability.

(5) Consists of currently exercisable stock options.

(6) Includes common shares directly and indirectly owned.

(7) Includes 2,479,164 currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are not currently subject to the requirements of any stock exchange or inter-dealer quotation system with respect to having a majority of “independent directors” although we believe that we meet that standard inasmuch as Messrs. Stolar, Coleman and Fireman are “independent” and only Mr. Kidrin, by virtue of being our president and CEO, is not independent. Although we are not currently subject to such rule, the independence of our directors meets the definition of such term as contained in NASDAQ Rule 5605(a)(2).

Worlds Inc., our former parent and currently a 18% owner of our outstanding common stock has officers and directors which mirror ours, although as described elsewhere herein it is the intent that our current non-employee directors will only serve during a transition period not to exceed 24 months. During 2010 Worlds Inc. entered into the following transaction with a person who is currently one of our directors, but was not one of directors at the time of such transaction: Robert Fireman, one of our directors, received 100,000 stock options of Worlds Inc. exercisable for 3 years at a price of $0.05 per share, which was the closing price of Worlds Inc.’s common stock on the date of grant, as compensation for his efforts in assisting Worlds Inc. in negotiating and settling various patent matters with respect to its patent advisors.

(38)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our audit of the annual financial statements for the year ended December 31, 2012 and for the period from January 25, 2011 (inception) through December 31, 2011. Bongiovanni was retained as our auditor in May 2011. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2012		2011
	Bongiovanni		Bongiovanni

Audit Fees (1)	$18,000	(2)	$18,500 (3)
Audit-Related Fees (4)	0		0
Tax Fees (5)	0		0
All Other Fees (6)	5,000		0
Total Accounting Fees and Services	$23,000		$18,500

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Bongiovanni in 2012 relate to (i) the audit of our annual financial statements for the year ended December 31, 2012, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2012.

(3)	The amounts shown for Bongiovanni in 2011 relate to (i) the audit of our annual financial statements for the period ended December 31, 2011, and (ii) the review of the financial statements included in our filings on Form 10-Q for the second and third quarters of 2011.
(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees .

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

(39)

ITEM 15. EXHIBITS.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant (a)

3.2	By-Laws - Restated as Amended (a)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin *

10.2	Worlds Online 2011 Stock Option and Restricted Stock Award Plan (a)

10.3	License Agreement between Worlds Inc. and Registrant dated as of May 16, 2011.(b)

10.4	Letter Agreement between Worlds Inc. and Pearson Inc. dated November 20, 2000 (b)

10.5	Letter Agreement between Worlds Inc. and Pearson Inc. dated December 3 20, 2007 (b)

10.6	Web Design and Content Supply Agreement between Worlds.com Inc. and Pearson Education, Inc. dated April 3, 2009 (c)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer *

32.2.	Section 1350 Certifications of Chief Financial Officer *

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

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

(40)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2013

WORLDS ONLINE INC.

(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                                                      Title                                                              Date

/s/ Thomas Kidrin                           President, Chief Executive Officer                           March 28, 2013

Thomas Kidrin                                and Director

/s/ Christopher J. Ryan                     Vice President - Finance, CFO                             March 28, 2013

Christopher J. Ryan

/s/ Bernard Stolar                              Director                                                               March 28, 2013

Bernard Stolar

/s/ Robert Fireman                             Director                                                               March 28, 2013

Robert Fireman

(41)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant (a)

3.2	By-Laws - Restated as Amended (a)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin*

10.2	Worlds Online 2011 Stock Option and Restricted Stock Award Plan (a)

10.3	License Agreement between Worlds Inc. and Registrant dated as of May 16, 2011.(b)

10.4	Letter Agreement between Worlds Inc. and Pearson Inc. dated November 20, 2000 (b)

10.5	Letter Agreement between Worlds Inc. and Pearson Inc. dated December 3 20, 2007 (b)

10.6	Web Design and Content Supply Agreement between Worlds.com Inc. and Pearson Education, Inc. dated April 3, 2009 (c)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer *

32.2.	Section 1350 Certifications of Chief Financial Officer *

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

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