Form 10-Q
period 2013-03-31
WORLDS ONLINE INC.
filed 2013-05-15
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

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

As of May 15, 2013, 31,347,664 shares of the Issuer's Common Stock were outstanding.

Worlds Online Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Online Inc.
Balance Sheets
March 31, 2013 and December 31, 2012
	Unaudited	Audited
	31-Mar-13	31-Dec-12
Current Assets
Cash	$20,732	$8,585
Prepaid expenses	29,500	94,000
Trading securities	19,250	19,250

Total Current Assets	69,482	121,835

TOTAL ASSETS	$69,482	$121,835

Current Liabilities
Accrued expenses	$292,007	$273,987
Account payable - related party	236,760	134,653
Deferred revenue	226,950	226,950
Total Current Liabilities	755,716	635,590

Stockholders (Deficit)
Common Stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 31,347,664 and 25,411,549 on March 31, 2013 and December 31, 2012 respectively)	$31,348	$25,412
Common stock subscribed but not yet issued	400	400
Common Stock Warrants	1,165,563	1,165,563
Additional Paid in Capital	(500,258)	(518,180)
Accumulated Deficit	(1,383,288)	(1,186,950)
Total stockholders deficit	(686,235)	(513,757)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$69,482	$121,835

See Notes to Condensed Financial Statements

(2)

Worlds Online Inc.
Statement of Operations
Three Months Ended March 31, 2013 and 2012
	Unaudited	Unaudited
	2013	2012
Revenues
Revenue	$210	$190

Total Revenue	210	190

Cost and Expenses
Cost of Revenue	4,700	4,710

Gross (loss)	(4,490)	(4,520)

Options expense
Common stock issued for services rendered	64,500	—
Selling, General & Admin.	48,961	35,911
Payroll and related taxes	54,528	32,210

Operating (loss)	(172,479)	(72,641)

Other Income (Expense)
Loss on investment	—	(6,523)
Unrealized loss on investment	—	(19,500)

Net (loss)	$(172,479)	$(98,664)

Weighted Average Loss per share (basic and fully diluted)	$(0.01)	$(0.02)
Weighted Average Common Shares Outstanding	26,994,513	5,774,104

See Notes to Condensed Financial Statements

(3)

Worlds Online Inc.
Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012

	Unaudited	Unaudited
	2013	2012
Cash flows from operating activities:
Net (loss)	$(172,479)	$(98,664)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Realized loss on investment	—	6,523
Unrealized loss on investment	—	19,500
Common stock issued for services rendered	64,500	14,813

Changes in operating assets and liabilities
Accrued expenses	18,020	28,605
Accounts payable related party	102,106	12,296

Net cash (used in) operating activities:	12,147	(16,927)

Cash flows from investing activities:
Proceeds from trading securities	—	17,227
Net cash used in investing activities:	—	17,227

Net increase in cash and cash equivalents	12,147	300

Cash and cash equivalents beginning of period	8,585	118,803

Cash and cash equivalents end of period	$20,732	$119,102

Non-cash financing activities:

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Financial Statements

(4)

Worlds Online Inc.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2013 and 2012

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. From inception, the Company was not able to generate sufficient revenue or obtain sufficient financing which had a material adverse effect on it, including requiring it to reduce operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Trading Securities

Trading securities is common stock in a publicly traded company that was received as compensation for performing consulting services. The carrying value of the investment is the market price of the shares at March 31, 2013 and March 31, 2012. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid money market instruments, which have original maturities of three months or less at the time of purchase.

Revenue Recognition

The Company has the following source of revenue: VIP subscriptions to our Worlds Ultimate 3-D Chat service.   The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured.  This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.  Deferred revenue represents cash payments received in advance to be recorded as revenue when earned.  The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

(5)

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2013 and 2012 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the periods ended March 31, 2013 and 2012, respectively.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2013 or 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the periods ended March 31, 2013 or 2012.

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

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-05 did not materially impact or change the format of Company’s financial position, results of operations or cash flows.

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

NOTE 3 - USE OF EQUITY AS COMPENSATION

During the three months ended March 31, 2012, the Company issued an aggregate of 25,987 shares of common stock as payment for services rendered with an aggregate value of $14,813. No shares were issued during the three months ended March 31, 2013.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, no services were provided. The deferred revenue balance is $226,950.

NOTE 5- PROPERTY AND EQUIPMENT

There is no property and equipment on the balance sheet at March 31, 2013 or March 31, 2012. The Company does have property and equipment, however, for accounting purposes, the property and equipment that was transferred was fully depreciated by Worlds Inc. prior to the transfer. Therefore it has no carrying value to the Company.

NOTE 6 – STOCK OPTIONS

During the three months ended March 31, 2013, no stock options or warrants were exercised. There are no outstanding warrants as of March 31, 2013.

Stock options outstanding and exercisable as of March 31, 2013 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.57	845,832	0.75
$0.57	33,333	0.61
$0.57	99,999	0.13
$0.025	500,000	4.72
$0.01	4,500,000	4.42
	5,979,164
Exercisable
$0.57	845,832	0.75
$0.57	33,333	0.61
$0.57	99,999	0.13
$0.01	1,500,000	4.42
	2,479,164

(9)

NOTE 7 - INCOME TAXES

At March 31, 2013, the Company had federal and state net operating loss carry forwards of approximately $1,358,000 that expire in 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the periods ended March 31, 2013 or 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2013 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $530,000 less a valuation allowance in the amount of approximately $530,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The measurement valuation allowance increased by $67,000 and $39,000 during the 2013 and 2012 periods respectively.

The Company’s total deferred tax asset as of March 31, 2013 is as follows:

Deferred tax asset – gross	$530,000
Valuation allowance	(530,000)
Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the periods ended March 31, 2013 and 2012 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39%)	(39%)
Total deferred tax asset	0%	0%

NOTE 8 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Loss
	$75,000	$19,250	$35,750

Fair market measurement at March 31, 2013 were computed using quoted prices in an active market for identified assets, (level 1). The shares were obtained as compensation for performing consulting services.

During the three months ended March 31, 2012 the Company sold 100,000 shares of marketable equity securities for a loss of $6,523.

There was no gain or loss either realized nor unrealized for the three months ended March 31, 2013.

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

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue was also transferred from Worlds Inc. and it was $226,950 at March 31, 2013 and 2012.

Account payable related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses. The balance due at March 31, 2013 is $236,760. Included in the accompanying Balance Sheets at March 31, 2013 and 2012 is $236,760 and $134,653, respectively, payable to Worlds Inc. for payments due on shared expenses.

NOTE - 10 Commitments and Contingencies

The Company is committed to an employment agreement with it’s President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of Worlds Online Inc. common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vest on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination. The balance due Mr. Kidrin at March 31, 2013 is $87,839 and is included in accrued expenses.

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

(11)

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2013 and 2012 were $210 and $190, respectively.

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Revenue increased by $20, to $210 for the three months ended March 31, 2013 from $190 in the prior year. Revenue was from VIP subscriptions. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues for the three months ended March 31, 2013 decreased by $10 to $4,700 from $4,710 in the prior year. This includes software development and hosting fees.

Selling general and administrative (SG&A) for the three months ended March 31, 2013 increased by $13,050 to $48,961 from $35,911 in the prior year. Increase is due to an increase in business activity resulting in an increase in consulting fees and professional fees.

Payroll and related for the three months ended March 31, 2013 increased by $22,318 to $54,528 from $32,210. Increase is due to hiring 2 new employees compared to last year.

Common stock issued for services rendered increased by $64,500 to $64,500 for the three months ended March 31, 2013 from $0 last year. The increase is due to the company entering into agreements in the 2nd and 4th quarters of 2012, for services to be performed during the quarter for Company common stock.

Under other expenses for the three months ended March 31, 2012, we had an unrealized loss on the market value of our investment in a publicly traded security of $19,500 and a realized loss on the sale of publicly traded security of $6,523. No shares were sold in the three months ended March 31, 2013 and the investments market price was unchanged compared to December 31, 2012.

As a result of the foregoing, for the three months ended March 31, 2013, we realized a net loss of $172,479 compared to a loss of $98,664 for the three months ended March 31, 2012, an increased loss of $73,815.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $20,732 at March 31, 2013. There were no capital expenditures in the three months ending March 31, 2013.

We were unable to raise capital during the three months ended March 31, 2013.  We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, or start to generate sufficient revenues, we may need to once again scale back operations.

Item 4. Controls And Procedures

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(12)

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

(13)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 15, 2013

WORLDS ONLINE INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(14)

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