Form 10-Q
period 2013-06-30
WORLDS ONLINE INC.
filed 2013-08-08
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

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

As of August 5, 2013, 31,347,664 shares of the Issuer's Common Stock were outstanding.

(1)

Worlds Online Inc.

(2)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Online Inc.
Balance Sheets
June 30, 2013 and December 31, 2012

	Unaudited	Audited
	30-Jun-13	31-Dec-12
Current Assets
Cash	$2,732	$8,585
Prepaid expenses	12,500	94,000
Trading securities	20,625	19,250

Total Current Assets	35,857	121,835

TOTAL ASSETS	$35,857	$121,835

Current Liabilities
Accrued expenses	363,528	273,987
Account payable - related party	256,980	134,653
Deferred revenue	$226,950	$226,950
Total Current Liabilities	847,458	635,590

Stockholders' (Deficit)
Common Stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 31,347,664 and 25,411,549 on June 30, 2013 and December 31, 2012, respectively)	$31,348	$25,412
Common stock subscribed but not yet issued	400	400
Common Stock Warrants	1,165,563	1,165,563
Additional Paid in Capital	(500,258)	(518,180)
Accumulated Deficit	(1,508,654)	(1,186,950)
Total stockholders deficit	(811,601)	(513,755)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35,857	$121,835

See Notes to Condensed Financial Statements

(3)

Worlds Online Inc.
Statement of Operations
For the Six and Three Months Ended June 30, 2013 and 2012

	Unaudited		Unaudited
	For the Six Months Ended		For the Three Months Ended
	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Revenues
Revenue	$339	$432		$128	$242

Total	339	432		128	242

Cost and Expenses

Cost of Revenue	18,285	10,248		13,585	5,538

Gross (Loss)	(17,946)	(9,816)		(13,457)	(5,296)

Option Expense	3,198	—		3,198	—
Common stock issued for services rendered	81,500	47,500		17,000	47,500
Selling, General & Admin.	98,298	88,913		49,337	53,002
Payroll and related taxes	98,278	66,059		43,750	33,848

Operating (loss)	(299,221)	(212,287)		(126,742)	(139,646)

Other Income (Expense)
Loss on investment	—	(6,523)		—	—
Unrealized loss on trading securities	—	(25,500)		—	(6,000)
Unrealized Gain on trading securities	1,375	—		1,375	—

Net (Loss)	$(297,846)	$(244,310)		$(125,367)	$(145,646)

Weighted Average Loss per share (basic and fully diluted)	$(0.01)	$(0.02)	$	*	$(0.01)
Weighted Average Common Shares Outstanding	29,183,114	15,092,826		31,347,664	24,411,549
*=less than $0.01

See Notes to Condensed Financial Statements

(4)

Worlds Online Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012
	Unaudited
	For the Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net (loss)	$(297,846)	$(244,310)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Realized loss on trading securities	—	6,523
Unrealized loss on trading securities	—	25,500
Unrealized gain on trading securities	(1,375)	—
Common stock issued for services rendered	81,500	47,500

Changes in operating assets and liabilities

Accrued expenses	89,541	58,258
Accounts payable related party	122,327	12,053

Net cash (used in) operating activities:	(5,853)	(94,475)

Cash flows from investing activities:

Proceeds from trading securities	—	17,227
Net cash provided by investing activities:	—	17,227

Net (decrease) in cash and cash equivalents	(5,853)	(77,248)

Cash and cash equivalents beginning of period	8,585	118,803

Cash and cash equivalents end of period	$2,732	$41,554

Non-cash financing activities:

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Financial Statements

(5)

Worlds Online Inc.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2013

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

Trading Securities

Trading securities is common stock in a publicly traded company that was received as compensation for performing consulting services. The carrying value of the investment is the market price of the shares at June 30, 2013 and June 30, 2012. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying statements of operations.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification (“ASC”) for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2013 and 2012. No gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the periods ended June 30, 2013 and 2012, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB ASC for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB ASC (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

Related Party Transactions

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions.

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

Comprehensive Income (Loss)

The Company reports comprehensive income and its components following guidance set forth by section 220-10 of the FASB ASC which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2013 or 2012.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the periods ended June 30, 2013 or 2012.

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

(6)

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

NOTE 3 - USE OF EQUITY AS COMPENSATION

During the six months ended June 30, 2012, the Company issued an aggregate of 25,987 shares of common stock as payment for services rendered with an aggregate value of $14,813. No shares were issued during the six months ended June 30, 2013. However, shares previously issued for services to be performed during the six months ended June 30, 2013 were amortized during the period in an amount equal to $81,500.

NOTE 4– DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, no services were provided. The deferred revenue balance is $226,950.

NOTE 5- PROPERTY AND EQUIPMENT

There is no property and equipment on the balance sheet at June 30, 2013. The Company does have property and equipment, however, for accounting purposes, the property and equipment that was transferred was fully depreciated by Worlds Inc. prior to the transfer therefore it has no carrying value to the Company.

NOTE 6 – STOCK OPTIONS

During the six months ended June 30, 2013, no stock options or warrants were exercised. There are no outstanding warrants as of June 30, 2013.

Stock Warrants and Options
Stock options outstanding and exercisable as of June 30, 2013 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.57	845,832	0.50
$0.57	33,333	0.36
$0.025	500,000	4.47
$0.01	4,500,000	4.17
	5,879,165
Exercisable
$0.57	845,832	0.50
$0.57	33,333	0.36
$0.01	1,500,000	4.17
	2,379,165

(7)

NOTE 7 - INCOME TAXES

At June 30, 2013, the Company had federal and state net operating loss carry forwards of approximately $1,483,000 that expire in 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the six months ended June 30, 2013 or 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2013 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $579,000 less a valuation allowance in the amount of approximately $579,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of June 30, 2013 is as follows:

Net operating loss	$579,000
Valuation allowance	(579,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the period ended June 30, 2013 and 2012 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39%)	(39%)
Total deferred tax asset	0%	0%

The valuation allowance increased by approximately $116,000 and $95,000 for the six months ending June 30, 2013 and 2012 respectively.

NOTE 8 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Loss
	$75,000	$20,625	$34,375

Fair market measurement at June 30, 2013 were computed using quoted prices in an active market for identified assets, (level 1). The shares were obtained as compensation for performing consulting services.

During the six months ended June 30, 2012 the Company sold 100,000 shares of marketable equity securities for a loss of $6,523.

The unrealized gain for the six months ended June 30, 2013 is $1,375 and the unrealized loss for the six months ended June 30, 2012 is $25,500 and are included in the Statement of Operations.

(8)

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

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue was also transferred from Worlds Inc. and it was $226,950 at June 30, 2013 and 2012.

Account payable related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses. The balance due at June 30, 2013 is $256,980. Included in the accompanying Balance Sheets at June 30, 2013 and December 31, 2012 is $256,980 and $134,653, respectively, payable to Worlds Inc. for payments due on shared expenses.

NOTE - 10 Commitments and Contingencies

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of Worlds Online Inc. common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vest on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination. The balance due Mr. Kidrin at June 30, 2013 is $117,926 and is included in accrued expenses.

The Company is committed to a consulting agreement with an unrelated business consultant. The contract is dated January 1, 2012, calls for monthly payments in the amounts of $5,000 for the 24 month term of the contract and expires on December 31, 2013.

(9)

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur due to general economic and business conditions; changes in current pricing levels that we can charge for our services or which we pay to our suppliers and business partners; changes in political, social and economic conditions in the jurisdictions in which we operate; changes to regulations that pertain to our operations; changes in technology that render our technology relatively inferior, obsolete or more expensive compared to others; foreign currency fluctuations; changes in the business prospects of our business partners and customers; increased competition, including from our business partners; delays in the delivery of broadband capacity to the homes and offices of persons who use our services; general disruptions to Internet service; and the loss of customer faith in the Internet as a means of commerce.

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

(10)

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2013 and 2012 were $128 and $242, respectively. Our net revenue for the six months ended June 30, 2013 and 2012 were $339 and $432, respectively. The decrease in revenue is not significant due to the revenue being minimal for both years.

Three and six months ended June 30, 2013 and June 30, 2012

Revenue decreased by $114, to $128 for the three months ended June 30, 2012 from $242 in the prior year. Revenue is from VIP subscriptions and the amounts for both years are minimal. The company continues to be operated in a severely diminished mode due to the lack of liquidity. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues increased by $8,047 to $13,585 in the three months ended June 30, 2013 from $5,538 in the three months ended June 30, 2012. The increase is due to a small increase in software development work.

Selling general and administrative (S, G & A) expenses decreased by $3,665 from $53,002 to $49,337 for the three months ended June 30, 2012 and 2013, respectively. Decrease is primarily due to an overall decrease in business activity due to the lack of funds.

Payroll and related taxes expense increased by $9,902 from $33,848 to $43,750 for the three months ended June 30, 2012 and 2013, respectively. Increase is due to the employment agreement signed in August 2012 whereby before that the CEO’s payroll was allocated based on time spent between Worlds Inc and Worlds Online Inc.

Common stock issued for services rendered decreased by $30,500 from $47,500 to $17,000 for the three months ended June 30, 2012 and 2013, respectively. One agreement expired on April 15, 2013 resulting in amortizing that cost for only 15 days in 2013 whereby in 2012 the cost was amortized over the full 3 months resulting in the decrease in 2013.

Under other income/(expense) for the three months ended June 30, 2013, we had an unrealized gain on the market value of our investment in a publicly traded security of $1,375 and for the three months ended June 30, 2012, we had an unrealized loss on the market value of our investment in a publicly traded security of $6,000.

As a result of the foregoing, we realized a net loss of $125,367 for the three months ended June 30, 2013 compared to a loss of $145,646 in the three months ended June 30, 2012, a decreased loss of $20,279.

Revenue decreased by $93 to $339 for the six months ended June 30, 2013 from $432 in the prior year. The business is running in a severely diminished mode due to the lack of liquidity. We still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue to operate the business.

Our costs and expenses during the six months ended June 30, 2013 and 2012 are primarily comprised of (1) cost of goods sold: 6% and 5%, respectively, (2) selling general and administrative expenses: 33% and 42%, respectively, (3) Common stock issued for services rendered 27% and 22%, respectively, (4) Options expense: 1% and 0%, respectively, and (4) payroll and related taxes: 33% and 31%. Cost of sales on a consolidated basis increased $8,037 to $18,285 for the six months ended June 30, 2013, from $10,248 for the six months ended on June 30, 2012. Increase was due to a software development to improve the code and not the result of sales. Selling general and administrative expenses increased by approximately $9,376, from $88,913 for the six months ended June 30, 2012 to approximately $98,289 for the six months ended June 30, 2013.

Common stock issued for services rendered was $81,500 for the six months ended June 30, 2013 compared to $47,500 for the six months ended June 30, 2012. This represents shares of common stock to be issued for services being provided by consultants in lieu of cash payments during the period. Options expense was $3,198 for the six months ended June 30, 2013 compared to $0 for the six months ended June 30, 2012. Payroll and related taxes for the six months ended June 30, 2013 increased by $32,219 to $98,278 from $66,059 for the six months ended June 30, 2012. Increase is due to the employment agreement signed in August 2012 where as before that the CEO’s payroll was allocated based on time spent between Worlds Inc. and Worlds Online Inc.

As a result of the foregoing we had a net loss of $297,846 for the six months ended June 30, 2013 compared to a loss of $244,310 for the six months ended June 30, 2012.

(11)

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $2,732 at June 30, 2013. There were no capital expenditures in the three months ending June 30, 2013.

We were unable to raise capital during the three months ended June 30, 2013.  We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, or start to generate sufficient revenues, we may need to further scale back operations.

Item 4. Controls And Procedures

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(13)

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

Date: August 8, 2013

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