Form 10-Q
period 2013-09-30
WORLDS ONLINE INC.
filed 2013-11-14
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

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

As of November 13, 2013, 31,347,664 shares of the Issuer's Common Stock were outstanding.

(1)

(1)

Worlds Online Inc.

Part I - Financial Information		Page
Item 1	Financial Statements	3
	Notes to Financial Statements	6
Item 2	Management’s Discussions and Analysis of Financial Condition and Results of Operations Forward Looking Statements	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	N/A
Item 4	Controls and Procedures	10

Part II - Other Information
Item 1	Legal Proceedings	11
Item 1A	Risk Factors	N/A
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3	Default Upon Senior Securities	13
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	11
Item 6	Exhibits	12
Signatures		13

(2)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Online Inc.
Balance Sheets
September 30, 2013 and December 31, 2012

	Unaudited	Audited
	30-Sep-13	31-Dec-12
Current Assets
Cash	$8,074	$8,585
Prepaid expenses	5,000	94,000
Trading securities	24,254	19,250

Total Current Assets	37,328	121,835

TOTAL ASSETS	$37,328	$121,835

Current Liabilities
Accrued expenses	444,778	273,987
Account payable - related party	262,681	134,653
Deferred revenue	$226,950	$226,950
Total Current Liabilities	934,409	635,590

Stockholders' (Deficit)
Common Stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 31,347,664 and 25,411,549 on September 30, 2013 and December 31, 2012 respectively)	$31,348	$25,412
Common stock subscribed but not yet issued	400	400
Common Stock Warrants	1,165,563	1,165,563
Additional Paid in Capital	(500,258)	(518,180)
Accumulated Deficit	(1,594,134)	(1,186,950)
Total stockholders deficit	(897,081)	(513,755)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,328	$121,835

See Notes to Condensed Financial Statements

(3)

Worlds Online Inc.
Statement of Operations
For the Nine and Three Months Ended September 30, 2013 and 2012

	Unaudited		Unaudited
	For the Nine Months Ended		For the Three Months Ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012

Revenues
Revenue	$691	$651	$352	$219

Total	691	651	352	219

Cost and Expenses

Cost of Revenue	21,285	15,048	3,000	4,800

Gross (Loss)	(20,594)	(14,397)	(2,648)	(4,581)

Option Expense	3,198	—	—	—
Common stock issued for services rendered	89,000	104,500	7,500	57,000
Selling, General & Admin.	140,354	130,091	42,056	41,178
Payroll and related taxes	142,028	135,271	43,750	69,212

Operating (loss)	(395,174)	(384,259)	(95,954)	(171,971)

Other Income (Expense):
Loss on trading securities	—	(6,523)	—	—
Gain on trading securities	4,484	—	4,484	—
Unrealized loss on trading securities	—	(35,500)	—	(10,000)
Unrealized Gain on trading securities	7,365	—	5,990	—

Net (Loss)	$(383,325)	$(426,282)	(85,480)	$(181,971)

Weighted Average Loss per share (basic and fully diluted)	$(0.01)	$(0.02)	*	$(0.01)
Weighted Average Common Shares Outstanding	29,912,559	18,221,740	31,347,664	24,411,549
*=less than $0.01
See Notes to Condensed Financial Statements

(4)

Worlds Online Inc
Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012

	Unaudited
	For the Nine Months Ended
	Sept. 30, 2013	Sept. 30, 2012
Cash flows from operating activities:
Net (loss)	$(383,325)	$(426,282)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Realized gain on trading securities	(4,484)	—
Realized loss on trading securities	—	6,523
Unrealized loss on trading securities	—	35,500
Unrealized gain on trading securities	(7,365)	—
Common stock issued for services rendered	89,000	104,500

Changes in operating assets and liabilities

Accrued expenses	170,791	110,041
Accounts payable related party	128,028	21,969

Net cash (used in) operating activities:	(7,355)	(147,748)

Cash flows from investing activities:
Cash used for trading securities	(3,077)	—
Proceeds from trading securities	9,922	17,227
Net cash provided by investing activities:	6,845	17,227

Cash flows from financing activities:
Officer loan	—	14,000
	—	14,000

Net (decrease) in cash and cash equivalents	(510)	(116,521)

Cash and cash equivalents beginning of period	8,585	118,803

Cash and cash equivalents end of period	$8,074	$2,282

Non-cash financing activities:

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Financial Statements

(5)

Worlds Online Inc.

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013

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

The Company was formed on January 25, 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly known as Worlds.com Inc.). On May 16, 2011, Worlds Inc. transferred to the Company the majority of its operations and related operational assets, except for its patent portfolio. Worlds Inc. has also given to the Company a perpetual world-wide license to its patented technology. Pursuant to the license, the Company has the right to issue sublicenses to the licensed technology, subject to Worlds Inc.’s reasonable consent.

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

Trading Securities

Trading securities are common stock in publicly traded companies, one that was received as compensation for performing consulting services. The other was purchased as an investment. The carrying value of the investments is the market price of the shares at September 30, 2013 and December 31, 2012. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying statements of operations.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2013 and 2012. No gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the periods ended September 30, 2013 and 2012, respectively.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2013 or 2012.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not, in the future, materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the periods ended September 30, 2013 or 2012.

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

NOTE 3 - USE OF EQUITY AS COMPENSATION

During the nine months ended September 30, 2012, the Company issued an aggregate of 25,987 shares of common stock as payment for services rendered with an aggregate value of $14,813. No shares were issued during the nine months ended September 30, 2013. However, shares previously issued for services to be performed during the nine months ended September 30, 2013 were amortized during the period in an amount equal to $89,000.

NOTE 4– DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, no services were provided. The deferred revenue balance is $226,950.

NOTE 5- PROPERTY AND EQUIPMENT

There is no property and equipment on the balance sheet at September 30, 2013. The Company does have property and equipment, however, for accounting purposes, the property and equipment that was transferred was fully depreciated by Worlds Inc. prior to the transfer therefore it has no carrying value to the Company.

NOTE 6 – STOCK OPTIONS

During the nine months ended September 30, 2013, no stock options or warrants were exercised. There are no outstanding warrants as of September 30, 2013.

Stock Warrants and Options
Stock options outstanding and exercisable as of September 30, 2013 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.57	845,832	0.25
$0.57	33,333	0.11
$0.025	500,000	4.22
$0.01	4,500,000	3.92
	5,879,165
Exercisable
$0.57	845,832	0.25
$0.57	33,333	0.11
$0.025	500,000	4.22
$0.01	3,000,000	3.92
	4,379,165

(7)

NOTE 7 - INCOME TAXES

At September 30, 2013, the Company had federal and state net operating loss carry forwards of approximately $1,579,000 that expire in 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the nine months ended September 30, 2013 or 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2013 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $616,000 less a valuation allowance in the amount of approximately $616,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of September 30, 2013 is as follows:

Net operating loss	$616,000
Valuation allowance	(616,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the period ended September 30, 2013 and 2012 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39%)	(39%)
Total deferred tax asset	0%	0%

The valuation allowance increased by approximately $153,000 and $166,000 for the nine months ending September 30, 2013 and 2012, respectively.

NOTE 8 - Trading Securities

	Cost	Market value	Unrealized Loss
	75,000	21,263	28,300
	3,077	2,992	85
Marketable equity securities	$78,077	$24,255	$28,385

Fair market measurement at September 30, 2013 was computed using quoted prices in an active market for identified assets, (level 1). One of the securities was obtained as compensation for performing consulting services. The other was purchased as an investment.

During the nine months ended September 30, 2013 the Company purchased as an investment 34,000 shares of marketable equity securities for $3,077.

During the nine months ended September 30, 2013 the Company sold 72,500 shares of marketable equity securities for a gain of $4,484.

During the nine months ended September 30, 2012 the Company sold 100,000 shares of marketable equity securities for a loss of $6,523.

The unrealized gain for the nine months ended September 30, 2013 is $7,365 and the unrealized loss for the nine months ended June 30, 2012 is $35,500 and are included in the Statement of Operations.

(8)

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company was formed on January 25, 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly known as Worlds.com Inc.). On May 16, 2011 Worlds Inc. transferred to the Company the majority of its operations and related operational assets, except for its patent portfolio. Worlds Inc. has also given to the Company a perpetual world-wide license to its patented technology. Pursuant to the license, the Company has the right to issue sublicenses to the licensed technology, subject to Worlds Inc.’s reasonable consent.

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue was also transferred from Worlds Inc. and it was $226,950 at September 30, 2013 and 2012.

Account payable related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses. The balance due at September 30, 2013 is $262,681. Included in the accompanying Balance Sheets at September 30, 2013 and December 31, 2012 is $262,681 and $134,653, respectively, payable to Worlds Inc. for payments due on shared expenses.

NOTE - 10 Commitments and Contingencies

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of Worlds Online Inc. common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vest on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination. The balance due Mr. Kidrin at September 30, 2013 is $161,676 and is included in accrued expenses.

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

• cost of revenues; and

• selling, general and administration.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2013 and 2012 were $352 and $219, respectively. Our net revenue for the nine months ended September 30, 2013 and 2012 were $691 and $651, respectively. The increase in revenue is not significant due to the revenue being minimal for both years.

Three and nine months ended September 30, 2013 and September 30, 2012

Revenue increased by $133, to $352 for the three months ended September 30, 2012 from $219 in the prior year. Revenue is from VIP subscriptions and the amounts for both years are minimal. The company continues to be operated in a severely diminished mode due to the lack of liquidity. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues decreased by $1,800 to $3,000 in the three months ended September 30, 2013 from $4,800 in the three months ended September 30, 2012. The decrease is due to a small decrease in data center costs.

Selling general and administrative (S, G & A) expenses increased by $878 from $41,178 to $42,056 for the three months ended September 30, 2012 and 2013, respectively. Year over year numbers are effectively the same.

Payroll and related taxes expense decreased by $25,462 from $69,212 to $43,750 for the three months ended September 30, 2012 and 2013, respectively. The decrease is due to there being 2 employees last year while this year the CEO is the only employee.

Common stock issued for services rendered decreased by $49,500 from $57,000 to $7,500 for the three months ended September 30, 2012 and 2013, respectively. One agreement expired on April 15, 2013 resulting in no expense amortized in 2013 whereby in 2012 the cost was amortized over the full 3 months resulting in the decrease in 2013.

Under other income/(expense) for the three months ended September 30, 2013, we had a realized gain on trading securities of $4,484 and an unrealized gain on the market value of our investment in a publicly traded security of $5,990 and for the three months ended September 30, 2012, we had an unrealized loss on the market value of our investment in a publicly traded security of $10,000.

As a result of the foregoing, we realized a net loss of $85,480 for the three months ended September 30, 2013 compared to a loss of $181,971 in the three months ended September 30, 2012, a decreased loss of $96,491.

Revenue increased by $40 to $691 for the nine months ended September 30, 2013 from $651 in the prior year. The business is running in a severely diminished mode due to the lack of liquidity. We still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue to operate the business.

Our costs and expenses during the nine months ended September 30, 2013 and 2012 are primarily comprised of (1) cost of goods sold: 5% and 4%, respectively, (2) selling general and administrative expenses: 35% and 34%, respectively, (3) Common stock issued for services rendered 22% and 27%, respectively, (4) Options expense: 1% and 0%, respectively, and (4) payroll and related taxes: 36% and 35%. Cost of sales on a consolidated basis increased $6,237 to $21,285 for the nine months ended September 30, 2013, from $15,048 for the nine months ended on September 30, 2012. Increase was due to a software development to improve the code and not the result of sales. Selling general and administrative expenses increased by approximately $10,263, from $130,091 for the nine months ended September 30, 2012 to approximately $140,354 for the nine months ended September 30, 2013.

Common stock issued for services rendered was $89,000 for the nine months ended September 30, 2013 compared to $104,500 for the nine months ended September 30, 2012. This represents shares of common stock to be issued for services being provided by consultants in lieu of cash payments during the period. Options expense was $3,198 for the nine months ended September 30, 2013 compared to $0 for the nine months ended September 30, 2012. Payroll and related taxes for the nine months ended September 30, 2013 increased by $6,757 to $142,028 from $135,271 for the nine months ended September 30, 2012.

Under other income/(expense) for the nine months ended September 30, 2013, we had a realized gain on trading securities of $4,484 and an unrealized gain on the market value of our investment in a publicly traded security of $7,365 and for the nine months ended September 30, 2012, we had a realized loss on trading securities of $6,523 and an unrealized loss on the market value of our investment in a publicly traded security of $35,500.

As a result of the foregoing we had a net loss of $395,174 for the nine months ended September 30, 2013 compared to a loss of $384,259 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $8,074 at September 30, 2013. There were no capital expenditures in the three months ending September 30, 2013.

We were unable to raise capital during the three months ended September 30, 2013.  We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, or start to generate sufficient revenues, we may need to further scale back operations.

Item 4. Controls And Procedures

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(10)

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

(11)

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

(12)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 13, 2013

WORLDS ONLINE INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(13)

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