Form 10-K
period 2013-12-31
WORLDS ONLINE INC.
filed 2014-04-04
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

☐ Large Accelerated Filer       ☐  Accelerated Filer

☐  Non-Accelerated Filer        ☒  Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 28, 2013 (closing price was $0.10) was approximately $2,520,183.

At March 14, 2014, the issuer had outstanding 31,824,548 shares of par value $.001 Common Stock.

(1)

(2)

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

(3)

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

Our 3D platform has been upgraded and, based upon its experience and knowledge of the industry, management believes that it is competitive with, current industry products.  Our predecessor Worlds Inc. and we have expended over $500,000 in technical development over the past seven years on its development efforts. These improvements include but are not limited to porting of the original Worlds player platform to a new rendering engine, Wild Magic, which provides for faster rendering of graphics and communicating with current graphic chip sets that are now standard in PC’s. The avatar engine has also been upgraded to provide more lifelike character movement and human face mapping and added enhanced lighting and particle effects. We also have added a micro-economy system which is tied into a Visa debit card platform for online and off line usage.

In addition to our current business of developing and/or maintaining worlds for our customers, we also plan to facilitate revenue generation through the acquisition of target companies that are either related to our core online virtual world properties or are operating in the areas of mobile content, casual games, virtual currency, micro transactions, online advertising and e-learning. We believe that targeted acquisition candidates offer a new cross platform opportunity to acquire customers and revenue while synergistically complimenting our core competencies and technology platforms.

Going forward we will differ in business operation from Worlds Inc. by focusing solely on the development of virtual worlds, establishing strategic partnerships and pursuing related synergistic technology acquisitions, whereas Worlds Inc. will be focused solely on expanding its patent portfolio and enforcing its rights where it believes parties are infringing on its IP portfolio. With respect to acquisitions, there are no signed agreements or letters of intent at this time and we are only in the initial stages of discussion and negotiation. No assurance can be given that we will be successful in closing any deals or, even if we successfully close any deals, that we will see any revenues from such transactions

We will be free to engage in business development efforts completely independently of patent portfolio enforcement actions of Worlds Inc. We believe this structure is necessary to (i) insulate our potential strategic partners and licensees from patent enforcement activities to be undertaken by Worlds Inc., (ii) reduce the uncertainty of patent litigation, thereby allowing us easier access to financing, and (iii) permit us easier access to financing by allowing potential investors to focus on our business.

(4)

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

The transfer of assets occurred in the context of the spin-off by Worlds Inc. of its online and operational technologies businesses to us. The spin-off was effectuated by Worlds Inc. (formerly known as Worlds.com Inc.) declaring a dividend of its shares of its then wholly-owned subsidiary, Worlds Online, Inc. with each share of Worlds Inc. to receive 1/3 of a share of Worlds Online with all fractional shares rounded up. Worlds Inc. did not want a trading market to develop for its shares until the SEC completed its review of its registration statement on Form 10. Accordingly, the actual distribution of the dividend did not occur until the payment date of March 12, 2012. Our stock is quoted on the OTC Bulletin Board. Approximately 23,859,248 shares were issued as part of the dividend distribution and immediately following the distribution Worlds Inc. continued to own approximately 19.7% of our outstanding shares. Worlds Inc., intends to dispose of its stock in an orderly fashion into the open market or in private sales, in either case in ways designed not to impact the market, but in any event within five years of the dividend payment debt. While it holds any of our shares it will vote them in proportion to the votes by other stockholders.

(5)

Our Technology

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

(6)

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

(7)

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

(8)

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

Worlds Inc. also established a strategic relationship with Pearson PLC to develop a series of virtual worlds to potentially be used within the existing Pearson education programs. In 1996 Pearson PLC invested $1,263,900 in Worlds Inc. in the form of debt. Pearson has since agreed to forgive 50% of the note. Pearson PLC has agreed to allow Worlds Inc. to pay off the remaining 50% of the debt by providing them with products and services developed for Pearson PLC in the form of virtual worlds for training and distant learning. Over the years Worlds Inc. has reduced the note by $355,000 through the provision of various products and services. During the years 2010 and 2009, the value of the products and services Worlds Inc. provided Pearson PLC (i.e. the value by which the debt has been reduced) represented 99.7% and 89% of Worlds Inc. revenues during such periods. As part of the spin-off, we have assumed the remaining debt and obligation to pay it by providing products and services. During 2011, $50,000 had been amortized into income leaving a balance of $226,950. Nothing has been amortized into income in 2013 as no services were performed, leaving the balance unchanged at $226,950 at December 31, 2013.

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

Currently, we actively operate in the virtual training, distant learning, online music communities and 3D social networks segments. As we attempt to expand and actively engage in other segments, we will face competition from numerous sources, including prospective customers which may develop and market their own competitive products and services, software companies, and online and Internet service providers. We believe that competition will be based primarily on ease of use, price and features, including communications capabilities and content.

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

(9)

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

In addition to our trademark, we intend to enter into confidentiality agreements with key employees and consultants to protect our IP and general know-how.

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

(10)

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

Historically, our former parent incurred significant net losses over the last 17+ years developing our technology and developing our business model and assets. We anticipate that we will continue to incur significant losses for at least the short-term. We will not achieve profitable operations until we successfully attract and retain a significant number of advertisers to, and users of, our 3D sites and customers for our other services and generate revenues from these sources that are sufficient to offset the substantial up-front expenditures and operating costs associated with developing and commercializing our services. We may never be able to accomplish these objectives.

(11)

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

(12)

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

(13)

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

In addition, because music materials may be downloaded from our sites and may be subsequently distributed to others, claims could be made against us for "pirating" and copyright or trademark infringement. Claims could also be made against us if material deemed inappropriate for viewing by children is accessed or accessible through our sites. While we intend to carry insurance policies to the limited extent we can afford them, if at all, our insurance may not cover these types of claims or may not be otherwise adequate to cover liability that may be imposed. Any partially or completely uninsured claim against us, if successful and of sufficient magnitude, would have a material adverse effect on us.

Risks related to our common stock

Possible issuances of our capital stock would cause dilution to our existing shareholders.

While we currently have only approximately 32 million shares of common stock outstanding, we are authorized to issue up to 100,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. In addition, we are authorized to issue up to 5,000,000 shares of blank preferred stock that our board of directors can issue under any terms it wants and without any shareholder approval.

No dividends have been paid on our common stock.

We do not expect to declare or pay dividends on the common stock in the foreseeable future. In addition, the payment of cash dividends may be limited or prohibited by the terms of any future loan agreements.

We are subject to "penny stock" regulations which may adversely impact the liquidity and price of our common stock.

Our common stock is currently deemed a "penny stock." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information on penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 (excluding the value of their primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse), the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

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

ITEM 3. LEGAL PROCEEDINGS.

In early October 2013, Activision Publishing, Inc., a subsidiary of Activision Blizzard, Inc.  filed a lawsuit claiming patent infringement against Worlds Inc. and Worlds Online Inc., in the U.S. District Court for the Central District of California. Activision alleges that Worlds violates U.S. Patent No. 6,014,145 entitled “Navigation with optimum viewpoints in three-dimensional workspace interactive displays having three-dimensional objects with collision barriers” and U.S. Patent No. 5,883,628 entitled “Climability: property for objects in 3-D virtual environments.”

The company believes Activision/ Blizzards' suit against Worlds Online is without merit and an attempt to apply pressure to Worlds due our lawsuit against them. Worlds' parent patent pre-dates Activision/ Blizzards' patents by more than one year.

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

Year Ended December 31, 2012:	High		Low
First quarter	$	N/A	$	N/A
Second quarter		$0.60		$0.06
Third quarter		$0.12		$0.03
Fourth quarter		$0.05		$0.03

Year Ended December 31, 2013:	High	Low
First quarter	$0.085	$0.025
Second quarter	$0.115	$0.085
Third quarter	$0.10	$0.065
Third Fourth quarter	$0.09	$0.05

Holders

As of March 14, 2014 we had approximately 599 shareholders of record of our common stock. .

Dividends

We have never paid a dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

N/A

(16)

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	5,200,000		$0.01	3,800,000
Equity compensation plans not approved by stockholders	0	$	N/A	-
Total	5,200,000		$0.01	3,800,000

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

(18)

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

RESULTS OF OPERATIONS

Our net revenues for the year ended December 31, 2013 was $904 and for the year ended December 31, 2012 was $785.  The revenue is from VIP subscriptions to our Worlds 3-D chat service.

Year ended December 31, 2013 compared to year ended December 31, 2012

Revenue increased by $119 to $904 for the year ended December 31, 2013 from $785 in the year ended December 31, 2012.  The Company’s revenue consisted of VIP subscriptions to our Worlds 3-D chat service. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenue increased by $6,337 to $26,285 for the year ended December 31, 2013 compared to $19,948 for the year ended December 31, 2012. Cost of revenue includes software development and hosting fees. The increase is due to an increase in software development during the year.

Selling general and administrative (SG&A) expenses decreased by $2,375 to $182,055 for the year ended December 31, 2013 from $184,430 for the year ended December 31, 2012. Payroll and related increased by $27,962 to $253,510 for the year ended December 31, 2013 from $225,548 for the year ended December 31, 2012. Increase is due to hiring of 2 new employees during 2012 and having them work more months in 2013 than 2012.

Common stock issued for services rendered decreased by $70,000 to $94,000 in 2013 compared to $164,000 in 2012. Decrease is due to the Company entering into fewer strategic business consulting, marketing and advice agreements during 2013 than in 2012.

Other expenses include options expense to directors and officers of $3,198 for the year ended December 31, 2013 compared to option expense of $181,646 for the year ended December 31, 2012.  Decrease in 2013 was due to no options being issued to the CEO and CFO during the year.

We had a realized gain on trading securities of $6,684 in 2013 compared to $0 in 2012. We had an unrealized gain on trading securities of $18,550 for the year ended December 31, 2013 compared to $0 for the year ended December 31, 2012. We had an unrealized loss on the market value of our investment in a publicly traded security of $2,696 for the year ended December 31, 2013 compared to a loss of $32,000 for the year ended December 31, 2012. For the year ended December 31, 2012 we had a realized loss on the investment in the publicly traded security of $2,753.

As a result of the foregoing, for the year ended December 31, 2013 we had a loss of $535,607 compared to a loss of $809,540 for the year ended December 31, 2012.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $8,538 at December 31, 2013.

At December 31, 2012 we had cash and cash equivalents of $8,585.

No capital expenditures were made in 2013 or 2012.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-05, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(19)

ITEM 8. FINANCIAL STATEMENTS.

(20)

Bongiovanni& Associates, P.A.

FL Office 7951 SW 6th St., Suite. 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230 NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-892-8733 Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Worlds Online Inc.

We have audited the accompanying balance sheets of Worlds Online Inc. (the “Company”) as of December 31, 2013 and 2012 and related statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds Online Inc. (a Delaware corporation) as of December 31, 2013 and 2012 and the results of its operations and its cash flows for two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/ Bongiovanni & Associates, P.A./

Bongiovanni & Associates, P.A.

Certified Public Accountants

Cornelius, North Carolina

The United States of America

April 2, 2014

www.ba-cpa.net

(21)

Worlds Online Inc.
Balance Sheets
December 31, 2013 and December 31, 2012
	Audited	Audited
	Dec 31, 2013	Dec 31, 2012
Current Assets
Cash	$8,538	$8,585
Prepaid expenses	—	94,000
Trading securities	31,181	19,250

Total Current Assets	39,719	121,835

TOTAL ASSETS	$39,719	$121,835

Current Liabilities
Accrued expenses	529,639	273,987
Account payable - related party	295,913	134,653
Deferred revenue	$226,950	$226,950
Total Current Liabilities	1,052,502	635,590

Stockholders' (Deficit)
Common Stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 31,824,548 and 25,411,549 on December 31, 2013 and December 31, 2012 respectively)	$31,825	$25,412
Common stock subscribed but not yet issued	400	400
Common Stock Warrants	1,165,563	1,165,563
Additional Paid in Capital	(458,218)	(494,321)
Accumulated Deficit	(1,752,351)	(1,210,809)
Total stockholders deficit	(1,012,782)	(513,755)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$39,719	$121,835

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm

(22)

Worlds Online Inc.
Statements of Operations
For the Year Ended December 31, 2013 and 2012
	Audited For the Year Ended
	Dec 31, 2013	Dec 31, 2012
Revenues
Revenue	$904	$785

Total	904	785

Cost and Expenses

Cost of Revenue	26,285	19,948

Gross (Loss)	(25,381)	(19,163)

Options Expense	3,198	181,646
Common stock issued for services rendered	94,000	164,000
Selling, General & Admin.	182,055	184,430
Payroll and related taxes	253,510	225,548
Total expenses	532,764	755,624
Operating (loss)	(558,145)	(774,787)

Other Income (Expense):
Realized loss on trading securities	—	(2,753)
Realized gain on trading securities	6,684	—
Unrealized loss on trading securities	(2,696)	(32,000)
Unrealized gain on trading securities	18,550	—

Net (Loss)	$(535,607)	$(809,540)

Weighted Average Loss per share (basic and fully diluted)	$(0.02)	$(0.04)
Weighted Average Common Shares Outstanding	30,327,852	19,810,436

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm

(23)

Worlds Online Inc
Statements of Cash Flows
For the Year Ended December 31, 2013 and 2012
	Audited
	For the Year Ended
	Dec 31, 2013	Dec 31, 2012
Cash flows from operating activities:
Net (loss)	$(535,607)	$(809,540)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Realized gain on trading securities	(6,684)
Realized loss on trading securities	—	2,753
Unrealized loss on trading securities	2,696	32,000
Unrealized gain on trading securities	(18,550)	—
Common stock issued for services rendered	94,000	164,000
Fair value of stock options issued to Directors	3,198	181,646

Changes in operating assets and liabilities

Accounts payable and accrued expenses	289,034	210,841
Accounts payable related party	161,259	90,835

Net cash (used in) operating activities:	(10,653)	(127,465)

Cash flows from investing activities:
Cash used for trading securities	(3,077)	—
Proceeds from sales of trading securities	13,684	17,247
Net cash provided by investing activities:	10,607	17,247

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net (decrease) in cash and cash equivalents	(46)	(110,238)

Cash and cash equivalents beginning of period	8,585	118,803

Cash and cash equivalents end of period	$8,538	$81,585

Non-cash financing activities:

Common stock issued for accrued expenses	$33,382	$14,813
Common stock issued for prepaid compensation		$228,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm

(24)

Worlds Online Inc
Statements of Stockholders’ Deficit
For the Year Ended December 31, 2013 and 2012
				Common	Common
				Shares	Stock	Common		Total
	Common	Common	Additional	Subscribed	Subscribed	Stock	Accumulated	stockholders'
	Stock	Stock	Paid-in	but not	but not	Warrants	Deficit	equity
	Shares	Amount	capital	Issued	Issued			(deficit)

Balances, December 31, 2011			$(947,354)	526,315	$526	$1,165,563	$(377,410)	$(158,675)

Common stock issued to officer for accrued expense	25,987	26	14,787					14,813
Stock Dividend	23,859,248	23,859					(23,859)	—
Issuance of common stock for cash investment	526,314	526		(526,315)	(526)			—
Common stock subscribed for prepaid compensation			227,600	400,000	400			228,000
Amortization of deferred compensation								—
Stock options for directors and officers			181,646					181,646
Issuance of common stock for services rendered	1,000,000	1,000	29,000					30,000

Net Loss for the year ended December 31, 2012	—	—	—	—	—	—	(809,540)	(809,540)

Balances, December 31, 2012	25,411,549	25,412	(494,321)	400,000	400	1,165,563	(1,210,809)	(513,755)

Stock Dividend	5,936,115	5,936					(5,936)	—

Common stock issued to officer for accrued expense	476,884	477	32,906					33,383

Stock options for directors and officers			3,198					3,198

Net Loss for the year ended December 31, 2013							(535,607)	(535,607)

Balances, December 31, 2013	31,824,548	$31,825	$(458,218)	400,000	$400	$1,165,563	$(1,752,351)	$(1,012,782)

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm

(25)

WORLDS ONLINE, INC.

NOTES TO FINANCIAL STATEMENTS

Year ended December 31, 2013 and 2012

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

Trading Securities

Trading securities are common stock in publicly traded companies, one that was received as compensation for performing consulting services. The other was purchased as an investment. The carrying value of the investments is the market price of the shares at December 31, 2013 and December 31, 2012. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying statements of operations.

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

(26)

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

(27)

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

(28)

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of December 31, 2013, there were 5,200,000 options whose effect is anti-dilutive and not included in diluted net loss per share at December 31, 2013. The options may dilute future earnings per share.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2013 or 2012.

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-05, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(29)

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

NOTE 3 - USE OF EQUITY AS COMPENSATION

During the year ended December 31, 2013, the Company had common stock issued for services rendered in the amount of $94,000, which was issued in connection with a consulting service agreement, dated April 16, 2012, with a Consultant for software development, performing such software supervisory duties on behalf of the Company as the Company’s CEO and Board of Directors may from time to time reasonably direct, in exchange for the issuance of 400,000 shares of common stock of the Company. The agreement had a term of one year effective from April 16, 2012 ending April 15, 2013. The fair value of this stock issuance was determined using the market value of the Company’s common stock on the grant date at a price of approximately $0.57 per share. Accordingly, the Company calculated the stock based compensation of $228,000 at its fair value and booked pro rata within the relative service periods. The 400,000 shares were not issued as of December 31, 2013.

During the year ended December 31, 2013 the Company issued an aggregate of 476,884 shares of common stock as payment for an accrued expense with an aggregate value of $33,383.

During the year ended December 31, 2012 the Company issued an aggregate of 25,987 shares of common stock as payment for an accrued expense with an aggregate value of $14,813.

During the year ended December 31, 2013, the Company issued 5,936,115 common shares as part of its stock dividend in the spin off from Worlds Inc. to Worlds, Inc.

During the year ended December 31, 2012, the Company issued 23,859,248 common shares as part of its stock dividend to the shareholders of Worlds, Inc.

NOTE 4 - DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the year ended December 31, 2013, no services were provided. The deferred revenue balance is $226,950.

NOTE 5 - PROPERTY AND EQUIPMENT

There is no property and equipment on the balance sheet at December 31, 2013 or December 31, 2012. The Company does have property and equipment, however, for accounting purposes, the property and equipment that was transferred was fully depreciated by Worlds Inc. prior to the transfer. Therefore it has no carrying value to the Company.

(30)

NOTE 6 - STOCK OPTIONS

During the year ended December 31, 2013, the Company issued 200,000 stock options to Directors of the Company. The Company issued 100,000 shares to each of the Company’s directors, Bernard Stolar and Robert Fireman. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.025 per share per each individual option. The options expire on January 2, 2018. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options.

During the period ended December 31, 2013, the Company recorded an expense of $3,198, equal to the estimated fair value of the options at the date of grants. These options were granted for services to be performed.  The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.77% risk-free interest, 0% dividend yield, 65% volatility, and expected life of five years.

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

During the year ended December 31, 2013, no stock options or warrants were exercised. There are no outstanding warrants as of December 31, 2013. 979,164 options expired in 2013.

Stock options outstanding and exercisable as of December 31, 2013 are as follows:
Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.025	200,000	4.00
$0.025	500,000	3.97
$0.01	4,500,000	3.67
	5,200,000
Exercisable
$0.025	500,000	3.97
$0.01	3,000,000	3.67
	3,500,000

(31)

NOTE 7 - INCOME TAXES

At December 31, 2013, the Company had federal and state net operating loss carry forwards of approximately $1,752,351 that expire in 2033.

Due to operating losses, there is no provision for current federal or state income taxes for the periods ended December 31, 2013 or 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2013 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $683,417 less a valuation allowance in the amount of approximately $683,417. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The measurement valuation allowance increased by $211,201 and $316,000 during the 2013 and 2012 periods respectively.

The Company’s total deferred tax asset as of December 31, 2013 is as follows:

Deferred tax asset - gross	$683,417
Valuation allowance	(683,417)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the periods ended December 31, 2013 and 2012 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39%)	(39%)

Total deferred tax asset	0%	0%

NOTE 8 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Gain/(Loss)
Paid, Inc.	$12,250	$30,800	$18,550
Global Links Corp.	$3,077	$381	$(2,696)

Fair market measurement at December 31, 2013 were computed using quoted prices in an active market for identified assets, (level 1 ). The shares were obtained as compensation for performing consulting services.

The unrealized gain of $18,550, the unrealized losses of $2,696, and the realized gain of $6,684 are included in the Company Statements of Operations for the periods ended December 31, 2013. The unrealized loss of $32,000, and the $2,753 realized loss are included in the Company Statements of Operations for the periods ended December 31, 2012.

(32)

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

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue of $226,950 at December 31, 2013 and 2012 was transferred from Worlds, Inc.

Account payable related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses. The balance due at December 31, 2013 is $295,913. Included in the accompanying Balance Sheets at December 31, 2013 and 2012 is $295,913 and $134,653 respectively, payable to Worlds Inc. for payments made on shared expenses.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with it’s President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of Worlds Inc. common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vested on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination. The balance due Mr. Kidrin at December 31, 2013 and December 31, 2012 is $249,117 and $87,839 respectively, and are included in accrued expenses.

The Company is committed to a consulting agreement with an unrelated business consultant. The contract is dated January 1, 2012, calls for monthly payments in the amounts of $5,000 for the 24 month term of the contract and expires on January 1, 2014.

NOTE 11 - SEGMENTS

The Company determined that it did not operate in any material, separately reportable operating segments as of December 31, 2013 and 2012.

(33)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2013 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal controls over financial reporting was effective as December 31, 2013 at the reasonable assurance level.

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

(34)

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

Name	Age	Position
Thomas Kidrin	61	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	53	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	67	Director
Robert Fireman	65	Director
Edward Gildea	61	Director

Thomas Kidrin has been a director, our president, chief executive officer, secretary and treasurer since our formation. He also held such positions from December 1997 through July 2007 in Worlds Inc. then added the title chief executive officer of Worlds Inc. since August 2007. Mr. Kidrin was also president and a director of Worlds Acquisition Corp. from April 1997 to December 1997. He has been the chairman and president of Datastream Corporation, a designer and developer of interactive products and services, since 1993. From December 1991 to June 1996, Mr. Kidrin was a founder, director, and President of UC Television Network Corp., a company engaged in the design and manufacture of interactive entertainment/advertising networks in the college market under the brand name College Television Network, the largest private network on college campuses in the United States sold to MTV in 1996 now operating under MTVU. Mr. Kidrin has attended Drake University and the New School of Social Research.

Christopher J. Ryan has been Vice President-Finance since May 2000 and principal accounting and finance officer since August 2000. From August 1991 through April 2000, Mr. Ryan held a variety of financial management positions at Reuters America, an information services company.  From 2001 through 2003, Mr. Ryan was the founder and President of CJR Advisory Services, a personal corporation through which he provided financial consulting services to various entities.  From 2004 to 2010, Mr. Ryan was the CFO of Peminic, Inc.  From 2008 to 2012 Mr. Ryan served as the CFO of Conversive Inc. and since 2012 Mr. Ryan has been the CFO of GlobalServe Inc. Mr. Ryan is an inactive certified public accountant. He is a graduate of Montclair State University in New Jersey and received an M.B.A. degree from Fordham University.

Bernard Stolar, a director since our formation and noted for his expertise in both identifying and developing market-driving content and forging successful business partnerships, brings to the board over twenty years of senior-level experience within the interactive entertainment industry in all phases of company operations, including sales and marketing, product development, licensing, distribution, strategic planning and management. Mr. Stolar has served in high profile leadership roles at publicly and privately held interactive entertainment companies. Currently, Mr. Stolar is Dean of Games and Game Evangelist for Google, Inc. From February 2006 until its purchase by Google, Inc. in February 2007, Mr. Stolar was the Chairman of the Board of Adscape Media. Prior to this, he was president and chief operating office of BAM! Entertainment, where he transformed the company from a hand-held content company to a developer and marketer of interactive entertainment for next generation video game consoles. In 2000, Mr. Stolar joined Mattel, Inc. as president of Mattel Interactive, where he was responsible for directing and reorganizing the $1 billion Mattel Interactive division. From 1996 to 1999, Mr. Stolar served as president and chief operating officer of Sega of America, Inc. where he helped increase sales from $200 million to over $1 billion in three years, and orchestrated the launch of the Sega Dreamcast(TM), the fastest selling video game console in US history at that time. Mr. Stolar also served as executive vice president of Sony Computer Entertainment of America, where he was a key leader of the Sony Playstation® launch team, directing all third-party publishing in the U.S. Prior to that, Mr. Stolar served as president of Atari America's game division.

Robert Fireman a director since our formation, is a seasoned executive in the building of technology and consumer driven companies. He brings to Worlds vast experience in the development of real time, loyalty based, stored value products and services.  Mr. Fireman was a founder and former Director and General Manager of SmartSource Direct, Inc., a subsidiary of News America Marketing (News Corp).  Mr. Fireman was responsible for the development, marketing and distribution of card-based loyalty, financial, and database products & services in retail, grocery and drug store chains encompassing over 50,000 stores throughout the U.S.  Mr. Fireman has been a practicing attorney for over 25 years and is the managing attorney of Fireman & Associates LLP.

Mr. Gildea contributes expertise in areas of mergers & acquisitions, strategic planning, funding, business development and executive leadership. He has many years of experience as a board member. Mr. Gildea was the CEO, President, and Chairman of the Board Of Directors of Converted Organics Inc., a publicly held company that manufactures organic fertilizer by recycling food waste, from January 2006 until June 2013.  He was also a lawyer for, and COO of, QualityMetric Inc. (healthcare) from 2000-2005 and Grolier Incorporated (publishing) from1980-1989. He spent 10 years at the Kellogg Company (1990-2000) as their vice president of legal where he managed and supervised a legal team responsible for executing mergers, acquisitions and divestitures. He is currently a member of the board of directors of Finjan Holdings Inc. (Intellectual property security software) and WPCS International Inc. (wireless communications and Bitcoin exchange).  He received his undergraduate degree from The College of the Holy Cross and his law degree from Suffolk University.

The board of directors did not meet during 2013 but acted by written consent once during the year.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

Family Relationships

None.

Legal Proceedings

None.

(35)

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

(36)

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2013.  Except as disclosed below, we believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.  Each of our directors did not timely file one Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal period ending December 31, 2013 and 2012, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and CEO	2013	$6,731	0	0	0	0	0	$6,731
	2012	$0(3)	0	0	$173,650	4,500,000	0	$173,650(3)

Christopher Ryan VP and CFO	2013	$0	0	$33,382			0	$33,382
	2012	$0	0	0	$4,797	300,000	0	$4,797

(37)

(1) The compensation reported on the Table does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) Mr. Kidrin has an employment agreement, effective August 30, 2012 with an annualized salary for 2013 of $183,750.  A portion of his compensation has been paid by Worlds Inc. with the remaining balance deferred due to lack of funds.

Stock Option Grants

The following table sets forth information as of December 31, 2013 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2013

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	3,000,000	1,500,000	0	$0.01	09-30-17
Chris Ryan	0	300,000		$0.025	12-19-17

(38)

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2013 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($)

Robert Fireman	0	0	1,599	1,599
Bernard Stolar	0	0	1,599	1,599

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2013 fiscal year for the fair value of stock options granted to the named director in fiscal year 2013, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

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

Stock Option Plan

On May 31, 2011, our board of directors adopted the 2011 Stock Award and Incentive Plan which plan was presented to, and approved by, our then sole stockholder, Worlds Inc. That approval notwithstanding, we intend to present the plan to our shareholders for their ratification at our next annual meeting.  The plan provides for the issuance of up to nine million options and/or shares of restricted stock of which not more than eight million can be incentive stock options.  To date, 5,200,000 options have been issued under the plan.

Compensation Committee Interlocks and Insider Participation

All of our officers and directors currently hold the same positions with our former parent, Worlds Inc, although as described elsewhere herein it was the intent that our current non-employee directors will only serve during a transition period not to exceed 24 months, although this transition period may extend until such times as we can afford to attract and retain competent replacements. Worlds Inc. does not have a compensation committee and all of its directors perform the function of a compensation committee. Similarly, we too do not have a compensation committee and all of our directors perform the functions of a compensation committee, except that Mr. Kidrin, our president and CEO, does not participate in any deliberations with respect to his compensation and physically removes himself from the presence of the other directors while they deliberate over his compensation and bonuses. Accordingly, Mr. Kidrin, who is both our president and CEO and of Worlds Inc. may be deemed to fall within the parameters of a compensation committee interlock. To address this situation, as described above, Mr. Kidrin recuses himself from all deliberations of the board with respect to his compensation.

(39)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	3,000,000	1,500,000	0	$0.01	09-30-17
Christopher Ryan	0	300,000	0	0.025	12-19-17

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 15, 2014, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Directors and executive officers; (ii) each person known to us who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group. The percentage of shares beneficially owned is based on there having been 31,824,548 shares of common stock outstanding as of March 15, 2014.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 15, 2014

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Worlds Inc.	5,936,115(3)	18.7%
Thomas Kidrin	3,430,000(4)	9.8%
Chris Ryan	986,599 (5)	3.1%
Robert Fireman	300,000(6)	0.9%
Bernard Stolar	300,000(6)	0.9%
Edward Gildea	250,000(7)	0.7%
Steven Chrust	2,074,017(8)	6.5%
All directors and executive officers as a group (four persons)	5,266,599(9)	14.7%

(1) Unless stated otherwise, the business address for each person named is c/o Worlds Online Inc., 11 Royal Road, Brookline, MA  02445.

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

(4) Includes 3.0 million currently exercisable stock options. Due to the size of Mr. Kidrin’s holdings and his position with the company, the stock certificates representing Mr. Kidrin’s shares will carry restrictive legends indicating that all of his shares are subject to restrictions on transferability.

5) Includes 300,000 currently exercisable stock options.

(6) Consists of stock options, 200,000 of which are currently exercisable and 100,000 options which do not vest until January 1, 2015.

(7) Consists of stock options, 150,000 of which are currently exercisable and 100,000 options which do not vest until January 1, 2015.

(8) Includes common shares directly and indirectly owned.

(9) Includes 3,850,000 currently exercisable stock options.

(40)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are not currently subject to the requirements of any stock exchange or inter-dealer quotation system with respect to having a majority of “independent directors” although we believe that we meet that standard inasmuch as Messrs. Stolar, Fireman and Gildea are “independent” and only Mr. Kidrin, by virtue of being our president and CEO, is not independent. Although we are not currently subject to such rule, the independence of our directors meets the definition of such term as contained in NASDAQ Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our audit of the annual financial statements for the years ended December 31, 2013 and 2012. Bongiovanni was retained as our auditor in May 2011. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2013		2012
	Bongiovanni		Bongiovanni

Audit Fees (1)	$13,900	(2)	$18,000 (3)
Audit-Related Fees (4)	0		0
Tax Fees (5)	0		0
All Other Fees (6)	9,000		5,000
Total Accounting Fees and Services	$22,900		$23,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Bongiovanni in 2013 relate to (i) the audit of our annual financial statements for the year ended December 31, 2013, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2013.

(3)	The amounts shown for Bongiovanni in 2012 relate to (i) the audit of our annual financial statements for the year ended December 31, 2012, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2012.
(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees .

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

(41)

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

(42)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2014

WORLDS ONLINE INC.

(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                                      Title                                                              Date

/s/ Thomas Kidrin                           President, Chief Executive Officer                           April 4, 2014

Thomas Kidrin                                and Director

/s/ Christopher J. Ryan                     Vice President - Finance, CFO                             April 4, 2014

Christopher J. Ryan

/s/ Bernard Stolar                              Director                                                               April 4, 2014

Bernard Stolar

/s/ Robert Fireman                             Director                                                               April 4, 2014

Robert Fireman

/s/ Edward Gildea                             Director                                                               April 4, 2014

Edward Gildea

(43)

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