Form 10-Q
period 2014-03-31
WORLDS ONLINE INC.
filed 2014-05-14
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File number 0-54433

WORLDS ONLINE INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4672745
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11 Royal Road
Brookline, MA 02445
(Address of Principal Executive Offices)

617-725-8900
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

As of May 2, 2014, 31,824,548 shares of the Issuer's Common Stock were outstanding.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Online Inc.

(2)

Worlds Online Inc.
Balance Sheets
March 31, 2014 and December 31, 2013
	Unaudited	Audited
	31-Mar-14	31-Dec-13
Current Assets
Cash	$7,350	$8,538
Trading securities	13,924	31,181

Total Current Assets	21,274	39,719

TOTAL ASSETS	$21,274	$39,719

Current Liabilities
Accrued expenses	616,135	529,639
Account payable - related party	286,980	295,913
Deferred revenue	$226,950	$226,950
Total Current Liabilities	1,130,065	1,052,502

Stockholders' (Deficit)
Common Stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 31,824,548 on March 31, 2014 and December 31, 2013 respectively)	$31,825	$31,825
Common stock subscribed but not yet issued	400	400
Common Stock Warrants	1,165,563	1,165,563
Additional Paid in Capital	(422,220)	(458,218)
Accumulated Deficit	(1,884,359)	(1,752,351)
Total stockholders deficit	(1,108,791)	(1,012,782)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,274	$39,719

See Notes to Condensed Financial Statements

(3)

Worlds Online Inc.
Statements of Operations
Three Months ended March 31, 2014 and 2013

		Unaudited	Unaudited
		31-Mar-14	31-Mar-13
Revenues
Revenue		$222	$210

Total		222	210

Cost and Expenses

Cost of Revenue		2,500	4,700

Gross (Loss)		(2,278)	(4,490)

Option Expense		35,999	—
Common stock issued for services rendered		—	64,500
Selling, General & Admin.		51,352	48,961
Payroll and related taxes		48,125	54,528
Total expenses		135,476	163,499
Operating (loss)		(137,754)	(172,479)

Other Income (Expense):
Gain on trading securities		5,404	—
Unrealized Gain on trading securities		343	—

Net (Loss)		$(132,008)	$(172,479)

Weighted Average Loss per share (basic and fully diluted)	$	**	$(0.01)
Weighted Average Common Shares Outstanding		31,824,548	26,994,513
**=less than $0.01

See Notes to Condensed Financial Statements

(4)

Worlds Online Inc
Statements of Cash Flows
Three Months Ended March 31, 2014 and 2013

	Unaudited	Unaudited
	31-Mar-14	31-Mar-13
Cash flows from operating activities:
Net (loss)	$(132,008)	$(172,479)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Realized gain on trading securities	(5,404)	—
Unrealized gain on trading securities	(343)	—
Common stock issued for services rendered	—	64,500
Fair value of stock options issued to Directors	35,999	—

Changes in operating assets and liabilities

Accounts payable and accrued expenses	86,496	18,020
Accounts payable related party	(8,933)	102,106

Net cash (used in) operating activities:	(24,192)	12,147

Cash flows from investing activities:
Proceeds from sales of trading securities	23,004	—
Net cash provided by investing activities:	23,004	—

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net increase/(decrease) in cash and cash equivalents	(1,188)	12,147

Cash and cash equivalents beginning of period	8,538	8,585

Cash and cash equivalents end of period	$7,350	$20,732

Non-cash financing activities:

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Financial Statements

(5)

Worlds Online Inc.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2014 and 2013

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

Trading Securities

Trading securities are common stock in publicly traded companies, one that was received as compensation for performing consulting services. The other was purchased as an investment. The carrying value of the investments is the market price of the shares at March 31, 2014 and December 31, 2013. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying statements of operations.

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

Loss Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.  Convertible debentures and preferred stock conversions are not considered in the calculations, as the impact of the potential common shares would be to decrease the loss per share. In addition, stock options totaling 5,650,000 shares are excluded as well, since the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figures is presented.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period ended March 31, 2014.

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-08, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

NOTE 3 - USE OF EQUITY AS COMPENSATION

In the past the Company has issued shares of common stock as payment for services rendered. No shares were issued during the three months ended March 31, 2014.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, no services were provided. The deferred revenue balance is $226,950.

NOTE 5- PROPERTY AND EQUIPMENT

There is no property and equipment on the balance sheets at March 31, 2014 or December 31, 2013. The Company does have property and equipment, however, for accounting purposes, the property and equipment that was transferred was fully depreciated by Worlds Inc. prior to the transfer. Therefore it has no carrying value to the Company.

NOTE 6 – STOCK OPTIONS

During the three months ended March 31, 2014, the Company issued 450,000 stock options to Directors of the Company. The Company issued 100,000 shares to each of the Company’s independent directors, Bernard Stolar, Robert Fireman and Edward Gildea for serving as a Director in 2014. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.08 per share per each individual option. The options expire on January 2, 2019. The Company issued an additional 150,000 shares to the new Director, Edward Gildea for joining the board during the quarter. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options.

Accordingly, the Company recorded an expense of $35,999 during the three months ended March 31, 2014 equal to the estimated fair value of the options at the date of grants. These options were granted for services to be performed.  The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.52% risk-free interest, 0% dividend yield, 375% volatility, and expected life of five years.

During the three months ended March 31, 2014, no stock options or warrants were exercised. There are no outstanding warrants as of March 31, 2014.

Stock options outstanding and exercisable as of March 31, 2014 are as follows:
Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.08	450,000	4.75
$0.025	200,000	3.75
$0.025	500,000	3.72
$0.01	4,500,000	3.42
	5,650,000
Exercisable
$0.025	200,000	3.75
$0.025	500,000	3.72
$0.01	4,500,000	3.42
	5,000,000

(7)

NOTE 7 - INCOME TAXES

At March 31, 2014, the Company had federal and state net operating loss carry forwards of approximately $1,884,359 that expire in 2034.

Due to operating losses, there is no provision for current federal or state income taxes for the periods ended March 31, 2014 or 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2014 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $734,900 less a valuation allowance in the amount of approximately $734,900. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The measurement valuation allowance increased by $51,500 and $67,000 during the 2014 and 2013 periods respectively.

The Company’s total deferred tax asset as of March 31, 2014 is as follows:

Deferred tax asset – gross	$734,900
Valuation allowance	(734,900)
Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the periods ended March 31, 2014 and 2013 is as follows:

	2014	2013
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39%)	(39%)
Total deferred tax asset	0%	0%

NOTE 8 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Gain/(Loss)
Paid, Inc.	$13,200	$11,850	$(1,350)
Global Links Corp.	$381	$2,074	$1,693

Fair market measurement at March 31, 2014 was computed using quoted prices in an active market for identified assets, (level 1). The shares were obtained as compensation for performing consulting services.

During the three months ended March 31, 2014 the Company sold 100,000 shares of marketable equity securities for a gain of $5,404. There was an unrealized gain of $343 for the three months ended March 31, 2014.

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

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue was also transferred from Worlds Inc. and it was $226,950 at March 31, 2014 and December 31, 2013.

Account payable related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses. The balance due at March 31, 2014 is $286,980.

NOTE - 10 Commitments and Contingencies

The Company is committed to an employment agreement with it’s President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of Worlds Online Inc. common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vest on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination. The balance due Mr. Kidrin at March 31, 2014 is $297,242 and is included in accrued expenses.

NOTE 11 - SEGMENTS

The Company determined that it did not operate in any material, separately reportable operating segments as of March 31, 2014 and 2013.

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

(10)

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

(11)

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2014 and 2013 were $222 and $210, respectively.

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenue increased by $12, to $222 for the three months ended March 31, 2014 from $210 in the prior year. Revenue was from VIP subscriptions. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues for the three months ended March 31, 2014 decreased by $2,200 to $2,500 from $4,700 in the prior year. The decrease is due to a decrease in software development fees, we received hosting fees only in 2014.

Selling general and administrative (SG&A) for the three months ended March 31, 2014 increased by $2,391 to $51,352 from $48,961 in the prior year. Increase is due to an increase in business activity resulting in an increase in consulting and professional fees.

Payroll and related taxes for the three months ended March 31, 2014 decreased by $6,403 to $48,125 from $54,528. The decrease is due to having 2 additional employees last year which are no longer with us off-set by a ten percent increase in the CEO’s salary based upon his employment agreement with the Company.

Common stock issued for services rendered decreased by $64,500 to $0 for the three months ended March 31, 2014 from $64,500 last year. The decrease is due to the agreements that the Company entered into in 2012 ending in 2013.

Other expenses include options expense to directors of $35,999 for the three months ended March 31, 2014 compared to $0 for the three months ended March 31, 2013.  Increase is due to the options being granted to Directors earlier in 2014, which was late in 2013.

We had a realized gain on trading securities of $5,404 in the three months ended March 31, 2014 compared to $0 in 2013. We had an unrealized gain on trading securities of $343 for the three months ended march 31, 2014 compared to $0 in 2013.

As a result of the foregoing, for the three months ended March 31, 2014, we realized a net loss of $132,008 compared to a loss of $172,479 for the three months ended March 31, 2013, a decreased loss of $40,471.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $7,350 at March 31, 2014. There were no capital expenditures in the three months ending March 31, 2014.

We were unable to raise capital during the three months ended March 31, 2014.  We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, or start to generate sufficient revenues, we may need to once again scale back operations.

(12)

Item 4. Controls And Procedures

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

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

Date: May 14, 2014

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