Form 10-Q
period 2014-06-30
WORLDS ONLINE INC.
filed 2014-08-14
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

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

As of July 22, 2014, 31,954,236 shares of the Issuer's Common Stock were outstanding.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Online Inc.

(2)

Worlds Online Inc.
Balance Sheets
As of June 30, 2014 and December 31, 2013

	Unaudited	Audited
	30-Jun-14	31-Dec-13
Current Assets
Cash	$358,153	$8,538
Trading securities	7,373	31,181
Total Current Assets	365,526	39,719
TOTAL ASSETS	$365,526	$39,719
Current Liabilities
Accrued expenses	692,591	529,639
Account payable - related party	200,129	295,913
Deferred revenue	226,950	226,950
Total Current Liabilities	1,119,670	1,052,502
Notes Payables	450,000	—
Total Liabilities	$1,569,670	$1,052,502
Stockholders' (Deficit)
Common Stock (Par value $0.001 authorized 100,000,000 shares, 31,954,236 and 31,824,548 common shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)	$31,954	$31,825
Common stock subscribed but not yet issued	400	400
Common Stock Warrants	1,165,563	1,165,563
Additional Paid in Capital	(392,521)	(458,219)
Accumulated Deficit	(2,009,540)	(1,752,351)
Total stockholders' deficit	(1,204,144)	(1,012,782)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$365,526	$39,719
See Notes to Condensed Financial Statements

(3)

Worlds Online Inc.
Statement of Operations
For the Six Months and Three Months Ended June 30, 2014 and 2013

	Six Months Ended		Three Months Ended
	Unaudited	Unaudited	Unaudited	Unaudited
	30-Jun-14	30-Jun-13	30-Jun-14	30-Jun-13
Revenues
Revenue	$444	$339	$222	$128
Total	444	339	222	128
Cost and Expenses
Cost of Revenue	4,900	18,285	2,400	13,585
Gross (Loss)	(4,456)	(17,946)	(2,178)	(13,457)
Option Expense	35,999	3,198	—	3,198
Common Stock issued for services rendered	—	81,500	—	17,000
Selling, General & Admin.	99,302	98,298	47,950	49,337
Payroll and related taxes	96,250	98,278	48,125	43,750
Total expenses	231,551	263,328	96,075	99,828
Operating (loss)	(236,007)	(299,220)	(98,253)	(126,742)
Other Income (Expense):
Interest expense	(1,299)	—	(1,299)	—
Loss on extinguishment of Debt	—	—	(19,078)	—
Gain on trading securities	5,404	—	—	—
Unrealized loss on trading securities	(6,208)	—	(6,551)	—
Unrealized Gain on trading securities	—	1,375		1,375
Net (Loss)	$(257,189)	$(297,845)	$(123,882)	$(125,367)
Weighted Average Loss per share (basic and fully diluted)	$(0.01)	$(0.01)	$ **	**
Weighted Average Common Shares Outstanding	31,844,610	29,183,114	31,864,452	31,347,664
**=less than $0.01
See Notes to Condensed Financial Statements

(4)

Worlds Online Inc
Statements of Cash Flows
Six Months Ended June 30, 2014 and 2013

	Unaudited	Unaudited
	30-Jun-14	30-Jun-13
Cash flows from operating activities:
Net (loss)	$(257,189)	$(297,846)
Adjustments to reconcile net (loss) to net cash (used in) operating activities

Loss on extinguishment of Debt	19,078	-
Realized gain on trading securities	(5,404)	-
Unrealized loss on trading securities	6,208	-
Unrealized gain on trading securities	-	(1,375)
Common stock issued for services rendered	-	81,500
Fair value of stock options issued to Directors	35,999	-

Changes in operating assets and liabilities

Accounts payable and accrued expenses	173,701	89,541
Accounts payable related party	(95,783)	122,327

Net cash (used in) operating activities:	(123,389)	(5,853)

Cash flows from investing activities:
Proceeds from sales of trading securities	23,004	-
Net cash provided by investing activities:	23,004	-

Cash flows from financing activities:
Issuance of convertible notes payable	450,000	-
Net cash provided by financing activities	450,000	-

Net (decrease) in cash and cash equivalents	349,615	(5,853)

Cash and cash equivalents beginning of period	8,538	8,585

Cash and cash equivalents end of period	$358,153	$2,732

Non-cash financing activities:
Common stock issued for accrued expense	$29,958	-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Condensed Financial Statements

(5)

Worlds Online Inc.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2014 and 2013

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

Trading Securities

Trading securities are common stock in publicly traded companies, one that was received as compensation for performing consulting services. The other was purchased as an investment. The carrying value of the investments is the market price of the shares at June 30, 2014 and December 31, 2013. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying statements of operations.

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

(6)

Extinguishment of liabilities

The Company accounts for extinguishment of liabilities in accordance with the guidance set forth in section 405-20 of the FASB ASC 405-20. Extinguishments of Liabilities When the conditions are met for the extinguishment accounting, the liabilities are derecognized and the gain or loss on the extinguishment is recognized.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period ended June 30, 2014.

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

NOTE 3 - NOTES PAYABLE

As of June 30, 2014, the Company issued an aggregate of $450,000 of Unsecured Convertible Notes (the “Notes”). The Notes carry a 6% annual interest rate and are payable on May 31, 2016. Pursuant to the Notes, the holders of the Notes have an option to convert the then outstanding principal amount of the Notes into the common stock of the Company at a price of 75% of the sale price of the Company’s next financing. There were no derivative liabilities accounted due to the uncertainty of future offering.

During the three and six months ended June 30, 2014, the Company recorded interest expense of $1,299 and $1,299, respectively, related to the Notes.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, no services were provided. The deferred revenue balance is $226,950.

NOTE 5 – STOCK OPTIONS

During the six months ended June 30, 2014, the Company issued 450,000 stock options to Directors of the Company. The Company issued 100,000 shares to each of the Company’s independent directors, Bernard Stolar, Robert Fireman and Edward Gildea for serving as a Director in 2014. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.08 per share per each individual option. The options expire on January 2, 2019. The Company issued an additional 150,000 shares to the new Director, Edward Gildea for joining the board during the quarter. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options.

Accordingly, the Company recorded an expense of $35,999 during the six months ended June 30, 2014 equal to the estimated fair value of the options at the date of grants. These options were granted for services to be performed.  The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.52% risk-free interest, 0% dividend yield, 375% volatility, and expected life of five years.

During the six months ended June 30, 2014, no stock options or warrants were exercised. There are no outstanding warrants as of June 30, 2014.

Stock options outstanding and exercisable as of June 30, 2014 are as follows:
Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.08	450,000	4.50
$0.025	200,000	3.50
$0.025	500,000	3.47
$0.01	4,500,000	3.17
	5,650,000
Exercisable
$0.025	200,000	3.50
$0.025	500,000	3.47
$0.01	4,500,000	3.17
	5,000,000

(8)

NOTE 6 LOSS ON EXTINGUISHMENT OF DEBT

During the six months ended June 30, 2014, the Company issued 129,688 shares of common stock with a $29,828 fair market value to pay off the accrued expense in amount of $10,750. The $19,078 difference between the fair market value of the common stock and the balance of accrued expense was booked as loss on extinguishment of debt.

NOTE 7 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Gain/(Loss)
Paid, Inc.	$13,200	$6,728	$(6,472)
Global Links Corp.	$381	$646	$265

Fair market measurement at June 30, 2014 was computed using quoted prices in an active market for identified assets, (level 1). The shares were obtained as compensation for performing consulting services.

There was an unrealized loss of $6,207 for the six months ended June 30, 2014.

There was an unrealized gain of $1,375 for the six months ended June 30, 2013.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue was also transferred from Worlds Inc. and it was $226,950 at June 30, 2014 and December 31, 2013.

Account payable related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses. The balance due at June 30, 2014 is $200,129.

(9)

NOTE 9 - Commitments and Contingencies

The Company is committed to an employment agreement with it’s President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of Worlds Online Inc. common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vest on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination. The balance due Mr. Kidrin at June 30, 2014 is $337,749 and is included in accrued expenses.

NOTE 10 - SEGMENTS

The Company determined that it did not operate in any material, separately reportable operating segments as of June 30, 2014 and 2013.

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

(11)

RESULTS OF OPERATIONS

Our net revenues for the three months ended June 30, 2014 and 2013 were $222 and $128, respectively. Our net revenue for the six months ended June 30, 2014 and 2013 were $444 and $339, respectively.

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Revenue increased by $94 to $222 for the three months ended June 30, 2014 compared to $128 for the three months ended June 30, 2013. Revenue was from VIP subscriptions. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues decreased by $11,185 to $2,400 in the three months ended June 30, 2014 compared to $13,585 for the three months ended June 30, 2013. Decrease is due to software development fees incurred in prior year whereby this year the cost includes hosting fees only.

Selling general and administrative (SG&A) for the three months ended June 30, 2014 decreased by $1,387 to $47,950 from $49,337 in the prior year.

Payroll and related taxes for the three months ended June 30, 2014 increased by $4,375 to $48,125 from $43,750. The increase is due to a ten percent increase in the CEO’s salary based upon his employment agreement with the Company.

Common stock issued for services rendered decreased by $17,000 to $0 for the three months ended June 30, 2014 from $17,000 last year. The decrease is due to the agreements that the Company entered into in 2012 ending in 2013.

Other expenses include options expense to directors which was $0 for the three months ended June 30, 2014 and $3,198 for the three months ended June 30, 2013.  Decrease is due to the timing of the options being granted to Directors in 2014 in the first quarter and for 2013 in the second quarter.

We recorded a loss on extinguishment of debt in amount of $19,078 for the three months ended June 30, 2014 and $0 for the three months ended June 30, 2013.

We had an unrealized loss on trading securities of $6,551 for the three months ended June 30, 2014 compared an unrealized gain on trading securities of $1,375 for the three months ended June 30, 2013.

As a result of the foregoing, for the three months ended June 30, 2014, we realized a net loss of $125,181 compared to a loss of $125,367 for the three months ended June 30, 2013, a decreased loss of $186.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Revenue increased by $105 to $444 for the six months ended June 30, 2014 compared to $339 for the six months ended June 30, 2013. Revenue was from VIP subscriptions. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues decreased by $13,385 to $4,900 in the six months ended June 30, 2014 compared to $18,285 for the six months ended June 30, 2013. Decrease is due to software development fees incurred in prior year whereby this year the cost includes hosting fees only.

Selling general and administrative (SG&A) for the six months ended June 30, 2014 increased by $1,004 to $99,302 from $98,298 in the prior year.

Payroll and related taxes for the six months ended June 30, 2014 decreased by $2,028 to $96,250 from $98,278. The decrease is due to having an employee in a portion of the prior year that no longer works for the Company.

Common stock issued for services rendered decreased by $81,500 to $0 for the six months ended June 30, 2014 from $81,500 last year. The decrease is due to the agreements that the Company entered into in 2012 ending in 2013.

Other expenses include options expense to directors which was $35,999 for the six months ended June 30, 2014 and $3,198 for the six months ended June 30, 2013.  Increase is due to adding a new Director in 2014.

We recorded a loss on extinguishment of debt $19,078 for the six months ended June 30, 2014 and $0 for the six months ended June 30, 2013.

We had a realized gain on trading securities of $5,404 for the six months ended June 30, 2014 compared to $0 for the six months ended June 30, 2013. We had an unrealized loss on trading securities of $6,207 for the six months ended June 30, 2014, compared to an unrealized gain on trading securities of $1,375 for the six months ended June 30, 2013.

As a result of the foregoing, for the six months ended June 30, 2014, we realized a net loss of $257,189 compared to a loss of $297,845 for the six months ended June 30, 2013, a decreased loss of $59,734.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $358,153 at June 30, 2014. There were no capital expenditures in the three months ending June 30, 2014.

We were able to raise $450,000 by issuing unsecured convertible notes during the second quarter of 2014.  We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, or start to generate sufficient revenues, we may need to once again scale back operations.

Item 4. Controls And Procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

This lawsuit was dismissed with prejudice by the court in June of 2014.

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

(13)

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

Date: August 14, 2014

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