Form 10-Q
period 2014-09-30
WORLDS ONLINE INC.
filed 2014-11-14
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

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

As of November 3, 2014, 31,954,236 shares of the Issuer's Common Stock were outstanding.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Online Inc.

(2)

Worlds Online Inc. and its Subsidiaries
Consolidated Balance Sheets
As of September 30, 2014 and December 31, 2013
	Unaudited	Audited
	30-Sep-14	31-Dec-13
Current Assets
Cash	$1,577,803	$8,538
Accounts receivable	36,500	—
Trading securities	5,249	31,181
Other current asset	88,000	—
Total Current Assets	1,707,552	39,719

Long Term Assets
Website	400,000	—
Furniture and Equipment	2,401	—
Total Long Term Assets	402,401	—

OTHER ASSETS
Deposits	18,500	—

TOTAL ASSETS	$2,128,453	$39,719

Current Liabilities
Account payable and accrued expenses	869,606	529,639
Account payable - related party	90,317	295,913
Due to related parties	77,772	—
Deferred revenue	226,950	226,950
Other payable	225,000	—
Total Current Liabilities	1,489,645	1,052,502

Notes Payables	2,000,000	—
Total Liabilities	$3,489,645	$1,052,502

Stockholders' (Deficit)
Common stock (Par value $0.001 authorized 100,000,000 shares, 31,954,236 and 31,824,548 common shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	$31,954	$31,825
Common stock subscribed but not yet issued	32,354	400
Common stock Warrants	1,165,563	1,165,563
Additional paid in Capital	6,056,740	(458,219)
Accumulated deficit	(5,454,968)	(1,752,351)
Noncontrolling interest	(3,192,835)	—
Total stockholders' deficit	(1,361,191)	(1,012,782)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,128,453	$39,719

See Notes to Condensed Financial Statements

(3)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Operations
For the Nine Months and Three Months Ended September 30, 2014 and 2013 (Unaudited)

	Nine Months Ended		Three Months Ended
	30-Sep-14	30-Sep-13	30-Sep-14	30-Sep-13
Revenues
Revenue	$677	$691	$233	$352

Total	677	691	233	352

Cost and Expenses

Cost of Revenue	7,300	21,285	2,400	3,000

Gross (Loss)	(6,623)	(20,594)	(2,167)	(2,648)

Option Expense	35,999	3,198	—	—
Common stock issued for services rendered	—	89,000	—	7,500
Selling, General & Admin.	145,143	140,354	45,841	42,056
Payroll and related taxes	144,375	142,028	48,125	43,750
Total expenses	325,517	374,580	93,966	93,306
Operating (loss)	(332,140)	(395,174)	(96,133)	(95,954)

Other Income (Expense):
Interest expense	(25,315)	—	(24,016)	—
Loss on extinguishment of Debt	(19,078)	—	—	—
Gain on trading securities	5,404	4,484	—	4,484
Unrealized loss on trading securities	(8,332)	—	(2,124)	—
Unrealized Gain on trading securities	—	7,365	—	5,990
Goodwill impariment loss	(6,515,990)	—	(6,515,990)
Total other income (expenses)	(6,563,312)	11,849	(6,542,130)	10,474

Net (Loss)	$(6,895,452)	$(383,325)	$(6,638,263)	$(85,480)
Less: Net loss attributable to noncontrolling interests	(3,192,835)	—	(3,192,835)	—
Net (loss) attributable to Worlds Online common shareholders	(3,702,617)	(383,325)	(3,445,428)	(85,480)
Weighted Average Loss per share (basic and fully diluted)	$(0.12)	$(0.01)	$(0.11)	**
Weighted Average Common Shares Outstanding	31,881,554	29,912,559	31,954,236	31,347,664
**=less than $0.01

See Notes to Condensed Financial Statements

(4)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	30-Sep-14	30-Sep-13
Cash flows from operating activities:
Net (loss)	$(6,895,452)	$(383,325)
Adjustments to reconcile net (loss) to net cash (used in) operating activities

Loss on extinguishment of Debt	19,078	—
Stock and warrants issued for acquisition	6,481,216	—
Realized gain (loss) on trading securities	8,332	(4,484)
Unrealized loss on trading securities	(5,404)	(7,365)
Common stock issued for services rendered	—	89,000
Fair value of stock options issued to Directors	35,999	—
Changes in operating assets and liabilities
Accounts receivable	(36,500)	—
Other current assets	(88,000)	—
Deposits	(18,500)	—
Accounts payable and accrued expenses	350,717	170,791
Accounts payable related party	(205,596)	128,028
Other payable	225,000	—
Net cash (used in) operating activities:	(129,110)	(7,355)

Cash flows from investing activities:
Cash used for trading securities	—	(3,077)
Proceeds from sales of trading securities	23,004	9,922
Purchase of website	(400,000)	—
Purchase of properties	(2,401)	—
Net cash provided by investing activities:	(379,397)	6,845

Cash flows from financing activities:
Proceeds from due to related parties	77,772	—
Proceeds from convertible notes payable	2,000,000	—
Net cash provided by financing activities	2,077,772	—

Net (decrease) in cash and cash equivalents	1,569,265	(510)

Cash and cash equivalents beginning of period	8,538	8,585

Cash and cash equivalents end of period	$1,577,803	$8,074

Non-cash financing activities:
Common stock issued for accrued expense	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Financial Statements

(5)

Worlds Online Inc.

Consolidated NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2014 and 2013

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business

Worlds Online Inc. (the "Company") designs and develops software content and related technologies for the creation of interactive, three-dimensional ("3D") Internet sites on the World Wide Web. Using licensed technology the Company creates its own Internet sites, as well as sites available through third party on-line service providers. MariMed Advisors Inc., a wholly owned subsidiary of Worlds Online Inc. renders consulting services to individuals and companies seeking to apply for a license to operate medical marijuana dispensaries.

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

On May 19, 2014, Worlds Online Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc. (“MariMed”), a wholly owned subsidiary of the Company, Sigal Consulting LLC (“Sigal”), a Massachusetts limited liability company, and the Members of Sigal (“Sellers”). The transaction was completely closed on September 29, 2014, and an 8-K was filed on October 3, 2014. Pursuant to the Agreement, the Company acquired all of the interest in Sigal Consulting LLC through MariMed in consideration to Sellers for an aggregate amount of (i) The Company’s common stock equal to 50% of the Company’s outstanding common stock on the Closing Date; (ii) three million stock options of the Company to purchase the Company’s common stock which are exercisable over five years with various exercise price and (iii) 49% of MariMed’s outstanding common stock on the Closing Date. As a result, the Company indirectly owned 100% of Sigal Consulting LLC through its 51% ownership in MariMed.

The transaction is accounted for as a purchase acquisition/merger wherein the Company is both accounting acquirer and legal acquirer. Accordingly, the accounting acquirer records the assets purchased and liabilities assumed as part of the merger and the portion that fair value of common stock issued and options granted for acquisition over the book value of Signal is recorded as goodwill, which is impaired in full subsequently.

(6)

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

Trading Securities

Trading securities are common stock in publicly traded companies, one that was received as compensation for performing consulting services. The other was purchased as an investment. The carrying value of the investments is the market price of the shares at September 30, 2014 and December 31, 2013. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid money market instruments, which have original maturities of three months or less at the time of purchase.

Revenue Recognition

During the quarter the Company had the following source of revenue: VIP subscriptions to our Worlds Ultimate 3-D Chat service.   The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectability is reasonable assured.  This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.  Deferred revenue represents cash payments received in advance to be recorded as revenue when earned.  The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

Research and Development Costs

Research and development costs will be charged to operations as incurred.

(7)

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

(8)

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

Loss Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.  Convertible debentures and preferred stock conversions are not considered in the calculations, as the impact of the potential common shares would be to decrease the loss per share. In addition, stock options totaling 8,650,000 shares are excluded as well, since the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figures is presented.

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

The Company is subject to the risk surrounding the uncertainty of entering into a business which is based upon a product which is still illegal at the federal level.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

(9)

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period ended September 30, 2014.

Acquisition

On September 29, 2014 the registrant's wholly-owned subsidiary, MariMed Advisors Inc. ("MariMed"), acquired all of the outstanding equity interests of Sigal Consulting LLC ("Sigal") from its members, The purchase price, which will distributed pro rata to the sellers as per their ownership interests of Sigal, consisted of 31,954,236 shares of the registrant's common stock, 3 million five-year options to purchase additional shares of the registrant's common stock at prices ranging from $0.15 - $0.35 per share and which vest over two years and 49% of MariMed's outstanding equity. The fair value of the common stock issued was $5,911,534 determined by the fair value of the Company’s Common Stock on the closing date, at a price of approximately $0.185 per share. The fair value of the stock options was $569,682 measured using the Black-Scholes valuation model on the grant date, assuming approximately 1.56% risk-free interest, 0% dividend yield, 311% volatility, and expected life of five years. The fair value of common stock issued and options granted for acquisition over the book value of Signal is recorded as goodwill, which is impaired in full subsequently. One of the owners of Sigal, Robert Fireman, is a director of the Company.

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue From Contracts WIth Customers.” This amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The new guidance applies to all contracts with customers except those that are within the scope of other topics in GAAP. This amendment is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016, and is not expected to have a material impact on the Company’s unaudited interim Consolidated Financial Statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-15, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(10)

NOTE 2 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Gain/(Loss)
Paid, Inc.	$13,200	$5,249	$(7,951)
Global Links Corp.	$381	$0	$(381)

Fair market measurement at September 30, 2014 was computed using quoted prices in an active market for identified assets, (Level 1). The shares were obtained as compensation for performing consulting services.

There was an unrealized loss of $8,332 for the nine months ended September 30, 2014.

There was an unrealized gain of $7,365 for the nine months ended September 30, 2013.

NOTE 3 – OTHER CURRENT ASSETS

As of September 30, 2014, the Company had other current asset of $88,000in connection with its funds advanced to First State Compassion, its medical marijuana license holder in Delaware. The Company will advance funds to support construction of their new facility and when construction is completed, the Company will rename the account as Investment in First State Compassion.

NOTE 4 – WEBSITE

The Company purchased licenses and domain names to operate several medical marijuana websites for $400,000. The licenses and sites are the Company’s entry into several markets and helped the Company bring in all the customers in the last quarter in Illinois and Nevada.

In accordance with its accounting policy and ASC 350, the Company tests the value of the website and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. There was no impairment as of September 30, 2014. The Company plans to perform its annual impairment test for all reporting units on December 31, 2014.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue was also transferred from Worlds Inc. and it was $226,950 at September 30, 2014 and December 31, 2013.

Account payable related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses. The balance due at September 30, 2014 is $90,317.

Due to related parties are loans made to Sigal Consulting LLC by the principals of Sigal. The balance due at September 30, 2014 is $77,772.

NOTE 6 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, no services were provided. The deferred revenue balance is $226,950.

NOTE 7 - NOTES PAYABLE

As of September 30, 2014, the Company issued an aggregate of $2,000,000 of Unsecured Convertible Notes (the “Notes”). The Notes carry a 6% annual interest rate and are payable on August 31, 2016. Pursuant to the Notes, the holders of the Notes have an option to convert the then outstanding principal amount of the Notes into the common stock of the Company at a price of 75% of the sale price of the Company’s next financing. Each note holder is also entitled to receive a number of warrants ("Warrants") equal to 20% of the amount of the registrant's common stock into which the Notes convert. Warrants will only be issuable upon conversion of a Note. There were no derivative liabilities accounted for due to the uncertainty of future offering.

During the three and nine months ended September 30, 2014, the Company recorded interest expense of $24,016 and $25,315, respectively, related to the Notes.

NOTE 8 – STOCK OPTIONS

During the nine months ended September 30, 2014, the Company issued 450,000 stock options to Directors of the Company. The Company issued 100,000 shares to each of the Company’s independent directors, Bernard Stolar, Robert Fireman and Edward Gildea for serving as a Director in 2014. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.08 per share per each individual option. The options expire on January 2, 2019. The Company issued an additional 150,000 shares to the new Director, Edward Gildea for joining the board during the quarter. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options.

Accordingly, the Company recorded an expense of $35,999 during the nine months ended September 30, 2014 equal to the estimated fair value of the options at the date of grants. These options were granted for services to be performed.  The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.52% risk-free interest, 0% dividend yield, 375% volatility, and expected life of five years.

In connection with the acquisition of Sigal Consulting LLC, the Company granted an additional three million five-year stock options to the sellers of Sigal Consulting LLC at prices ranging from $0.15 - $0.35 per share and which vest over two years. The fair value of the stock options was $569,682 measured using the Black-Scholes valuation model on the grant date, assuming approximately 1.56% risk-free interest, 0% dividend yield, 311% volatility, and expected life of five years, which was applied toward the impairment of goodwill subsequently.

During the nine months ended September 30, 2014, no stock options or warrants were exercised. There are no outstanding warrants as of September 30, 2014.

Stock options outstanding and exercisable as of September 30, 2014 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.08	450,000	4.25
$0.025	200,000	3.25
$0.025	500,000	3.22
$0.01	4,500,000	2.92
$0.15	1.000,000	4.64
$0.25	1,000,000	4.64
$0.35	1,000,000	4.64
	8,650,000
Exercisable
$0.025	200,000	3.25
$0.025	500,000	3.22
$0.01	4,500,000	2.92
$0.15	1,000,000	4.64
	6,200,000

NOTE 9 NON-CONTROLLING INTEREST

Effective September 29, 2014, in connection with the acquisition of Sigal Consulting LLC., the Company’s percentage of ownership in MariMed Advisors, Inc., its subsidiary, decreased from 100% to 51%. The acquisition resulted in an allocation of ownership interest valued at $(3,192,835) to the noncontrolling shareholders.

NOTE 10 LOSS ON EXTINGUISHMENT OF DEBT

During the nine months ended September 30, 2014, the Company issued 129,688 shares of common stock with a $29,828 fair market value to pay off the accrued expense in amount of $10,750. The $19,078 difference between the fair market value of the common stock and the balance of accrued expense was booked as loss on extinguishment of debt.

NOTE 11 – GOODWILL IMPAIRMENT LOSS

On May 19, 2014, Worlds Online Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc. (“MariMed”), a wholly owned subsidiary of the Company, Sigal Consulting LLC (“Sigal”), a Massachusetts limited liability company, and the Members of Sigal (“Sellers”). The transaction was completely closed on September 29, 2014, and an 8-K was filed on October 3, 2014. Pursuant to the Agreement, the Company acquired all of the interest in Sigal Consulting LLC through MariMed in consideration to Sellers for an aggregate amount of (i) The Company’s common stock equal to 50% of the Company’s outstanding common stock on the Closing Date; (ii) three million stock options of the Company to purchase the Company’s common stock which are exercisable over five years with various exercise price and (iii) 49% of MariMed’s outstanding common stock on the Closing Date. As a result, the Company indirectly owned 100% of Sigal Consulting LLC through its 51% ownership in MariMed.

The purchase price, which will distributed pro rata to the sellers as per their ownership interests of Sigal, consisted of 31,954,236 shares of the registrant's common stock, 3 million five-year options to purchase additional shares of the registrant's common stock at prices ranging from $0.15 - $0.35 per share and which vest over two years and 49% of MariMed's outstanding equity. The fair value of the common stock issued was $5,911,534 determined by the fair value of the Company’s Common Stock on the closing date, at a price of approximately $0.185 per share. The fair value of the stock options was $569,682 measured using the Black-Scholes valuation model on the grant date, assuming approximately 1.56% risk-free interest, 0% dividend yield, 311% volatility, and expected life of five years. The fair value of common stock issued and options granted for acquisition over the book value of Signal is recorded as goodwill, which is impaired in full subsequently.

NOTE 12 - Commitments and Contingencies

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of Worlds Online Inc. common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vest on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination. The balance due Mr. Kidrin at September 30, 2014 is $349,285 and is included in accrued expenses.

NOTE 13 - SEGMENTS

The Company determined that it did not operate in any material, separately reportable operating segments as of September 30, 2014 and 2013.

NOTE 14 - GOING CONCERN

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

On May 19, 2014, Worlds Online Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc. (“MariMed”), a wholly owned subsidiary of the Company, Sigal Consulting LLC (“Sigal”), a Massachusetts limited liability company, and the Members of Sigal (“Sellers”). The transaction was completely closed on September 29, 2014, and an 8-K was filed on October 3, 2014. Pursuant to the Agreement, the Company acquired all of the interest in Sigal Consulting LLC through MariMed in consideration to Sellers for an aggregate amount of (i) The Company’s common stock equal to 50% of the Company’s outstanding common stock on the Closing Date; (ii) three million stock options of the Company to purchase the Company’s common stock which are exercisable over five years with various exercise price and (iii) 49% of MariMed’s outstanding common stock on the Closing Date. As a result, the Company indirectly owned 100% of Sigal Consulting LLC through its 51% ownership in MariMed.

The transaction is accounted for as a purchase acquisition/merger wherein the Company is both accounting acquirer and legal acquirer. Accordingly, the accounting acquirer records the assets purchased and liabilities assumed as part of the merger and the portion that fair value of common stock issued and options granted for acquisition over the book value of Signal is recorded as goodwill, which is impaired in full subsequently.

(12)

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

(13)

RESULTS OF OPERATIONS

Our net revenues for the three months ended September 30, 2014 and 2013 were $233 and $352, respectively. Our net revenue for the nine months ended September 30, 2014 and 2013 were $677 and $691, respectively.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenue decreased by $119 to $233 for the three months ended September 30, 2014 compared to $352 for the three months ended September 30, 2013. Revenue was from VIP subscriptions. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues decreased by $600 to $2,400 in the three months ended September 30, 2014 compared to $3,000 for the three months ended September 30, 2013. Decrease is due to a reduction in the hosting fees.

Selling general and administrative (SG&A) for the three months ended September 30, 2014 increased by $3,785 to $45,841 from $42,056 in the prior year.

Payroll and related taxes for the three months ended September 30, 2014 increased by $4,375 to $48,125 from $43,750. The increase is due to a ten percent increase in the CEO’s salary based upon his employment agreement with the Company.

Common stock issued for services rendered decreased by $7,500 to $0 for the three months ended September 30, 2014 from $7,500 last year. The decrease is due to the agreements that the Company entered into in 2012 ending in 2013.

We recorded interest expense from the notes of $24,016 for the three months ended September 30, 2014 and $0 for the three months ended September 30, 2013.

We had an unrealized loss on trading securities of $2,124 for the three months ended September 30, 2014 compared to a realized gain on trading securities of $4,484 and an unrealized gain on trading securities of $5,990 for the three months ended September 30, 2013.

We had a loss on goodwill impairment of $6,515,990 due to the acquisition of Sigal Consulting LLC by our wholly owned subsidiary MariMed Advisors Inc. Fourty nine percent of that loss is attributable to noncontrolling shareholders.

As a result of the foregoing, for the three months ended September 30, 2014, we realized a net loss of $3,445,428 attributable to Worlds Online common shareholders, compared to a loss of $85,480 for the three months ended September 30, 2013, an increased loss of $3,359,948.

(14)

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Revenue decreased by $14 to $677 for the nine months ended September 30, 2014 compared to $691 for the nine months ended September 30, 2013. Revenue was from VIP subscriptions. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues decreased by $13,985 to $7,300 in the nine months ended September 30, 2014 compared to $21,285 for the nine months ended September 30, 2013. Decrease is due to software development fees incurred in prior year whereby this year the cost includes hosting fees only.

Selling general and administrative (SG&A) for the nine months ended September 30, 2014 increased by $4,789 to $145,143 from $140,354 in the prior year.

Payroll and related taxes for the nine months ended September 30, 2014 increased by $2,347 to $144,375 from $142,028. The increase is due to a ten percent increase in the CEO’s salary based upon his employment agreement offset by having an additional employee in a portion of the prior year that no longer works for the Company.

Common stock issued for services rendered decreased by $89,000 to $0 for the nine months ended September 30, 2014 from $89,000 last year. The decrease is due to the agreements that the Company entered into in 2012 ending in 2013.

Other expenses include options expense to directors which was $35,999 for the nine months ended September 30, 2014 and $3,198 for the nine months ended September 30, 2013.  Increase is due to adding a new Director in 2014.

Interest expense from the notes for the nine months ended September 30, 2014 was $25,315, compared to $0 for the nine months ended September 30, 2014. We recorded a loss on extinguishment of debt $19,078 for the nine months ended September 30, 2014 and $0 for the nine months ended September 30, 2013.

We had a realized gain on trading securities of $5,404 for the nine months ended September 30, 2014 compared to $4,484 for the nine months ended September 30, 2013. We had an unrealized loss on trading securities of $8,332 for the nine months ended September 30, 2014, compared to an unrealized gain on trading securities of $7,365 for the nine months ended September 30, 2013.

We had a loss on goodwill impairment of $6,515,990 due to the acquisition of Sigal Consulting LLC by our wholly owned subsidiary MariMed Advisors Inc. Fourty nine percent of that loss is attributable to noncontrolling shareholders.

As a result of the foregoing, for the nine months ended September 30, 2014, we realized a net loss of $3,702,617 attributable to Worlds Online common shareholders, compared to a loss of $383,325 for the nine months ended September 30, 2013, an increased loss of $3,319,292.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $1,577,803 at September 30, 2014. There were no capital expenditures in the three months ending September 30, 2014.

We were able to raise $1,550,000 by issuing unsecured convertible notes during the third quarter of 2014.  We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, or start to generate sufficient revenues, we may need to once again scale back operations.

(15)

Item 4. Controls And Procedures

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(16)

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

(17)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 14, 2014

WORLDS ONLINE INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(18)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase