Form 10-K
period 2014-12-31
WORLDS ONLINE INC.
filed 2015-06-09
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

☐ Large Accelerated Filer       ☐  Accelerated Filer

☐  Non-Accelerated Filer        ☒  Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2014 (closing price was $0.21) was approximately $6,710,390.

At May 18, 2015, the issuer had outstanding 31,954,236 shares of par value $.001 Common Stock.

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

Going forward we intend to focus solely on the development of virtual worlds, establishing strategic partnerships and pursuing related synergistic technology acquisitions. With respect to acquisitions, there are no signed agreements or letters of intent at this time and we are only in the initial stages of discussion and negotiation. No assurance can be given that we will be successful in closing any deals or, even if we successfully close any deals, that we will see any revenues from such transactions.

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

On May 19, 2014, Worlds Online Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc. (“MariMed”), a wholly owned subsidiary of the Company, Sigal Consulting LLC (“Sigal”), a Massachusetts limited liability company, and the Members of Sigal (“Sellers”). The transaction closed on September 29, 2014. Pursuant to the Agreement, the Company acquired all of the interest in Sigal Consulting LLC through MariMed in consideration to Sellers for an aggregate amount of (i) the Company’s common stock equal to 50% of the Company’s outstanding common stock on the Closing Date; (ii) three million stock options of the Company to purchase the Company’s common stock which are exercisable over five years with various exercise prices and (iii) 49% of MariMed’s outstanding common stock. As a result, the Company indirectly owns 100% of Sigal Consulting LLC through its 51% ownership in MariMed.

The transaction was accounted for as a purchase acquisition/merger wherein the Company is both accounting acquirer and legal acquirer. Accordingly, the company recorded the assets purchased and liabilities assumed as part of the merger and the portion that the fair value of the common stock issued and options granted for acquisition over the book value of Signal was recorded as goodwill, which was subsequently impaired in full.

Our fiscal year ends on December 31.

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

The transfer of assets occurred in the context of the spin-off by Worlds Inc. of its online and operational technologies businesses to us. The spin-off was effectuated by Worlds Inc. (formerly known as Worlds.com Inc.) declaring a dividend of its shares of its then wholly-owned subsidiary, Worlds Online, Inc. with each share of Worlds Inc. to receive 1/3 of a share of Worlds Online with all fractional shares rounded up. Worlds Inc. did not want a trading market to develop for its shares until the SEC completed its review of its registration statement on Form 10. Accordingly, the actual distribution of the dividend did not occur until the payment date of March 12, 2012. Our stock is quoted on the OTC Bulletin Board. Approximately 23,859,248 shares were issued as part of the dividend distribution and immediately following the distribution Worlds Inc. continued to own approximately 19.6% of our outstanding shares. Worlds Inc., intends to dispose of its stock in an orderly fashion into the open market or in private sales, in either case in ways designed not to impact the market, but in any event within five years of the dividend payment debt. While it holds any of our shares it will vote them in proportion to the votes by other stockholders.

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

Through our MariMed subsidiary, we offer a comprehensive suite of products in those states with newly passed medical marijuana regulations. Our services include fee-based consultations, education and training to qualify applicants to successfully apply for licenses. For those who are successful in gaining a license we will have the ability to provide support and or turn-key services for all aspects of the development, cultivation, and ongoing operations including funding.

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

Worlds Inc. also established a strategic relationship with Pearson PLC to develop a series of virtual worlds to potentially be used within the existing Pearson education programs. In 1996 Pearson PLC invested $1,263,900 in Worlds Inc. in the form of debt. Pearson has since agreed to forgive 50% of the note. Pearson PLC has agreed to allow Worlds Inc. to pay off the remaining 50% of the debt by providing them with products and services developed for Pearson PLC in the form of virtual worlds for training and distant learning. Over the years Worlds Inc. has reduced the note by $355,000 through the provision of various products and services. During the years 2010 and 2009, the value of the products and services Worlds Inc. provided Pearson PLC (i.e. the value by which the debt has been reduced) represented 99.7% and 89% of Worlds Inc. revenues during such periods. As part of the spin-off, we have assumed the remaining debt and obligation to pay it by providing products and services. During 2011, $50,000 had been amortized into income leaving a balance of $226,950. Nothing has been amortized into income in 2014 as no services were performed, leaving the balance unchanged at $226,950 at December 31, 2014.

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

(7)

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

Employees

We currently have one full time employee, our president and CEO, Thomas Kidrin, who is also the president and CEO of our former parent, Worlds, Inc. for whom he continues to provide services on an as-needed basis. We do not believe that Mr. Kidrin’s obligations to Worlds Inc. will interfere with his ability to act as our president and CEO. Mr. Chris Ryan, our chief financial officer is a part-time employee who provides services to us on an as-needed basis. Mr. Ryan, who has the same arrangement with Worlds Inc., also has a full time job but based upon his past performance of his duties for Worlds Inc. we do not believe his outside duties will affect his ability to perform services for us as–needed. In the event our future growth requires a full time CFO, we expect to make any necessary arrangement’s which could include hiring Mr. Ryan on a full time basis or hiring a new full time CFO. We similarly expect to monitor Mr. Kidrin’s performance to determine if his duties to Worlds Inc. are interfering with his obligations to us.

Inasmuch as we anticipate that we will be acquiring other companies with synergistic technologies and businesses, it is possible that our current management team will be supplemented with officers of the acquired companies. In such event, if another individual is selected as our CEO, Mr. Kidrin may leave our employ to become a full-time employee of Worlds Inc. Alternatively, if Mr. Kidrin’s services are truly needed by us full time, we expect he will resign his position with Worlds Inc. In either event, following a transition period of not more than an additional 24 months, we expect Mr. Kidrin will be employed either by us or by Worlds Inc., but not by both companies, unless a majority of the independent directors of both companies determine that he is indispensable to both companies.

MariMed currently has four full time employees.

Corporate History

The Company was created as a wholly-owned subsidiary of Worlds Inc. on January 25, 2011. On May 16, 2011, Worlds Inc. transferred to Worlds Online Inc. the majority of its operations and related operational assets, except for its patent portfolio.

On September 29, 2014 Worlds Online Inc.'s wholly-owned subsidiary, MariMed Advisors Inc. acquired all of the outstanding equity interests of Sigal Consulting LLC from its members. The purchase price consisted of 31,954,236 shares of Worlds Online Inc.'s common stock, 3 million options to purchase additional shares of common stock at prices ranging from $0.15 - $0.35 per share and which vest over two years and 49% of MariMed Advisors Inc.’s outstanding equity.

(8)

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

(9)

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

(10)

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

(11)

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

Our success is dependent on additional states legalizing medical marijuana and additional counties in California passing legislation to allow dispensaries.

Continued development of the medical marijuana market is dependent upon continued legislative authorization of marijuana at the state level for medical purposes and, in certain states, including California, based on the specifics of the legislation passed in that state, on local governments authorizing a sufficient number of dispensaries.  Any number of factors could slow or halt the progress.  Further, progress, while encouraging, is not assured and the process normally encounters set-backs before achieving success.  While there may be ample public support for legislative proposal, key support must be created in the legislative committee or a bill may never advance to a vote.  Numerous factors impact the legislative process.  Any one of these factors could slow or halt the progress and adoption of marijuana for medical purposes, which would limit the market for our products and negatively impact our business and revenues.

The alternative medicine industry faces strong opposition.

It is believed by many that existing, entrenched, well-funded, businesses may have a strong economic opposition to the medical marijuana industry as currently formed.  For example, we believe that the pharmaceutical industry does not want to cede control of any compound that could become a strong selling drug.  Specifically, medical marijuana will likely adversely impact the existing market for Marinol, the current “marijuana pill” sold by mainstream pharmaceutical companies.  Further, the medical marijuana industry could face a material threat from the pharmaceutical industry should marijuana displace other drugs or simply encroach upon the pharmaceutical industry’s market share for compounds such as marijuana and its component parts.  The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement.  Any inroads the pharmaceutical industry makes in halting or rolling back the medical marijuana movement could have a detrimental impact on the market for our products and thus on our business, operations and financial condition.

Marijuana remains illegal under federal law.

Marijuana remains illegal under federal law.  It is a schedule-I controlled substance.  Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law.  The United States Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes.  Therefore, federal law criminalizing the use of marijuana trumps state laws that legalize its use for medicinal purposes.  At present the states are standing tall against the federal government, maintaining existing laws and passing new ones in this area.  This may be because the Obama administration has made a policy decision to allow states to implement these laws and not prosecute anyone operating in accordance with applicable state law.  However, we face another presidential election cycle in 2016, and a new administration could introduce a less favorable policy.  A change in the federal attitude towards enforcement could cripple the industry. While the Company is not insulated from economic risk if such a change were to occur, we believe that by virtue of the fact that, at least initially, it will not directly market, sell, or produce marijuana or marijuana related products, the Company and its investors should be insulated from federal prosecution or harassment.  However, the medical marijuana industry is our primary target market, and if this industry was unable to operate, we would lose the majority of our potential clients, which would have a negative impact on our business, operations and financial condition.

Our clients may have difficulty accessing the service of banks, which may make it difficult for them to purchase our products and services.

As discussed above, the use of marijuana is illegal under federal law.  Therefore, there is a compelling argument that banks cannot accept for deposit funds from the drug trade and therefore cannot do business with our clients that traffic in marijuana, and clinic operators often have trouble finding a bank willing to accept their business.  While a member of Congress has stated he will seek an amendment to banking regulations and laws in order to allow banks to transact business with state-authorized medical marijuana businesses, there can be no assurance his legislation will be successful, that banks will decide to do business with medical marijuana retailers, or that in the absence of legislation state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law.  The inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to purchase our products and services.

Risks related to our common stock

Possible issuances of our capital stock would cause dilution to our existing shareholders.

While we currently have only approximately 32 million shares of common stock outstanding and an additional 32 million shares subscribed for but not yet issued, we are authorized to issue up to 100,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. In addition, we are authorized to issue up to 5,000,000 shares of blank preferred stock that our board of directors can issue under any terms it wants and without any shareholder approval.

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

(12)

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

(13)

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

Year Ended December 31, 2013:	High	Low
First quarter	$0.09	$0.02
Second quarter	$0.12	$0.08
Third quarter	$0.10	$0.06
Fourth quarter	$0.09	$0.05

Year Ended December 31, 2014:	High	Low
First quarter	$0.14	$0.06
Second quarter	$0.35	$0.07
Third quarter	$0.23	$0.15
Fourth quarter	$0.10	$0.20

Holders

As of March 31, 2015 we had approximately 597 shareholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

N/A

(14)

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

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

On May 19, 2014, Worlds Online Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc. (“MariMed”), a wholly owned subsidiary of the Company, Sigal Consulting LLC (“Sigal”), a Massachusetts limited liability company, and the Members of Sigal (“Sellers”). The transaction closed on September 29, 2014. Pursuant to the Agreement, the Company acquired all of the interest in Sigal Consulting LLC through MariMed in consideration to Sellers for an aggregate amount of (i) the Company’s common stock equal to 50% of the Company’s outstanding common stock on the Closing Date; (ii) three million stock options of the Company to purchase the Company’s common stock which are exercisable over five years with various exercise prices and (iii) 49% of MariMed’s outstanding common stock. As a result, the Company indirectly owns 100% of Sigal Consulting LLC through its 51% ownership in MariMed.

The transaction was accounted for as a purchase acquisition/merger wherein the Company is both accounting acquirer and legal acquirer. Accordingly, the accounting acquirer records the assets purchased and liabilities assumed as part of the merger and the portion that the fair value of the common stock issued and options granted for acquisition over the book value of Signal is recorded as goodwill, which is impaired in full subsequently.

(15)

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

With our acquisition of Sigal by our subsidiary MariMed revenue was generated through sub leasing agreements with medical marijuana companies and consulting agreements with services being performed during the period. MariMed enters into consulting agreements to help entities attain medical marijuana licenses and then provide services in the development and management of State Licensed Medical Marijuana facilities. Our professional management team has developed best practices and standard operating procedures for cultivation and dispensing of medical cannabis. We also enter into rental agreements whereby we purchase or sublease space which we then rent to medical marijuana companies who would otherwise not have the resources to finance their operations.

Expenses

We classify our expenses into two broad groups:

O	cost of revenues; and

O	selling, general and administration.

(16)

Liquidity and Capital Resources

We raised $2.05 million dollars during the year ended December 31, 2014 in order to fund MariMed’s business operations.  We expect to continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available.

RESULTS OF OPERATIONS

Our net revenues for the year ended December 31, 2014 was $88,384 and for the year ended December 31, 2013 was $904.  The revenue in 2014 is from sub leasing contracts with a medical marijuana company, and consulting contracts through our subsidiary MariMed and VIP subscriptions to Worlds Online’s Worlds 3-D chat service. The revenue in 2013 is from our Worlds 3-D chat service only.

Year ended December 31, 2014 compared to year ended December 31, 2013

Revenue increased by $87,480 to $88,384 for the year ended December 31, 2014 from $904 in the year ended December 31, 2013.  The increase in the Company’s revenue is due to a sub leasing and consulting agreements signed by MariMed.

Cost of revenue increased by $163,880 to $190,165 for the year ended December 31, 2014 compared to $26,285 for the year ended December 31, 2013. Cost of revenue includes costs related to the sub lease and consulting contracts signed by MariMed and software development and hosting fees related to providing the 3-D chat services. The increase is due to the MariMed business which did not exist in the prior year

Amortization of an intangible asset, the website was $20,000 for the year ended December 31, 2014 compared to $0 for the year ended December 31, 2013. Consulting expense was $60,000 for the years ending December 31, 2014 and 2013.

Selling general and administrative (SG&A) expenses increased by $180,215 to $302,270 for the year ended December 31, 2014 from $122,055 for the year ended December 31, 2013. Payroll and related increased by $43,789 to $297,298 for the year ended December 31, 2014 from $253,510 for the year ended December 31, 2013. Increases are due to the addition of the MariMed business and the 4 employees that work there.

Common stock issued for services rendered decreased to $0 for the year ended 2014 compared to $94,000 in 2013. Decrease is due to the Company not entering into strategic business consulting, marketing and advice agreements during 2014 like we did in prior years.

Other expenses include options expense to directors and officers of $35,999 for the year ended December 31, 2014 compared to option expense of $3,198 for the year ended December 31, 2013.  Increase is primarily due to the addition of a new Director in 2014 .

We had interest expense of $56,203 for the year ended December 31, 2014 compared to $0 for 2013. Interest expense is related to the convertibale notes that we signed during the year. We had a loss on extinguishment of debt of $19,078 for the year ended December 31, 2014 compared to $0 for the year ended December 31, 2013.

We had a realized gain on trading securities of $5,404 in 2014 compared to $6,684 in 2013. We had an unrealized gain on trading securities of $343 for the year ended December 31, 2014 compared to $18,550 for the year ended December 31, 2013. We had an unrealized loss on the market value of our investment in a publicly traded security of $10,355 for the year ended December 31, 2014 compared to a loss of $2,696 for the year ended December 31, 2013. For the year ended December 31, 2014 we had a goodwill impairment loss of $6,514,988 from the acquisition of Sigal. The net loss attributed to non-controlling interest was $201,750 for the year ended December 31, 2014, compared to $ 0 for the year ended December 31, 2013.

As a result of the foregoing, for the year ended December 31, 2014 we had a loss of $7,219,541 compared to a loss of $535,607 for the year ended December 31, 2013.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $988,268 at December 31, 2014.

At December 31, 2013 we had cash and cash equivalents of $8,538.

We had capital expenditures of $2,666 in 2014 compared to $0 in 2013.We also purchased the licenses for several websites during the year totaling $400,000.

In the year ended December 31, 2014, we raised $2,050,000 from issuing convertible notes payables. Additional funds will need to be raised in order for us to move forward with the MariMed business plans. No assurances can be given that we will be able to raise any additional funds.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2015-08, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(17)

ITEM 8. FINANCIAL STATEMENTS.

Bongiovanni & Associates, PA

FL Office 7951 SW 6th St., Suite. 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Worlds Online Inc. And Subsidiaries

We have audited the accompanying consolidated balance sheets of Worlds Online Inc. And Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over consolidated financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over consolidated financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worlds Online Inc. And Subsidiaries (a Delaware corporation) as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, has an accumulated stockholders’ deficit, has negative working capital, has had minimal revenues from operations, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ Bongiovanni & Associates, P.A./

Bongiovanni & Associates, P.A.

Certified Public Accountants

Plantation, Florida

The United States of America

May 27, 2015

www.ba-cpa.net

(18)

Worlds Online Inc. and its Subsidiaries
Consolidated Balance Sheets
As of December 31, 2014 and December 31, 2013
	Audited	Audited
	31-Dec-14	31-Dec-13
Current Assets
Cash	$988,268	$8,538
Account receivable	50,078	—
Due from - related party	59,486	—
Trading securities	3,569	31,181
Other current asset	500	—
Total Current Assets	1,101,901	39,719

Long Term Assets
Website (net of accumulated amortization)	353,333	—
Property, Furniture and Equipment (net of accumulated depreciation)	2,666	—
Total Long Term Assets	355,999	—

OTHER ASSETS
Deposits	18,500	—
Due from third party	175,898	—
Total other Assets	194,398	—

TOTAL ASSETS	$1,652,298	$39,719

Current Liabilities
Account payable and accrued expenses	1,076,608	529,639
Account payable - related party	—	295,913
Due to related parties	1,930	—
Deferred revenue	226,950	226,950
Other payable	225,000	—
Total Current Liabilities	1,530,488	1,052,502

Notes Payables	2,050,000	—
Total Liabilities	$3,580,488	$1,052,502

Stockholders' (Deficit)
Common stock (Par value $0.001 authorized 100,000,000 shares, 31,954,236 and 31,824,548 common shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively)	$31,954	$31,825
Common stock subscribed but not yet issued	32,354	400
Common stock Warrants	1,165,563	1,165,563
Additional paid in Capital	6,056,740	(458,219)
Accumulated deficit	(8,978,892)	(1,752,351)
Noncontrolling interest	(242,909)	—
Total stockholders' deficit	(1,685,281)	(1,012,782)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,652,298	$39,719

See Notes to Condensed Financial Statements

(19)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Operations
For the Year Ended December 31, 2014 and 2013
	For the Year Ended
	31-Dec-14	31-Dec-13
Revenues
Revenue	$88,384	$904

Total	88,384	904

Cost and Expenses

Cost of revenue	190,165	26,285

Gross (Loss)	(101,781)	(25,381)

Option Expense	35,999	3,198

Common stock issued for services rendered	—	94,000
Amortization of intangible asset	20,000	—
Consulting expense	60,000	60,000
Selling, General & Admin.	302,270	122,055
Payroll and related taxes	297,298	253,510
Total expenses	715,567	532,764
Operating (loss)	(817,348)	(558,145)

Other Income (Expense):
Interest expense	(56,203)	—
Loss on extinguishment of Debt	(19,078)	—
Realized loss on trading securities	—	—
Realized gain on trading securities	5,404	6,684
Unrealized loss on trading securities	(10,355)	(2,696)
Unrealized Gain on trading securities	343	18,550
Goodwill impariment loss	(6,524,054)	—
Total other income (expenses)	(6,603,943)	22,538

Net (Loss)	$(7,421,291)	$(535,607)
Less: Net loss attributable to noncontrolling interests	(201,750)	—
Net (loss) attributable to Worlds Online common shareholders	(7,219,541)	(535,607)
Weighted Average Loss per share (basic and fully diluted)	$(0.23)	$(0.02)
Weighted Average Common Shares Outstanding	31,899,874	30,327,852

See Notes to Condensed Financial Statements

(20)

Worlds Online Inc
Statements of Stockholders Deficit
For the Year Ended December 31, 2014 and 2013
				Common	Common
				Shares	Stock	Common			Total
	Common	Common	Additional	Subscribed	Subscribed	Stock	Accumulated	Non-controlling	stockholders'
	Stock	Stock	Paid-in	but not	but not	Warrants	Deficit	Interest	equity
	Shares	Amount	capital	Issued	Issued				(deficit)

Balances, January 1, 2013	25,411,549	25,411	(518,180)	400,000	400	1,165,563	(1,186,950)		(513,755)

Correct for Stock dividend			$23,859				$(23,859)		—

Stock Dividend	5,936,115	$5,936					$(5,936)		—

Common stock issued to officer for accrued expense	476,884	$477	$32,906						33,383

Stock options for directors and officers			$3,198						3,198

Net Loss for the year ended December 31, 2013							$(535,607)		(535,607)

Balances, December 31, 2013	31,824,548	31,824	(458,218)	400,000	400	1,165,563	(1,752,352)	—	(1,012,782)

Stock options for directors and officers			$35,999						35,999

Payment of accrued expense with common stock	129,688	$130	$29,699						29,828

Acquisition of Sigal Consulting			$6,449,260	31,954,236	$31,954				6,481,214

Non-controlling interest								(41,159)	(41,159)

Net Loss for the year ended December 31, 2014							$(7,219,541)	(201,750)	(7,421,291)

Balances, December 31, 2014	31,954,236	$31,954	$6,056,740	32,354,236	32,354	1,165,563	(8,971,892)	(242,909)	(1924,190)

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm

(21)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2014 and 2013
(Audited)

	31-Dec-14	31-Dec-13
Cash flows from operating activities:
Net (loss)	$(7,219,541)	$(535,607)
Net loss attributable to noncontrolling interest	(242,909)	—

Adjustments to reconcile net (loss) to net cash (used in) operating activities

Loss on extinguishment of Debt	19,078	—
Goodwill impariment loss	6,524,054	—
Amortization of Intangible asset	20,000	—
Realized gain on trading securities	(5,404)	(6,684)
Unrealized loss on trading securities	10,355	2,696
Unrealized gain on trading securities	(343)	(18,550)
Common stock issued for services rendered	—	94,000
Fair value of stock options issued to Directors	35,999	3,198
Changes in operating assets and liabilities
Accounts receivable	(50,078)
Due from related party	(9,486)	—
Other current assets	(500)	—
Deposits	(18,500)	—
Due from related party	(225,898)
Accounts payable and accrued expenses	507,057	289,034
Accounts payable related party	(302,580)	161,259
Other payable	225,000	—
Net cash (used in) operating activities:	(692,537)	(10,653)

Cash flows from investing activities:
Cash used for trading securities		(3,077)
Proceeds from sales of trading securities	23,004	13,684
Purchase of website	(400,000)	—
Purchase of properties	(2,666)	—
Net cash provided by investing activities:	(379,662)	10,607

Cash flows from financing activities:
Proceeds from due to related parties	1,930	—
Proceeds from convertible notes payable	2,050,000	—
Net cash provided by financing activities	2,051,930	—

Net (decrease) in cash and cash equivalents	979,731	(46)

Cash and cash equivalents beginning of period	8,538	8,585

Cash and cash equivalents end of period	$988,268	$8,538

Non-cash financing activities:	10,750	33,382
Common stock issued for accrued expense	$—	94,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Schedule of non-financing activities
Acquistion of Sigal LLC:
Issuance of common stock	$5,911,534	—
Issuance of option	569,682	—
Assuming of liabilities	1,832,020	—
Intangible asset	(391,111)	—
Other asset	(162,997)	—
Goodwill	(6,515,990)	—
Non-controlling interest	(32,448)	—
Cash Acquired	$1,210,690	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

(22)

WORLDS ONLINE, INC.

NOTES TO FINANCIAL STATEMENTS

Year ended December 31, 2014 and 2013

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

On May 19, 2014, Worlds Online Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc. (“MariMed”), a wholly owned subsidiary of the Company, Sigal Consulting LLC (“Sigal”), a Massachusetts limited liability company, and the Members of Sigal (“Sellers”). The transaction closed on September 29, 2014. Pursuant to the Agreement, the Company acquired all of the interest in Sigal Consulting LLC through MariMed in consideration to Sellers for an aggregate amount of (i) the Company’s common stock equal to 50% of the Company’s outstanding common stock on the Closing Date; (ii) three million stock options of the Company to purchase the Company’s common stock which are exercisable over five years with various exercise prices and (iii) 49% of MariMed’s outstanding common stock. As a result, the Company indirectly owns 100% of Sigal Consulting LLC through its 51% ownership in MariMed.

The transaction was accounted for as a purchase acquisition/merger wherein the Company is both accounting acquirer and legal acquirer. Accordingly, the company recorded the assets purchased and liabilities assumed as part of the merger and the portion that the fair value of the common stock issued and options granted for acquisition over the book value of Signal was recorded as goodwill, which was subsequently impaired in full.

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

Trading Securities

Trading securities are common stock in publicly traded companies, one that was received as compensation for performing consulting services. The other was purchased as an investment. The carrying value of the investments is the market price of the shares at December 31, 2014 and December 31, 2013. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid money market instruments, which have original maturities of three months or less at the time of purchase.

Revenue Recognition

The Company has the following source of revenue: VIP subscriptions to our Worlds Ultimate 3-D Chat service and consulting revenue from MariMed Advisors.  The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured.  This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.  Deferred revenue represents cash payments received in advance to be recorded as revenue when earned.  The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

(23)

Research and Development Costs

Research and development costs will be charged to operations as incurred.

Intangible Asset - Websites

The Company purchased several medical marijuana related websites in 2014. The cost of these websites are being amortized using the straight line method over a period of five years. The websites are currently generating a deal flow for us and we expect the future economic benefit of those websites to be at least 5 years.

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

(24)

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

(25)

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of December 31, 2014, there were 8,650,000 options whose effect is anti-dilutive and not included in diluted net loss per share at December 31, 2014. The options may dilute future earnings per share.

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

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel. The Company is also subject to risks arising from it’s medical marijuana related business inasmuch as still a federally prohibited substance.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2014 or 2013.

Acquisition

On September 29, 2014 the registrant's wholly-owned subsidiary, MariMed Advisors Inc. ("MariMed"), acquired all of the outstanding equity interests of Sigal Consulting LLC ("Sigal") from its members, The purchase price, which will distributed to the sellers of Sigal, consisted of 31,954,236 shares of the Company's common stock, 3 million five-year options to purchase additional shares of the registrant's common stock at prices ranging from $0.15 - $0.35 per share and which vest over two years and 49% of MariMed's outstanding equity. The fair value of the common stock issued was $5,911,534 determined by the fair value of the Company’s Common Stock on the closing date, at a price of approximately $0.185 per share. The fair value of the stock options was $569,682 measured using the Black-Scholes valuation model on the grant date, assuming approximately 1.56% risk-free interest, 0% dividend yield, 311% volatility, and expected life of five years. The fair value of common stock issued and options granted for acquisition over the book value of Signal is recorded as goodwill, which was subsequently impaired in full. One of the owners of Sigal, Robert Fireman, is a director of the Company.

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2015-08, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(26)

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

NOTE 3 - USE OF EQUITY AS COMPENSATION

During the year ended December 31, 2014, the Company issued an aggregate of 129,688 shares of common stock as payment for an accrued expense with an aggregate value of $10,750.

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

During the year ended December 31, 2013, Worlds Inc. retained 5,936,115 common shares in the spin off from Worlds Inc.

NOTE 4 - DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the year ended December 31, 2014, no services were provided. The deferred revenue balance is $226,950.

NOTE 5 - PROPERTY AND EQUIPMENT

During the year ended December 31, 2014 the Company purchased $2,666 in equipment, There was no property and equipment on the balance sheet at December 31, 2013.

(27)

NOTE 6 - STOCK OPTIONS

During the year ended December 31, 2014, the Company issued 450,000 stock options to Directors of the Company. The Company issued 100,000 options to each of the Company’s independent directors, Bernard Stolar, Robert Fireman and Edward Gildea for serving as a Director in 2014. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.08 per share per each individual option. The options expire on January 2, 2019. The Company issued an additional 150,000 options to the new Director, Edward Gildea for joining the board during the quarter. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options.

Accordingly, the Company recorded an expense of $35,999 during the year ended December 31, 2014 equal to the estimated fair value of the options at the date of grants. These options were granted for services to be performed.  The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.52% risk-free interest, 0% dividend yield, 375% volatility, and expected life of five years.

In connection with the acquisition of Sigal Consulting LLC, the Company granted three million five-year stock options to the sellers of Sigal Consulting LLC at prices ranging from $0.15 - $0.35 per share and which vest over two years. The fair value of the stock options was $569,682 measured using the Black-Scholes valuation model on the grant date, assuming approximately 1.56% risk-free interest, 0% dividend yield, 311% volatility, and expected life of five years.

During the year ended December 31, 2014, no stock options or warrants were exercised. There are no outstanding warrants as of December 31, 2014.

During the year ended December 31, 2013, the Company issued 200,000 stock options to Directors of the Company. The Company issued 100,000 options to each of the Company’s directors, Bernard Stolar and Robert Fireman. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.025 per share per each individual option. The options expire on January 2, 2018. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options.

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

Stock options outstanding and exercisable as of December 31, 2014 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.08	450,000	4.00
$0.025	200,000	3.00
$0.025	500,000	2.97
$0.01	4,500,000	2.67
$0.15	1.000,000	4.39
$0.25	1,000,000	4.39
$0.35	1,000,000	4.39
	8,650,000
Exercisable
$0.025	200,000	3.00
$0.025	500,000	2.97
$0.01	4,500,000	2.67
$0.15	1,000,000	4.39
	6,200,000

(28)

NOTE 7 - INCOME TAXES

At December 31, 2014, the Company had federal and state net operating loss carry forwards of approximately $2,649,588 that expire in 2035.

Due to operating losses, there is no provision for current federal or state income taxes for the periods ended December 31, 2014 or 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2014 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $1,033,000 less a valuation allowance in the amount of approximately $1,028,140. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The measurement valuation allowance increased by $349,000 and $211,201 during the 2014 and 2013 periods respectively.

The Company’s total deferred tax asset as of December 31, 2014 is as follows:

Deferred tax asset - gross	$1,033,000
Valuation allowance	(1,033,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the periods ended December 31, 2014 and 2013 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39%)	(39%)

Total deferred tax asset	0%	0%

NOTE 8 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Gain/(Loss)
Paid, Inc.	$13,200	$3,570	$(9,630)
Global Links Corp.	$381	$0	$(381)

Fair market measurement at December 31, 2014 were computed using quoted prices in an active market for identified assets, (level 1 ). The shares were obtained as compensation for performing consulting services.

The unrealized loss of $10,011, and the $5,404 realized gain are included in the Company Statements of Operations for the periods ended December 31, 2014.

The unrealized gain of $18,550, the unrealized losses of $2,696, and the realized gain of $6,684 are included in the Company Statements of Operations for the periods ended December 31, 2013.

(29)

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

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue of $226,950 at December 31, 2014 and December 31,2013 was transferred from Worlds, Inc.

Account receivable and payable related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses in 2013. The balance for 2014 is comprised of cash payments made by Worlds Online Inc. to pay back the balance and payment of some shared operating expenses on behalf of Worlds Inc. during the year. The balance at December 31, 2014 is a receivable due from Worlds Inc. in the amount of $9,426. The remaining balance in the account are balances due from Sigal Health and Sigal Holdings related to the transfer of all balances in the acquisition of Sigal consulting LLC. The balance due at December 31, 2013 was a payable due Worlds Inc. in the amount of $295,913. Included in the accompanying Balance Sheets at December 31, 2014 is the account receivable related party of $9,416 and for 2013 is an account payable related party in the amount of $295,913, payable to Worlds Inc. for payments made on shared expenses.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with it’s President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of Worlds Inc. common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vested on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination. The balance due Mr. Kidrin at December 31, 2014 and December 31, 2013 is $387,457 and $249,117 respectively, and are included in accrued expenses.

NOTE 11 NON-CONTROLLING INTEREST

Effective September 29, 2014, in connection with the acquisition of Sigal Consulting LLC., the Company’s percentage of ownership in MariMed Advisors, Inc., its subsidiary, decreased from 100% to 51%. The acquisition resulted in an allocation of ownership interest valued at $(41,159) to the noncontrolling shareholders.

During December 31, 2014 year ended, $201,750 net loss attributed to noncontrolling interest. On December 31, 2014 the noncontrolling interest is $242,909.

NOTE 12 LOSS ON EXTINGUISHMENT OF DEBT

During the year ended December 31, 2014, the Company issued 129,688 shares of common stock with a $29,828 fair market value to pay off the accrued expense in amount of $10,750. The $19,078 difference between the fair market value of the common stock and the balance of accrued expense was booked as loss on extinguishment of debt.

NOTE 13 – GOODWILL IMPAIRMENT LOSS

On May 19, 2014, Worlds Online Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc. (“MariMed”), a wholly owned subsidiary of the Company, Sigal Consulting LLC (“Sigal”), a Massachusetts limited liability company, and the Members of Sigal (“Sellers”). The transaction closed on September 29, 2014.. Pursuant to the Agreement, the Company acquired all of the interest in Sigal Consulting LLC through MariMed in consideration to Sellers for an aggregate amount of (i) The Company’s common stock equal to 50% of the Company’s outstanding common stock on the Closing Date; (ii) three million stock options of the Company to purchase the Company’s common stock which are exercisable over five years with various exercise price and (iii) 49% of MariMed’s outstanding common stock on the Closing Date. As a result, the Company indirectly owned 100% of Sigal Consulting LLC through its 51% ownership in MariMed.

The purchase price, which will distributed to the sellers of Sigal, consisted of 31,954,236 shares of the registrant's common stock, 3 million five-year options to purchase additional shares of the registrant's common stock at prices ranging from $0.15 - $0.35 per share and which vest over two years and 49% of MariMed's outstanding equity. The fair value of the common stock was $5,911,534 determined by the fair value of the Company’s Common Stock on the closing date, at a price of approximately $0.185 per share. The fair value of the stock options was $569,682 measured using the Black-Scholes valuation model on the grant date, assuming approximately 1.56% risk-free interest, 0% dividend yield, 311% volatility, and expected life of five years. The fair value of common stock and options for the acquisition over the book value of Signal is recorded as goodwill, which was subsequently impaired in full.

NOTE 14 - SEGMENTS

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers.

2014
	Worlds Online	MariMed	Total

Revenues	806	87,578	88,384

Cost of sales	7,300	182,865	190,165

Gross profit	$(6,494)	$(95,287)	$(101,781)

Expenses	6,811,352	508,158	7,319,510

Net (Loss)	$(6,817,846)	$(603,445)	$(7,421,291)

2013

	Worlds Online	MariMed	Total

Revenues	904	—	904

Cost of sales	26,285	—	26,285

Gross profit	$(25,381)	$—	$(25,381)

Expenses	510,226	—	510,226

Net (Loss)	$(535,607)	$—	$(535,607)

NOTE 15 – MATERIAL TRANSACTION

The Company entered into a long term lease with First State Compassion Center. The company is currently subleasing the building but has signed an Agreement of Sales with the owner. Upon First State Compassion Center securing licenses and permits for the growing and sale of medical marijuana in the state, the company will purchase the building. If the tenant is unable to secure the appropriate licenses and permits, the Agreement of Sale to purchase the building will be null and void. In addition to receiving fixed monthly rent payments, the Company will also receive as additional rent a certain percentage of the gross sales of First State with the percentage increasing as total gross sales increase.

NOTE 16 - SUBSEQUENT EVENT

On January 1, 2015, the Company issued a promissory note to First State Compassion Center Inc. in the amount of $1,100,000. The note carries a 12.5% interest rate and is due on December 31, 2019. During 2015, the note will act as a revolving credit line. Whatever the outstanding balance is eight months from the date of execution shall be fixed as the amount due and payable of the note, not to exceed $1,100,000.

First State Compassion Center is the tenant of the building which we are currently sub leasing but planning on acquiring during the year. The company entered into an Agreement of Sale to purchase the building for $1,695,000. The purchase in contingent upon the tenant securing licenses and permits for the growing and sale of medical marijuana in the state. If the tenant is unable to secure the appropriate licenses, the Agreement of Sale is null and void.

(30)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2014 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal controls over financial reporting was effective as December 31, 2014 at the reasonable assurance level.

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

(31)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin and Mr. Fireman, all of our directors are independent, based upon the definition of “independence” used by NASDAQ, even though we are not subject to such regulation.

Name	Age	Position
Thomas Kidrin	62	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	54	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	68	Director
Robert Fireman	66	Director
Edward Gildea	62	Director

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

Robert Fireman a director since our formation, is a seasoned executive in the building of technology and consumer driven companies. He brings to Worlds vast experience in the development of real time, loyalty based, stored value products and services.  Mr. Fireman was a founder and former Director and General Manager of SmartSource Direct, Inc., a subsidiary of News America Marketing (News Corp).  Mr. Fireman was responsible for the development, marketing and distribution of card-based loyalty, financial, and database products & services in retail, grocery and drug store chains encompassing over 50,000 stores throughout the U.S.  Mr. Fireman was an owner of Sigal. Mr. Fireman has been a practicing attorney for over 25 years and is the managing attorney of Fireman & Associates LLP.

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

The board of directors did not meet during 2014 but acted by written consent once during the year.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

Family Relationships

None.

Legal Proceedings

None.

(32)

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

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethics was filed  as Exhibit 14.1 to a previous annual report. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

°	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

°	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications we make

°	Compliance with applicable governmental laws, rules and regulations

°	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

°	Accountability for adherence to the code

(33)

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2014.  Except as disclosed below, we believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.  Each of our directors did not timely file one Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal period ending December 31, 2014 and 2013, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and CEO	2014	$60,577	0	0	0	0	0	$60,577
	2013	$6,731	0	0	0	0	0	$6,731
						0
Christopher Ryan VP and CFO	2014	$0	0	0	0	0	0	0
	2013	$0	0	$33,382	0	0	0	$33,382

(34)

(1) The compensation reported on the Table does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) The balance of Mr. Kidrin’s salary as per the terms of his employment agreement has been accrued.

Stock Option Grants

The following table sets forth information as of December 31, 2014 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2014

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	3,000,000	1,500,000	0	$0.01	09-30-17
Chris Ryan	0	300,000		$0.025	12-19-17

(35)

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2014 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($)

Robert Fireman	0	0	8,000	8,000
Bernard Stolar	0	0	8,000	8,000
Edward Gildea			19,999	19,999

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2014 fiscal year for the fair value of stock options granted to the named director in fiscal year 2014, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

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

Stock Option Plan

On May 31, 2011, our board of directors adopted the 2011 Stock Award and Incentive Plan which plan was presented to, and approved by, our then sole stockholder, Worlds Inc. That approval notwithstanding, we intend to present the plan to our shareholders for their ratification at our next annual meeting.  The plan provides for the issuance of up to nine million options and/or shares of restricted stock of which not more than eight million can be incentive stock options.  To date, 8,650,000 options have been issued under the plan.

Compensation Committee Interlocks and Insider Participation

All of our officers and directors currently hold the same positions with our former parent, Worlds Inc, although as described elsewhere herein it was the intent that our current non-employee directors will only serve during a transition period not to exceed an additional 24 months, although this transition period may extend until such times as we can afford to attract and retain competent replacements. Worlds Inc. does not have a compensation committee and all of its directors perform the function of a compensation committee. Similarly, we too do not have a compensation committee and all of our directors perform the functions of a compensation committee, except that Mr. Kidrin, our president and CEO, does not participate in any deliberations with respect to his compensation and physically removes himself from the presence of the other directors while they deliberate over his compensation and bonuses. Accordingly, Mr. Kidrin, who is both our president and CEO and of Worlds Inc. may be deemed to fall within the parameters of a compensation committee interlock. To address this situation, as described above, Mr. Kidrin recuses himself from all deliberations of the board with respect to his compensation.

(36)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 31, 2015, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Directors and executive officers; (ii) each person known to us who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group. The percentage of shares beneficially owned is based on there having been 31,954,236 shares of common stock outstanding as of March 31, 2015. There is an additional 31,954,236 shares that are subscribed but not yet issued at March 31, 2015. These shares are subscribed for the acquisition of the equity interest in Sigal and once issued will double the number of shares outstanding to 63,908,472.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 31, 2015

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Worlds Inc.	5,936,115(3)	18.6%
Thomas Kidrin	3,430,000(4)	10.7%
Chris Ryan	1,116,287 (5)	3.5%
Robert Fireman	300,000(6)	0.9%
Bernard Stolar	300,000(6)	0.9%
Edward Gildea	250,000(7)	0.8%
Steven Chrust	2,074,017(8)	6.5%
All directors and executive officers as a group (four persons)	5,266,599(9)	16.5%

(1) Unless stated otherwise, the business address for each person named is c/o Worlds Online Inc., 11 Royal Road, Brookline, MA  02445.

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

(37)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our audit of the annual financial statements for the years ended December 31, 2014 and 2013. Bongiovanni was retained as our auditor in May 2011. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2014		2013
	Bongiovanni		Bongiovanni

Audit Fees (1)	$13,900	(2)	$13,900 (3)
Audit-Related Fees (4)	0		0
Tax Fees (5)	9,000		9,000
All Other Fees (6)	0		0
Total Accounting Fees and Services	$22,900		$22,900

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Bongiovanni in 2014 relate to (i) the audit of our annual financial statements for the year ended December 31, 2014, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2014.

(3)	The amounts shown for Bongiovanni in 2013 relate to (i) the audit of our annual financial statements for the year ended December 31, 2013, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2013.
(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees .

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

(38)

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

(39)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 8, 2015

WORLDS ONLINE INC.

(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                                      Title                                                              Date

/s/ Thomas Kidrin                           President, Chief Executive Officer                        June 8, 2015

Thomas Kidrin                                and Director

/s/ Christopher J. Ryan                     Vice President - Finance, CFO                           June 8, 2015

Christopher J. Ryan

/s/ Bernard Stolar                              Director                                                             June 8, 2015

Bernard Stolar

/s/ Robert Fireman                             Director                                                             June 8, 2015

Robert Fireman

/s/ Edward Gildea                             Director                                                              June 8, 2015

Edward Gildea

(40)

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