Form 10-Q
period 2015-03-31
WORLDS ONLINE INC.
filed 2015-06-22
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

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

As of June 16, 2015, 31,954,236 shares of the Issuer's Common Stock were outstanding. Does not include an additional 31,954,236 shares to be issued but not yet issued.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Online Inc.

(2)

Worlds Online Inc. and its Subsidiaries
Consolidated Balance Sheets
As of March 31, 2015 and December 31, 2014
	Unaudited	Audited
	31-Mar-15	31-Dec-14
Current Assets
Cash	$105,029	$988,268
Account receivable	105,728	50,078
Due from - related party	178,019	59,486
Trading securities	4,049	3,569
Other current asset	—	500
Total Current Assets	392,826	1,101,901

Long Term Assets
Website (net of accumulated amortization)	360,000	353,333
Property, Furniture and Equipment (net of accumulated depreciation)	63,335	2,666
Building Improvements (net of accumulated depreciation)	1,347,309	—

Total Long Term Assets	1,770,644	355,999

OTHER ASSETS
Deposits	18,500	18,500
Due from third party	321,966	175,898
Total other Assets	340,466	194,398

TOTAL ASSETS	$2,503,935	$1,652,298

Current Liabilities
Account payable and accrued expenses	1,883,639	1,076,608
Due to related parties	2,159	1,930
Deferred revenue	226,950	226,950
Other payable	225,000	225,000
Total Current Liabilities	2,337,748	1,530,488

Notes Payables	2,050,000	2,050,000
Total Liabilities	$4,387,748	$3,580,488

Stockholders' (Deficit)
Common stock (Par value $0.001 authorized 100,000,000 shares, 31,954,236 and 31,954,236 common shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	$31,954	$31,954
Common stock subscribed but not yet issued	32,354	32,354
Common stock Warrants	1,165,563	1,165,563
Additional paid in Capital	6,406,740	6,056,740
Accumulated deficit	(9,166,754)	(8,971,892)
Noncontrolling interest	(353,671)	(242,909)
Total stockholders' deficit	(1,883,813)	(1,928,190)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,503,935	$1,652,298

See Notes to Condensed Financial Statements

(3)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Operations
Three Months Ended March 31, 2015 and 2014

	Unaudited	Unaudited
	31-Mar-15	31-Mar-14
Revenues
Revenue	$96,235	$222

Total	96,235	222

Cost and Expenses

Cost of revenue	108,546	2,500

Gross (Loss)	(12,310)	(2,278)

Option Expense	—	35,999
Amorization of intangible asset	6,667	—
Consulting expense	15,000	15,000
Selling, General & Admin.	99,935	36,352
Payroll and related taxes	155,194	48,125
Total expenses	276,796	135,477
Operating (loss)	(289,106)	(137,755)

Other Income (Expense):
Interest expense	(30,329)	—
Realized gain on trading securities	—	5,404
Unrealized Gain on trading securities	480	343
Total other income (expenses)	(29,849)	5,747

Net (Loss)	$(318,955)	$(132,008)
Less: Net loss attributable to noncontrolling interests	(110,762)	—
Net (loss) attributable to Worlds Online common shareholders	(208,194)	(132,008)
Weighted Average Loss per share (basic and fully diluted)	$(0.01)	$(0.00)
Weighted Average Common Shares Outstanding	31,954,236	31,824,548

See Notes to Condensed Financial Statements

(4)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015and 2014

	Unaudited	Unaudited
	31-Mar-15	31-Mar-14
Cash flows from operating activities:
Net (loss)	$(208,194)	$(132,008)
Net loss attributable to noncontrolling interest	(110,762)	—

Adjustments to reconcile net (loss) to net cash (used in) operating activities

Amorization of intangible asset	6,667	—
Realized gain on trading securities	—	(5,404)
Unrealized gain on trading securities	(480)	(343)
Fair value of stock options issued to Directors	—	35,999
Changes in operating assets and liabilities
Accounts receivable	(55,650)	—
Due from related party	(118,533)	—
Other current assets	500	—
Due from third party	(146,068)	—
Accounts payable and accrued expenses	807,030	86,496
Accounts payable related party	—	(8,933)
Net cash (used in) operating activities:	174,511	(24,192)

Cash flows from investing activities:
Cash used for trading securities
Proceeds from sales of trading securities	—	23,004
Purchase of fixed assets	(1,407,978)	—
Net cash provided by investing activities:	(1,407,978)	23,004

Cash flows from financing activities:
Proceeds from due to related parties	229	—
Proceeds from Mia Dev Class A shares	350,000	—
Net cash provided by financing activities	350,229	—

Net (decrease) in cash and cash equivalents	(883,238)	(1,188)

Cash and cash equivalents beginning of period	988,268	8,538

Cash and cash equivalents end of period	$105,029	$7,350

Non-cash financing activities:
Common stock issued for accrued expense	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Financial Statements

(5)

Worlds Online Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2015 and 2014

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

Trading Securities

Trading securities are common stock in publicly traded companies, one that was received as compensation for performing consulting services. The other was purchased as an investment. The carrying value of the investments is the market price of the shares at March 31, 2015 and December 31, 2014. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying statements of operations.

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

(6)

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

(7)

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

(8)

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of March 31, 2015, there were 8,650,000 options whose effect is anti-dilutive and not included in diluted net loss per share at March 31, 2015. The options may dilute future earnings per share.

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

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel. The Company is also subject to risks arising from it’s medical marijuana related business inasmuch as marijuana is still a federally prohibited substance.

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

(9)

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

NOTE 3 - USE OF EQUITY AS COMPENSATION

In the past the Company has issued shares of common stock as payment for services rendered. No shares were issued during the three months ended March 31, 2015.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, no services were provided. The deferred revenue balance is $226,950.

NOTE 5- PROPERTY AND EQUIPMENT

During the three months ended March 31, 2015 the Company purchased $1,407,978 in building improvements and equipment. All purchases were related to our MariMed subsidiary. There was $2,666 in property and equipment on the balance sheet at December 31, 2014.

NOTE 6 – STOCK OPTIONS

There were no stock options issued during the three months ended March 31, 2015.

During the three months ended March 31, 2014, the Company issued 450,000 stock options to Directors of the Company. The Company issued 100,000 shares to each of the Company’s independent directors, Bernard Stolar, Robert Fireman and Edward Gildea for serving as a Director in 2014. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.08 per share per each individual option. The options expire on January 2, 2019. The Company issued an additional 150,000 shares to the new Director, Edward Gildea, for joining the board during the quarter. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options.

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

During the three months ended March 31, 2015, no stock options or warrants were exercised.

Stock options outstanding and exercisable as of March 31, 2015 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.08	450,000	3.75
$0.025	200,000	2.75
$0.025	500,000	2.72
$0.01	4,500,000	2.42
$0.15	1,000,000	4.14
$0.25	1,000,000	4.14
$0.35	1,000,000	4.14
	8,650,000
Exercisable
$0.08	450,000	3.75
$0.025	200,000	2.75
$0.025	500,000	2.72
$0.01	4,500,000	2.42
$0.15	1,000,000	4.14
	6,650,000

(10)

NOTE 7 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Gain/(Loss)
Paid, Inc.	$13,200	$4,049	$(9,151)
Global Links Corp.	$381	$0	$(381)

Fair market measurement at March 31, 2015 was computed using quoted prices in an active market for identified assets, (level 1). The shares were obtained as compensation for performing consulting services.

There was an unrealized gain of $480 for the three months ended March 31, 2015.

During the three months ended March 31, 2014 the Company sold 100,000 shares of marketable equity securities for a gain of $5,404. There was an unrealized gain of $343 for the three months ended March 31, 2014.

(11)

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

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue of $226,950 at March 31, 2015 and December 31, 2014 was transferred from Worlds, Inc.

Due from related party is comprised of cash payments made by Worlds Online Inc. on behalf of Worlds Inc. for shared operating expenses in 2015. The balance at March 31, 2015 is a receivable due from Worlds Inc. in the amount of $66,190. The remaining balance in the account are balances due from Sigal Health and Sigal Holdings related to the transfer of all balances in the acquisition of Sigal consulting LLC. Included in the accompanying Balance Sheets at March 31, 2015 is the account due from related party of $178,019 and for December 31, 2014, of $59,486.

NOTE 9 – Commitments and Contingencies

The Company is committed to an employment agreement with it’s President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of Worlds Online Inc. common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vest on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination. The balance due Mr. Kidrin at March 31, 2015 is $440,395 and is included in accrued expenses.

NOTE 10 - NON-CONTROLLING INTEREST

Effective September 29, 2014, in connection with the acquisition of Sigal Consulting LLC., the Company’s percentage of ownership in MariMed Advisors, Inc., its subsidiary, decreased from 100% to 51%. The acquisition resulted in an allocation of ownership interest valued at $(41,159) to the noncontrolling shareholders.

During the three months ended March 31, 2015, $110,762 net loss attributed to noncontrolling interest. On December 31, 2014 the noncontrolling interest is $242,909.

NOTE 11 – GOODWILL IMPAIRMENT LOSS

On May 19, 2014, Worlds Online Inc. entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc., a wholly owned subsidiary of the Company, Sigal Consulting LLC, a Massachusetts limited liability company, and the Members of Sigal. The transaction closed on September 29, 2014.. Pursuant to the Agreement, the Company acquired all of the interest in Sigal Consulting LLC through MariMed in consideration to Sellers for an aggregate amount of (i) the Company’s common stock equal to 50% of the Company’s outstanding common stock on the closing date; (ii) three million stock options of the Company to purchase the Company’s common stock which are exercisable over five years with various exercise price, and (iii) 49% of MariMed’s outstanding common stock on the closing date. As a result, the Company indirectly owned 100% of Sigal Consulting LLC through its 51% ownership in MariMed.

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

NOTE 12 - SEGMENTS

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers.

2015
	Worlds Online	MariMed	Total

Revenues	503	96,212	96,715

Cost of sales	0	108,546	108,546

Gross profit	$503	$(12,334)	$(11,831)

Expenses	113,163	193,962	307,125

Net (Loss)	$(112,660)	$(206,295)	$(318,955)

2014

	Worlds Online	MariMed	Total

Revenues	5,969	—	5,969

Cost of sales	2,500	—	2,500

Gross profit	$3,469	$—	$3,469

Expenses	135,477	—	135,477

Net (Loss)	$(132,008)	$—	$(132,008)

NOTE 13 – MATERIAL TRANSACTION

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

In January of 2015, the Company issued a promissory note to First State Compassion Center Inc. in the amount of $1,100,000. The note carries a 12.5% interest rate and is due on December 31, 2019. During 2015, the note will act as a revolving credit line. Whatever the outstanding balance is eight months from the date of execution shall be fixed as the amount due and payable of the note, not to exceed $1,100,000.

In January and February of 2015, the Company issued 7,000 shares of Class A units for $350,000 in it’s wholly owned subsidiary Mia Development. The shares represent less than a 2% ownership stake in Mia Development.

NOTE 14 - SUBSEQUENT EVENT

In April 2015, MariMed issued $775,000 in promissory notes. The notes mature on September 1, 2015 and carry a ten percent interest rate.

(12)

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

Sites using our technology allow numerous simultaneous visitors to enter, navigate and share interactive "worlds". Our 3D Internet sites are designed to promote frequent, repeat and prolonged visitation by users by providing them with unique online communities featuring dynamic graphics, highly useful and entertaining information content, and interactive capabilities. We believe that our sites will be highly attractive to advertisers because they offer access to demographic-specific user bases comprised of people that visit the site frequently and stay for relatively long periods of time.

We were formed on January 25, 2011 and effective May 16, 2011 Worlds Inc. (formerly known as Worlds.com Inc.) transferred to us a substantial portion of its operational assets and granted us a world-wide license to its existing, and future, 3-D related patent portfolio. Accordingly, we have only had operations of our own since May 16, 2011. Our fiscal year ends on December 31.

On May 19, 2014, Worlds Online Inc. entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc., a wholly owned subsidiary of the Company, Sigal Consulting LLC, a Massachusetts limited liability company, and the Members of Sigal (“Sellers”). The transaction closed on September 29, 2014. Pursuant to the Agreement, the Company acquired all of the interest in Sigal Consulting LLC through MariMed in consideration to Sellers for an aggregate amount of (i) the Company’s common stock equal to 50% of the Company’s outstanding common stock on the closing date; (ii) three million stock options of the Company to purchase the Company’s common stock which are exercisable over five years with various exercise prices and (iii) 49% of MariMed’s outstanding common stock. As a result, the Company indirectly owns 100% of Sigal Consulting LLC through its 51% ownership in MariMed.

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

(13)

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

VIP revenues are funds, typically $2 - $6 per month, charged to users for either an enhanced avatar with additional virtual clothes and virtual goods or access to VIP only areas of the virtual World. To illustrate, in the creation of Aerosmith World, only VIP members have access to Steven Tyler’s studio and his secret world, providing VIP members a greater opportunity to meet Mr.Tyler when he is online as well as mingle with other VIP guests and watch Aerosmith music videos in the VIP media lounge.

Our financial statements currently reflect an entry called “deferred revenue”. This is specific to the conversion of a note Worlds Inc. issued to Pearson PLC in 1996 in the initial face amount of $1,263,900. Pearson has agreed to forgive 50% of the note and convert the balance of the note into deferred revenue for products and services. developed for Pearson in the form of virtual worlds for training and distant learning. Each product developed for Pearson has been reviewed and accepted by a senior Pearson executive as part of an ongoing internal sales and capabilities program between various divisions within Pearson. As part of the Spin-off we assumed this obligation and intend to continue to pay down the debt by providing additional products and services.

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

(14)

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2015 and 2014 were $96,235 and $222, respectively. The revenue in 2015 is from sub leasing contracts with a medical marijuana company, and consulting contracts through our subsidiary MariMed and VIP subscriptions to Worlds Online’s Worlds 3-D chat service. The revenue in 2014 is from our Worlds 3-D chat service only.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Revenue increased by $96,013, to $96,235 for the three months ended March 31, 2015 from $222 in the prior year. The increase in revenue in 2015 is from sub leasing contracts with a medical marijuana company, and consulting contracts through our subsidiary MariMed. The revenue in 2014 is from our Worlds 3-D chat service only.

Cost of revenues for the three months ended March 31, 2015 increased by $106,046 to $108,546 from $2,500 in the prior year. Cost of revenue includes costs related to the sub lease and consulting contracts signed by MariMed and software development and hosting fees related to providing the 3-D chat services. The increase is due to the MariMed business which did not exist in the prior year

Selling general and administrative (SG&A) for the three months ended March 31, 2015 increased by $63,583 to $99,935 from $36,352 in the prior year. Increase is due to the addition of MariMed. Consulting expense was $15,000 for the three months ended March 31, 2015 and 2014.

Payroll and related taxes for the three months ended March 31, 2015 increased by $107,069 to $155,194 from $48,125. The increase is due to the addition of the MariMed business and the 4 employees that work there and the ten percent increase in the CEO’s salary based upon his employment agreement with the Company.

We had interest expense of $30,329 for the three months ended March 31, 2015 compared to $0 for 2014. Interest expense is related to the convertibale notes that we signed in the fourth quarter of last year.

Other expenses include options expense to directors of $35,999 for the three months ended March 31, 2014 compared to $0 for the three months ended March 31, 2015.  Decrease is due to the Directors not receiving their options yet for 2015 service whereby last year the options were granted in the quarter ending March 31, 2014.

We had an unrealized gain on trading securities of $480 during the three months ended March 31, 2015, compared to an unrealized gain on trading securities of $343 for the three months ended march 31, 2014. We had a realized gain on trading securities of $5,404 in the three months ended March 31, 2014 compared to $0 in 2015.

As a result of the foregoing, for the three months ended March 31, 2015, we realized a net loss of $318,955 compared to a loss of $132,008 for the three months ended March 31, 2014. $110,762 of the loss for the three months ended March 31, 2015 is attributable to non controlling interests.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $105,029 at March 31, 2015. We had capital expenditures of $1,407,978 in the three months ending March 31, 2015 compared to $0 for the period ended in 2014.

We were unable to raise capital during the three months ended March 31, 2015.  In the year ended December 31, 2014, we raised $2,050,000 from issuing convertible notes payables. Additional funds will need to be raised in order for us to move forward with the MariMed business plans. No assurances can be given that we will be able to raise any additional funds.

(15)

Item 4. Controls And Procedures

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

On May 27, 2015 we were informed that Bungie, Inc. is challenging the validity of several of the patents for which the Company has a perpetual world-wide license, which allows the Company to sublicense the software. The Company will respond to the filing after review with counsel.

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

Date: June 19, 2015

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