Form 10-Q
period 2015-06-30
WORLDS ONLINE INC.
filed 2015-08-19
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015

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

As of August 3, 2015, 31,954,236 shares of the Issuer's Common Stock were outstanding. Does not include an additional 31,954,236 shares to be issued but not yet issued.

(1)

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Online Inc.

(2)

Worlds Online Inc. and its Subsidiaries
Consolidated Balance Sheets
As of June 30, 2015 and December 31, 2014
	Unaudited	Audited
	30-Jun-15	31-Dec-14
Current Assets
Cash	$41,782	$988,268
Account receivable	155,806	50,078
Due from - related party	69,329	59,486
Trading securities	3,674	3,569
Other current asset	—	500
Total Current Assets	270,592	1,101,901
Long Term Assets
Website (net of accumulated amortization)	340,000	353,333
Property, Furniture and Equipment (net of accumulated depreciation)	145,086	2,666
Building Improvements (net of accumulated depreciation)	2,097,017	—
Land	67,988	—
Total Long Term Assets	2,650,092	355,999
OTHER ASSETS
Deposits	51,551	18,500
Investment in third party	77,500	—
Due from third party	469,824	175,898
Total other Assets	598,875	194,398
TOTAL ASSETS	$3,519,559	$1,652,298
Current Liabilities
Account payable and accrued expenses	1,547,688	1,076,608
Due to related parties	175,388	1,930
Deferred revenue	226,950	226,950
Other payable	225,000	225,000
Total Current Liabilities	2,175,026	1,530,488
Notes Payables	3,575,000	2,050,000
Total Liabilities	$5,750,026	$3,580,488
Stockholders' (Deficit)
Common stock (Par value $0.001 authorized 100,000,000 shares, 31,954,236 and 31,954,236 common shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	$31,954	$31,954
Common stock subscribed but not yet issued	32,354	32,354
Common stock Warrants	1,165,563	1,165,563
Additional paid in Capital	6,484,560	6,056,740
Accumulated deficit	(9,517,043)	(8,971,892)
Noncontrolling interest	(427,857)	(242,909)
Total stockholders' deficit	(2,230,468)	(1,928,190)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,519,559	$1,652,298

See Notes to Condensed Financial Statements

(3)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Operations
Six and Three Months Ended June 30, 2015 and 2014
	Six Months Ended		Three Months Ended
	Unaudited		Unaudited
	30-Jun-15	30-Jun-14	30-Jun-15	30-Jun-14
Revenues
Revenue	$150,747	$444	$54,512		$222
Total	150,747	444	54,512		222
Cost and Expenses
Cost of revenue	141,560	4,900	33,014		2,400
Gross (Loss)	9,187	(4,456)	21,497		(2,178)
Option Expense	77,820	35,999	77,820		—
Amorization of intangible asset	13,333	—	6,667		—
Consulting expense	30,000	30,000	15,000		15,000
Selling, General & Admin.	218,950	69,302	119,015		32,950
Payroll and related taxes	330,481	96,250	175,287		48,125
Total expenses	670,585	231,551	393,789		96,076
Operating (loss)	(661,398)	(236,007)	(372,292)		(98,254)
Other Income (Expense):
Interest expense	(73,911)	(1,299)	(43,582)		(1,299)
Interest income	5,106	—	5,106		—
Loss on extinguishment of Debt	—	(19,078)	—		(19,078)
Realized loss on trading securities	—	—	—		—
Realized gain on trading securities	—	5,404	—		—
Unrealized loss on trading securities	(375)	(6,208)	(375)		(6,551)
Unrealized Gain on trading securities	480	—	—		—
Total other income (expenses)	(68,701)	(21,181)	(38,852)		(26,928)
Net (Loss)	$(730,099)	$(257,188)	$(411,143)		$(125,182)
Less: Net loss attributable to noncontrolling interests	(184,948)	—	(74,187)		—
Net (loss) attributable to Worlds Online common shareholders	(545,150)	(257,188)	(336,957)		(125,182)
Weighted Average Loss per share (basic and fully diluted)	$(0.02)	$(0.01)	$(0.01)	$	**
Weighted Average Common Shares Outstanding	31,954,236	31,844,610	31,954,236		31,864,452
**=less than $0.01

See Notes to Condensed Financial Statements

(4)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015 and 2014
	Unaudited	Unaudited
	30-Jun-15	30-Jun-14
Cash flows from operating activities:
Net (loss)	$(545,150)	$(257,188)
Net loss attributable to noncontrolling interest	(184,948)	—

Adjustments to reconcile net (loss) to net cash (used in) operating activities

Loss on extinguishment of Debt	—	19,078
Amorization of intangible asset	13,333	—
Realized gain on trading securities	—	(5,404)
Unrealized loss on trading securities	375	6,208
Unrealized gain on trading securities	(480)	—
Fair value of stock options issued	77,820	35,999
Changes in operating assets and liabilities
Accounts receivable	(105,728)	—
Due from related party	(9,843)	—
Other current assets	500	—
Due from third party	(293,926)	—
Deposits	(33,051)	—
Accounts payable and accrued expenses	471,081	173,701
Accounts payable related party	173,458	(95,783)
Net cash (used in) operating activities:	(436,559)	(123,389)

Cash flows from investing activities:
Cash used for trading securities
Proceeds from sales of trading securities	—	23,004
Investment in third party	(77,500)	—
Purchase of fixed assets	(2,307,426)	—
Net cash provided by investing activities:	(2,384,926)	23,004

Cash flows from financing activities:
Proceeds from due to related parties	—	—
Proceeds from notes payable	1,525,000	450,000
Proceeds from Mia Dev Class A shares	350,000	—
Net cash provided by financing activities	1,875,000	450,000

Net (decrease) in cash and cash equivalents	(946,485)	349,615

Cash and cash equivalents beginning of period	988,268	8,538

Cash and cash equivalents end of period	$41,782	$358,153

Non-cash financing activities:
Common stock issued for accrued expense	$—	29,958

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Financial Statements

(5)

Worlds Online Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2015 and 2014

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

On May 19, 2014, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc. (“MariMed”), a wholly owned subsidiary of the Company, Sigal Consulting LLC (“Sigal”), a Massachusetts limited liability company, and the Members of Sigal (“Sellers”). The transaction closed on September 29, 2014. Pursuant to the Agreement, the Company acquired all of the interest in Sigal through MariMed in consideration to Sellers for an aggregate amount of (i) the Company’s common stock equal to 50% of the Company’s outstanding common stock on the Closing Date; (ii) three million stock options of the Company to purchase the Company’s common stock which are exercisable over five years with various exercise prices and (iii) 49% of MariMed’s outstanding common stock. As a result, the Company indirectly owns 100% of Sigal through its 51% ownership in MariMed.

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

Trading Securities

Trading securities are common stock in publicly traded companies, one that was received as compensation for performing consulting services. The other was purchased as an investment. The carrying value of the investments is the market price of the shares at June 30, 2015 and December 31, 2014. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying statements of operations.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of June 30, 2015, there were 9,250,000 options whose effect is anti-dilutive and not included in diluted net loss per share at June 30, 2015. The options may dilute future earnings per share.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period ended June 30, 2015.

Acquisition

On September 29, 2014 the registrant's wholly-owned subsidiary, MariMed, acquired all of the outstanding equity interests of Sigal from its members, The purchase price, which will distributed to the sellers of Sigal, consisted of 31,954,236 shares of the Company's common stock, 3 million five-year options to purchase additional shares of the registrant's common stock at prices ranging from $0.15 - $0.35 per share and which vest over two years and 49% of MariMed's outstanding equity. The fair value of the common stock issued was $5,911,534 determined by the fair value of the Company’s Common Stock on the closing date, at a price of approximately $0.185 per share. The fair value of the stock options was $569,682 measured using the Black-Scholes valuation model on the grant date, assuming approximately 1.56% risk-free interest, 0% dividend yield, 311% volatility, and expected life of five years. The fair value of common stock issued and options granted for acquisition over the book value of Signal is recorded as goodwill, which was subsequently impaired in full. One of the owners of Sigal, Robert Fireman, is a director of the Company.

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

(9)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had only minimal revenues from operations, has a negative working capital, has a negative stockholders deficit and negative cash flows from operations. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to fully implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will likely have a material adverse effect on the Company, including possibly requiring the Company to reduce and/or cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - USE OF EQUITY AS COMPENSATION

In the past the Company has issued shares of common stock as payment for services rendered. No shares were issued during the six months ended June 30, 2015.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, no services were provided. The deferred revenue balance is $226,950.

NOTE 5- PROPERTY AND EQUIPMENT

During the six months ended June 30, 2015 the Company purchased $2,307,426 in building improvements, land and equipment. All purchases were related to our MariMed subsidiary. There was $2,666 in property and equipment on the balance sheet at December 31, 2014. The Company purchases buildings and equipment which they sublease to entities that have licenses to grow and sell marijuana for medical purposes.

NOTE 6 – STOCK OPTIONS

During the six months ended June 30, 2015, the Company issued 300,000 options to the Company’s directors. The directors, Bernard Stolar, Robert Fireman and Edward Gildea each received 100,000 options for serving as board members in 2015. An additional 300,000 options were issued to Christopher Ryan the Chief Financial Officer of the Company. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.13 per share per each individual option. The stock options to the Company’s Chief Financial Officer allow for the purchase of 300,000 shares of the Company’s common stock at $0.13 per share per each individual option. The options expire on June 29, 2020.

During the six months ended June 30, 2015, the Company recorded an option expense of $77,820 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.63% risk-free interest, 0% dividend yield, 175% volatility, and expected life of 5 years.

No stock options were exercised during the six months ended June 30, 2015.

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

During the six months ended June 30, 2015, no stock options or warrants were exercised.

Stock options outstanding and exercisable as of June 30, 2015 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.08	450,000	3.50
$0.025	200,000	2.50
$0.025	500,000	2.47
$0.01	4,500,000	2.17
$0.13	600,000	5.00
$0.15	1,000,000	3.89
$0.25	1,000,000	3.89
$0.35	1,000,000	3.89
	9,250,000
Exercisable
$0.08	450,000	3.50
$0.025	200,000	2.50
$0.025	500,000	2.47
$0.01	4,500,000	2.17
$0.15	1,000,000	3.89
	6,650,000

(10)

NOTE 7 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Gain/(Loss)
Paid, Inc.	$13,200	$3,570	$(9,525)
Global Links Corp.	$381	$0	$(381)

Fair market measurement at June 30, 2015 was computed using quoted prices in an active market for identified assets, (level 1). The shares were obtained as compensation for performing consulting services.

There was an unrealized gain of $480 for the six months ended June 30, 2015 and an unrealized loss of $375 for the six months ended June 30, 2015.

During the six months ended June 30, 2014 the Company sold 100,000 shares of marketable equity securities for a gain of $5,404. There was an unrealized loss of $6,208 for the six months ended June 30, 2014.

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

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue of $226,950 at June 30, 2015 and December 31, 2014 was transferred from Worlds, Inc.

Due from related party is comprised of cash payments made by the Company on behalf of Worlds Inc. for shared operating expenses in 2015. The balance at June 30, 2015 is a receivable due from Worlds Inc. in the amount of $45,984. The remaining balance in the account are balances due from Sigal Health and Sigal Holdings related to the transfer of all balances in the acquisition of Sigal Consulting LLC. Included in the accompanying Balance Sheets at June 30, 2015 is the account due from related party of $69,329 and for December 31, 2014, of $59,486.

NOTE 9 – Commitments and Contingencies

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of the Company’s common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vested on August 30, 2013 and the balance vested on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination under certain circumstances. The balance due Mr. Kidrin at June 30, 2015 is $486,332 and is included in accrued expenses.

(11)

NOTE 10 - NON-CONTROLLING INTEREST

Effective September 29, 2014, in connection with the acquisition of Sigal Consulting LLC., the Company’s percentage of ownership in MariMed Advisors, Inc., its subsidiary, decreased from 100% to 51%. The acquisition resulted in an allocation of ownership interest valued at $(41,159) to the noncontrolling shareholders.

During the six months ended June 30, 2015, $184,948 net loss attributed to noncontrolling interest. On December 31, 2014 the noncontrolling interest is $(242,909).

NOTE 11 – GOODWILL IMPAIRMENT LOSS

On May 19, 2014, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed, Sigal, and the Members of Sigal. The transaction closed on September 29, 2014.. Pursuant to the Agreement, the Company acquired all of the interest in Sigal Consulting LLC through MariMed in consideration to Sellers for an aggregate amount of (i) the Company’s common stock equal to 50% of the Company’s outstanding common stock on the closing date; (ii) three million stock options of the Company to purchase the Company’s common stock which are exercisable over five years with various exercise price, and (iii) 49% of MariMed’s outstanding common stock on the closing date. As a result, the Company indirectly owned 100% of Sigal through its 51% ownership in MariMed.

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

NOTE 12 – SEGMENTS

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers.

2015
	Worlds Online	MariMed	Total

Revenues	693	150,054	150,747

Cost of sales	6,400	135,160	141,560

Gross profit/(Loss)	$(5,707)	$14,894	$9,187

Expenses	346,923	392,363	739,286

Net (Loss)	$(352,630)	$(377,469)	$(730,099)

2014
	Worlds Online	MariMed	Total

Revenues	444	—	444

Cost of sales	4,900	—	4,900

Gross (loss)	$(4,456)	$—	$(4,456)

Expenses	252,732	—	252,732

Net (Loss)	$(257,188)	$—	$(257,188)

(12)

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

In January and February of 2015, the Company issued 7,000 shares of Class A units for $350,000 in its wholly owned subsidiary, Mia Development. The shares represent less than a 2% ownership stake in Mia Development. As part of the operating agreement, the Class A members will receive seventy percent of the operating cash flow until they receive 100% of their investment back.

NOTE 14 – NOTES PAYABLE

During the six months ended June 30, 2015, MariMed issued $1,525,000 in promissory notes. The notes mature between July 15, 2015 and January 7, 2016 and carry a ten percent interest rate. One promissory note in the amount of $100,000 carries a sixteen percent interest rate.

(13)

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

On May 19, 2014, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc., a wholly owned subsidiary of the Company, Sigal Consulting LLC, a Massachusetts limited liability company, and the Members of Sigal (“Sellers”). The transaction closed on September 29, 2014. Pursuant to the Agreement, the Company acquired all of the interest in Sigal through MariMed in consideration to Sellers for an aggregate amount of (i) the Company’s common stock equal to 50% of the Company’s outstanding common stock on the closing date; (ii) three million stock options of the Company to purchase the Company’s common stock which are exercisable over five years with various exercise prices and (iii) 49% of MariMed’s outstanding common stock. As a result, the Company indirectly owns 100% of Sigal through its 51% ownership in MariMed.

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

(14)

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

Expenses

We classify our expenses into two broad groups:

o cost of revenues; and

o selling, general and administration.

Liquidity and Capital Resources

MariMed raised $1.525 million during the six months ended June 30, 2015 to fund business operations.

We raised $2.05 million dollars during the year ended December 31, 2014 in order to fund MariMed’s business operations.  We expect to continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available.

(15)

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2015 and 2014 were $54,512 and $222, respectively. The revenue in 2015 is from sub leasing contracts with a medical marijuana company, and consulting contracts through our subsidiary MariMed and VIP subscriptions to Worlds Online’s Worlds 3-D chat service. The revenue in 2014 is from our Worlds 3-D chat service only.

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenue increased by $54,290, to $54,512 for the three months ended June 30, 2015 from $222 in the prior year. The increase in revenue in 2015 is from sub leasing contracts with a medical marijuana company, and consulting contracts through our subsidiary MariMed. The revenue in 2014 is from our Worlds 3-D chat service only.

Cost of revenues for the three months ended June 30, 2015 increased by $30,601 to $33,014 from $2,400 in the prior year. Cost of revenue includes costs related to the sub lease and consulting contracts signed by MariMed and software development and hosting fees related to providing the 3-D chat services. The increase is due to the MariMed business which did not exist in the prior year

Selling general and administrative (SG&A) for the three months ended June 30, 2015 increased by $86,065 to $119,015 from $32,950 in the prior year. Increase is due to the addition of MariMed. Consulting expense was $15,000 for the three months ended June 30, 2015 and 2014.

Payroll and related taxes for the three months ended June 30, 2015 increased by $127,162 to $175,287 from $48,125. The increase is due to the addition of the MariMed business and the 4 employees that work there and the ten percent increase in the CEO’s salary based upon his employment agreement with the Company.

We had interest expense of $43,582 for the three months ended June 30, 2015 compared to $1,299 for 2014. Interest expense is related to the convertibale notes that we signed in the fourth quarter of last year.

Other expenses include options expense to directors of $77,820 for the three months ended June 30, 2014 compared to $0 for the three months ended June 30, 2015. Increase is due to the Directors receiving their options during the first quarter of 2014. Last year whereby this year the the options were granted in the second quarter ended June 30, 2015.

We had an unrealized gain on trading securities of $375 during the three months ended June 30, 2015, compared to an unrealized gain on trading securities of $6,551 for the three months ended June 30, 2014. We had a loss on extinguishment of debt of $19,078 in the three months ended June 30, 2014 compared to $0 in 2015.

As a result of the foregoing, for the three months ended June 30, 2015, we realized a net loss of $411,143 compared to a loss of $125,182 for the three months ended June 30, 2014. $74,187 of the loss for the three months ended June 30, 2015 is attributable to non controlling interests.

(16)

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenue increased by $150,303, to $150,747 for the six months ended June 30, 2015 from $444 in the prior year. The increase in revenue in 2015 is from consulting contracts and a sub leasing contract with a medical marijuana company through our subsidiary MariMed. The revenue in 2014 is from our Worlds 3-D chat service only.

Cost of revenues for the six months ended June 30, 2015 increased by $136,660 to $141,560 from $4,900 in the prior year. Cost of revenue includes costs related to the sub lease and consulting contracts signed by MariMed and software development and hosting fees related to providing the 3-D chat services. The increase is due to the MariMed business which did not exist in the prior year

Selling general and administrative (SG&A) for the six months ended June 30, 2015 increased by $149,648 to $218,950 from $69,302 in the prior year. Increase is due to the addition of MariMed. Consulting expense was $30,000 for the six months ended June 30, 2015 and 2014.

Payroll and related taxes for the six months ended June 30, 2015 increased by $234,231 to $330,481 from $96,250. The increase is due to the addition of the MariMed business and the 4 employees that work there and the ten percent increase in the CEO’s salary based upon his employment agreement with the Company.

We had interest expense of $73,911 for the six months ended June 30, 2015 compared to $1,299 for 2014. Interest expense increased due to the convertible notes that we signed in the fourth quarter of last year and the notes signed during the six months ended June 30, 2015. We had interest income of $5,106 in the six months ended June 30, 2015 compared to $0 last year.

Other expenses include options expense to directors and an officer of the Company of $77,820 for the six months ended June 30, 2015 compared to $35,999 for the six months ended June 30, 2014.  Increase is due to an officer of the Company receiving options in addition to the Directors in 2015 compared to only Directors receiving their options in 2014.

We had an unrealized gain on trading securities of $480 in the six months ended June 30, 2015 compared to $0 last year. We had an unrealized loss on trading securities of $375 during the six months ended June 30, 2015, compared to an unrealized loss on trading securities of $6,208 for the six months ended June 30, 2014. We had a loss on extinguishment of debt of $19,078 in the six months ended June 30, 2014 compared to $0 in 2015.

As a result of the foregoing, for the six months ended June 30, 2015, we realized a net loss of $730,099 compared to a loss of $257,188 for the six months ended June 30, 2014. $184,948 of the loss for the six months ended June 30, 2015 is attributable to non controlling interests.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $41,782 at June 30, 2015. We had capital expenditures of $2,307,426 in the six months ending June 30, 2015 compared to $0 for the period ended in 2014.

MariMed raised $1,525,000 from issuing notes during the six months ended June 30, 2015.  In the year ended December 31, 2014, we raised $2,050,000 from issuing convertible notes payables. Additional funds will need to be raised in order for us to move forward with the MariMed business plans. No assurances can be given that we will be able to raise any additional funds.

(17)

Item 4. Controls And Procedures

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(18)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

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

(19)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 19, 2015

WORLDS ONLINE INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(20)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement requires by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(21)