Form 10-Q
period 2015-09-30
WORLDS ONLINE INC.
filed 2015-11-16
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015

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

As of October 21, 2015, 32,120,446 shares of the Issuer's Common Stock were outstanding. Does not include an additional 31,954,236 shares to be issued but not yet issued.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Online Inc.

(1)

Worlds Online Inc. and its Subsidiaries
Consolidated Balance Sheets
As of September 30, 2015 and December 31, 2014
	Unaudited	Audited
	30-Sep-15	31-Dec-14
Current Assets
Cash	$337,489	$988,268
Account receivable	311,827	50,078
Due from - related party	154,625	59,486
Trading securities	336	3,569
Other current asset	—	500
Total Current Assets	804,277	1,101,901

Long Term Assets
Website (net of accumulated amortization)	333,334	353,333
Property, Furniture and Equipment (net of accumulated depreciation)	198,120	2,666
Building Improvements (net of accumulated depreciation)	2,196,027	—
Land and improvements	108,768	—

Total Long Term Assets	2,836,249	355,999

OTHER ASSETS
Deposits	38,225	18,500
Investment in third party	77,500	—
Due from third party	497,823	175,898
Total other Assets	613,548	194,398

TOTAL ASSETS	$4,254,074	$1,652,298

Current Liabilities
Account payable and accrued expenses	1,533,473	1,076,608
Due to related parties	505,163	1,930
Deferred revenue	226,950	226,950
Other payable	225,000	225,000
Total Current Liabilities	2,490,586	1,530,488

Notes Payables	3,475,000	2,050,000
Total Liabilities	$5,965,586	$3,580,488

Stockholders' (Deficit)
Common stock (Par value $0.001 authorized 100,000,000 shares, 32,120,446 and 31,954,236 common shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	$32,120	$31,954
Common stock subscribed but not yet issued	32,354	32,354
Common stock Warrants	1,165,563	1,165,563
Additional paid in Capital	7,060,241	6,056,740
Accumulated deficit	(9,635,206)	(8,971,892)
Noncontrolling interest	(366,584)	(242,909)
Total stockholders' deficit	(1,711,512)	(1,928,190)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,254,074	$1,652,298

See Notes to Condensed Financial Statements

(2)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Operations
Nine and Three Months Ended September 30, 2015 and 2014
	Nine Months Ended		Three Months Ended
	Unaudited		Unaudited
	30-Sep-15	30-Sep-14	30-Sep-15		30-Sep-14
Revenues
Revenue	$543,580	$677		$392,833	$233
Total	543,580	677		392,833	233

Cost and Expenses

Cost of revenue	254,849	7,300		113,289	2,400

Gross (Loss)	288,731	(6,623)		279,544	(2,167)

Option Expense	77,820	35,999		—	—
Amorization of intangible asset	20,000	—		6,667	—
Consulting expense	45,000	45,000		15,000	15,000
Selling, General & Admin.	330,659	100,143		111,709	30,841
Payroll and related taxes	470,370	144,375		139,889	48,125
Total expenses	943,850	325,517		273,265	93,966
Operating income/ (loss)	(655,118)	(332,140)		6,280	(96,133)

Other Income (Expense):
Interest expense	(131,185)	(25,315)		(57,274)	(24,016)
Interest income	5,106	—		—	—
Loss on extinguishment of Debt	—	(19,078)		—	—
Loss on conversion of payable to common stock	(2,556)	—		(2,556)	—
Realized gain on trading securities	—	5,404		—	—
Unrealized loss on trading securities	(3,713)	(8,332)		(3,338)	(2,124)
Unrealized Gain on trading securities	480	—		—	—
Goodwill impariment loss	—	(6,515,990)		—	(6,515,990)
Total other income (expenses)	(131,869)	(6,563,312)		(63,168)	(6,542,130)

Net (Loss)	$(786,987)	$(6,895,452)		$(56,889)	$(6,638,263)
Less: Net income/(loss) attributable to noncontrolling interests	(123,674)	(3,192,835)		61,275	(3,192,835)
Net (loss) attributable to Worlds Online common shareholders	(663,314)	(3,702,617)		(118,163)	(3,445,428)
Weighted Average Loss per share (basic and fully diluted)	$(0.02)	$(0.12)	$	**	$(0.11)
Weighted Average Common Shares Outstanding	31,976,154	31,881,554		32,019,275	31,954,236
**=less than $0.01

See Notes to Condensed Financial Statements

(3)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015 and 2014
	Unaudited	Unaudited
	30-Sep-15	30-Sep-14
Cash flows from operating activities:
Net (loss)	$(663,314)	$(6,895,452)
Net loss attributable to noncontrolling interest	(123,674)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Loss on extinguishment of Debt	—	19,078
Stock and warrants issued for acquisition	—	6,481,216
Amorization of intangible asset	20,000	—
Realized gain on trading securities	—	8,332
Unrealized loss on trading securities	3,713	(5,404)
Unrealized gain on trading securities	(480)	—
Common stock issued as payment for payable	24,932	—
Fair value of stock options issued	77,820	35,999
Changes in operating assets and liabilities
Accounts receivable	(261,749)	(36,500)
Due from related party	(95,139)	—
Other current assets	500	(88,000)
Due from third party	(321,925)	—
Deposits	(19,725)	(18,500)
Accounts payable and accrued expenses	456,863	350,717
Accounts payable related party	503,233	(205,596)
Other payable	—	225,000
Net cash (used in) operating activities:	(398,945)	(129,110)
Cash flows from investing activities:
Cash used for trading securities
Proceeds from sales of trading securities	—	23,004
Investment in third party	(77,500)	—
Purchase of website	—	(400,000)
Purchase of properties	—	(2,401)
Purchase of fixed assets	(2,500,249)	—
Net cash provided by investing activities:	(2,577,749)	(379,397)
Cash flows from financing activities:
Proceeds from due to related parties	—	77,772
Proceeds from notes payable	1,525,000	2,000,000
Repayment of note payable	(100,000)	—
Proceeds from Mia Dev Class A shares	900,915	—
Net cash provided by financing activities	2,325,915	2,077,772
Net (decrease) in cash and cash equivalents	(650,779)	1,569,265
Cash and cash equivalents beginning of period	988,268	8,538
Cash and cash equivalents end of period	$337,489	$1,577,803

Non-cash financing activities:
Common stock issued for accrued expense	$—	—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Financial Statements

(4)

Worlds Online Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2015 and 2014

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

(5)

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

Trading Securities

Trading securities are common stock in publicly traded companies. One was received as compensation for performing consulting services and the other was purchased as an investment. The carrying value of the investments is the market price of the shares at September 30, 2015 and December 31, 2014. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying statements of operations.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of September 30, 2015, there were 9,250,000 options whose effect is anti-dilutive and not included in diluted net loss per share at September 30, 2015. The options may dilute future earnings per share.

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

(9)

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period ended September 30, 2015.

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2015-16, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(10)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a negative working capital, has a negative stockholders deficit and negative cash flows from operations. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to fully implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will likely have a material adverse effect on the Company, including possibly requiring the Company to reduce and/or cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - COMMON STOCK COMPENSATION

No shares were issued as compensation for the nine months ended September 30, 2015 and 2014.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, no services were provided. The deferred revenue balance is $226,950.

NOTE 5- PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2015 the Company purchased $2,500,249 in building improvements, land and equipment. All purchases were related to our MariMed subsidiary. There was $2,666 in property and equipment on the balance sheet at December 31, 2014. The Company purchases buildings and equipment which they sublease to entities that have licenses to grow and sell marijuana for medical purposes.

(11)

NOTE 6 – STOCK OPTIONS

During the nine months ended September 30, 2015, the Company issued 300,000 options to the Company’s directors. The directors, Bernard Stolar, Robert Fireman and Edward Gildea each received 100,000 options for serving as board members in 2015. An additional 300,000 options were issued to Christopher Ryan the Chief Financial Officer of the Company. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.13 per share per each individual option. The stock options to the Company’s Chief Financial Officer allow for the purchase of 300,000 shares of the Company’s common stock at $0.13 per share per each individual option. The options expire on June 29, 2020.

During the nine months ended September 30, 2015, the Company recorded an option expense of $77,820 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.63% risk-free interest, 0% dividend yield, 175% volatility, and expected life of 5 years.

No stock options were exercised during the nine months ended September 30, 2015.

During the nine months ended September 30, 2014, the Company issued 450,000 stock options to Directors of the Company. The Company issued 100,000 shares to each of the Company’s independent directors, Bernard Stolar, Robert Fireman and Edward Gildea for serving as a Director in 2014. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.08 per share per each individual option. The options expire on January 2, 2019. The Company issued an additional 150,000 shares to the new Director, Edward Gildea for joining the board during the period. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options.

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

Stock options outstanding and exercisable as of September 30, 2015 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.08	450,000	3.25
$0.025	200,000	2.25
$0.025	500,000	2.22
$0.01	4,500,000	1.92
$0.13	600,000	4.75
$0.15	1,000,000	3.64
$0.25	1,000,000	3.64
$0.35	1,000,000	3.64
	9,250,000
Exercisable
$0.08	450,000	3.25
$0.025	200,000	2.25
$0.025	500,000	2.22
$0.01	4,500,000	1.92
$0.15	1,000,000	3.64
	6,650,000

(12)

NOTE 7 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Gain/(Loss)
Paid, Inc.	$13,200	$338	$(12,862)
Global Links Corp.	$381	$0	$(381)

Fair market measurement at September 30, 2015 was computed using quoted prices in an active market for identified assets, (level 1). The shares were obtained as compensation for performing consulting services.

There was an unrealized gain of $480 for the nine months ended September 30, 2015 and an unrealized loss of $3,713 for the nine months ended September 30, 2015.

During the nine months ended September 30, 2014 the Company sold 100,000 shares of marketable equity securities for a gain of $5,404. There was an unrealized loss of $8,332 for the nine months ended September 30, 2014.

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

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue of $226,950 at September 30, 2015 and December 31, 2014 was transferred from Worlds Inc.

Due from related party is comprised of cash payments made by the Company on behalf of Worlds Inc. for shared operating expenses in 2015. The balance at September 30, 2015 is a receivable due from Worlds Inc. in the amount of $45,630. The remaining balance in the account are balances due from Sigal Health and Sigal Holdings related to the transfer of all balances in the acquisition of Sigal Consulting LLC. Included in the accompanying Balance Sheets at September 30, 2015 is the account due from related party of $154,625 and for December 31, 2014, of $59,486.

NOTE 9 – Commitments and Contingencies

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of the Company’s common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vested on August 30, 2013 and the balance vested on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination under certain circumstances. The balance due Mr. Kidrin at September 30, 2015 is $541,034 and is included in accrued expenses.

(13)

NOTE 10 - NON-CONTROLLING INTEREST

Effective September 29, 2014, in connection with the acquisition of Sigal Consulting LLC., the Company’s percentage of ownership in MariMed Advisors, Inc., its subsidiary, decreased from 100% to 51%. The acquisition resulted in an allocation of ownership interest valued at $(41,159) to the noncontrolling shareholders.

During the nine months ended September 30, 2015, $123,674 net loss attributed to noncontrolling interest. On December 31, 2014 the noncontrolling interest is $(242,909).

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

2015
	Worlds Online	MariMed	Total

Revenues & other income	731	548,435	549,166

Cost of sales	8,800	246,049	254,849

Gross profit/(Loss)	$(8,069)	$302,386	$294,317

Expenses	479,704	601,601	1,081,304

Net (Loss)	$(487,773)	$(299,214)	$(786,987)

2014
	Worlds Online	MariMed	Total

Revenues	677	—	677

Cost of sales	7,300	—	7,300

Gross (loss)	$(6,623)	$—	$(6,623)

Expenses	6,888,829	—	6,888,829

Net (Loss)	$(6,895,452)	$—	$(6,895,452)

(14)

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

NOTE 14 – NOTES PAYABLE

During the nine months ended September 30, 2015, MariMed issued $1,525,000 in promissory notes. The notes mature between July 15, 2015 and January 7, 2016 and carry a ten percent interest rate. One promissory note in the amount of $100,000 carries a sixteen percent interest rate. One note in the amount of $100,000 reached maturity and has been repaid during the nine months ended September 30, 2015.

(15)

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

The transaction was accounted for as a purchase acquisition/merger wherein the Company is both accounting acquirer and legal acquirer. Accordingly, the accounting acquirer records the assets purchased and liabilities assumed as part of the merger and the portion that the fair value of the common stock issued and options granted for acquisition over the book value of Signal is recorded as goodwill, which was subsequently determined to be impaired in full subsequent.

(16)

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

Our financial statements currently reflect an entry called “deferred revenue”. This is specific to the conversion of a note Worlds Inc. issued to Pearson PLC in 1996 in the initial face amount of $1,263,900. Pearson has agreed to forgive 50% of the note and convert the balance of the note into deferred revenue for products and services developed for Pearson in the form of virtual worlds for training and distant learning. Each product developed for Pearson has been reviewed and accepted by a senior Pearson executive as part of an ongoing internal sales and capabilities program between various divisions within Pearson. As part of the Spin-off we assumed this obligation and intend to continue to pay down the debt by providing additional products and services.

Revenue that was generated resulted from VIP subscriptions to the Worlds Ultimate 3-D Chat service and software development fees to provide a site for a 3-D world under a deferred revenue agreement.

With our acquisition of Sigal by our subsidiary, MariMed, revenue was generated through sub leasing agreements with medical marijuana companies and consulting agreements with services being performed during the period. MariMed enters into consulting agreements to help entities attain medical marijuana licenses and then provides services in the development and management of State Licensed Medical Marijuana facilities. Our professional management team has developed best practices and standard operating procedures for cultivation and dispensing of medical cannabis. We also enter into rental agreements whereby we purchase or sublease space which we then rent to medical marijuana companies who would otherwise not have the resources to finance their operations.

Expenses

We classify our expenses into two broad groups:

o cost of revenues; and

o selling, general and administration.

Liquidity and Capital Resources

MariMed raised $1.525 million during the nine months ended September 30, 2015 to fund business operations through issuing notes payable and $900,915 through issuing Class A shares in Mia Development LLC.

We raised $2.05 million dollars during the year ended December 31, 2014 in order to fund MariMed’s business operations.  We expect to continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available.

(17)

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2015 and 2014 were $392,833 and $233, respectively. The revenue in 2015 is from sub leasing contracts with a medical marijuana company, and consulting contracts through our subsidiary MariMed and VIP subscriptions to Worlds Online’s Worlds 3-D chat service. The revenue in 2014 is from our Worlds 3-D chat service only.

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenue increased by $392,600, to $392,833 for the three months ended September 30, 2015 from $233 in the prior year. The increase in revenue in 2015 is from sub leasing contracts with a medical marijuana company, and consulting contracts through our subsidiary MariMed. The revenue in 2014 is from our Worlds 3-D chat service only.

Cost of revenues for the three months ended September 30, 2015 increased by $110,889 to $113,289 from $2,400 in the prior year. Cost of revenue includes costs related to the sub lease and consulting contracts signed by MariMed and software development and hosting fees related to providing the 3-D chat services. The increase is due to the MariMed business which did not exist in the prior year

Selling general and administrative (SG&A) for the three months ended September 30, 2015 increased by $80,868 to $111,709 from $30,841 in the prior year. Increase is due to the addition of MariMed. Consulting expense was $15,000 for the three months ended September 30, 2015 and 2014.

Payroll and related taxes for the three months ended September 30, 2015 increased by $91,764 to $139,889 from $48,125. The increase is due to the addition of the MariMed business and the four employees that work there and the ten percent increase in the CEO’s salary based upon his employment agreement with the Company.

We had interest expense of $57,274 for the three months ended September 30, 2015 compared to $24,016 for 2014. Interest expense is primarily related to outstanding convertible notes.

We had an unrealized loss on trading securities of $3,338 during the three months ended September 30, 2015, compared to an unrealized loss on trading securities of $2,124 for the three months ended September 30, 2014. We had a loss on conversion of a payable to common stock of $2,556 during the three months ended September 30, 2015.

During the three months ended September 30, 2014, we had a loss on goodwill impairment of $6,515,990 due to the acquisition of Sigal Consulting LLC by our wholly owned subsidiary, MariMed Advisors Inc. Fourty nine percent of that loss is attributable to noncontrolling shareholders.

As a result of the foregoing, for the three months ended September 30, 2015, we realized a net loss of $118,163 compared to a loss of $3,445,428 for the three months ended September 30, 2014.

(18)

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenue increased by $542,903, to $543,580 for the nine months ended September 30, 2015 from $677 in the prior year. The increase in revenue in 2015 is from consulting contracts and a sub leasing contract with a medical marijuana company through our subsidiary MariMed. This business did not exist before the acquisition of Sigal. The revenue in 2014 is from our Worlds 3-D chat service only.

Cost of revenues for the nine months ended September 30, 2015 increased by $247,549 to $254,849 from $7,300 in the prior year. Cost of revenue includes costs related to the sub lease and consulting contracts signed by MariMed and software development and hosting fees related to providing the 3-D chat services. The increase is due to the MariMed business and its acquisition of Sigal.

Selling general and administrative (SG&A) for the nine months ended September 30, 2015 increased by $230,516 to $330,659 from $100,143 in the prior year. Increase is due to the addition of MariMed. Consulting expense was $45,000 for the nine months ended September 30, 2015 and 2014.

Payroll and related taxes for the nine months ended September 30, 2015 increased by $325,995 to $470,370 from $144,375. The increase is due to the addition of the MariMed business and the four employees that work there and the ten percent increase in the CEO’s salary based upon his employment agreement with the Company.

We had interest expense of $131,185 for the nine months ended September 30, 2015 compared to $25,315 for 2014. Interest expense increased due to the convertible notes that we signed in the fourth quarter of last year and the notes signed during the nine months ended June 30, 2015. We had interest income of $5,106 in the nine months ended June 30, 2015 compared to $0 last year.

Other expenses include options expense to directors and an officer of the Company of $77,820 for the nine months ended September 30, 2015 compared to $35,999 for the nine months ended September 30, 2014.  Increase is due to an officer of the Company receiving options in addition to the Directors in 2015 compared to only Directors receiving their options in 2014.

We had an unrealized gain on trading securities of $480 in the nine months ended September 30, 2015 compared to $0 last year. We had an unrealized loss on trading securities of $3,713 during the nine months ended September 30, 2015, compared to an unrealized loss on trading securities of $8,322 for the nine months ended September 30, 2014. We had a realized gain on trading securities of $5,404 in the nine months ended September 30, 2014. We had a loss on conversion of payable to common stock of $2,556 in the nine months ended September 30, 2015 compared to $0 in 2014. We had a loss on extinguishment of debt of $19,078 in the nine months ended September 30, 2014 compared to $0 in 2015.

As a result of the foregoing, for the nine months ended september 30, 2015, we realized a net loss of $786,987 compared to a loss of $6,895,452 for the nine months ended September 30, 2014. $123,674 of the loss for the nine months ended September 30, 2015 is attributable to non controlling interests and $3,192,835 of the loss for the nine months ended September 30, 2014 is attributable to non controlling interests.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $337,489 at September 30, 2015. We had capital expenditures of $2,500,249 in the nine months ending September 30, 2015 compared to $0 for the period ended in 2014.

MariMed raised $1,525,000 from issuing notes during the nine months ended September 30, 2015.  In the year ended December 31, 2014, we raised $2,050,000 from issuing convertible notes payables. Additional funds will need to be raised in order for us to move forward with the MariMed business plans. No assurances can be given that we will be able to raise any additional funds.

(19)

Item 4. Controls And Procedures

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(20)

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

Date: November 16, 2015

WORLDS ONLINE INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(22)

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

(23)