Form 10-K
period 2015-12-31
WORLDS ONLINE INC.
filed 2016-09-27
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2015

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

☐ Large Accelerated Filer       ☐Accelerated Filer

☐Non-Accelerated Filer         ☒Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2015 (closing price was $0.13) was approximately $3,753,759.

At September 16, 2016, the issuer had outstanding 64,074,683 shares of par value $.001 Common Stock.

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

(1)

PART I

ITEM 1. BUSINESS.

General

Worlds Online currently operates in two separate segments with one segment being a 3D entertainment portal which leverages its proprietary licensed technology to offer visitors a network of virtual, multi-user environments which we call "worlds" and the second segment, MariMed Advisors, being a management company in the medical cannabis industry.

Corporate History

We were formed on January 25, 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly known as Worlds.com Inc.). Effective May 16, 2011 Worlds Inc. transferred to us the majority of its operations and related operational assets, except for its patent portfolio. Worlds Inc. has also given us a perpetual world-wide license to its patented technology. Pursuant to the license and we have the right to issue unlimited sublicenses to the licensed technology, subject to Worlds Inc.’s reasonable consent.

The assets transferred to us include: Worlds Inc.’s technology platform, Worlds Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures.

The transfer of assets occurred in the context of the spin-off by Worlds Inc. of its online and operational technologies businesses to us. The spin-off was effectuated by Worlds Inc. (formerly known as Worlds.com Inc.) declaring a dividend of its shares of its then wholly-owned subsidiary, Worlds Online, Inc. with each share of Worlds Inc. to receive 1/3 of a share of Worlds Online with all fractional shares rounded up. Worlds Inc. did not want a trading market to develop for its shares until the SEC completed its review of its registration statement on Form 10. Accordingly, the actual distribution of the dividend did not occur until the payment date of March 12, 2012. Our stock is quoted on the OTC Bulletin Board. Approximately 23,859,248 shares were issued as part of the dividend distribution and immediately following the distribution Worlds Inc. continued to own approximately 19.6% of our outstanding shares. Worlds Inc. intends to dispose of its stock in an orderly fashion into the open market or in private sales, in either case in ways designed not to impact the market, but in any event within five years of the dividend payment debt. While it holds any of our shares it will vote them in proportion to the votes by other stockholders.

On May 19, 2014, Worlds Online Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc. (“MariMed”), a wholly owned subsidiary of the Company, Sigal Consulting LLC (“Sigal”), a Massachusetts limited liability company, and the Members of Sigal (“Sellers”). The transaction closed on September 29, 2014. Pursuant to the Agreement, the Company, through MariMed, acquired all of the assets of Sigal and the Sellers received the aggregate amount of (i) the Company’s common stock (WORX) equal to 50% of the Company’s outstanding common stock on the Closing Date; (ii) three million options to purchase shares of common stock which are exercisable over five years with various exercise prices ranging from $0.15 to $0.35 and (iii) 49% of MariMed’s outstanding common stock. As a result, the Company’s ownership of MariMed was reduced from 100% to 51%.

The transaction was accounted for as a purchase acquisition/merger wherein the Company is both accounting acquirer and legal acquirer. Accordingly, the company recorded the assets purchased and liabilities assumed as part of the merger and the portion that the fair value of the common stock issued and options granted for acquisition over the book value of Sigal was recorded as goodwill, which was subsequently impaired in full.

Our fiscal year ends on December 31.

(2)

Medical Cannabis

Through MariMed the Company offers a comprehensive suite of products in those states with newly passed medical marijuana regulations and/or recreational use marijuana. These services include fee-based to assistance to applicants to apply for state regulated cannabis licenses. For those who are awarded a license MariMed provides consultative services for all aspects required for the design , and operation of cannabis cultivation, production, and dispensing facilities.

Business Activities

MariMed does not own licenses nor sell cannabis products. MariMed’s goal is to be an industry leader in providing professional management services. MariMed has developed proprietary operating processes and procedures to provide best practices to its clients.These services are also offered to existing licensed marijuana facilities. In such cases, MariMed can reengineer their facilities, purchase and develop new ones to maximize the value of their licenses and provide ongoing management services.

Cannabis remains a Controlled Substance under federal law which makes conventional funding difficult to obtain. Accordingly, the demand for private funding in this industry is enormous. MariMed has raised private capital to fund some of its clients.

MariMed intends to develop a brand of licensed cannabis infused products that are designed to be precision dosed for specific symptoms or conditions. These products are expected to be developed by the MariMed team in cooperation with licensed facilities. MariMed intends to license branded products to licensed facilities across the country.

MariMed is working to develop for licensed facilities patient assessment programs to support research in the industry We believe that tracking outcomes and maintaining a good regimen with the patient will assist dispensaries in safely providing safe and reliable products to patients.

(3)

Business Structure

MariMed creates private limited liability companies to fund and develop cultivation, processing, and dispensing facilities. These single facility LLCs are sometimes jointly owned by MariMed and investors with the share of ownership and the allocation of return negotiated on a deal specific basis. This structure was used in projects in Delaware, Illinois, and Nevada.

As of December 31, 2015 MariMed was managing for clients one operating facility, building three facilities and assisting four applicants to obtain licenses in other States.

Alliances

MariMed is developing a licensed branded product line, Kalm Fusion. These products are being test marketed by MariMed licensed clients in two states. MariMed has entered into a licensing agreement with Tikun Olam, the first developer of medical cannabis products in Israel, to introduce certain medical cannabis strains developed in Israel with our Delaware client licensed facility.

No assurance can be given that any of the alliances will result in increased revenues for MariMed.

3D Technology

Our worlds are visually engaging online environments featuring animation, motion and content where people can come together and, by navigating through the website, shop, interact with others, attend events and be entertained. In support of this portal and our overall business strategy, we can design and develop software, content and related technology for the creation of interactive, three-dimensional ("3D") Internet web sites. Using our licensed technology, we create our own Internet sites, as well as sites available through third-party online service providers.

Sites using our technology allow numerous, simultaneous visitors to enter, navigate and share interactive "worlds". Our 3D Internet sites are designed to promote frequent, repeat and prolonged visitation by users by providing them with unique online communities featuring dynamic graphics, highly useful and entertaining information content, and interactive capabilities. We believe that our sites should be highly attractive to advertisers because they offer access to demographic-specific user bases comprised of people that visit the site frequently and stay for relatively long periods of time.

In addition to our current business of developing and/or maintaining 3D worlds for our customers, we also hope to facilitate revenue generation through the acquisition of target companies that are either related to our core online virtual world properties or are operating in the areas of mobile content, casual games, virtual currency, micro transactions, online advertising and e-learning. We believe that targeted acquisition candidates offer a new cross platform opportunity to acquire customers and revenue while synergistically complementing our core competencies and technology platforms.

Going forward we intend to focus on establishing strategic partnerships and pursuing related synergistic technology acquisitions. With respect to acquisitions, there are no signed agreements or letters of intent at this time and we are only in the initial stages of discussion and negotiation. No assurance can be given that we will be successful in closing any deals or, even if we successfully close any deals, that we will see any revenues from such transactions.

We believe that some of the uncertainty surrounding the legal challenge to the patents of our licensor, Worlds Inc., is having a negative impact on our ability to generate revenues from our 3D business and we do not expect any material changes until the patent litigation is resolved. Accordingly, we are currently directing our efforts to developing and expanding the medical marijuana part of our business and we are currently contemplating spinning off the 3D business.

(4)

The Technology

We license our technology to produce three-dimensional portals and web sites for ourself and for third parties. We believe that our core technology delivers a considerably faster frame rate for user experiences and, in some cases, a meaningful productivity increase in art production and integration over its previous generation production tools. Our licensed technology permits the development of virtual worlds which have broad applications. These applications include but are not limited to a virtual meeting place (such as a fan club); a 3D e-commerce store (where merchandise can be viewed in 3D and purchased online); and a virtual classroom (where content can be viewed via video streaming and then discussed in real time).

The core technology has substantial elements written in, Java, including WorldsBrowser and WorldsShaper, so we expect that it can be made portable across Windows and UNIX Platforms because of Java's platform independence. Our core technology includes: WorldsShaper, WorldsServer, WorldsBrowser, WorldsPlayer™ and Worlds Gamma Libraries.

Worlds 3D Chat

We license a proprietary online 3D Internet chat site known as Worlds.com, an interactive site employing our licensed 3D technology. Our licensed 3D technology enhances users' chat experiences by allowing users to see a representation of each other in the form of highly textured characters, known as avatars, and to explore a 3D environment together. Users have the option to create their own avatars or choose from pre-defined figures in our library. Users communicate with each other through text chat, as well as voice-to- voice chat and can move through the many virtual "worlds" of the 3D environment.

The user moves his or her avatar through these worlds using a mouse or keyboard arrow keys and can engage other avatars in one-on-one text-based or real voice-to-voice discussions; enter theme-based chat rooms featuring group discussions on numerous music styles, specific recording artists and other topics; experience interactive advertising and promotions; access information on various recording artists, concert schedules and other music-related and non-music-related information; view new music videos by leading recording artists; listen to selections from newly released CDs by numerous recording artists; purchase music and recording artist-related merchandise online; and design their own unique avatar as a VIP subscriber.

We believe that the user base to the Worlds 3D Chat site could develop into a valuable asset if we have sufficient funds to market the site and increase its visibility. Worlds 3D Chat also contains an e-commerce component in the form of a real 3D virtual store online, selling music merchandise of various major recording artists.

In the event we are successful in increasing the user base of Worlds 3D Chat it may also increase corporate brand identity that could translate into valuable consumer data and related advertising potential. A free demo of Worlds 3D Chat can be accessed by going to www.worldsonline.com and following instructions for a log- in account.

(5)

Competition

In both of our business segments, many companies now compete with us in one way or another and new ones may emerge in the future. The competition may be through entry into the same markets, or through technology that either obviates our advantages or lowers the barrier to entry in one of our markets. The markets in which we compete are characterized by rapid changes in technology and customer requirements, new laws and regulations, frequent new service and product introductions and evolving industry standards which could result in product obsolescence or short product life cycles. Accordingly, our ability to compete will be dependent upon our ability to develop and successfully introduce new products into the marketplace in a timely manner and to continually enhance and improve our products, services and technology to meet the increasingly sophisticated and varied needs of our users and prospective users.

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

Intellectual Property

Our 3D technology utilizes the trademark Worldsplayer™ which is especially designed to allow users to view and experience the multi-user, interactive Worlds Gamma technology. Any world created with the WorldsShaper will be viewable and navigable with WorldsPlayer. The WorldsPlayer offers users the unique and creative experience of customizing their Avatars, while maintaining the ability to animate and activate their Avatars.

MariMed has filed for trademarks for some of its branded product lines.

In addition to our trademarks, we intend to enter into confidentiality agreements with key employees and consultants to protect our IP and general know-how.

Employees

We currently have four full time employees, three of which are involved in MariMed operations. Our president and CEO, Thomas Kidrin, who is also the president and CEO of our former parent, Worlds, Inc., continues to provide services on an as-needed basis. We do not believe that Mr. Kidrin’s obligations to Worlds Inc. will interfere with his ability to act as our president and CEO. Mr. Chris Ryan, our chief financial officer is a part-time employee who provides services to us on an as-needed basis. Mr. Ryan, who has the same arrangement with Worlds Inc., also has a full time job but based upon his past performance of his duties for Worlds Inc. we do not believe his outside duties will affect his ability to perform services for us as–needed. In the event our future growth requires a full time CFO, we expect to make any necessary arrangements which could include hiring Mr. Ryan on a full time basis or hiring a new full time CFO. We similarly expect to monitor Mr. Kidrin’s performance to determine if his duties to Worlds Inc. are interfering with his obligations to us.

(6)

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks, including but not limited to those set forth below. Our operations and performance could also be subject to risks that do not exist as of the date of this report but emerge thereafter as well as risks that we do not currently deem material.

Risks related to our operations

Our auditors have expressed doubt about our ability to continue as a going concern. If we do not generate substantial revenue and are also unable to obtain capital from other resources, we will significantly curtail our operations or halt them entirely.

Our capital requirements for the development and commercialization of our technology, creation of our 3D sites and our general operations have been, when owned by Worlds Inc., and will continue to be now that we own it, significant. We will be dependent on financings to fund our development, working capital needs and the cost of future acquisitions. Our MariMed operations also require substantial funds to acquire and develop new facilities. We have only limited cash or cash equivalents. Accordingly, if we do not develop any new projects or acquire profitable companies or otherwise significantly increase our revenues, we would have to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

We have experienced relatively large losses during our development and, without significant increases in the market penetration of our services and improvements to our operating margins, we will not achieve profitability.

Historically, our former parent incurred significant net losses over the last 17+ years developing our 3D technology and developing our business model and assets. We anticipate that our 3D operations will continue to incur significant losses for at least the short term. We will not achieve profitable operations until we successfully attract and retain a significant number of advertisers to, and users of, our 3D sites and customers for our other services and generate revenues from these sources that are sufficient to offset the substantial up-front expenditures and operating costs associated with developing and commercializing our services. We may never be able to accomplish these objectives.

It will be difficult for you to evaluate us based on our past performance because we are a relatively new company with a limited operating history.

We have been actively engaged in the medical marijuana business and the commercial sale of our 3D Internet-based services for a relatively short period of time and, accordingly, have only limited financial results on which you can evaluate our company and operations. We are subject to, and must be successful in addressing, the risks typically encountered by new enterprises and companies operating in the rapidly evolving Internet marketplace, including those risks relating to:

•	the failure to develop brand name recognition and reputation;

•	the failure to achieve market acceptance of our services;

•	a slowdown in general consumer acceptance of the Internet as a vehicle for commerce; and

•	an inability to grow and adapt our business and technology to evolving consumer demand.

(7)

We may not be able to successfully compete in our 3D market, which are characterized by intense competition and the presence of large competitors and rapidly changing technology.

Operating with relatively limited resources but more than we currently have, our former parent was unable to effectively compete in our target markets. Both the 3D Internet and medical marijuana business are characterized by intense competition, rapidly changing technology and increasing numbers of new market entrants who have developed or are developing potentially competitive products and services, often resulting in product obsolescence or short product life cycles. Our 3D competitors include other enterprises utilizing 3D-based technology for online entertainment and marketing purposes, online and Internet service providers, online shopping malls, online direct music retailers, online music and book sites and traditional music retailers and our medical marijuana business faces competition from other consulting companies providing services in the medical marijuana industry. Most of our competitors in 3D Internet business have significantly greater financial and operating resources compared to us. Our ability to compete will be dependent on our ability to enhance and upgrade our technology platform in a timely manner and to effectively offer our target customers attractive and exciting 3D content and services, all of which require the expenditure of funds that we currently do not have. In addition, the very companies with which we do business, such as the larger Internet service providers and record labels, may determine to create and distribute their own 3D Internet sites. Similarly, our medical marijuana business is dependent upon our ability to obtain limited and highly prized licenses for our clients and increasing our management services.. If we are unable to overcome these obstacles, we will not be successful.

We may not be able to develop and maintain marketing relationships with other Internet companies.

Our strategy for expanding our 3D brand recognition through online advertising depends to some extent on our relationship with other Internet companies. We are now seeking to enter into marketing agreements with those companies that will permit us to advertise our products and services on their web pages. There can be no assurance that we will be able to negotiate these agreements on favorable terms or at all. Additionally, other e-commerce and music-related sites, which advertise on popular web sites, may have exclusive advertising relationships with such sites or may otherwise object to our attempts to enter into marketing agreements or relationships with such sites. If we cannot secure or maintain these marketing agreements on favorable terms, our business prospects could be substantially harmed.

Our limited resources may restrict our ability to manage any growth we may experience.

Growth of our business may place a significant strain on our management systems and resources and may require us to implement new operating and financial systems, procedures and controls. Our failure to manage our growth and expansion could adversely affect our business, results of operations and financial condition. Moreover, with respect to our 3D business, our present technology backbone may not be adequate to accommodate rapid growth in user demand. Our inability to add additional hardware and software to upgrade our existing technology or network infrastructure to accommodate increased traffic may cause decreased levels of customer service and satisfaction. Failure to implement new systems effectively or within a reasonable period of time could adversely affect our business, results of operations and financial condition.

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

The market may not readily accept our products.

(8)

Demand and market acceptance for our licensed branded new cannabis infused products and our 3D chat, are subject to a high level of uncertainty. The successful introduction of any new product requires a focused, efficient strategy to create awareness of and desire for the products. For example, in order to achieve market acceptance for our (i) MariMed products we will need to gain market and patient acceptance, and (ii) for our Worlds 3D chat sites, we will need to educate the members of the music industry, such as record companies, record labels and recording artists, about the marketing benefits this product could provide them. Similarly, we will have to make music buyers and Internet consumers aware of this product's existence, draw users to the site and compel them to return to the site for repeat visitations.

Our marketing strategy may be unsuccessful and is subject to change as a result of a number of factors, including changes in market conditions (including the emergence of new market segments which in our judgment can be readily exploited through the use of our technology), the nature of possible license and distribution arrangements and strategic alliances which may become available to us in the future and general economic, regulatory and competitive factors. There can be no assurance that our strategy will result in successful product commercialization or that our efforts will result in initial or continued market acceptance for our proposed products.

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

The success of our 3D business is currently dependent, in large part, on the personal efforts of Thomas Kidrin, our president and chief executive officer. The loss of Mr. Kidrin's services could have a material adverse effect on our 3D business and prospects. The success of our medical marijuana business is currently dependent, in large part, upon our ability to hire and retain additional qualified management, marketing, technical, financial, and other personnel if and when our growth so requires. Competition for qualified personnel is intense and we may not be able to hire or retain such additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on our ability to grow our business and operations.

In order to be successful, we must be able to enhance our existing technology and products and develop and introduce new products and services to respond to changing market demand.

(9)

The markets in which we operate are characterized by frequently changing customer demand and the introduction of new products, services and technologies. In order to be successful, we must be able to enhance our existing technology and products and develop and introduce new products and services to respond to changing market demand. The development and enhancement of services and products entails significant risks, including:

•	the inability to effectively adapt new technologies to our business;

•	the failure to conform our services and products to evolving industry standards;

•	the inability to develop, introduce and market enhancements to our existing services and products or new services and products on a timely basis; and

•	the non-acceptance by the market of such new service and products.

We currently have only limited resources to enhance our technology or to develop new products.

Our future results from our 3D operations depend on continued evolution of the Internet.

Our future results from our 3D operations depend on continued growth in the use of the Internet for information, publication, distribution and commerce. Our growth is also dependent on increasing availability to residential consumers of broadband Internet access which will allow such persons to access higher-capacity content through the Internet. Our business could suffer if Internet usage and broadband availability does not continue to grow and evolve.

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

New Internet legislation or regulation, or the application of existing laws and regulations to the Internet and e-commerce could add additional costs and risks to doing business on the Internet for our 3D business. We are subject to regulations applicable to businesses generally and laws or regulations directly applicable to communications over the Internet and access to e-commerce. Although there are currently few laws and regulations directly applicable to e-commerce, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust, taxation and characteristics and quality of products and services.

(10)

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

While we intend to acquire all licenses and other rights necessary to conduct our business without violating any copyrights, there can be no assurance that we will be able to do so with our 3D business. Due to the nature of our business, we could become involved in litigation regarding the music, video and other content transmitted over our sites which could force us to incur significant legal defense costs, could result in substantial damage awards against us and could otherwise damage our brand name and reputation.

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

Our success is dependent on additional states legalizing medical marijuana.

Continued development of the medical marijuana market is dependent upon continued legislative authorization of marijuana at the state level for medical and adult recreational use. Any number of factors could slow or halt the progress. Further, progress, while encouraging, is not assured and the process normally encounters set-backs before achieving success. While there may be ample public support for legislative proposal, key support must be created in the legislative committee or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of marijuana for medical purposes, which would limit the market for our products and negatively impact our business and revenues.

(11)

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

As discussed above, the use of marijuana is illegal under federal law. Therefore, there is a compelling argument that banks cannot accept for deposit funds from the drug trade and therefore cannot do business with our clients who often have trouble finding a bank willing to accept their business. While a member of Congress has stated he will seek an amendment to banking regulations and laws in order to allow banks to transact business with state-authorized medical marijuana businesses, there can be no assurance his legislation will be successful, that banks will decide to do business with medical marijuana retailers, or that in the absence of legislation state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law. The inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to purchase our products and services.

We may not be able to economically comply with any new government regulation that may be adopted with respect to the cannabis industry.

New legislation or regulation, or the application of existing laws and regulations to the medical and consumer cannabis industries could add additional costs and risks to doing business. We are subject to regulations applicable to businesses generally and laws or regulations directly applicable to communications over the Internet and access to e-commerce. Although there are currently few laws and regulations regulating the cannabis products, it is reasonable to assume that cannabis use becomes more mainstream that the FDA and or other federal, state and local governmental agencies will impose regulations covering the cultivation, purity, privacy, quality control, security and many other aspects of the industry, all of which will likely raise the cost of compliance thereby reducing profits or even making it more difficult to continue operations, either of which scenarios, if they occur, could have negative impact on our business and operations.

(12)

Risks related to our common stock

Possible issuances of our capital stock would cause dilution to our existing shareholders.

While we currently have only approximately 64 million shares of common stock outstanding we are authorized to issue up to 100,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. In addition, we are authorized to issue up to 5,000,000 shares of blank preferred stock that our board of directors can issue under any terms it wants and without any shareholder approval.

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

(13)

ITEM 2. DESCRIPTION OF PROPERTIES.

Presently, our 3D business operates out of offices in our president's residence at 11 Royal Road, Brookline, Massachusetts 02445, where we occupy approximately 800 square feet at no current expense, but we expect to pay rent once we have adequate funds generated by the 3D business. MariMed’s executive office is located at 26 Ossipee Road, Newton, MA 02464 and it currently pays an annual rent of $24,000. Both spaces are adequate for our present and our planned future operations. We have no written agreement or formal arrangement to continue our use of the space at either location but we believe we will be able to remain at both locations for at least the next 12 months. We have no current plans to occupy other or additional office space. Indirectly, through MariMed’s ownership of the single facility LLCs it establishes to finance and operate facilities, we have ownership interest in properties located in Delaware, and Illinois. These properties are used by State Licensed clients to cultivate and dispense cannabis products. We believe that each facility is currently adequate for its intended purpose and meets all current regulatory guidelines.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

(14)

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

Year Ended December 31, 2015:	High	Low
First quarter	$0.19	$0.14
Second quarter	$0.15	$0.05
Third quarter	$0.19	$0.10
Fourth quarter	$0.15	$0.06

Year Ended December 31, 2014:	High	Low
First quarter	$0.14	$0.06
Second quarter	$0.35	$0.07
Third quarter	$0.23	$0.15
Fourth quarter	$0.10	$0.20

Holders

As of May 31, 2016 we had approximately 597 shareholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

N/A

(15)

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	6,250,000		$0.01	2,750,000
Equity compensation plans not approved by stockholders	0	$	N/A	—
Total	6,250,000		$0.01	2,750,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

When used in this form 10-K and in future filings by the Company with the Commission, words or phrases such as "anticipate," "believe," "could," "would," “should,” "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in current pricing levels that we can charge for our services and products or which we pay to our suppliers and business partners; changes in political, social and economic conditions in the jurisdictions in which we operate; changes to regulations that pertain to our operations; changes in technology that render our technology relatively inferior, obsolete or more expensive compared to others; foreign currency fluctuations; changes in the business prospects of our business partners and customers; increased competition, including from our business partners; delays in the delivery of broadband capacity to the homes and offices of persons who use our services; general disruptions to Internet service; the loss of customer faith in the Internet as a means of commerce; and enforcement of federal cannabis related laws.

The following discussion should be read in conjunction with the financial statements and related notes which are included in this report under Item 8.

We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

(16)

Overview

We currently operate in two separate segments with one segment being a 3D entertainment portal which leverages its proprietary licensed technology to offer visitors a network of virtual, multi-user environments which we call "worlds" and the second segment being a management company in the medical cannabis industry operating through a subsidiary which we call MariMed.

We were formed on January 25, 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly known as Worlds.com Inc.). Effective May 16, 2011 Worlds Inc. transferred to us the majority of its operations and related operational assets, except for its patent portfolio. Worlds Inc. has also given us a perpetual world-wide license to its patented technology. Pursuant to the license and we have the right to issue unlimited sublicenses to the licensed technology, subject to Worlds Inc.’s reasonable consent.

The assets transferred to us include: Worlds Inc.’s technology platform, Worlds Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures.

The transfer of assets occurred in the context of the spin-off by Worlds Inc. of its online and operational technologies businesses to us. The spin-off was effectuated by Worlds Inc. declaring a dividend of its shares of its then wholly-owned subsidiary, Worlds Online, Inc. with each share of Worlds Inc. to receive 1/3 of a share of Worlds Online with all fractional shares rounded up. Worlds Inc. did not want a trading market to develop for its shares until the SEC completed its review of its registration statement on Form 10. Accordingly, the actual distribution of the dividend did not occur until the payment date of March 12, 2012. Our stock is quoted on the OTC Bulletin Board. Approximately 23,859,248 shares were issued as part of the dividend distribution and immediately following the distribution Worlds Inc. continued to own approximately 19.6% of our outstanding shares. Worlds Inc. intends to dispose of its stock in an orderly fashion into the open market or in private sales, in either case in ways designed not to impact the market, but in any event within five years of the dividend payment debt. While it holds any of our shares it will vote them in proportion to the votes by other stockholders.

On May 19, 2014, Worlds Online Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc. (“MariMed”), a wholly owned subsidiary of the Company, Sigal Consulting LLC (“Sigal”), a Massachusetts limited liability company, and the Members of Sigal (“Sellers”). The transaction closed on September 29, 2014. Pursuant to the Agreement, the Company, through MariMed, acquired all of the assets of Sigal and the Sellers received the aggregate amount of (i) the Company’s common stock (WORX) equal to 50% of the Company’s outstanding common stock on the Closing Date; (ii) three million options to purchase shares of the Company’s common stock which are exercisable over five years with various exercise prices ranging from $0.15 to $0.35 and (iii) 49% of MariMed’s outstanding common stock. As a result, the Company’s ownership of MariMed was reduced from 100% to 51%.

(17)

Revenues

Revenues during 2015 were primarily generated by our cannabis consulting business with our 3D business contributing just a negligible amount.

With our acquisition of Sigal by our MariMed subsidiary, revenue was generated through sub leasing agreements with medical marijuana companies and consulting agreements with services being performed during the period. MariMed enters into consulting agreements to help entities attain medical marijuana licenses and provides services in the development and management of state licensed medical marijuana facilities. Our professional management team has developed best practices and standard operating procedures for cultivation and dispensing of medical cannabis. We also enter into rental agreements whereby we purchase or sublease space which we then rent to medical marijuana companies who would otherwise not have the resources to finance their operations.

Our 3D business receives revenues from VIP membership fees, typically $2 - $6 per month, charged to users for either an enhanced avatar with additional virtual clothes and virtual goods or access to VIP only areas of the virtual World. To illustrate, in Worlds Inc. creation of Aerosmith World, only VIP members have access to Steven Tyler’s studio and his secret world, providing VIP members a greater opportunity to meet Mr. Tyler when he is online as well as mingle with other VIP guests and watch Aerosmith music videos in the VIP media lounge. Our 3D business can also potentially derive revenues from the entry into development agreement with clients in which a development, license and maintenance fee is paid for the creation and administration of a 3D virtual world to be offered to a select user base.

Our financial statements currently reflect an entry called “deferred revenue”. This is specific to the conversion of a note Worlds Inc. issued to Pearson PLC in 1996 in the initial face amount of $1,263,900. Pearson has agreed to forgive 50% of the note and convert the balance of the note into deferred revenue for products and services Worlds Inc. develops for Pearson in the form of virtual worlds for training and distant learning. Each product Worlds Inc. develops for Pearson has been reviewed and accepted by a senior Pearson executive as part of an ongoing internal sales and capabilities program between various divisions within Pearson. As part of the Spinoff we assumed this obligation and intend to continue to pay down the debt by providing additional products and services.

Expenses

We classify our expenses into two broad groups:

•	cost of revenues; and

•	selling, general and administration.

(18)

Liquidity and Capital Resources

MariMed borrowed $1.2 million dollars during the year ended December 31, 2015 in order to fund its business operations. We expect to continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available.

RESULTS OF OPERATIONS

Net revenues for the year ended December 31, 2015 was $1,270,176 and for the year ended December 31, 2014 was $88,384. The revenue in 2015 and 2014 attributable to our medical marijuana business was $1,269,378 and $87,578, respectively, and from our 3D business was $798 and $806, respectively.

Year ended December 31, 2015 compared to year ended December 31, 2014

Revenue increased by $1,181,792 to $1,270,176 for the year ended December 31, 2015 from $88,384 in the year ended December 31, 2014, an increase of 1,337%. The increase in the Company’s revenue is due to the implementation of MariMed’s business plan during 2015.

Cost of revenue increased by $1,113,548 to $1,303,713 for the year ended December 31, 2015 compared to $190,165 for the year ended December 31, 2014, an increase of 586%. The increase is due to the increase in MariMed’s business.

Amortization of an intangible asset, the website was $366,667 for the year ended December 31, 2015 compared to $20,000 for the year ended December 31, 2014. Consulting expense was $60,000 for the years ending December 31, 2015 and 2014.

Depreciation expense, which is classified as cost of goods sold, for the year ended December 31, 2015 was $839,336 compared to $0 for the year ended December 31, 2014.

The research and development cost for the year ended December 31, 2015 was $93,106 compared to $-0- for the year ended December 31, 2014.

Selling general and administrative (SG&A) expenses increased by $286,012 to $302,270 for the year ended December 31, 2015 from $302,270 for the year ended December 31, 2014, an increase of 95%. $473,675 of the SG&A was attributable to MariMed’s operations. Payroll and related increased by $205,735 to $503,033 for the year ended December 31, 2015 from $297,298 for the year ended December 31, 2014, an increase of 69%. $263,108 of the payroll was attributable to MariMed’s operations and $239,925 was attributable to the 3D operations. The increases are due to a full year of operations for the MariMed business compared to only a ramp up period in the prior year and a contractually mandated increase of our CEO’s salary.

Other expenses include options expense to directors and officers of $45,946 for the year ended December 31, 2015 compared to option expense of $35,999 for the year ended December 31, 2014, an increase of 28%. Increase is due to issuing options to an officer in addition to the directors in 2015 whereby only directors received options in 2014.

(19)

We had interest income of $56,145 for the year ended December 31, 2015 compared to $0 for 2014, all of which is attributable to MariMed’s operations.

We had interest expense of $206,563 for the year ended December 31, 2015 compared to $56,203 for 2014. Interest expense is related to the convertible notes we signed in 2014. We had a loss on extinguishment of debt of $19,078 for the year ended December 31, 2014 compared to $0 for the year ended December 31, 2015.

We had a realized gain on trading securities of $0 in 2015 compared to $5,404 in 2014. We had an unrealized gain on trading securities of $480 for the year ended December 31, 2015 compared to $343 for the year ended December 31, 2014. We had an unrealized loss on the market value of our investment in a publicly traded security of $3,838 for the year ended December 31, 2015 compared to a loss of $10,355 for the year ended December 31, 2014. For the year ended December 31, 2014 we had a goodwill impairment loss of $6,524,054 from the acquisition of Sigal. The net loss attributed to non-controlling interest was $201,750 for the year ended December 31, 2014. The net income attributed to non-controlling interest for the year ended December 31, 2015 was $631,569.

As a result of the foregoing, for the year ended December 31, 2015 we had a loss of $1,846,903 compared to a loss of $7,421,291 for the year ended December 31, 2014.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $160,859 at December 31, 2015. At December 31, 2014 we had cash and cash equivalents of $988,268. We had capital expenditures of $3,048,776 in 2015 compared to $2,666 in 2014. We also acquired a license for several websites during 2014 at an aggregate cost of $400,000.

In the year ended December 31, 2015, MariMed raised $1,200,000 from issuing notes guaranteed by officers of MariMed. We raised an additional $1,525,469 from issuing Class A units in Mia Development. Additional funds will need to be raised in order for us to move forward with MariMed’s business plans. No assurances can be given that we will be able to raise any additional funds.

(20)

2016 Plans

During 2016, in addition to our efforts to increase sales in our existing MariMed operations we plan to attempt to expand our business by supporting more winning applications, management and turnkey solutions in the states of Delaware, Illinios and Nevada as well as increasing real estate income in Illinois. We also expect to launch our new licensed branded product line Kalm Fusion, enter into strategic alliances and relationships, explore acquisition opportunities, develop additional products and continue to extend our focus in the  medical marijuana market through the growth of the Company’s existing sales channels and through a variety of  additional sales channel relationships which are currently being explored.

No assurances can be given that any of these plans will come to fruition or that if implemented that they will necessarily yield positive results.

We do not expect significant revenues from our 3D operations until the lawsuits with respect to the underlying patents are resolved and we do not expect a decision from the US Patent Office until November 2016. In the event we determine that continued operation of the 3D business is hampering our ability to grow and develop our medical marijuana business, we will explore various ways to separate the two businesses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2015-16, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(21)

ITEM 8. FINANCIAL STATEMENTS.

(22)

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Worlds Online Inc. And Subsidiaries

We have audited the accompanying consolidated balance sheets of Worlds Online Inc. And Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worlds Online Inc. And Subsidiaries (a Delaware corporation) as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

September 23, 2016

www.llcpas.net

(23)

Worlds Online Inc. and its Subsidiaries
Consolidated Balance Sheets
As of December 31, 2015 and December 31, 2014
	31-Dec-15	31-Dec-14
	Audited	Audited
Current Assets
Cash	$160,859	$988,268
Account receivable	467,348	50,078
Prepaid expense	38,225	18,500
Due from third party	77,500	175,898
Due from - related party	104,494	59,486
Notes Receivables - Current	100,767	—
Other current asset	212	4,069
Total Current Assets	949,405	1,296,299

Long Term Assets
Website (net of accumulated amortization)	—	353,333
Notes receivable - long term	587,592	—
Property, Furniture and Equipment (net of accumulated depreciation)	84,140	2,666
Building Improvements (net of accumulated depreciation)	2,025,108	—
Land and improvements	71,488	—

Total Long Term Assets	2,768,328	355,999

TOTAL ASSETS	$3,717,733	$1,652,298

Current Liabilities
Account payable and accrued expenses	1,136,344	1,076,608
Account payable - related party	680,320	—
Due to related parties	125,902	1,930
Deferred revenue	226,950	226,950
Other payable	230,000	225,000
Total Current Liabilities	2,399,517	1,530,488

Notes Payables	3,250,000	2,050,000
Total Liabilities	$5,649,517	$3,580,488

Stockholders' (Deficit)
Common stock (Par value $0.001 authorized 100,000,000 shares, 32,120,446 and 31,954,236 common shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively)	$32,120	$31,954
Common stock subscribed but not yet issued (32,354,236 and 32,354,236 common shares as of December 31, 2015 and December 31, 2014, respectively)	32,354	32,354
Subscription receivable	(25,000)	—
Common stock Warrants	1,165,563	1,165,563
Additional paid in Capital	7,005,164	6,056,740
Accumulated deficit	(10,196,094)	(8,971,892)
Noncontrolling interest	54,109	(242,909)
Total stockholders' deficit	(1,931,783)	(1,928,190)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,717,733	$1,652,298

See Notes to Financial Statements

(24)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Operations
Year Ended December 31, 2015 and 2014
		Audited
	31-Dec-15		31-Dec-14
Revenues
Revenue	$1,270,176		$88,384

Total	1,270,176		88,384

Cost and Expenses

Cost of revenue	1,303,713		190,165

Gross Income/(Loss)	(33,537)		(101,781)

Equity compensation	45,946		35,999
Amortization of intangible asset	366,667		20,000
Consulting expense	60,000		60,000
Research & development	93,106		—
Selling, General & Admin.	588,282		302,270
Payroll and related taxes	503,033		297,298
Total expenses	1,657,034		715,567
Operating income/ (loss)	(1,690,571)		(817,348)

Other Income (Expense):
Interest expense	(206,563)		(56,203)
Interest income	56,145		—
Loss on extinguishment of Debt	—		(19,078)
Loss on conversion of payable to common stock	(2,556)		—
Realized loss on trading securities	—		—
Realized gain on trading securities	—		5,404
Unrealized loss on trading securities	(3,838)		(10,355)
Unrealized Gain on trading securities	480		343
Goodwill impairment loss	—		(6,524,054)
Total other income (expenses)	(156,332)		(6,603,943)

Net (Loss)	$(1,846,902)		$(7,421,291)
Less: Net income/(loss) attributable to noncontrolling interests	(631,569)		(201,750)
Net (loss) attributable to Worlds Online common shareholders	(1,215,334)		(7,219,541)
Weighted Average Loss per share (basic and fully diluted)	$(0.04)		$(0.23)
Weighted Average Common Shares Outstanding	31,976,154		31,899,874

See Notes to Financial Statements

(25)

Worlds Online Inc.
Statements of Stockholders Deficit
For the Year Ended December 31, 2015 and 2014

				Common	Common
				Shares	Stock		Common			Total
	Common	Common	Additional	Subscribed	Subscribed		Stock	Accumulated	Non-controlling	stockholders'
	Stock	Stock	Paid-in	but not	but not	Subscription	Warrants	Deficit	Interest	equity
	Shares	Amount	capital	Issued	Issued	Receivable				(deficit)

Balances, January 1, 2014	31,824,548	31,824	(458,218)	400,000	400	—	1,165,563	(1,752,352)	—	(1,012,782)

Stock options for directors and officers			$35,999							35,999

Payment of accrued expense with common stock	129,688	$130	$29,699							29,828

Acquisition of Sigal Consulting			$6,449,260	31,954,236	$31,954					6,481,214

Non-controlling interest									$(41,159)	(41,159)

Net Loss for the year ended December 31, 2014								$(7,219,541)	$(201,750)	(7,421,291)

Balances, December 31, 2014	31,954,236	$31,954	$6,056,740	32,354,236	32,354	—	1,165,563	(8,971,892)	(242,909)	(1,928,190)

Class A Shares in Mia Development			877,713			(25,000)			947,756	1,800,469

Stock options for directors and officers			45,946							45,946

Payment of accrued expense with common stock	166,210	166	24,765							24,931

Dividend paid								(8,868)	(19,169)	(28,037)

Net Loss for the year ended December 31, 2015								$(1,215,334)	$(631,569)	(1,846,902)

Balances, December 31, 2015	32,120,446	$32,120	$7,005,164	32,354,236	32,354	(25,000)	1,165,563	(10,196,094)	54,109	(1,931,783)

See Notes to Financial Statements

(26)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2015 and 2014

	Audited	Audited
	31-Dec-15	31-Dec-14
Cash flows from operating activities:
Net (loss)	$(1,215,334)	$(7,219,541)
Net Income (loss) attributable to noncontrolling interest	(631,569)	(201,750)

Adjustments to reconcile net (loss) to net cash (used in) operating activities

Loss on extinguishment of Debt	—	19,078
Stock and warrants issued for acquisition	—	6,524,054
Depreciation expense	839,336	—
Amortization of intangible asset	366,667	20,000
Realized gain on trading securities	—	(5,404)
Unrealized loss on trading securities	3,838	10,355
Unrealized gain on trading securities	(480)	(343)
Equity Compensation	45,946	35,999
Changes in operating assets and liabilities
Accounts receivable	(473,415)	(50,078)
Other current assets	3,857	(500)
Prepaid expense	(19,725)	—
Due from third party	(77,500)	—
Deposits	—	(18,500)
Accounts payable and accrued expenses	59,737	507,056
Accounts payable related party	700,761	(300,650)
Other payable	5,000	225,000
Net cash (used in) operating activities:	(392,881)	(455,224)

Cash flows from investing activities:
Proceeds from sales of trading securities	—	23,004
Notes receivable issued to third party	(456,316)	—
Purchase of website	—	(400,000)
Purchase of fixed assets	(3,048,776)	(2,666)
Net cash provided by investing activities:	(3,505,092)	(379,662)

Cash flows from financing activities:
Proceeds from notes payable	1,200,000	2,050,000
Dividend paid to investors	(8,868)	—
Proceeds from related party	378,964	(235,384)
Proceeds from Mia Dev Class A shares	1,500,469	—
Net cash provided by financing activities	3,070,565	1,814,616

Net (decrease) in cash and cash equivalents	(827,408)	979,730

Cash and cash equivalents beginning of period	988,268	8,538

Cash and cash equivalents end of period	$160,859	$988,268

Non-cash financing activities:
Common stock issued for accrued expense	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non cash Activities
Converting related party liabilities to Equity	$300,000	$—
Issuance Common stock to repay accounts payables	$24,932	$—

Schedule of non-financing activities
Acquisition of Sigal LLC:
Issuance of common stock	$—	$5,911,534
Issuance of option	—	569,682
Assuming of liabilities	—	1,832,020
Intangible asset	—	(391,111)
Other asset	—	(162,997)
Goodwill	—	(6,515,990)
Non-controlling interest	—	(32,448)
Cash acquired	—	$1,210,690

See Notes to Condensed Financial Statements

(27)

WORLDS ONLINE, INC.

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 2015 and 2014

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business

We currently operate in two separate segments with one segment being a 3D entertainment portal which leverages its proprietary licensed technology to offer visitors a network of virtual, multi-user environments which we call "worlds" and the second segment being a management company in the medical cannabis industry.

We were formed on January 25, 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly known as Worlds.com Inc.). Effective May 16, 2011 Worlds Inc. transferred to us the majority of its operations and related operational assets, except for its patent portfolio. Worlds Inc. has also given us a perpetual world-wide license to its patented technology. Pursuant to the license and we have the right to issue unlimited sublicenses to the licensed technology, subject to Worlds Inc.’s reasonable consent.

The assets transferred to us include: Worlds Inc.’s technology platform, Worlds Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures.

The transfer of assets occurred in the context of the spin-off by Worlds Inc. of its online and operational technologies businesses to us. The spin-off was effectuated by Worlds Inc. declaring a dividend of its shares of its then wholly-owned subsidiary, Worlds Online, Inc. with each share of Worlds Inc. to receive 1/3 of a share of Worlds Online with all fractional shares rounded up. Worlds Inc. did not want a trading market to develop for its shares until the SEC completed its review of its registration statement on Form 10. Accordingly, the actual distribution of the dividend did not occur until the payment date of March 12, 2012. Our stock is quoted on the OTC Bulletin Board. Approximately 23,859,248 shares were issued as part of the dividend distribution and immediately following the distribution Worlds Inc. continued to own approximately 19.6% of our outstanding shares. Worlds Inc. intends to dispose of its stock in an orderly fashion into the open market or in private sales, in either case in ways designed not to impact the market, but in any event within five years of the dividend payment debt. While it holds any of our shares it will vote them in proportion to the votes by other stockholders.

On May 19, 2014, Worlds Online Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc. (“MariMed”), a wholly owned subsidiary of the Company, Sigal Consulting LLC (“Sigal”), a Massachusetts limited liability company, and the Members of Sigal (“Sellers”). The transaction closed on September 29, 2014. Pursuant to the Agreement, the Company, through MariMed, acquired all of the assets of Sigal and the Sellers received the aggregate amount of (i) the Company’s common stock (WORX) equal to 50% of the Company’s outstanding common stock on the Closing Date; (ii) three million options to purchase shares of the Company’s common stock which are exercisable over five years with various exercise prices ranging from $0.15 to $0.35 and (iii) 49% of MariMed’s outstanding common stock. As a result, the Company’s ownership of MariMed was reduced from 100% to 51%.

The transaction was accounted for as a purchase acquisition/merger wherein the Company is both accounting acquirer and legal acquirer. Accordingly, the company recorded the assets purchased and liabilities assumed as part of the merger and the portion that the fair value of the common stock issued and options granted for acquisition over the book value of Sigal was recorded as goodwill, which was subsequently impaired in full.

(28)

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. We were not able to generate sufficient revenue or obtain sufficient financing which had a material adverse effect on our ability to grow our business. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Trading Securities

Trading securities are common stock in publicly traded companies, one that was received as compensation for performing consulting services. The other was purchased as an investment. The carrying value of the investments is the market price of the shares at December 31, 2015 and December 31, 2014. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid money market instruments, which have original maturities of three months or less at the time of purchase.

Revenue Recognition

The Company has the following source of revenue: VIP subscriptions to our Worlds Ultimate 3-D Chat service and consulting and other revenues from MariMed. The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectability is reasonable assured. This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed. Deferred revenue represents cash payments received in advance to be recorded as revenue when earned. The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

Research and Development Costs

Research and development costs will be charged to operations as incurred.

(29)

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

(30)

Accounts Payable Related Party

Accounts payable related party is comprised of cash payments made by Worlds Inc. on our behalf for shared operating expenses.

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

(31)

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of December 31, 2015, there were 9,250,000 options whose effect is anti-dilutive and not included in diluted net loss per share at December 31, 2015. The options may dilute future earnings per share.

(32)

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

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel. The Company is also subject to risks arising from its medical marijuana related business inasmuch as marijuana is still a federally prohibited substance.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2015 or 2014.

(33)

Acquisition

On September 29, 2014 our wholly-owned subsidiary, MariMed Advisors Inc. ("MariMed"), acquired all of the outstanding assets of Sigal Consulting LLC ("Sigal") from its members, The purchase price consisted of 31,954,236 shares of the Company's common stock, 3 million five-year options to purchase additional shares of our common stock at prices ranging from $0.15 - $0.35 per share and which vest over two years and 49% of MariMed's outstanding equity. The fair value of the common stock issued was $5,911,534 determined by the fair value of the Company’s Common Stock on the closing date, at a price of approximately $0.185 per share. The fair value of the stock options was $569,682 measured using the Black-Scholes valuation model on the grant date, assuming approximately 1.56% risk-free interest, 0% dividend yield, 311% volatility, and expected life of five years. The fair value of common stock issued and options granted for acquisition over the book value of Sigal is recorded as goodwill, which was subsequently impaired in full. One of the owners of Sigal, Robert Fireman, is a director of the Company.

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

(34)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Worlds Online Inc. has had only minimal revenues from operations, has a negative working capital, and has a negative stockholders deficit and negative cash flows from operations. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to fully implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will likely have a material adverse effect on the Company, including possibly requiring the Company to reduce and/or cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - USE OF EQUITY AS COMPENSATION

During the year ended December 31, 2015, the Company issued an aggregate of 166,210 shares of common stock as payment for an accrued expense with an aggregate value of $22,375.

During the year ended December 31, 2015, the Company issued 300,000 options to the Company's directors. The directors each received 100,000 options for serving as board members in 2015. The stock options allow each director to purchase 100,000 shares of the Company's common stock at $0.13 per share per each individual option. An additional 300,000 options were issued to the Chief Financial Officer of the Company. The stock options to the Company's Chief Financial Officer allow for the purchase of 300,000 shares of the Company's common stock at $0.13 per share per each individual option. The options expire on June 29, 2020. Refer to Note 6 for further discussion.

During the year ended December 31, 2015, the Company issued 55,000 warrants to two accredited investors. The warrants allow the investors to purchase 55,000 shares of the Company's common stock at $0.10 per share per each warrant. The warrants expire on June 30, 2018.

During the year ended December 31, 2014, the Company issued an aggregate of 129,688 shares of common stock as payment for an accrued expense with an aggregate value of $10,750.

NOTE 4 - DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the year ended December 31, 2015, no services were provided. The deferred revenue balance is $226,950.

NOTE 5 - PROPERTY AND EQUIPMENT

During the year ended December 31, 2015 Mia Development LLC, a subsidiary of MariMed purchased $3,048,776 in building improvements, land and equipment. There was $2,666 in property and equipment on the balance sheet at December 31, 2014 and $84,140 at December 31, 2015. Depreciation expense for the year ended December 31, 2015 was $839,336. There was no depreciation expense in the year ended December 31, 2014. Refer to Note 15 for further discussion.

(35)

NOTE 6 - STOCK OPTIONS

During the year ended December 31, 2015, the Company issued 300,000 options to the Company’s directors. The directors each received 100,000 options for serving as board members in 2015. An additional 300,000 options were issued to the Chief Financial Officer of the Company. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.13 per share per each individual option. The stock options to the Company’s Chief Financial Officer allow for the purchase of 300,000 shares of the Company’s common stock at $0.13 per share per each individual option. The options expire on June 29, 2020.

During the year ended December 31, 2015, the Company recorded an Equity compensation expense of $45,946 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.63% risk-free interest, 0% dividend yield, 175% volatility, and expected life of 5 years.

During the year ended December 31, 2015, the Company issued 55,000 warrants and recorded a warrant expense of $7,036 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.63% risk-free interest, 0% dividend yield, 271% volatility, and expected life of 3 years.

No stock options or warrants were exercised during the year ended December 31, 2015.

During the year ended December 31, 2014, the Company issued 450,000 stock options to Directors of the Company. The Company issued 100,000 options to each of the Company’s independent directors for serving as a Director in 2014. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.08 per share per each individual option. The options expire on January 2, 2019. The Company issued an additional 150,000 options to the new Director for joining the board during the year. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options.

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

During the year ended December 31, 2014, no stock options or warrants were exercised. There were no outstanding warrants as of December 31, 2014.

Stock options outstanding and exercisable as of December 31, 2015 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.08	450,000	3.00
$0.025	200,000	2.00
$0.025	500,000	1.97
$0.01	4,500,000	1.67
$0.13	600,000	4.50
$0.15	1,000,000	3.39
$0.25	1,000,000	3.39
$0.35	1,000,000	3.39
	9,250,000
Exercisable
$0.08	450,000	3.00
$0.025	200,000	2.00
$0.025	500,000	1.97
$0.01	4,500,000	1.67
$0.15	1,000,000	3.39
	6,650,000

(36)

NOTE 7 - INCOME TAXES

At December 31, 2015, the Company had federal and state net operating loss carry forwards of approximately $2,942,820 that expire in 2036.

Due to operating losses, there is no provision for current federal or state income taxes for the periods ended December 31, 2015 or 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2015 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $1,326,000 less a valuation allowance in the amount of approximately $1,326,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The measurement valuation allowance increased by $293,232 and $349,000 during the 2015 and 2014 periods respectively.

The Company’s total deferred tax asset as of December 31, 2015 is as follows:

Deferred tax asset – gross	$1,326,000
Valuation allowance	(1,326,000)
Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the periods ended December 31, 2015 and 2014 is as follows:

	2015	2014
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39%)	(39%)
Total deferred tax asset	0%	0%

NOTE 8 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Gain/(Loss)
Paid, Inc.	$13,200	$212	$(12,987)
Global Links Corp.	$381	$0	$(381)

Fair market measurement at December 31, 2015 were computed using quoted prices in an active market for identified assets, (level 1). The shares were obtained as compensation for performing consulting services.

An unrealized loss of $3,838, and a $480 unrealized gain are included in the Company Statements of Operations for the periods ended December 31, 2015.

An unrealized loss of $10,355, an unrealized gain of $343 and a $5,404 realized gain are included in the Company Statements of Operations for the periods ended December 31, 2014.

(37)

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

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue of $226,950 at December 31, 2015 and December 31, 2014 was transferred from Worlds, Inc.

The due from related party balance for 2015 is comprised of cash payments made by us to pay some shared operating expenses on behalf of Worlds Inc. during the year. The balance at December 31, 2015 is a receivable due from Worlds Inc. in the amount of $39,380. The remaining balance in the account are balances due from Mari Holdings IL, Mari Holdings NV, Sigal Health and Sigal Holdings related to the transfer of all balances in the acquisition of Sigal Consulting LLC. Included in the accompanying Balance Sheets at December 31, 2014 is the account receivable related party of $9,426.

The due to related parties for 2015 is comprised of cash received from related parties to pay for operating expenses and include advances made by a Director of Worlds Online Inc and an employee of MariMed. The balance at December 31, 2015 is $125,902 and as of December 31, 2014 the balance was $1,930.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of Worlds Inc. common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vested on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination. The balance due Mr. Kidrin at December 31, 2015 and December 31, 2014 is $599,265 and $387,457 respectively, and are included in accrued expenses.

(38)

NOTE 11 - NON-CONTROLLING INTEREST

Effective September 29, 2014, in connection with the acquisition of Sigal Consulting LLC., the Company’s percentage of ownership in MariMed Advisors, Inc., its subsidiary, decreased from 100% to 51%. The acquisition resulted in an allocation of ownership interest valued at $(41,159) to the non-controlling shareholders.

During December 31, 2015 year ended, $(635,569) net loss attributed to non-controlling interest. On December 31, 2015 the non-controlling interest is $(526,977). During December 31, 2014 year ended, $201,750 net loss attributed to noncontrolling interest. On December 31, 2014 the noncontrolling interest is $(242,909).

NOTE 12 - LOSS ON EXTINGUISHMENT OF DEBT

During the year ended December 31, 2014, the Company issued 129,688 shares of common stock with a $29,828 fair market value to pay off the accrued expense in amount of $10,750. The $19,078 difference between the fair market value of the common stock and the balance of accrued expense was booked as loss on extinguishment of debt.

NOTE 13 - GOODWILL IMPAIRMENT LOSS

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

The purchase price consisted of 31,954,236 shares of our common stock, 3 million five-year options to purchase additional shares of our common stock at prices ranging from $0.15 - $0.35 per share and which vest over two years and 49% of MariMed's outstanding equity. The fair value of the common stock was $5,911,534 determined by the fair value of the Company’s Common Stock on the closing date, at a price of approximately $0.185 per share. The fair value of the stock options was $569,682 measured using the Black-Scholes valuation model on the grant date, assuming approximately 1.56% risk-free interest, 0% dividend yield, 311% volatility, and expected life of five years. The fair value of common stock and options for the acquisition over the book value of Signal is recorded as goodwill, which was subsequently impaired in full.

(39)

NOTE 14– SEGMENT REPORTING:

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers.

The Company has two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:  Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the two operating segments.

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company's reportable segments as of and for the fiscal years ended December 31, 2015 and December 31, 2014:

	Fiscal Year Ended
	December 31,	December 31,
	2015	2014
Revenues:
Worlds Online	$798	$806
MariMed	1,326,003	87,578
Consolidated revenues	$1,270,176	$88,384

Depreciation and amortization:
Worlds Online	$—	$—
MariMed	1,206,003	20,000
Depreciation and amortization	$1,206,003	$20,000

Loss before taxes
Worlds Online	$(600,378)	$(6,817,846)
MariMed	(1,246,525)	(603,445)
Loss before taxes	$(1,846,903)	$(7,421,291)
Capital Expenditures:
Worlds Online	$—	$—
MariMed	3,048,776	2,666
Combined capital expenditures	$3,048,776	$2,666

Assets:
Worlds Online	$40,935	$224,018
MariMed	3,676,798	1,428,281
Combined assets	$3,717,733	$1,652,298

NOTE 15 – MATERIAL TRANSACTIONS

Mia Development LLC (“Mia”) entered into a long term lease with First State Compassion Center. Mia is currently subleasing the building but has signed an Agreement of Sales with the owner. Upon First State Compassion Center securing licenses and permits for the growing and sale of medical marijuana in the state, Mia may purchase the building. If the tenant is unable to secure the appropriate licenses and permits, the Agreement of Sale to purchase the building will be null and void.

In January of 2015, First State Compassion Center Inc. issued a promissory note to Mia in the amount of $1,100,000. The note carries a 12.5% interest rate and is due on December 31, 2019. During 2015, the note will act as a revolving credit line. Whatever the outstanding balance is eight months from the date of execution shall be fixed as the amount due and payable of the note, not to exceed $1,100,000. The balance of the note on December 31, 2015 is $688,359.

During the year ended December 31, 2015 Mia issued shares of Class A units for $1,669,950. As part of the operating agreement, the Class A members will receive seventy percent of the operating cash flow until they receive 100% of their investment back.

(40)

NOTE 16 – NOTES PAYABLE

During the year ended December 31, 2015, MariMed borrowed $1,575,000 via promissory notes and repaid $375,000 before year end. The notes mature between July 15, 2015 and January 7, 2016 and carry a ten percent interest rate.

Two of the notes were converted to Class A shares in the Mia in February of 2016. The remaining notes have reached maturity but are still outstanding and being paid interest at a rate of ten percent.

NOTE 17 - SUBSEQUENT EVENT

MariMed borrowed $950,000 during February and April of 2016. The promissory notes for these loans carry annual interest rates of 10% and 12% and one is payable on December 31, 2016 and the other is payable on May 1, 2018.

The Company converted two of the notes payable outstanding at December 31, 2015, plus accrued interest into Class A units in Mia Development.

During February of 2016 the Company issued a warrant to purchase 200,000 shares of common stock at a price of $0.10 per share. The warrant expires on February 18, 2019.

(41)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2015 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal controls over financial reporting was effective as December 31, 2015 at the reasonable assurance level.

(42)

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

(43)

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

Name	Age	Position
Thomas Kidrin	63	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	55	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	69	Director
Robert Fireman	67	Director
Edward Gildea	65	Director

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

(44)

Robert Fireman, a director since our formation, is a seasoned executive in the building of technology and consumer driven companies. He brings to Worlds vast experience in the development of real time, loyalty based, stored value products and services. Mr. Fireman was a founder and former Director and General Manager of SmartSource Direct, Inc., a subsidiary of News America Marketing (News Corp). Mr. Fireman was responsible for the development, marketing and distribution of card-based loyalty, financial, and database products & services in retail, grocery and drug store chains encompassing over 50,000 stores throughout the U.S. Mr. Fireman has been a practicing attorney for over 25 years. Mr Fireman is the CEO of MariMed and a former owner of Sigal Consulting.

Mr. Gildea contributes expertise in areas of mergers & acquisitions, strategic planning, funding, business development and executive leadership. He has many years of experience as a board member. Mr. Gildea was the CEO, President, and Chairman of the Board Of Directors of Converted Organics Inc., a publicly held company that manufactures organic fertilizer by recycling food waste, from January 2006 until June 2013. He was also a lawyer for, and COO of, QualityMetric Inc. (healthcare) from 2000-2005 and Grolier Incorporated (publishing) from1980-1989. He spent 10 years at the Kellogg Company (1990-2000) as their vice president of legal where he managed and supervised a legal team responsible for executing mergers, acquisitions and divestitures. He is currently a member of the board of directors of WPCS International Inc. (wireless communications) and Worlds Inc. (intellectual property). He received his undergraduate degree from The College of the Holy Cross and his law degree from Suffolk University.

The board of directors did not meet during 2015 and did not act by written consent during the year. The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

Family Relationships

None.

Legal Proceedings

None.

(45)

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

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethics was filed  as Exhibit 14.1 to a previous annual report. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications we make

•	Compliance with applicable governmental laws, rules and regulations

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•	Accountability for adherence to the code

(46)

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2015.  Except as disclosed below, we believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.  Each of our directors and other 5% owners did not timely file one Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal period ending December 31, 2015 and 2014, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and CEO	2015	$0	0	0	0	0	0	$0
	2014	$60,577	0	0	0	0	0	$60,577
						0
Christopher Ryan VP and CFO	2015	$0	0	0	0	0	0	0
	2014	$0	0	0	0	0	0	$0

(1) The compensation reported on the Table does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) The balance of Mr. Kidrin’s salary as per the terms of his employment agreement has been accrued.

(47)

Stock Option Grants

The following table sets forth information as of December 31, 2015 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2015

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	4,500,000	0	0	$0.01	09-30-17
Chris Ryan	300,000	0	0	$0.025	12-19-17
Chris Ryan		300,000	0	$0.13	06-29-20

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2015 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($)

Robert Fireman	0	0	12,970	12,970
Bernard Stolar	0	0	12,970	12,970
Edward Gildea	0	0	12,970	12,970

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2015 fiscal year for the fair value of stock options granted to the named director in fiscal year 2015, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

(48)

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

Stock Option Plan

On May 31, 2011, our board of directors adopted the 2011 Stock Award and Incentive Plan which plan was presented to, and approved by, our then sole stockholder, Worlds Inc. That approval notwithstanding, we intend to present the plan to our shareholders for their ratification at our next annual meeting.  The plan provides for the issuance of up to nine million options and/or shares of restricted stock of which not more than eight million can be incentive stock options.  To date, 6,250,000 options have been issued to Directors and officers under the plan.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	4,500,000		0	$0.01	09-30-17
Christopher Ryan	300,000		0	0.025	12-19-17
Christopher Ryan	0	300,000	0	0.13	06-29-20

(49)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of August 31, 2016, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Directors and executive officers; (ii) each person known to us who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF AUGUST 31, 2016

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner		% of Class(2)
Worlds Inc.	5,936,115	(3)	9.3%
Thomas Kidrin	6,596,667	(4)	9.6%
Chris Ryan	1,582,497	(5)	2.4%
Robert Fireman	5,233,087	(6)	7.6%
Bernard Stolar	400,000	(7)	0.6%
Edward Gildea	350,000	(7)	0.5%
Gerry McGraw	7,029,932		11.0%
Jimmie Griffin	7,029,932		11.0%
Jon Levine	4,764,377		7.4%
Tim Shaw	3,834,508		6.0%
All directors and executive officers as a group (five persons)	14,162,1242	(8)	20.1%

(1)	Unless stated otherwise, the business address for each person named is c/o Worlds Online Inc., 11 Royal Road, Brookline, MA 02445

(2)	Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

(3)	Worlds Inc, intends to dispose of its stock in an orderly fashion into the open market or in private sales, in either case in ways designed not to impact the market, but in any event within five years. While it holds any shares it will vote them in proportion to the votes by other stockholders.

(4)	Includes 4.5 million currently exercisable stock options. Due to the size of Mr. Kidrin’s holdings and his position with the company, the stock certificates representing Mr. Kidrin’s shares will carry restrictive legends indicating that all of his shares are subject to restrictions on transferability.

(5)	Includes 600,000 currently exercisable stock options.

(6)	Includes 400,000 currently exercisable stock options.

(7)	Consists of currently exercisable stock options.

(8)	Includes 6,250,000 currently exercisable stock options.

(50)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, L&L CPAS P.A. (“L&L”), for our audit of the annual financial statements for the years ended December 31, 2015 and 2014. L&L (then operating under its previous name) was retained as our auditor in May 2011. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2015		2014
	L&L		L&L

Audit Fees (1)	$13,900	(2)	$13,900
Audit-Related Fees (4)	0		0
Tax Fees (5)	9,000		9,000
All Other Fees (6)	0		0
Total Accounting Fees and Services	$22,900		$22,900

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for L&L in 2015 and 2014 relate to (i) the audit of our annual financial statements for the year ended December 31, 2015 and 2014, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2015 and 2014.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by L&L CPAS P.A. were pre-approved by our Board of Directors.

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

(51)

ITEM 15. EXHIBITS.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant (a)

3.2	By-Laws - Restated as Amended (a)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (d)

10.2	Worlds Online 2011 Stock Option and Restricted Stock Award Plan (a)

10.3	License Agreement between Worlds Inc. and Registrant dated as of May 16, 2011.(b)

10.4	Letter Agreement between Worlds Inc. and Pearson Inc. dated November 20, 2000 (b)

10.5	Letter Agreement between Worlds Inc. and Pearson Inc. dated December 3 20, 2007 (b)

10.6	Web Design and Content Supply Agreement between Worlds.com Inc. and Pearson Education, Inc. dated April 3, 2009 (c)

21	List of Subsidiaries*

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer *

32.2.	Section 1350 Certifications of Chief Financial Officer *

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a) Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b) Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433), Amendment No. 2 filed on October 7, 2011.

(c) Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433), Amendment No. 3 filed on December 6, 2011.

(d) Filed previously as an exhibit to Registrants Annual Report on Form 10-KSB filed on April 12, 2012 and incorporated herein by reference.

* Filed herewith

(52)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 27, 2016

WORLDS ONLINE INC.

(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Office

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                                      Title                                                              Date

/s/ Thomas Kidrin                           President, Chief Executive Officer                      September 27, 2016

Thomas Kidrin                                and Director

/s/ Christopher J. Ryan                   Vice President - Finance, CFO                           September 27, 2016

Christopher J. Ryan

/s/ Bernard Stolar                           Director                                                            September 27, 2016

Bernard Stolar

/s/ Robert Fireman                          Director                                                            September 27, 2016

Robert Fireman

/s/ Edward Gildea                           Director                                                             September 27, 2016

Edward Gildea

(53)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant (a)

3.2	By-Laws - Restated as Amended (a)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (d)

10.2	Worlds Online 2011 Stock Option and Restricted Stock Award Plan (a)

10.3	License Agreement between Worlds Inc. and Registrant dated as of May 16, 2011.(b)

10.4	Letter Agreement between Worlds Inc. and Pearson Inc. dated November 20, 2000 (b)

10.5	Letter Agreement between Worlds Inc. and Pearson Inc. dated December 3 20, 2007 (b)

10.6	Web Design and Content Supply Agreement between Worlds.com Inc. and Pearson Education, Inc. dated April 3, 2009 (c)

21	List of Subsidiaries *

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer *

32.2.	Section 1350 Certifications of Chief Financial Officer *

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a) Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b) Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433), Amendment No. 2 filed on October 7, 2011.

(c) Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433), Amendment No. 3 filed on December 6, 2011.

(d) Filed previously as an exhibit to Registrants Annual Report on Form 10-KSB filed on April 12, 2012 and incorporated herein by reference.

* Filed herewith

(54)