Form 10-Q
period 2016-03-31
WORLDS ONLINE INC.
filed 2016-11-01
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2016

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

617-909-4043
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

As of October 16, 2016, 64,074,683 shares of the Issuer's Common Stock were outstanding.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Online Inc.

(2)

Worlds Online Inc. and its Subsidiaries
Consolidated Balance Sheets
As of March 31, 2016 and December 31, 2015
	Unaudited	Audited
	31-Mar-16	31-Dec-15
Current Assets
Cash	$601,145	$160,859
Account receivable	642,972	467,348
Prepaid expense	38,025	38,225
Due from third party	252,000	77,500
Due from - related party	36,796	104,494
Notes Receivables-Current	100,767	100,767
Other current asset	914	212
Total Current Assets	1,672,619	949,405

Long Term Assets
Notes receivable-long term	580,544	587,592
Property, Furniture and Equipment (net of accumulated depreciation)	169,590	84,140
Building Improvements (net of accumulated depreciation)	2,875,574	2,025,108
Land and improvements	89,988	71,488
Total Long Term Assets	3,715,696	2,768,328

TOTAL ASSETS	$5,388,315	$3,717,733

Current Liabilities
Account payable and accrued expenses	1,080,429	1,136,343
Account payable - related party	743,552	680,320
Bank Line of Credit	823,897	—
Due to related parties	88,744	125,902
Deferred revenue	226,950	226,950
Other payable	225,000	230,000
Total Current Liabilities	3,188,572	2,399,517

Notes Payables	3,650,000	3,250,000
Total Liabilities	$6,838,572	$5,649,517

Stockholders' (Deficit)
Common stock (Par value $0.001 authorized 100,000,000 shares, 32,120,446 common shares issued and outstanding as of March 31, 2016 and December 31, 2015)	$32,120	$32,120
Common stock subscribed but not yet issued (31,954,236 and 32,354,236 common shares as of March 31, 2016 and December 31, 2015, respectively)	31,954	32,354
Subscription receivable	(25,000)	(25,000)
Common stock Warrants	1,165,563	1,165,563
Additional paid in Capital	7,367,409	7,005,164
Accumulated deficit	(10,296,629)	(10,196,094)
Noncontrolling interest	274,326	54,109
Total stockholders' deficit	(1,450,257)	(1,931,783)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,388,315	$3,717,733

See Notes to Condensed Financial Statements

(3)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Operations
Three Months Ended March 31, 2016 and 2015
	Three Months Ended
	Unaudited
	31-Mar-16		31-Mar-15
Revenues
Revenue		$614,456	$96,235

Total		614,456	96,235

Cost and Expenses

Cost of revenue		316,230	108,546

Gross Income/(Loss)		298,226	(12,311)

Amortization of intangible asset		—	6,667
Consulting expense		15,000	15,000
Depreciation expense		35,439	—
Selling, General & Admin.		112,709	99,935
Payroll and related taxes		120,531	155,194
Total expenses		283,679	276,796
Operating income/(loss)		14,547	(289,107)

Other Income (Expense):
Interest expense		(92,712)	(30,329)
Interest income		20,855	—
Warrant expense		(5,154)	—
Unrealized Gain on trading securities		702	480
Total other income (expenses)		(76,309)	(29,849)

Net (Loss)		$(61,762)	$(318,956)
Less: Net income/(loss) attributable to noncontrolling interests		38,773	(110,762)
Net (loss) attributable to Worlds Online common shareholders		(100,535)	(208,194)
Weighted Average Loss per share (basic and fully diluted)	$	**	$(0.01)
Weighted Average Common Shares Outstanding		31,976,154	31,954,236
**Less than $0.01

See Notes to Condensed Financial Statements

(4)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016 and 2015

	Unaudited	Unaudited
	3/31/2016	3/31/2015
Cash flows from operating activities:
Net (loss)	$(100,535)	$(208,194)
Net Income (loss) attributable to noncontrolling interest	38,773	(110,762)

Adjustments to reconcile net (loss) to net cash (used in) operating activities

Depreciation expense	35,439	—
Amortization of intangible asset	—	6,667
Unrealized gain on trading securities	(702)	(480)
Changes in operating assets and liabilities
Accounts receivable	(175,624)	(55,650)
Other current assets	(702)	500
Prepaid expense	200
Due from third party	(174,500)	(146,068)
Deposits	—	—
Accounts payable and accrued expenses	(55,914)	807,030
Accounts payable related party	193,266	(118,533)
Other payable	(5,000)	—
Net cash (used in) operating activities:	(245,298)	174,510

Cash flows from investing activities:
Cash used for trading securities	—	—
Notes receivable issued to third party	7,048	—
Purchase of fixed assets	(990,504)	(1,407,978)
Net cash provided by investing activities:	(983,456)	(1,407,978)

Cash flows from financing activities:
Proceeds from notes payable	950,000	—
Bank line of credit	823,897	—
Proceeds from related party	(104,856)	229
Proceeds from Mia Dev Class A shares	—	350,000
Net cash provided by financing activities	1,669,041	350,229

Net (decrease) in cash and cash equivalents	440,287	(883,239)

Cash and cash equivalents beginning of period	160,859	988,268

Cash and cash equivalents end of period	$601,145	$105,029

Non-cash financing activities:
Common stock issued for accrued expense	$—	—

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$62,046	$—
Income taxes	$—	$—

Non cash Activities

See Notes to Condensed Financial Statements

(5)

Worlds Online Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2016 and 2015

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

We were formed on January 25, 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly known as Worlds.com Inc.). Effective May 16, 2011 Worlds Inc. transferred to us the majority of its operations and related operational assets, except for its patent portfolio. Worlds Inc. has also given us a perpetual world-wide license to its patented technology. Pursuant to the license we have the right to issue unlimited sublicenses to the licensed technology, subject to Worlds Inc.’s reasonable consent.

The assets transferred to us include: Worlds Inc.’s technology platform, Worlds Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures.

The transfer of assets occurred in the context of the spin-off by Worlds Inc. of its online and operational technologies businesses to us. The spin-off was effectuated by Worlds Inc. declaring a dividend of its shares of its then wholly-owned subsidiary, Worlds Online, Inc. with each share of Worlds Inc. to receive 1/3 of a share of Worlds Online with all fractional shares rounded up. Worlds Inc. did not want a trading market to develop for its shares until the SEC completed its review of its registration statement on Form 10. Accordingly, the actual distribution of the dividend did not occur until the payment date of March 12, 2012. Our stock is quoted on the OTC Bulletin Board. Approximately 23,859,248 shares were issued as part of the dividend distribution and immediately following the distribution Worlds Inc. continued to own approximately 19.6% of our outstanding shares. Worlds Inc. intends to dispose of its stock in an orderly fashion into the open market or in private sales, in either case in ways designed not to impact the market, but in any event within five years of the dividend payment debt to the extent reasonably practical. While it holds any of our shares it will vote them in proportion to the votes by other stockholders.

On May 19, 2014, we entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc. (“MariMed”), a wholly owned subsidiary of the Company, Sigal Consulting LLC (“Sigal”), a Massachusetts limited liability company, and the Members of Sigal (“Sellers”). The transaction closed on September 29, 2014. Pursuant to the Agreement, the Company, through MariMed, acquired all of the assets of Sigal and the Sellers received the aggregate amount of (i) the Company’s common stock (WORX) equal to 50% of the Company’s outstanding common stock on the Closing Date; (ii) three million options to purchase shares of the Company’s common stock which are exercisable over five years with various exercise prices ranging from $0.15 to $0.35 and (iii) 49% of MariMed’s outstanding common stock. As a result, the Company’s ownership of MariMed was reduced from 100% to 51%.

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

Trading Securities

Trading securities are common stock in publicly traded companies. One was received as compensation for performing consulting services and the other was purchased as an investment. The carrying value of the investments is the market price of the shares at March 31, 2016 and December 31, 2015. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid money market instruments, which have original maturities of three months or less at the time of purchase.

Revenue Recognition

The Company has the following source of revenue: VIP subscriptions to our Worlds Ultimate 3-D Chat service and consulting and other revenues from MariMed Advisors.  The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured.  This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.  Deferred revenue represents cash payments received in advance to be recorded as revenue when earned.  The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of March 31, 2016, there were 9,250,000 options whose effect is anti-dilutive and not included in diluted net loss per share at March 31, 2016. The options may dilute future earnings per share.

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

(9)

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2014 or 2013.

Acquisition

On September 29, 2014 the registrant's wholly-owned subsidiary, MariMed Advisors Inc. ("MariMed"), acquired all of the outstanding equity interests of Sigal Consulting LLC ("Sigal") from its members, The purchase price, which was distributed to the sellers of Sigal, consisted of 31,954,236 shares of the Company's common stock, 3 million five-year options to purchase additional shares of the registrant's common stock at prices ranging from $0.15 - $0.35 per share and which vest over two years and 49% of MariMed's outstanding equity. The fair value of the common stock issued was $5,911,534 determined by the fair value of the Company’s Common Stock on the closing date, at a price of approximately $0.185 per share. The fair value of the stock options was $569,682 measured using the Black-Scholes valuation model on the grant date, assuming approximately 1.56% risk-free interest, 0% dividend yield, 311% volatility, and expected life of five years. The fair value of common stock issued and options granted for acquisition over the book value of Signal is recorded as goodwill, which was subsequently impaired in full. One of the owners of Sigal, Robert Fireman, is a director of the Company.

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

NOTE 3 - USE OF EQUITY AS COMPENSATION

In the past the Company has issued shares of common stock as payment for services rendered. No shares were issued during the three months ended March 31, 2016 or 2015.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, no services were provided. The deferred revenue balance is $226,950.

NOTE 5- PROPERTY AND EQUIPMENT

During the three months ended March 31, 2016 the Company purchased $653,699 in building improvements and equipment. All purchases were related to our MariMed subsidiary. During the three months ended March 31, 2015 the Company purchased $1,407,978 in building improvements and equipment. All purchases were related to our MariMed subsidiary.

NOTE 6 – STOCK OPTIONS

During the three months ended March 31, 2016, the Company issued 40,000 warrants and recorded a warrant expense of $5,154 equal to the estimated fair value of the warrants at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.24% risk-free interest, 0% dividend yield, 298% volatility, and expected life of 3 years. There were no stock options issued during the three months ended March 31, 2016.

During the three months ended March 31, 2015, no stock options or warrants were exercised.

Stock options outstanding and exercisable as of March 31, 2016 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.08	450,000	2.75
$0.025	200,000	1.75
$0.025	500,000	1.72
$0.01	4,500,000	1.42
$0.13	600,000	4.25
$0.15	1,000,000	3.14
$0.25	1,000,000	3.14
$0.35	1,000,000	3.14
	9,250,000
Exercisable
$0.08	450,000	2.75
$0.025	200,000	1.75
$0.025	500,000	1.72
$0.01	4,500,000	1.42
$0.15	1,000,000	3.14
	6,650,000

NOTE 7 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Gain/(Loss)
Paid, Inc.	$13,200	$915	$(12,285)
Global Links Corp.	$381	$0	$(381)

Fair market measurement at March 31, 2016 was computed using quoted prices in an active market for identified assets, (level 1). The shares were obtained as compensation for performing consulting services. There was an unrealized gain of $702 for the three months ended March 31, 2016. There was an unrealized gain of $480 for the three months ended March 31, 2015.

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

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue of $226,950 at March 31, 2016 and March 31, 2015 was transferred from Worlds, Inc.

The due from related party balance for 2016 is comprised of cash payments made by us to pay some shared operating expenses on behalf of Worlds Inc. during the year. The balance at March 31, 2016 is a receivable due from Worlds Inc. in the amount of $18,247. The remaining balance in the account are balances due from Mari Holdings IL, Mari Holdings NV, Sigal Health and Sigal Holdings related to the transfer of all balances in the acquisition of Sigal Consulting LLC.

The due from related party balance for December 31, 2015 is comprised of cash payments made by us to pay some shared operating expenses on behalf of Worlds Inc. during the year. The balance at December 31, 2015 is a receivable due from Worlds Inc. in the amount of $39,380. The remaining balance in the account are balances due from Mari Holdings IL, Mari Holdings NV, Sigal Health and Sigal Holdings related to the transfer of all balances in the acquisition of Sigal Consulting LLC.

The due to related parties for 2015 is comprised of cash received from related parties to pay for operating expenses and include advances made by a Director of Worlds Online Inc and an employee of MariMed. The balance at March 31, 2016 is $88,744. The balance at December 31, 2015 is $125,902.

NOTE 9 – Commitments and Contingencies

The Company is committed to an employment agreement with it’s President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of Worlds Online Inc. common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vest on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination. The balance due Mr. Kidrin at March 31, 2016 is $657,497 and is included in accrued expenses. The balance due Mr. Kidrin at December 31, 2015 is $599,265 and is included in accrued expenses.

NOTE 10 - NON-CONTROLLING INTEREST

Effective September 29, 2014, in connection with the acquisition of Sigal Consulting LLC., the Company’s percentage of ownership in MariMed Advisors, Inc., its subsidiary, decreased from 100% to 51%. The acquisition resulted in an allocation of ownership interest valued at $(41,159) to the noncontrolling shareholders.

During the three months ended March 31, 2016, $38,773 net income attributed to noncontrolling interest. On March 31, 2016 the noncontrolling interest is $274,326.

During the three months ended March 31, 2015, $110,762 net loss attributed to noncontrolling interest. On December 31, 2015 the noncontrolling interest is $54,109.

(12)

NOTE 11 – SEGMENTS

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers.

	Three Months Ended
	March 31,	March 31,
	2016	2015
Revenues:
Worlds Online	$213	$503
MariMed	614,243	95,732
Consolidated revenues	$614,456	$96,235

Depreciation and amortization:
Worlds Online	$—	$—
MariMed	35,439	6,667
Depreciation and amortization	$35,439	$6,667

Profit/(Loss) before taxes
Worlds Online	$(132,521)	$(112,179)
MariMed	70,759	(206,776)
Profit/(Loss) before taxes	$(61,762)	$(318,956)
Capital Expenditures:
Worlds Online	$—	$—
MariMed	990,504	1,407,978
Combined capital expenditures	$990,504	$1,407,978

Assets:
Worlds Online	$20,311	$32,605
MariMed	5,368,004	3,685,128
Combined assets	$5,388,315	$3,717,733

NOTE 12 – MATERIAL TRANSACTION

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

In January of 2015, First State Compassion Center Inc. issued a promissory note to Mia in the amount of $1,100,000. The note carries a 12.5% interest rate and is due on December 31, 2019. During 2015, the note will act as a revolving credit line. Whatever the outstanding balance is eight months from the date of execution shall be fixed as the amount due and payable of the note, not to exceed $1,100,000. The balance of the note on March 31, 2016 is $681,311.

NOTE 13 - SUBSEQUENT EVENT

On April 14, 2016, the Company issued 31,954,237 shares of the Company’s common stock to the members of Sigal Consulting LLC as part of the May 19, 2014 Membership Interest Purchase Agreement between MariMed and Sigal.

In May 2016, Mari Holdings IL LLC issued a 10 year note payable to Du Quoin State Bank in the amount of $900,000 at 6.5% interest per annum.

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

Overview

General

We currently operate in two separate segments with one segment being a 3D entertainment portal which leverages its proprietary licensed technology to offer visitors a network of virtual, multi-user environments which we call "worlds" and the second segment being a management company in the medical cannabis industry operating through a subsidiary, MariMed.

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

The transfer of assets occurred in the context of the spin-off by Worlds Inc. of its online and operational technologies businesses to us. The spin-off was effectuated by Worlds Inc. declaring a dividend of its shares of its then wholly-owned subsidiary, Worlds Online, Inc. with each share of Worlds Inc. to receive 1/3 of a share of Worlds Online with all fractional shares rounded up. Worlds Inc. did not want a trading market to develop for its shares until the SEC completed its review of its registration statement on Form 10. Accordingly, the actual distribution of the dividend did not occur until the payment date of March 12, 2012. Our stock is quoted on the OTC Bulletin Board. Approximately 23,859,248 shares were issued as part of the dividend distribution and immediately following the distribution Worlds Inc. continued to own approximately 19.6% of our outstanding shares. Worlds Inc. intends to dispose of its stock in an orderly fashion into the open market or in private sales, in either case in ways designed not to impact the market, but in any event within five years of the dividend payment debt if reasonably practical. While it holds any of our shares it will vote them in proportion to the votes by other stockholders.

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

(14)

Revenues

Revenues are primarily generated by our cannabis consulting business with our 3D business contributing just a negligible amount.

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

Expenses

We classify our expenses into two broad groups:

• cost of revenues; and

• selling, general and administration.

Liquidity and Capital Resources

We raised $400,000 during the three months ended March 31, 2016 in order to fund MariMed’s business operations.  We expect to continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available.

(15)

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2016 and 2015 were $614,456 and $96,235, respectively. The revenue is from sub leasing contracts with a medical marijuana company, and consulting contracts through our subsidiary MariMed.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenue increased by $518,221, to $614,456 for the three months ended March 31, 2016 from $96,235 in the prior year, an increase of 538%. The increase in revenue in 2016 is from the sub leasing contract with a medical marijuana company in Delaware and consulting contracts through our MariMed subsidiary .

Cost of revenues for the three months ended March 31, 2016 increased by $207,684 to $316,230 from $108,546 in the prior year, an increase of 191%. Cost of revenue includes costs related to the sub lease and consulting contracts signed by MariMed.  The increase is due to the increased activity in MariMed’s business.

Selling general and administrative (SG&A) for the three months ended March 31, 2016 increased by $12,774 or 12% to $112,709 from $99,935 in the prior year. Consulting expense was $15,000 for the three months ended March 31, 2016 and 2015.

Payroll and related taxes for the three months ended March 31, 2016 decreased by $34,663 to $120,531 from $155,194.

Depreciation expense for the three months ended March 31, 2016 was $35,439 compared to $0 for the three months ended March 31, 2015.

We had interest expense of $92,712 for the three months ended March 31, 2016 compared to $30,329 for the three months ended March 31, 2015. Interest expense is related to the convertible notes.

Other expenses include warrant expense of $5,154 for the three months ended March 31, 2016 compared to $0 for the three months ended March 31, 2015.

We had an unrealized gain on trading securities of $702 for the three months ended March 31, 2106 compared to $480 during the three months ended March 31, 2015.

As a result of the foregoing, for the three months ended March 31, 2016, we realized a net loss of $61,762 compared to a loss of $318,956 for the three months ended March 31, 2015. Net income attributable to non controlling interests as of March 31, 2016 is $38,773, compared to a net loss attributable to non controlling interests of $110,762 for the three months ended March 31, 2015.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $601,145 at March 31, 2016. We had capital expenditures of $983,456 in the three months ending March 31, 2016 compared to $1,407,978 for the period ended in 2015.

We were unable to raise capital during the three months ended March 31, 2015.  Additional funds will need to be raised in order for us to move forward with the MariMed business plans. No assurances can be given that we will be able to raise any additional funds.

(16)

Item 4. Controls And Procedures

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(17)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

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

(18)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 1, 2016

WORLDS ONLINE INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(19)

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

(20)