Form 10-Q
period 2016-06-30
WORLDS ONLINE INC.
filed 2016-12-19
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2016

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

As of November 15, 2016, 64,074,683 shares of the Issuer's Common Stock were outstanding.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Online Inc.

(2)

Worlds Online Inc. and its Subsidiaries
Consolidated Balance Sheets
As of June 30, 2016 and December 31, 2015

	30-Jun-16	31-Dec-15
	Unaudited	Audited
Current Assets
Cash	$348,414	$160,859
Account receivable	755,136	467,348
Prepaid expense	48,025	38,225
Due from third party	324,100	77,500
Due from related party	29,886	104,494
Notes Receivables-Current	120,920	100,767
Other current asset	600	212
Total Current Assets	1,627,081	949,405

Long Term Assets
Notes receivable-long term	569,447	587,592
Property, Furniture and Equipment (net of accumulated depreciation)	164,963	84,140
Building Improvements (net of accumulated depreciation)	3,299,355	2,025,108
Land and improvements (net of accumulated depreciation)	179,196	71,488
Total Long Term Assets	4,212,961	2,768,328

TOTAL ASSETS	$5,840,042	$3,717,733

Current Liabilities
Account payable and accrued expenses	1,541,014	1,136,343
Account payable - related party	773,438	680,320
Bank Line of Credit	898,257	—
Due to related parties	40,244	125,902
Deferred revenue	226,950	226,950
Other payable	225,000	230,000
Total Current Liabilities	3,704,903	2,399,517

Notes Payables	3,650,000	3,250,000
Total Liabilities	$7,354,903	$5,649,517

Stockholders' (Deficit)
Common stock (Par value $0.001 authorized 100,000,000 shares, 64,074,683 and 32,120,446 common shares issued and outstanding as of June 30, 2016 and December 31, 2015 respectively)	$64,075	$32,120
Common stock subscribed but not yet issued (0 and 32,354,236 common shares as of June 30, 2016 and December 31, 2015, respectively)	—	32,354
Subscription receivable	(25,000)	(25,000)
Common stock Warrants	1,165,563	1,165,563
Additional paid in Capital	7,304,945	7,005,164
Accumulated deficit	(10,342,460)	(10,196,094)
Noncontrolling interest	318,017	54,109
Total stockholders' deficit	1,514,861	(1,931,783)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,840,042	$3,717,733

See Notes to Condensed Financial Statements

(3)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Operations
Three and Six Months ended June 30, 2016 and 2015

	Six Months Ended			Three Months Ended
	Unaudited			Unaudited
		30-Jun-16	30-Jun-15		30-Jun-16	30-Jun-15
Revenues
Revenue		$1,261,896	$150,747		$647,440	$54,512

Total		1,261,896	150,747		647,440	54,512

Cost and Expenses

Cost of revenue		530,840	141,560		214,610	33,014

Gross Income/(Loss)		731,056	9,187		432,830	21,498

Option expense		—	77,820		—	77,820
Amortization of intangible asset		—	13,333		—	6,667
Consulting expense		30,000	30,000		15,000	15,000
Depreciation expense		99,686	—		64,247	—
Selling, General & Admin.		249,168	218,950		136,459	119,015
Payroll and related taxes		239,452	330,481		118,921	175,287
Total expenses		618,306	670,584		334,627	393,789
Operating income/(loss)		112,750	(661,397)		98,203	(372,291)

Other Income (Expense):
Interest expense		(167,809)	(73,911)		(75,097)	(43,582)
Interest income		42,264	5,106		21,409	5,106
Warrant expense		(5,154)	—		(5,154)	—
Unrealized loss on trading securities		(314)	(375)		(314)	(375)
Unrealized Gain on trading securities		702	480		—	—
Total other income (expenses)		(130,311)	(68,700)		(59,156)	(38,851)

Net income/(loss)		$(17,561)	$(730,097)		$39,047	$(411,142)
Less: Net income/(loss) attributable to noncontrolling interests		128,805	(184,948)		90,033	(74,187)
Net income/(loss) attributable to Worlds Online common shareholders		(146,366)	(545,149)		(50,986)	(336,955)
Weighted Average Loss per share (basic and fully diluted)	$	**	$(0.02)	$	**	$(0.01)
Weighted Average Common Shares Outstanding		45,890,780	31,954,236		59,509,792	31,954,236

** less than $0.01 per share

See Notes to Condensed Financial Statements

(4)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016 and 2015

	Unaudited	Unaudited
	6/30/2016	6/30/2015
Cash flows from operating activities:
Net (loss)	$(146,366)	$(545,150)
Net Income (loss) attributable to noncontrolling interest	128,805	(184,948)

Adjustments to reconcile net (loss) to net cash (used in) operating activities

Depreciation expense	99,686	—
Amortization of intangible asset	—	13,333
Unrealized loss on trading securities	314	375
Unrealized gain on trading securities	(702)	(480)
Fair value of stock options issued	—	77,820
Changes in operating assets and liabilities
Accounts receivable	(287,788)	(105,728)
Other current assets	(388)	500
Prepaid expense	(9,800)	—
Due from related party	74,608	(9,843)
Due from third party	(246,600)	(293,926)
Due to related party	(85,658)	—
Deposits	—	(33,051)
Accounts payable and accrued expenses	414,279	471,081
Accounts payable related party	93,117	173,458
Other payable	(5,000)	—
Net cash provided by (used in) operating activities:	28,507	(436,559)

Cash flows from investing activities:
Notes receivable issued to third party	(2,008)	—
Investment in third party	—	(77,500)
Purchase of fixed assets	(1,500,773)	(2,307,426)
Net cash (used in) investing activities:	(1,502,781)	(2,384,926)

Cash flows from financing activities:
Proceeds from notes payable	950,000	1,525,000
Distributions to investors	(186,429)	—
Bank line of credit	898,257	—
Proceeds from Mia Dev Class A shares	—	350,000
Net cash provided by financing activities	1,661,828	1,875,000

Net increase/(decrease) in cash and cash equivalents	187,556	(946,485)

Cash and cash equivalents beginning of period	160,859	988,268

Cash and cash equivalents end of period	$348,414	$41,782

Non-cash financing activities:
Common stock issued for accrued expense	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$106,477	$—
Income taxes	$—	$—

Non cash Activities
Issuance of Equity to retire interest payable	$39,332	$—
Issuance of Equity to retire note payable	$550,000	$—

See Notes to Condensed Financial Statements

(5)

Worlds Online Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2016 and 2015

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

The transfer of assets occurred in the context of the spin-off by Worlds Inc. of its online and operational technologies businesses to us. The spin-off was effectuated by Worlds Inc. declaring a dividend of its shares of its then wholly-owned subsidiary, Worlds Online, Inc. with each share of Worlds Inc. to receive 1/3 of a share of Worlds Online with all fractional shares rounded up. Worlds Inc. did not want a trading market to develop for its shares until the SEC completed its review of its registration statement on Form 10. Accordingly, the actual distribution of the dividend did not occur until the payment date of March 12, 2012. Our stock is quoted on the OTC Bulletin Board. Approximately 23,859,248 shares were issued as part of the dividend distribution and immediately following the distribution Worlds Inc. continued to own approximately 19.6% of our outstanding shares. Worlds Inc. intends to dispose of its stock in an orderly fashion into the open market or in private sales, in either case in ways designed not to impact the market, but in any event within five years of the dividend payment debt to the extent reasonable practical. While it holds any of our shares it will vote them in proportion to the votes by other stockholders.

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

Trading Securities

Trading securities are common stock in publicly traded companies. We currently have securities from two entities, one that was received as compensation for performing consulting services and the other was purchased as an investment. The carrying value of the investments is the market price of the shares at June 30, 2016 and December 31, 2015. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying statements of operations.

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

(7)

Intangible Asset - Websites

The Company purchased several medical marijuana related websites in 2014. The cost of these websites were being amortized using the straight line method over a period of five years. It was determined that the websites were not generating a deal flow for us and was not generating any expected future economic benefit so the balance was written off at the end of 2015.

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

(8)

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

(9)

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of June 30, 2015, there were 9,250,000 options whose effect is anti-dilutive and not included in diluted net loss per share at June 30 , 2015. The options may dilute future earnings per share.

(10)

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

(11)

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

(12)

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

NOTE 3 - COMMON STOCK

In the past the Company has issued shares of common stock as payment for services rendered. 31,954,237 shares were issued related to the acquisition of all of the outstanding equity of Sigal from its members by wholly owned subsidiary, MariMed, during the six months ended June 30, 2016. The acquisition occurred in 2014 but the shares were delivered in April of 2016. No shares were issued during the six months ended June 30, 2015.

NOTE 4 - DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, no services were provided. The deferred revenue balance is $226,950.

NOTE 5 - PROPERTY AND EQUIPMENT

During the six months ended June 30, 2016 the Company purchased $1,500,773 in building improvements, land and equipment. During the six months ended June 30, 2015 the Company purchased $2,307,426 in building improvements, land and equipment. All purchases were related to our MariMed subsidiary. Depreciation expense for the six months ended June 30, 2016 was $99,686. Depreciation expense for the six months ended June 30, 2015 was $0. Accumulated depreciation as of June 30, 2016 was $970,126 and as of December 31, 2015 was $868,040.

The Company purchases buildings and equipment which they sublease to entities that have licenses to grow and sell marijuana for medical purposes.

(13)

NOTE 6 - STOCK OPTIONS

During the six months ended June 30, 2016 no stock options were issued. During the six months ended June 30, 2015, the Company issued 300,000 options to the Company’s directors. The directors, each received 100,000 options for serving as board members in 2015. An additional 300,000 options were issued to the Chief Financial Officer of the Company. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.13 per share per each individual option. The stock options to the Company’s Chief Financial Officer allow for the purchase of 300,000 shares of the Company’s common stock at $0.13 per share per each individual option. The options expire on June 29, 2020.

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

During the six months ended June 30, 2016 and June 30, 2015, no stock options or warrants were exercised.

Stock options outstanding and exercisable as of June 30, 2016 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.08	450,000	2.50
$0.025	200,000	1.50
$0.025	500,000	1.47
$0.01	4,500,000	1.17
$0.13	600,000	4.00
$0.15	1,000,000	2.89
$0.25	1,000,000	2.89
$0.35	1,000,000	2.89
	9,250,000
Exercisable
$0.08	450,000	2.50
$0.025	200,000	1.50
$0.025	500,000	1.47
$0.01	4,500,000	1.17
$0.13	600,000	4.00
$0.15	1,000,000	2.89
	6,650,000

NOTE 7 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Gain/(Loss)
Paid, Inc.	$13,200	$600	$(12,600)
Global Links Corp.	$381	$0	$(381)

Fair market measurement at June 30, 2016 was computed using quoted prices in an active market for identified assets, (level 1). The shares were obtained as compensation for performing consulting services.

There was an unrealized gain of $702 for the six months ended June 30, 2016 and an unrealized loss of $314 for the six months ended June 30, 2016.

There was an unrealized gain of $480 for the six months ended June 30, 2015 and an unrealized loss of $375 for the six months ended June 30, 2015.

(14)

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

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue of $226,950 at June 30, 2016 and December 31, 2015 was transferred from Worlds, Inc.

The due from related party balance for 2016 is comprised of cash payments made by us to pay some shared operating expenses on behalf of Worlds Inc. during the year. The balance at June 30, 2016 is a receivable due from Worlds Inc. in the amount of $11,337. The remaining balance in the account are balances due from Mari Holdings IL, Mari Holdings NV, Sigal Health and Sigal Holdings related to the transfer of all balances in the acquisition of Sigal Consulting LLC.

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

The due to related parties for 2015 is comprised of cash received from related parties to pay for operating expenses and include advances made by a Director of Worlds Online Inc and an employee of MariMed. The balance at June 30, 2016 is $40,244. The balance at December 31, 2015 is $125,902.

NOTE 9 - Commitments and Contingencies

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of Worlds Inc. common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vested on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination. The balance due Mr. Kidrin at June 30, 2016 and December 31, 2015 is $715,728 and $599,265 respectively, and are included in accrued expenses.

(15)

NOTE 10 - NON-CONTROLLING INTEREST

Effective September 29, 2014, in connection with the acquisition of Sigal Consulting LLC., the Company’s percentage of ownership in MariMed Advisors, Inc., its subsidiary, decreased from 100% to 51%. The acquisition resulted in an allocation of ownership interest valued at $(41,159) to the noncontrolling shareholders.

During the six months ended June 30, 2016, $128,805 net income attributed to noncontrolling interest. On June 30, 2016 the noncontrolling interest is $318,017.

During the six months ended June 30, 2015, $184,948 net loss attributed to noncontrolling interest. On December 31, 2015 the noncontrolling interest is $54,109.

NOTE 11 - SEGMENTS

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers.

	Six Months Ended
	June 30,	June 30,
	2016	2015
Revenues:
Worlds Online	$297	$213
MariMed	1,261,599	150,534
Consolidated revenues	$1,261,896	$150,747

Depreciation and amortization:
Worlds Online	$—	$—
MariMed	99,686	13,333
Depreciation and amortization	$99,686	$13,333

Profit/(Loss) before taxes
Worlds Online	$(257,603)	$(352,653)
MariMed	240,042	(377,445)
Profit/(Loss) before taxes	$(17,561)	$(730,099)
Capital Expenditures:
Worlds Online	$—	$—
MariMed	1,500,773	2,307,426
Combined capital expenditures	$1,500,773	$2,307,426

Assets:
Worlds Online	$12,127	$55,954
MariMed	5,701,772	3,463,605
Combined assets	$5,713,899	$3,519,559

NOTE 12 - MATERIAL TRANSACTION

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

In January of 2015, First State Compassion Center Inc. issued a promissory note to Mia in the amount of $1,100,000. The note carries a 12.5% interest rate and is due on December 31, 2019. During 2015, the note will act as a revolving credit line. Whatever the outstanding balance is eight months from the date of execution shall be fixed as the amount due and payable of the note, not to exceed $1,100,000. The balance of the note on June 30, 2016 is $690,367.

NOTE 13 - SUBSEQUENT EVENTS

On July 15, 2016 the Company raised $206,150 by issuing Class A shares in Mia Development.

(16)

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in current pricing levels that we can charge for our services or which we pay to our suppliers and business partners; changes in political, social and economic conditions in the jurisdictions in which we operate; changes to regulations that pertain to our operations; changes in technology that render our technology relatively inferior, obsolete or more expensive compared to others; changes in the business prospects of our business partners and customers; increased competition, including from our business partners; delays in the delivery of broadband capacity to the homes and offices of persons who use our services; general disruptions to Internet service; the loss of customer faith in the Internet as a means of commerce; and the legality of marijuana.

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

Expenses

We classify our expenses into two broad groups:

o cost of revenues; and

o selling, general and administration.

Liquidity and Capital Resources

We raised $950,000 during the six months ended June 30, 2016 from issuing notes payable and we converted $589,332 in notes payable and interest payable into equity in Mia Development Class A shares in order to fund MariMed’s business operations.  We expect to continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available.

MariMed raised $1.525 million during the six months ended June 30, 2015 to fund business operations.

(18)

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2016 and 2015 were $647,440 and $54,512, respectively. The revenue is from sub leasing contracts with a medical marijuana company, and consulting contracts through our subsidiary MariMed.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Revenue increased by $592,928 to $647,440 for the three months ended June 30, 2016 from $54,512 in the prior year, an increase of 1,088%. The increase in revenue in 2016 is from sub leasing contracts with a medical marijuana company, and consulting contracts through our MariMed subsidiary.

Cost of revenues for the three months ended June 30, 2016 increased by $181,596 to $214,610 from $33,014 in the prior year, an increase of 550%. Cost of revenue includes costs related to the sub lease and consulting contracts signed by MariMed.  The increase is due to the increased activity in MariMed’s business.

Selling general and administrative (SG&A) for the three months ended June 30, 2016 increased by $17,444 or 15% to $136,459 from $119,015 in the comparable prior year period. Consulting expense was $15,000 for the three months ended June 30, 2016 and 2015.

Payroll and related taxes for the three months ended June 30, 2016 decreased by $56,366 to $118,921 from $175,287 during the comparable prior year period.

Depreciation expense for the three months ended June 30, 2016 was $64,247 compared to $0 for the three months ended June 30, 2015.

We had interest expense of $75,097 for the three months ended June 30, 2016 compared to $43,582 for 2015. Interest expense is related to the convertible notes that we signed in the fourth quarter of last year.

Other expenses include options expense to directors and an officer of the Company of $77,820 for the three months ended June 30, 2015 compared to $0 for the three months ended June 30, 2016. Decrease is due to the Directors receiving their options during the three months ended June 30, 2015 whereby the directors have not received their options yet for 2016.

We had an unrealized gain on trading securities of $314 during the three months ended June 30, 2016, compared to an unrealized loss on trading securities of $375 during the three months ended June 30, 2015.

As a result of the foregoing, for the three months ended June 30, 2016, we realized net income of $39,047 compared to a loss of $411,142 for the three months ended June 30, 2015. $90,033 of the income for the three months ended June 30, 2016 is attributable to non controlling interests.  $74,187 of the loss for the three months ended June 30, 2015 is attributable to non controlling interests.

(19)

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenue increased by $1,111,149, or 737% to $1,261,896 for the six months ended June 30, 2016 from $150,747 in the prior year. The increase in revenue in 2016 is from the sub leasing contract with a medical marijuana company in Delaware and consulting contracts through our MariMed subsidiary.

Cost of revenues for the six months ended June 30, 2016 increased by $389,280 or 275% to $530,840 from $141,560 in the prior year. Cost of revenue includes costs related to the sub lease and consulting contracts signed by MariMed.  The increase is due to the increased activity in MariMed’s business.

Selling general and administrative (SG&A) for the six months ended June 30, 2016 increased by $30,218 to $249,168 from $218,950 in the prior year. Consulting expense was $30,000 for the six months ended June 30, 2016 and 2015.

Payroll and related taxes for the six months ended June 30, 2016 decreased by $91,029 to $239,452 from $330,481. The decrease is primarily due to two less full time employees in the MariMed business for the six months ended June 30, 2016 compared to last year.

Depreciation expense for the six months ended June 30, 2016 was $99,686 compared to $0 for the six months ended June 30, 2015.

We had interest expense of $167,809 for the six months ended June 30, 2016 compared to $73,911 in the comparable period for 2015. Interest expense is primarily related to the convertible notes. We had interest income of $42,264 in the six months ended June 30, 2016 compared to $5,106 in the comparable period last year.

Other expenses include warrant expense of $5,154 for the six months ended June 31, 2016 compared to $0 for the six months ended June 31, 2015.

Other expenses include options expense to directors and an officer of the Company of $77,820 for the six months ended June 30, 2015 compared to $0 for the six months ended June 30, 2016.  Decrease is due to the Directors received their options during the six months ended June 30, 2015 whereby the directors have not received their options for 2016 as of June 30, 2016.

We had an unrealized gain on trading securities of $702 in the six months ended June 30, 2016 compared to $480 in the comparable period last year. We had an unrealized loss on trading securities of $314 during the six months ended June 30, 2016, compared to an unrealized loss on trading securities of $375 for the six months ended June 30, 2015.

As a result of the foregoing, for the six months ended June 30, 2016, we realized a net loss of $17,561 compared to a loss of $730,099 for the six months ended June 30, 2015. $128,805 in income from that $17,561 loss is attributable to non controlling interests in the six months ended June 30, 2016.  $184,948 of the loss for the six months ended June 30, 2015 is attributable to non controlling interests.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $348,414 at June 30, 2016. We had capital expenditures of $1,500,773 in the six months ending June 30, 2016 compared to $2,307,426 for the comparable period ended in 2015.

We raised $950,000 from issuing notes during the six months ended June 30, 2016. We raised $1,525,000 from issuing notes during the six months ended June 30, 2015.   Additional funds will need to be raised in order for us to move forward with the MariMed business plans. No assurances can be given that we will be able to raise additional funds.

(20)

Item 4. Controls And Procedures

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(21)

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

(22)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: December 19, 2016

WORLDS ONLINE INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(23)

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

(24)