Form 10-Q
period 2016-09-30
WORLDS ONLINE INC.
filed 2016-12-22
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

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

As of December 6, 2016, 64,074,683 shares of the Issuer's Common Stock were outstanding.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Online Inc.

(2)

Worlds Online Inc. and its Subsidiaries
Consolidated Balance Sheets
As of September 30, 2016 and December 31, 2015

	Unaudited	Audited
	30-Sep-16	31-Dec-15
Current Assets
Cash	$218,040	$160,859
Account receivable	769,585	467,348
Prepaid expense	218,976	38,225
Due from third party	432,630	77,500
Due from - related party	26,900	104,494
Notes Receivables - Current	120,920	100,767
Other current asset	480	212
Total Current Assets	1,787,530	949,405

Long Term Assets
Notes receivable - long term	550,852	587,592
Property, Furniture and Equipment (net of accumulated depreciation)	180,590	84,140
Building and Improvements (net of accumulated depreciation)	4,491,190	2,025,108
Land and improvements (net of accumulated depreciation)	686,802	71,488
Total Long Term Assets	5,909,435	2,768,328

TOTAL ASSETS	$7,696,965	$3,717,733

Current Liabilities
Account payable and accrued expenses	1,441,607	1,136,343
Account payable - related party	874,455	680,320
Bank Line of Credit	892,810	—
Due to related parties	40,244	125,902
Deferred revenue	226,950	226,950
Other payable	210,000	230,000
Total Current Liabilities	3,686,065	2,399,517

Bank note payable	1,992,594	—
Notes payables	3,575,000	3,250,000
Total Liabilities	$9,253,659	$5,649,517

Stockholders' (Deficit)
Common stock (Par value $0.001 authorized 100,000,000 shares, 64,074,683 and 32,120,446 common shares issued and outstanding as of September 30, 2016 and December 31, 2015 respectively)	$64,075	$32,120
Common stock subscribed but not yet issued (0 and 32,354,236 common shares as of September 30, 2016 and December 31, 2015, respectively)	—	32,354
Subscription receivable	(25,000)	(25,000)
Common stock Warrants	1,165,563	1,165,563
Additional paid in Capital	7,371,979	7,005,164
Accumulated deficit	(10,406,283)	(10,196,094)
Noncontrolling interest	272,973	54,109
Total stockholders' deficit	(1,556,693)	(1,931,783)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,696,965	$3,717,733

See Notes to Condensed Financial Statements

(3)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Operations
Nine and Three months ended September 30, 2016 and 2015

		Nine Months Ended		Three Months Ended
		Unaudited		Unaudited
		30-Sep-16	30-Sep-15	30-Sep-16		30-Sep-15
Revenues
Revenue		$2,135,445	$543,580	$873,549		$392,833

Total		2,135,445	543,580	873,549		392,833

Cost and Expenses

Cost of revenue		953,562	254,849	422,722		113,289

Gross Income/(Loss)		1,181,883	288,731	450,827		279,544

Option expense		—	77,820	—		—

Amortization of intangible asset		—	20,000	—		6,667
Consulting expense		45,000	45,000	15,000		15,000
Depreciation expense		166,108	—	66,422		—
Selling, General & Admin.		454,666	330,659	202,498		111,709
Payroll and related taxes		351,322	470,370	111,870		139,889
Total expenses		1,017,096	943,849	395,790		273,265
Operating income/(loss)		164,787	(655,118)	55,037		6,279

Other Income (Expense):
Interest expense		(250,823)	(131,185)	(83,014)		(57,274)
Interest income		63,501	5,106	21,237
Warrant expense		(5,154)	—	—		—
Loss on conversion of payable to common stock		—	(2,556)			(2,556)
Unrealized loss on trading securities		(434)	(3,713)	(120)		(3,338)
Unrealized Gain on trading securities		702	480	—		—
Total other income (expenses)		(192,209)	(131,868)	(61,897)		(63,168)

Net income/(loss)		$(27,421)	$(786,986)	$(6,860)		$(56,889)
Less: Net income/(loss) attributable to noncontrolling interests		182,768	(123,674)	53,962		61,275
Net income/(loss) attributable to Worlds Online common shareholders		(210,189)	(663,314)	(60,823)		(118,163)
Weighted Average Loss per share (basic and fully diluted)	$	**	$(0.02)	**	$	**
Weighted Average Common Shares Outstanding		52,018,689	31,976,154	64,074,683		32,019,275

** less than $0.01 per share

See Notes to Condensed Financial Statements

(4)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016 and 2015

	Unaudited	Unaudited
	9/30/2016	9/30/2015
Cash flows from operating activities:
Net (loss)	$(210,189)	$(663,314)
Net Income (loss) attributable to noncontrolling interest	182,768	(123,674)

Adjustments to reconcile net (loss) to net cash (used in) operating activities

Depreciation expense	166,108	—
Amortization of intangible asset	—	20,000
Unrealized loss on trading securities	434	3,713
Unrealized gain on trading securities	(702)	(480)
Common stock issued as payment for payable	—	24,932
Fair value of stock options issued	—	77,820
Changes in operating assets and liabilities
Accounts receivable	(302,237)	(261,749)
Due from related party	77,594	(95,139)
Other current assets	(268)	500
Prepaid expense	(180,751)	—
Due from third party	(355,130)	(321,925)
Due to related party	(85,658)	—
Deposits	—	(19,725)
Accounts payable and accrued expenses	256,035	456,863
Accounts payable related party	194,135	503,233
Other payable	(20,000)	—
Net cash (used in) operating activities:	(277,861)	(398,945)

Cash flows from investing activities:
Notes receivable issued to third party	16,587	—
Investment in third party	—	(77,500)
Purchase of fixed assets	(3,346,355)	(2,500,249)
Net cash provided by investing activities:	(3,329,768)	(2,577,749)

Cash flows from financing activities:
Proceeds from notes payable	950,000	1,525,000
Repayment of note payable	(75,000)	(100,000)
Bank note payable	1,992,594	—
Distributions to investors	(301,749)	—
Bank line of credit	892,810	—
Proceeds from Mia Dev Class A shares	206,157	900,915
Net cash provided by financing activities	3,664,811	2,325,915

Net increase/(decrease) in cash and cash equivalents	57,182	(650,779)

Cash and cash equivalents beginning of period	160,859	988,268

Cash and cash equivalents end of period	$218,040	$337,489

Non-cash financing activities:
Common stock issued for accrued expense	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$158,489	$—
Income taxes	$—	$—

Non cash Activities

Issuance of Equity to retire interest payable	$39,332	$—
Issuance of Equity to retire note payable	$550,332	$—

See Notes to Condensed Financial Statements

(5)

Worlds Online Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2016 and 2015

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

Trading Securities

Trading securities are common stock in publicly traded companies. We currently have securities from two entities, one that was received as compensation for performing consulting services and the other was purchased as an investment. The carrying value of the investments is the market price of the shares at September 30, 2016 and December 31, 2015. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying statements of operations.

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

(7)

Intangible Asset - Websites

The Company purchased several medical marijuana related websites in 2014. The cost of these websites were being amortized using the straight line method over a period of five years. It was determined that the websites were not generating a deal flow for us and were not generating any expected future economic benefit so the balance was written off at the end of 2015.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of September 30, 2016, there were 9,250,000 options whose effect is anti-dilutive and not included in diluted net loss per share at September 30, 2016. The options may dilute future earnings per share.

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

NOTE 3 – COMMON STOCK

In the past the Company has issued shares of common stock as payment for services rendered. 31,954,237 shares were issued related to the acquisition of all the outstanding equity of Sigal from its members wholly owned subsidiary, MariMed during the nine months ended September 30, 2016. The acquisition occurred in 2014 but the shares were delivered in April of 2016. No shares were issued during the nine months ended September 30, 2015.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, no services were provided. The deferred revenue balance is $226,950.

NOTE 5- PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2016 the Company purchased $3,346,355 in building, building improvements, land and equipment. During the nine months ended September 30, 2015 the Company purchased $2,500,249 in building improvements, land and equipment. All purchases were related to our MariMed subsidiary. Depreciation expense for the nine months ended September 30, 2016 was $166,108. Depreciation expense for the nine months ended September 30, 2015 was $0. Accumulated depreciation as of September 30 2016 was $1,036,548 and as of December 31, 2015 was $868,040.

The Company purchases buildings and equipment which they sublease to entities that have licenses to grow and sell marijuana for medical purposes.

(13)

NOTE 6 – STOCK OPTIONS

During the nine months ended September 30, 2016 no stock options were issued. During the nine months ended September 30, 2015, the Company issued 300,000 options to the Company’s directors. The directors each received 100,000 options for serving as board members in 2015. An additional 300,000 options were issued to the Chief Financial Officer of the Company. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.13 per share per each individual option. The stock options to the Company’s Chief Financial Officer allow for the purchase of 300,000 shares of the Company’s common stock at $0.13 per share per each individual option. The options expire on June 29, 2020.

During the nine months ended September 30, 2015, the Company recorded an option expense of $77,820 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.63% risk-free interest, 0% dividend yield, 175% volatility, and expected life of 5 years.

During the nine months ended September 30, 2016 and September 30, 2015, no stock options or warrants were exercised.

Stock options outstanding and exercisable as of September 30, 2016 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.08	450,000	2.25
$0.025	200,000	1.25
$0.025	500,000	1.22
$0.01	4,500,000	0.92
$0.13	600,000	3.75
$0.15	1,000,000	2.64
$0.25	1,000,000	2.64
$0.35	1,000,000	2.64
	9,250,000
Exercisable
$0.08	450,000	2.25
$0.025	200,000	1.25
$0.025	500,000	1.22
$0.01	4,500,000	0.92
$0.13	600,000	3.75
$0.15	1,000,000	2.64
$0.25	1,000,000	2.64
	8,250,000

(14)

NOTE 7 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Gain/(Loss)
Paid, Inc.	$13,200	$480	$(12,720)
Global Links Corp.	$381	$0	$(381)

Fair market measurement at September 30, 2016 was computed using quoted prices in an active market for identified assets, (level 1). The shares were obtained as compensation for performing consulting services.

There was an unrealized gain on trading securities of $702 for the nine months ended September 30, 2016 and an unrealized loss of $434 for the nine months ended September 30, 2016.

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

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue of $226,950 at September 30, 2016 and December 31, 2015 was transferred from Worlds, Inc.

The due from related party balance for 2016 is comprised of cash payments made by us to pay some shared operating expenses on behalf of Worlds Inc. during the year. The balance at September 30, 2016 is a receivable due from Worlds Inc. in the amount of $8,351. The remaining balance in the account are balances due from Mari Holdings IL, Mari Holdings NV, Sigal Health and Sigal Holdings related to the transfer of all balances in the acquisition of Sigal Consulting LLC.

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

The due to related parties for 2015 is comprised of cash received from related parties to pay for operating expenses and include advances made by a Director of Worlds Online Inc and an employee of MariMed.  The balance at September 30, 2016 is $40,244.  The balance at December 31, 2015 is $125,902.

NOTE 9 – Commitments and Contingencies

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of Worlds Inc. common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vested on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination. The balance due Mr. Kidrin at September 30, 2016 and December 31, 2015 is $775,900 and $599,265 respectively, and are included in accrued expenses.

(15)

NOTE 10 - NON-CONTROLLING INTEREST

Effective September 29, 2014, in connection with the acquisition of Sigal Consulting LLC., the Company’s percentage of ownership in MariMed Advisors, Inc., its subsidiary, decreased from 100% to 51%. The acquisition resulted in an allocation of ownership interest valued at $(41,159) to the noncontrolling shareholders.

During the nine months ended September 30, 2016, $182,768 of net income was attributed to noncontrolling interest. On September 30, 2016 the noncontrolling interest is $272,973.

During the nine months ended September 30, 2015, $123,674 of net loss was attributed to noncontrolling interest. On December 31, 2015 the noncontrolling interest is $54,109.

NOTE 11 – SEGMENTS

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers.

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Revenues:
Worlds Online	$510	$806
MariMed	2,134,935	542,774
Consolidated revenues	$2,135,445	$543,580

Depreciation and amortization:
Worlds Online	$—	$—
MariMed	166,108	20,000
Depreciation and amortization	$166,108	$20,000

Profit/(Loss) before taxes
Worlds Online	$(355,058)	$(487,773)
MariMed	327,637	(299,213)
Profit/(Loss) before taxes	$(27,421)	$(786,986)
Capital Expenditures:
Worlds Online	$—	$—
MariMed	3,346,355	2,500,249
Combined capital expenditures	$3,346,355	$2,500,249

Assets:
Worlds Online	$9,137	$51,996
MariMed	7,687,828	4,202,078
Combined assets	$7,696,965	$4,254,074

(16)

NOTE 12 – MATERIAL TRANSACTION

Mia Development LLC (“Mia”) entered into a long term lease with First State Compassion Center. First State Compassion Center secured licenses and permits for the growing and sale of medical marijuana in the state of Delaware. Mia purchased the building which is being leased to First State Compassion Center in September of 2016.

In January of 2015, First State Compassion Center Inc. issued a promissory note to Mia in the amount of $1,100,000. The note carries a 12.5% interest rate and is due on December 31, 2019. During 2015, the note will act as a revolving credit line. Whatever the outstanding balance is eight months from the date of execution shall be fixed as the amount due and payable of the note, not to exceed $1,100,000. The balance of the note on September 30, 2016 is $671,772.

(17)

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

(18)

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

Our financial statements currently reflect an entry called “deferred revenue”. This is specific to the conversion of a note Worlds Inc. issued to Pearson PLC in 1996 in the initial face amount of $1,263,900. Pearson has agreed to forgive 50% of the note and convert the balance of the note into deferred revenue for products and services Worlds Inc. develops for Pearson in the form of virtual worlds for training and distant learning. Each product Worlds Inc. develops for Pearson has been reviewed and accepted by a senior Pearson executive as part of an ongoing internal sales and capabilities program between various divisions within Pearson. As part of the Spinoff we assumed this obligation and intend to continue to pay down the debt by providing additional products and services

Expenses

We classify our expenses into two broad groups:

o cost of revenues; and

o selling, general and administration.

Liquidity and Capital Resources

We raised $2,942,594 during the nine months ended September 30, 2016 by issuing notes and $206,157 from issuing Class A shares in Mia Development in order to fund MariMed’s business operations.  We expect to continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available.

MariMed raised $1.525 million during the nine months ended September 30, 2015 to fund business operations.

(19)

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2016 and 2015 were $873,549 and $392,833, respectively. The revenue is from sub leasing contracts with medical marijuana companies, and consulting contracts through our subsidiary MariMed.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenue increased by $480,716 to $873,549 for the three months ended September 30, 2016 from $392,833 in the comparable prior year period, an increase of 122%. The increase in revenue in 2016 is from an increase in business at the medical marijuana company that we have sub leasing contracts with, and an increase in consulting contracts through our MariMed subsidiary.

Cost of revenues for the three months ended September 30, 2016 increased by $309,433 to $422,722 from $113,289 in the comparable prior year period, an increase of 273%. Cost of revenue includes costs related to the sub lease and consulting contracts signed by MariMed.  The increase is due to the increased activity in MariMed’s business.

Selling general and administrative (SG&A) for the three months ended September 30, 2016 increased by $90,789 or 81% to $202,498 from $111,709 in the comparable prior year period. Consulting expense was $15,000 for the three months ended September 30, 2016 and 2015.

Payroll and related taxes for the three months ended September 30, 2016 decreased by $28,019 to $111,870 from $139,889 during the comparable prior year period.

Depreciation expense for the three months ended September 30, 2016 was $66,422 compared to $0 for the three months ended September 30, 2015.

We had interest expense of $83,014 for the three months ended September 30, 2016 compared to $57,274 for 2015. Interest expense is related to the convertible notes that we signed in the fourth quarter of last year.

We had an unrealized loss on trading securities of $120 during the three months ended September 30, 2016, compared to an unrealized loss on trading securities of $3,338 during the three months ended September 30, 2015. We had an unrealized loss of $2,556 on conversion of payable to common stock during the three months ended September 30, 2015.

As a result of the foregoing, for the three months ended September 30, 2016, we realized net loss of $6,860 compared to a loss of $56,889 for the three months ended September 30, 2015. $53,962 of net income is attributable to non controlling interests for the three months ended September 30, 2016.  $61,275 of net income is attributable to non controlling interests for the three months ended September 30, 2015.

(20)

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenue increased by $1,591,865, or 293% to $2,135,445 for the nine months ended September 30, 2016 from $543,580 in the comparable prior year period. The increase in revenue in 2016 is from an increase in business at the medical marijuana companies that we have sub leasing contracts with, and an increase in consulting contracts with licensees of medical marijuana through our subsidiary MariMed.

Cost of revenues for the nine months ended September 30, 2016 increased by $698,713 or 274% to $953,562 from $254,849 in the comparable prior year period. Cost of revenue includes costs related to the sub lease and consulting contracts signed by MariMed.  The increase is due to an increase in the number of consulting agreements with licensees in MariMed’s business.

Selling general and administrative (SG&A) for the nine months ended September 30, 2016 increased by $124,007 to $454,666 from $330,659 in the comparable prior year period. Consulting expense was $45,000 for the nine months ended September 30, 2016 and 2015.

Payroll and related taxes for the nine months ended September 30, 2016 decreased by $119,048 to $351,322 from $470,370 in the comparable prior year period. The decrease is primarily due to two less full time employees in the MariMed business for the nine months ended September 30, 2016 compared to last year.

Depreciation expense for the nine months ended September 30, 2016 was $166,108 compared to $0 for the nine months ended September 30, 2015.

We had interest expense of $250,823 for the nine months ended September 30, 2016 compared to $131,185 in the comparable period for 2015. Interest expense is primarily related to the convertible notes. We had interest income of $63,501 in the nine months ended September 30, 2016 compared to $5,106 in the comparable period last year.

Other expenses include warrant expense of $5,154 for the nine months ended September 30, 2016 compared to $0 for the nine months ended September 30, 2015.

Other expenses include options expense to directors and an officer of the Company of $77,820 for the nine months ended September 30, 2015 compared to $0 for the nine months ended September 30, 2016.  Decrease is due to the Directors received their options during the nine months ended September 30, 2015 whereby the directors have not received their options for 2016 as of September 30, 2016.

We had an unrealized gain on trading securities of $702 in the nine months ended September 30, 2016 compared to $480 in the comparable period last year. We had an unrealized loss on trading securities of $434 during the nine months ended September 30, 2016, compared to an unrealized loss on trading securities of $3,713 for the nine months ended September 30, 2015.

As a result of the foregoing, for the nine months ended September 30, 2016, we realized a net loss of $27,421 compared to a loss of $786,986 for the nine months ended September 30, 2015. $182,768 in income from that $27,421 loss is attributable to non controlling interests in the nine months ended September 30, 2016.  $123,674 of the loss for the nine months ended September 30, 2015 is attributable to non controlling interests.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $218,040 at September 30, 2016. We had capital expenditures of $3,346,355 in the nine months ending September 30, 2016 compared to $2,500,249 for the comparable period ended in 2015.

We raised $2,942,594 during the nine months ended September 30, 2016 by issuing notes and $206,157 from issuing Class A shares in Mia Development in order to fund MariMed’s business operations.  We raised $1,525,000 from issuing notes during the nine months ended September 30, 2015. We expect to continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available.

(21)

Item 4. Controls And Procedures

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(22)

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

Date: December 22, 2016

WORLDS ONLINE INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(24)

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

(25)