Form 10-K
period 2016-12-31
WORLDS ONLINE INC.
filed 2017-04-17
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-K

  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

☐ Large Accelerated Filer       ☐Accelerated Filer

☐Non-Accelerated Filer         ☒Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2016 (closing price was $0.14) was approximately $8,994,183.

At March 20, 2017, the issuer had outstanding 64,244,170 shares of par value $.001 Common Stock.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," “estimate,” “could,” “should,” “would,” “project,” “predict,” "intend," "plan," "will," "believe," and similar language, including those set forth in the discussion under "Description of Business," "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we believe that the assumption and expectations reflected in such forward-looking statements are reasonable, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

(1)

PART I

ITEM 1. BUSINESS.

General

Worlds Online’s subsidiary MariMed Advisors, a professional management company in the emerging medical cannabis business dominated the Company’s revenue in 2016. Worlds Online original core business of creating 3D entertainment ‘Worlds” through entertainment portals was basically dormant in 2016.

On January 19, 2017 , the Board of Directors unanimously resolved subject to Stockholder approval , which was obtained on January 26, 2017 to amend the Company’s Certificate of Incorporation ( The Revised Certificate”) The Revised Certificate amended the Certificate of Incorporation as follows:

  Increase the number of authorized shares of common stock from 100,000,000 to 500,000,000 shares and
  Increase the number of authorized shares of preferred stock from 5,000,000 to 50,000,000 shares

On January 19, 2017 , the Board of Directors unanimously resolved subject to Stockholder approval which was obtained on January 26, 2017 to:

  Authorize a Reverse Stock Split of up to 90% at the discretion of the Board of Directors
  Authorize the change of name of company from Worlds Online, Inc to MariMed , Inc.

As set forth in the Information Statement it was contemplated tthat the Company was considering spinning out the 3D business of Worlds Online and acquiring for a large amount of stock the other 49% of equity of MariMed Advisors. This business of the company would then be a single purposed focused on the emerging Cannabis Industry.

Interesting Facts about Marijuana in the United States

·	Over 50% of the US population currently have access to some sort of legal cannabis (Source: Cowen Research/Bloomberg)
·	Medical Marijuana is legal in 28 States (Source Bernstein FT research)
·	Adult – Use Marijuana is legal in 8 states and the District of Columbia
·	Current $6 Billion market expected to grow to $50 Billion in 2026 (Source: Cowen Research/Bloomberg)
·	Growth Rates: 24% , 10 year revenue compounded annual growth rate. (Source: Cowen Research/Bloomberg)
·	More than 70% of US population supports legalizing cannabis: 73% among Milennials (Source : Pew Research)

(2)

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

The transfer of assets occurred in the context of the spin-off by Worlds Inc. of its online and operational technologies businesses to us. The spin-off was effectuated by Worlds Inc. (formerly known as Worlds.com Inc.) declaring a dividend of its shares of its then wholly-owned subsidiary, Worlds Online, Inc. with each share of Worlds Inc. to receive 1/3 of a share of Worlds Online with all fractional shares rounded up. Worlds Inc. did not want a trading market to develop for its shares until the SEC completed its review of its registration statement on Form 10. Accordingly, the actual distribution of the dividend did not occur until the payment date of March 12, 2012. Our stock is quoted on the OTC Bulletin Board. Approximately 23,859,248 shares were issued as part of the dividend distribution and immediately following the distribution Worlds Inc. continued to own approximately 19.6% of our outstanding shares. Worlds Inc. intends to dispose of its stock in an orderly fashion into the open market or in private sales, in either case in ways designed not to impact the market. While it holds any of our shares it will vote them in proportion to the votes by other stockholders.

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

Business Activities

MariMed does not currently own licenses with respect to, nor sell cannabis products. MariMed’s goal is to be an industry leader in providing professional management services. MariMed has developed proprietary operating processes and procedures to provide best practices to its clients.These services are also offered to existing licensed marijuana facilities. In such cases, MariMed can reengineer their facilities, purchase and develop new ones to maximize the value of their licenses and provide ongoing management services.

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

As of December 31, 2016 MariMed was managing for clients three operating facilities, developing building six new facilities and assisting three applicants to obtain licenses in other States.

Alliances

MariMed is developing a licensed branded product line, Kalm Fusion. As of December 31, 2016 these products are being test marketed by MariMed licensed clients in two states. MariMed has entered into a licensing agreement with the US Representative of Tikun Olam, the first developer of medical cannabis products in Israel, to sublicense certain medical cannabis genetics developed in Israel to MariMed’s Delaware client at its licensed facility.

No assurance can be given that any of the alliances will result in increased revenues for MariMed.

(4)

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

(6)

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

(7)

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

Our MariMed operations require substantial funds to acquire and develop new facilities. We have only limited cash or cash equivalents. Our capital requirements for the development and commercialization of our 3D technology business, creation of our 3D sites and our general operations have been, when owned by Worlds Inc., and will continue to be now that we own it, significant. We will be dependent on financings to fund our development, working capital needs and the cost of future acquisitions. Accordingly, if we do not develop any new projects or acquire profitable companies or otherwise significantly increase our revenues, we would have to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

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

(8)

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

As discussed above, the use of marijuana is illegal under federal law. Therefore, there arebanks that will not accept for deposit funds from sale of cannabisand may choose not to do business with our clients. While a member of Congress has stated he will seek an amendment to banking regulations and laws in order to allow banks to transact business with state-authorized medical marijuana businesses, there can be no assurance his legislation will be successful, that banks will decide to do business with medical marijuana retailers, or that in the absence of legislation state and federal banking regulators will not create issues on banks handling funds generated from an activity that is illegal under federal law. The inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to purchase our products and services.

(9)

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

(10)

In addition to our own technology, we use the technology of others in the creation of our products and we are dependent upon our continued ability to access these other technologies.

Although our license to Worlds Inc.’s proprietary technology is the foundation of our 3D technology products, we also use the technology of other companies in the creation and delivery of our products. Accordingly, any delay or termination by any of these third-party providers in the provision of their technologies to us because of our failure, or perceived inability, to pay such vendors or otherwise could cause a disruption in the commercial distribution of our own products. Further, any material increases in the prices these providers charge us for use of their technologies could force us to increase the prices we charge for our own products or possibly make the creation and distribution of our products no longer economically feasible or desirable. We cannot assure you that any of these companies will continue to provide their technology to us in an efficient, timely and cost-effective manner. An interruption in, or termination of, our access to any necessary third party technologies, and our subsequent inability to make alternative arrangements in a timely manner, if at all, would likely have a material adverse effect on our business and financial condition.

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

(11)

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

(12)

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

While we currently have only approximately 64 million shares of common stock outstanding we are authorized to issue up to 500,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. In addition, we are authorized to issue up to 50,000,000 shares of blank preferred stock that our board of directors can issue under any terms it wants and without any shareholder approval.

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

Year Ended December 31, 2016:	High	Low
First quarter	$0.16	$0.09
Second quarter	$0.15	$0.10
Third quarter	$0.14	$0.10
Fourth quarter	$0.26	$0.11

Year Ended December 31, 2015:	High	Low
First quarter	$0.19	$0.14
Second quarter	$0.15	$0.05
Third quarter	$0.19	$0.10
Fourth quarter	$0.15	$0.06

Holders

As of March 20, 2017 we had approximately 605 shareholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2016 the Company issued 31,954,237 shares of common stock related to the acquisition of all the outstanding equity of Sigal from its members by our wholly owned subsidiary, MariMed. The acquisition occurred in 2014 but the shares were delivered in April 2016.

During the year ended December 31, 2016 the Company issued 300,000 shares of preferred stock. The preferred stock accrues a dividend of six percent and converts along with the accrued dividend into common stock at a twenty five percent discount to the selling price of the common stock in a qualified round.

During the year ended December 31, 2016, the Company issued 1,070,000 warrants to six accredited investors. The warrants allow the investors to purchase 1,070,000 shares of the Company’s common stock at $0.10 per share per each warrant. The warrants will expire between February and November of 2019. The Company issued and additional 60,000 warrants with the issuance of preferred stock to five accredited investors. The warrants allow the investors to purchase 60,000 shares of the Company’s common stock at $0.50 per share per each warrant. The warrants expire in October of 2019.

During the year ended December 31, 2016, two of the outstanding notes were converted into Mia Development Class A shares.

During the year ended December 2015, the Company issued an aggregate of 166,210 shares of common stock as payment for an accrued expense with an aggregate value of $22,375.

During the year ended December 31, 2015, the Company issued 300,000 options to the Company’s directors. The directors each received 100,00 options for serving as board members in 2015. The stock option allow each director to purchase 100,00 shares of the Company’s common stock at $0.13 per share per each individual option. An additional 300,000 options were issued to the Chief Financial Officer of the Company. The stock options to the Chief Financial Officer allow for the purchase of 300,000 shares of the Company’s common stock at $0.13 per share per each individual option. The options expire on June 29, 2020. Refer to Note 6 for further discussion.

During the year ended December 31, 2015, the Company issued 55,000 warrants to two accredited investors. The warrants allow the investors to purchase 55,000 shares of the Company’s common stock at $0.10 per share per each warrant. The warrants expire on June 30, 2018.

(15)

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2016 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

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

(17)

Revenues

Revenues during 2016 were primarily generated by our cannabis consulting business with our 3D business contributing just a negligible amount.

With our acquisition of Sigal by our MariMed subsidiary, revenue was generated through participating in rental income from Real Estate LLC’s, interest income and management fees from medical marijuana Company clients and consulting agreements with services being performed during the period. MariMed enters into consulting agreements to help entities attain medical marijuana licenses and provides services in the development and management of state licensed medical marijuana facilities. Our professional management team has developed best practices and standard operating procedures for cultivation and dispensing of medical cannabis. We also enter into rental agreements whereby we purchase or sublease space which we then rent to medical marijuana companies who would otherwise not have the resources to finance their operations.

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

(18)

Liquidity and Capital Resources

MariMed borrowed $3.8 million dollars during the year ended December 31, 2016 in order to fund its business operations. We expect to continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available.

RESULTS OF OPERATIONS

Net revenues for the year ended December 31, 2016 was $3,564,120 and for the year ended December 31, 2015 was $1,270,176. The revenue in 2016 and 2015 is attributable to our medical marijuana business was $3,563,502 and $1,269,378, respectively, and from our 3D business was $618 and $798, respectively.

Year ended December 31, 2016 compared to year ended December 31, 2015

Revenue increased by $2,293,944 to $3,564,120 for the year ended December 31, 2015 from $1,270,176 in the year ended December 31, 2015, an increase of 180%. The increase in the Company’s revenue is due to the implementation of MariMed’s business plan during 2016.

Cost of revenue decreased by $215,079 to $1,351,742 for the year ended December 31, 2016 compared to $1,566,821 for the year ended December 31, 2015, a decrease of 14%. The decrease is primarily due to depreciation expense which is recorded as a cost of revenue. For 2015 certain property was being depreciated over the life of a lease but for 2016 the property was purchased extending the life of the property to be depreciated.

Amortization of an intangible asset, the website was $366,667 for the year ended December 31, 2015. It was completely written off in 2015 resulting in no amortization of intangible asset for the year ended December 31, 2016.

Consulting expense was $146,346 for the year ended December 31, 2016 compared to consulting expense of $60,000 for the year ending December 31, 2015.

Depreciation expense, which is classified as cost of goods sold, for the year ended December 31, 2016 was $265,746 compared to $839,336 for the year ended December 31, 2015. Decrease is due to the change in the number of years certain assets are being depreciated due to converting property from a lease to outright purchase as explained above.

The research and development cost for the year ended December 31, 2015 was $93,106 compared to $-0- for the year ended December 31, 2016.

Selling general and administrative (SG&A) expenses increased by $202,520 to $770,459 for the year ended December 31, 2016 from $567,939 for the year ended December 31, 2015, an increase of 36%.

Payroll and related decreased by $13,146 to $226,779 for the year ended December 31, 2016 from $239,925 for the year ended December 31, 2015, a decrease of 5%.

Other expenses include equity compensation expense, issuing warrants of $163,574 for the year ended December 31, 2016 compared to option expense of $45,946 to Directors and officers for the year ended December 31, 2015.

(19)

We had interest income of $56,502 for the year ended December 31, 2016 compared to $56,145 for 2015, all of which is attributable to MariMed’s operations.

We had interest expense of $347,335 for the year ended December 31, 2016 compared to $206,563 for 2015. Interest expense is related to the convertible notes and mortgage.

We had an unrealized gain on trading securities of $702 for the year ended December 31, 2016 compared to $480 for the year ended December 31, 2015. We had an unrealized loss on the market value of our investment in a publicly traded security of $434 for the year ended December 31, 2016 compared to a loss of $3,838 for the year ended December 31, 2015.

The net income attributed to non-controlling interests was $520,017 for the year ended December 31, 2016. The net loss attributed to non-controlling interest for the year ended December 31, 2015 was $631,569.

As a result of the foregoing, for the year ended December 31, 2016 we had a net loss attributable to Worlds Online common shareholders of $198,852 compared to a loss of $1,215,334 for the year ended December 31, 2015.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $569,356 at December 31, 2016. At December 31, 2015 we had cash and cash equivalents of $160,859. We had capital expenditures of $3,364,070 in 2016 compared to $3,048,776 in 2015.

In the year ended December 31, 2016, MariMed raised $2,865,112 from taking out a mortgage, $950,000 from issuing notes guaranteed by officers of MariMed. We raised $300,000 from issuing preferred stock in Worlds Online. We raised $206,157 from issuing Class A units in Mia Development We raised an additional $200,000 from issuing Class A units in Mari holdings MD.

In the year ended December 31, 2015, MariMed raised $1,200,000 from issuing notes guaranteed by officers of MariMed. We raised an additional $1,525,469 from issuing Class A units in Mia Development.

Additional funds will need to be raised in order for us to move forward with MariMed’s business plans. No assurances can be given that we will be able to raise any additional funds.

(20)

2017 Plans

During 2017, in addition to our efforts to increase sales in our existing MariMed operations we plan to attempt to expand our business by supporting more winning applications, management and turnkey solutions in the states of Delaware, Massachusetts, Maryland, Pennsylvania, Illinois and Nevada as well as increasing real estate income in Delaware, Illinois, Massachusetts and Maryland. We also expect to launch our new licensed branded product line called Kalm Fusion, enter into strategic alliances and relationships, explore acquisition opportunities, develop additional products and continue to extend our focus in the  medical marijuana market through the growth of the Company’s existing sales channels and through a variety of  additional sales channel relationships which are currently being explored.

No assurances can be given that any of these plans will come to fruition or that if implemented that they will necessarily yield positive results.

We do not expect significant revenues from our 3D operations. In the event we determine that continued operation of the 3D business is hampering our ability to grow and develop our medical marijuana business, we will explore various ways to separate the two businesses.

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

(22)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Worlds Online Inc. And Subsidiaries

We have audited the accompanying consolidated balance sheets of Worlds Online Inc. And Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worlds Online Inc. And Subsidiaries (a Delaware corporation) as of December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

April 17, 2017

(23)

Worlds Online Inc. and its Subsidiaries
Consolidated Balance Sheets
As of December 31, 2016 and December 31, 2015
	Audited	Audited
	31-Dec-16	31-Dec-15
Current Assets
Cash	$569,356	$160,859
Account receivable	532,607	192,260
Deferred rent receivable	536,248	275,088
Due from third party	607,794	77,500
Due from - related party	136,394	104,494
Notes Receivables - Current	120,920	100,767
Other current asset	237,345	38,437
Total Current Assets	2,740,664	949,405

Long Term Assets
Notes receivable - long term	543,377	587,592
Rental properties	5,195,818	2,096,596
Rental equipments	83,242	84,140
Total Long Term Assets	5,822,437	2,768,328

TOTAL ASSETS	$8,563,101	$3,717,733

Current Liabilities
Account payable and accrued expenses	2,118,412	1,816,663
Due to related parties	148,337	125,902
Deferred revenue	226,950	226,950
Other payable	280,733	230,000
Mortgage payable	887,114	—
Notes payable	3,475,000	3,250,000
Total Current Liabilities	7,136,546	5,649,517

Mortgage payable	1,977,998	—

Total Liabilities	$9,114,544	$5,649,517

Stockholders' (Deficit)
Series A preferred stock (Par value $0.001 authorized 5,000,000 shares, no shares are issued and outstanding	—	—
Series A preferred stock to be issued (300,000 and 0 shares as of December 31, 2016 and December 31, 2015, respectively)	300	—
Common stock (Par value $0.001 authorized 100,000,000 shares, 64,074,683 and 32,120,446 common shares issued and outstanding as of December 31, 2016 and December 31, 2015 respectively)	$64,075	$32,120
Common stock subscribed but not yet issued (400,000 and 32,354,236 common shares as of December 31, 2016 and December 31, 2015, respectively)	400	32,354
Subscription receivable	(25,000)	(25,000)
Common stock Warrants	1,172,028	1,165,563
Additional paid in Capital	8,457,407	7,005,164
Accumulated deficit	(10,777,657)	(10,196,094)
Noncontrolling interest	557,006	54,109
Total stockholders' deficit	(551,442)	(1,931,783)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,563,101	$3,717,733

See Notes to Condensed Financial Statements

(24)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2016 and 2015
	Year Ended
	Audited
	31-Dec-16	31-Dec-15
Revenues
Revenue	$3,564,120	$1,270,176

Total	3,564,120	1,270,176

Cost and Expenses

Cost of revenue	1,351,742	1,566,821

Gross Income/(Loss)	2,212,378	(296,645)

Equity compensation	163,574	45,946
Amortization of intangible asset	—	366,667
Consulting expense	146,346	60,000
Research and development		93,106
Promotion & Marketing	293,490	20,343
Selling, General & Admin.	770,459	567,939
Payroll and related taxes	226,779	239,925
Total expenses	1,600,648	1,393,926
Operating income/(loss)	611,730	(1,690,571)

Other Income (Expense):
Interest expense	(347,335)	(206,563)
Interest income	56,502	56,145
Warrant expense	—	—
Loss on conversion of payable to common stock	—	(2,556)
Unrealized loss on trading securities	(434)	(3,838)
Unrealized Gain on trading securities	702	480
Total other income (expenses)	(290,565)	(156,332)

Net income/(loss)	$321,165	$(1,846,902)
Less: Net income/(loss) attributable to noncontrolling interests	520,017	(631,569)
Net income/(loss) attributable to Worlds Online common shareholders	(198,852)	(1,215,334)
Weighted Average Loss per share (basic and fully diluted)	**	$(0.04)
Weighted Average Common Shares Outstanding	52,018,689	31,976,154

** less than $0.01 per share

See Notes to Condensed Financial Statements

(25)

			Series A
			preferred	Series A
			stock	preferred			Common	Common
	Series A	Series A	Shares	stock			Shares	Stock						Total
	preferred	preferred	Subscribed	Subscribed	Common	Common	Subscribed	Subscribed	Additional		Common			stockholders'
	stock	stock	but not	but not	Stock	Stock	but not	but not	Paid-in	Subscription	Stock	Accumulated	Non-controlling	equity
	Shares	amount	Issued	Issued	Shares	Amount	Issued	Issued	capital	Receivable	Warrants	Deficit	Interest	(deficit)

Balances, January 1, 2015	—	—	—	—	31,954,236	31,954	32,354,236	32,354	6,056,740	—	1,165,563	(8,971,892)	(242,909)	(1,928,190)

Class A Shares in Mia Development	—	—							877,713	(25,000)			947,756	1,800,469

Stock options for directors and officers	—								45,946					45,946

Payment of accrued expense with common stock	—				166,210	166			24,765					24,931

Dividend distribution	—											(8,868)	(19,169)	(28,037)

Net Loss for the year ended December 31, 2015	—											(1,215,334)	(631,569)	(1,846,903)

Balances, December 31, 2015	—	—	—	—	32,120,446	32,120	32,354,236	32,354	7,005,164	(25,000)	1,165,563	(10,196,094)	54,109	(1,931,784)

Issuance of Common stock to be issued	—				31,954,236	31,954	(31,954,236)	(31,954)						—

Series A preferred stock fund raising	—	—	300,000	300					299,700					300,000

Warrants attached with subscription receivables	—								(6,465)		6,465			—

Warrants issued for expense	—								163,574					163,574

Sales or conversion of the ownership of subsidiaries	—								995,434					995,434

Dividend distribution	—											(399,831)		(399,831)

NCI changes in Balance sheets.	—											17,120	(17,120)	—

Net Loss for the year ended December 31, 2016	—											(198,852)	520,017	321,165

Balances, December 31, 2016	—	—	300,000	300	64,074,682	64,075	400,000	400	8,457,407	(25,000)	1,172,028	(10,777,657)	557,006	(551,443)

(26)

Worlds Online Inc. and its Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2016 and 2015

	Audited	Audited
	12/31/2016	12/31/2015
Cash flows from operating activities:
Net (loss)	$(198,852)	$(1,215,334)
Net Income (loss) attributable to noncontrolling interest	520,017	(631,569)

Adjustments to reconcile net (loss) to net cash (used in) operating activities

Depreciation expense	265,746	839,336
Amortization of intangible asset	—	366,667
Unrealized loss on trading securities	434	3,838
Unrealized gain on trading securities	(702)	(480)
Equity compensation	163,574	45,946
Changes in operating assets and liabilities
Accounts receivable & Deferred rent receivable	(601,507)	(473,415)
Due from - related party	(31,900)	3,857
Other current asset	(198,908)	(19,725)
Due from third party	(530,294)	(77,500)
Due to related party	22,435	—
Accounts payable and accrued expenses	341,292	760,498
Other payable	50,733	5,000
Net cash (used in) operating activities:	(197,932)	(392,881)

Cash flows from investing activities:
Cash used for trading securities

Collection of notes receivables	24,062	(456,316)
Investment in third party	—
Purchase of fixed assets	(3,364,070)	(3,048,776)
Net cash provided by investing activities:	(3,340,008)	(3,505,092)

Cash flows from financing activities:
Proceeds from related party	—	378,964
Proceeds from notes payable	950,000	1,200,000
Repayment of note payable	(175,000)	—
Note proceeds from Mortgage	2,865,112	—
Distributions to investors	(399,831)	(8,868)
Proceeds from sales of Preferred stock	300,000	—
Proceeds from Mari holdings MD Class A shares	200,000	—
Proceeds from Mia Dev Class A shares	206,157	1,500,469
Net cash provided by financing activities	3,946,438	3,070,565

Net increase/(decrease) in cash and cash equivalents	408,498	(827,408)

Cash and cash equivalents beginning of period	160,859	988,268

Cash and cash equivalents end of period	$569,356	$160,859

Non-cash financing activities:
Common stock issued for accrued expense	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$233,673	$81,062
Income taxes	$456	$456

Non cash Activities

Issuance of Equity to retire interest payable	$39,332	$—
Converting related party liabilities to equity	550,000	300,000
Issuance of common stock to repay accounts payable	$0	$24,932

See Notes to Condensed Financial Statements

(27)

WORLDS ONLINE, INC.

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 2016 and 2015

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

Trading Securities

Trading securities are common stock in publicly traded companies, one that was received as compensation for performing consulting services. The other was purchased as an investment. The carrying value of the investments is the market price of the shares at December 31, 2016 and December 31, 2015. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying statements of operations.

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

(29)

Intangible Asset - Websites

The Company purchased several medical marijuana related websites in 2014. The websites cost were being amortized using the straight line method over a period of five years. It was determined that the websites were not generating a deal flow for us and was not generating any expected future economic benefit so the balance was written off at the end of 2015.

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

Real estate tax escrow

Real estate tax escrow consists of funds held for the purpose of real estate taxes owed. These funds will be released as required to satisfy tax payments as due.

Rental properties

Rental properties are carried at cost less accumulated depreciation and amortization. Betterments, major renovations and certain costs directly related to the improvement of rental properties are capitalized. Maintenance and repair expenses are charged to expense as incurred. Depreciation is recognized on a straight-line basis over estimated useful lives of the assets, which range from 7 to 39 years. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.

Upon the acquisition of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above-market leases and acquired in-place leases) and acquired liabilities (such as acquired below-market leases) and allocate the purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions.

The Company’s rental properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the Company’s evaluation of impairment losses may be different and such differences could be material to its consolidated financial statements.

The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the years ended December 31, 2016 and 2015, the Company did not record any impairment losses.

The Company has capitalized land, which is not subject to depreciation.

(31)

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

(32)

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of December 31, 2016, there were 9,250,000 options and 1,185,000 warrants whose effect is anti-dilutive and not included in diluted net loss per share at December 31, 2016. The options and warrants may dilute future earnings per share.

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

(33)

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2016 or 2015.

Acquisition

On September 29, 2014 our wholly-owned subsidiary, MariMed Advisors Inc. ("MariMed"), acquired all of the outstanding assets of Sigal Consulting LLC ("Sigal") from its members, The purchase price consisted of 31,954,236 shares of the Company's common stock, 3 million five-year options to purchase additional shares of our common stock at prices ranging from $0.15 - $0.35 per share and which vest over two years and 49% of MariMed's outstanding equity. The fair value of the common stock issued was $5,911,534 determined by the fair value of the Company’s Common Stock on the closing date, at a price of approximately $0.185 per share. The fair value of the stock options was $569,682 measured using the Black-Scholes valuation model on the grant date, assuming approximately 1.56% risk-free interest, 0% dividend yield, 311% volatility, and expected life of five years. The fair value of common stock issued and options granted for acquisition over the book value of Sigal is recorded as goodwill, which was subsequently impaired in full. Two of the owners of Sigal, Robert Fireman and Jon Levine are directors of the Company.

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. The Company raised $1,600,000 in March by selling 7,978,888 shares of common stock to accredited investors at a price per share between $0.18 per share and $0.25 per share. The company expects to issue the shares in the second quarter.

The Company also voted to approve authorizing up to 500 million shares of common stock and 50 million shares of preferred stock.

Marimed has incorporated the following subsidiaries:

Mia development, Inc, incorporated in Massachusetts on November 19, 2013, 89.52% is owned by Marimed as of 12.31. 2016

Mari Holdings IL incorporated in Massachusetts in April 10, 2015, 60% is owned by Marimed as of 12.31. 2016

Mari Holdings MD, incorporated in Massachusetts on November 7, 2016, 99.25% is owned by Marimed as of 12.31. 2016

Mari Holdings NV, incorporated in Massachusetts on August 10, 2015, 100% is owned by Marimed as of 12.31. 2016

Hartwell Realty, incorporated in Massachusetts on December 15, 2015, 100% is owned by Marimed as of 12.31. 2016

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

NOTE 3 – EQUITY

During the year ended December 31, 2016 the Company issued 31,954,237 shares of common stock related to the acquisition of all the outstanding equity of Sigal from its members by our wholly owned subsidiary, MariMed. The acquisition occurred in 2014 but the shares were delivered in April of 2016.

During the year ended December 31, 2016 the Company issued 300,000 shares of preferred stock. The preferred stock accrues a dividend of six percent and converts along with the accrued dividend into common stock at a twenty five percent discount to the selling price of the common stock in a qualified round.

During the year ended December 31, 2016, the Company issued 1,070,000 warrants to six accredited investors. The warrants allow the investors to purchase 1,070,000 shares of the Company's common stock at $0.10 per share per each warrant. The warrants expire between February and November of 2019. The Company issued an additional 60,000 warrants with the issuance of preferred stock to five accredited investors. The warrants allow the investors to purchase 60,000 shares of the Company's common stock at $0.50 per share per each warrant. The warrants expire in October of 2019.

During 2016, the company issued 11,786 class A units of Mia Development, Inc., which represented 2.36% ownership of Mia development Inc., to retire %589,277 of the notes payable and accrued interest payables. No gain or loss in the settlement

During 2016, the company issued 4,123 class A units of Mia Development, Inc., which represented 0.82% ownership of Mia development Inc., for $206,157.

During 2016, the company issued 2,500 class A units of Mari holding, MD, which represented 0.75% ownership of Mia Development, Inc., for $200,000.

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

NOTE 4 - DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the year ended December 31, 2016, no services were provided. The deferred revenue balance is $226,950.

(35)

NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2016 and 2015, property and equipment consisted of the following:

Description	Useful Life (Years)	December 31, 2016	December 31, 2015
Rental properties	3 - 39	$6,186,725	$2,837,511
Rental Equipment	5 - 7	228,523	182,561
		6,415,248	3,020,072

Less: accumulated depreciation		(1,136,188)	(839,336)
Property and equipment, net		$5,279,060	$2,180,736

For the years ended December 31, 2016 and 2015, depreciation expense amounted to $265,746 and $839,336, respectively.

NOTE 6 - STOCK OPTIONS

During the year ended December 31, 2016 no stock options were issued. The Director options were supposed to be issued as their fee for being board members but were not issued. The options will be issued in 2017.

During the year ended December 31, 2016 the Company issued 1,130,000 warrants and recorded an equity compensation expense of $163,574 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.41% risk-free interest, 0% dividend yield, 265% volatility, and expected life of 3 years.

No stock options or warrants were exercised during the year ended December 31, 2016.

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

No stock options or warrants were exercised during the year ended December 31, 2015.

Stock options outstanding and exercisable as of December 31, 2016 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.08	450,000	2.00
$0.025	200,000	1.00
$0.025	500,000	0.97
$0.01	4,500,000	0.67
$0.13	600,000	3.50
$0.15	1,000,000	2.39
$0.25	1,000,000	2.39
$0.35	1,000,000	2.39
	9,250,000
Exercisable
$0.08	450,000	2.00
$0.025	200,000	1.00
$0.025	500,000	0.97
$0.01	4,500,000	0.67
$0.13	600,000	3.50
$0.15	1,000,000	2.39
$0.25	1,000,000	2.39
	8,250,000

(36)

NOTE 7 - INCOME TAXES

At December 31, 2016, the Company had federal and state net operating loss carry forwards of approximately $3,020,372 that expire in 2037.

Due to operating losses, there is no provision for current federal or state income taxes for the periods ended December 31, 2016 or 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2016 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $1,403,000 less a valuation allowance in the amount of approximately $1,403,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The measurement valuation allowance increased by $77,552 and $293,232 during the 2016 and 2015 periods respectively.

The Company’s total deferred tax asset as of December 31, 2016 is as follows:

Deferred tax asset – gross	$1,403,000
Valuation allowance	(1,403,000)
Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the periods ended December 31, 2016 and 2015 is as follows:

	2016	2015
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39%)	(39%)
Total deferred tax asset	0%	0%

NOTE 8 - Trading Securities

Marketable equity securities	Cost	Market value	Unrealized Gain/(Loss)
Paid, Inc.	$13,200	$638	$(12,561)
Global Links Corp.	$381	$0	$(381)

Fair market measurement at December 31, 2016 were computed using quoted prices in an active market for identified assets, (level 1). The shares were obtained as compensation for performing consulting services.

An unrealized loss of $434 and a $702 unrealized gain are included in the Company Statements of Operations for the periods ended December 31, 2016.

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

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue of $226,950 at December 31, 2016 and December 31, 2015 was transferred from Worlds, Inc.

The due from related party balance for 2016 is $136,394 and is comprised of cash payments made by us to subsidiaries and Sigal Holdings related to the transfer of all balances in the acquisition of Sigal Consulting LLC. The due from related party balance as of December 31, 2015 is $104,494.

The due to related parties for 2015 is comprised of cash received from related parties to pay for operating expenses and include advances made by a Director of Worlds Online Inc. The balance at December 31, 2016 is $148,337 and as of December 31, 2015 the balance was $125,902.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of Worlds Inc. common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vested on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination. The balance due Mr. Kidrin at December 31, 2016 and December 31, 2015 is $839,955 and $599,265 respectively, and are included in accrued expenses.

(38)

NOTE 11 - NON-CONTROLLING INTEREST

Effective September 29, 2014, in connection with the acquisition of Sigal Consulting LLC., the Company’s percentage of ownership in MariMed Advisors, Inc., its subsidiary, decreased from 100% to 51%. The acquisition resulted in an allocation of ownership interest valued at $(41,159) to the non-controlling shareholders.

During December 31, 2016 year ended, $520,017 net income attributed to non-controlling interest. On December 31, 2016 the non-controlling interest is $557,006. During December 31, 2015 year ended, $(631,569) net loss attributed to non-controlling interest. On December 31, 2015 the non-controlling interest is $54,109.

NOTE 12– SEGMENT REPORTING:

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

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company's reportable segments as of and for the fiscal years ended December 31, 2016 and December 31, 2015:

	Fiscal Year Ended
	December 31,	December 31,
	2016	2015
Revenues:
Worlds Online	$618	$798
MariMed	3,563,502	1,326,003
Consolidated revenues	$3,564,120	$1,270,176

Depreciation and amortization:
Worlds Online	$—	$—
MariMed	265,746	1,206,003
Depreciation and amortization	$265,746	$1,206,003

Income/(Loss) before taxes
Worlds Online	$(589,823)	$(600,378)
MariMed	910,988	(1,246,525)
Income/(Loss) before taxes	$321,165	$(1,846,903)
Capital Expenditures:
Worlds Online	$—	$—
MariMed	3,364,070	3,048,776
Combined capital expenditures	$3,364,070	$3,048,776

Assets:
Worlds Online	$709	$40,935
MariMed	8,562,392	3,676,798
Combined assets	$8,563,101	$3,717,733

(39)

NOTE 13 – MATERIAL TRANSACTIONS

Mia Development LLC (“Mia”) entered into a long term lease with First State Compassion Center. Mia purchased the building in 2016. The tenant secured the license in the State of Delaware and is paying rent as per lease agreement.

In January of 2015, First State Compassion Center Inc. issued a promissory note to Mia in the amount of $1,100,000. The note carries a 12.5% interest rate and is due on December 31, 2019. During 2015, the note act as a revolving credit line. Whatever the outstanding balance is eight months from the date of execution shall be fixed as the amount due and payable of the note, not to exceed $1,100,000. The balance of the note on December 31, 2016 is $664,297.

During the year ended December 31, 2016 Mia issued shares of Class A units for $206,157. During the year ended December 31, 2015 Mia issued shares of Class A units for $1,500,469. As part of the operating agreement, the Class A members will receive seventy percent of the operating cash flow until they receive 100% of their investment back.

Mari Holdings IL LLC, (Mari”) a wholly owned subsidiary of Marimed has purchased land and developed buildings to lease to KPG of Anna LLC and KPG of Harrisburg LLC, two companies that have been awarded dispensary licenses for medical cannabis in the state of Illinois. Mari has entered into an operating agreement with KPG of Anna LLC and KPG Harrisburg LLC to manage and run the dispensaries.

NOTE 14 – NOTES PAYABLE

During the year ended December 31, 2016, Marimed borrowed $950,000 via promissory notes and repaid $175,000 in promissory notes. The Company converted two notes payables plus accrued interest into Class A units in Mia Development. The outstanding notes carry an interest rate of between 10% and 12%. All but one of the remaining notes have reached maturity but are still outstanding and being paid interest.

NOTE 15 - SUBSEQUENT EVENTS

The Company raised $1,600,000 in March by selling 7,978,888 shares of common stock to accredited investors at a price per share between $0.18 per share and $0.25 per share. The Company also voted to approve authorizing up to 500 million shares of common stock and 50 million shares of preferred stock.

The Company also voted to approve authorizing up to 500 million shares of common stock and 50 million shares of preferred stock.

(40)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal controls over financial reporting was effective as December 31, 2016 at the reasonable assurance level.

(41)

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

(42)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, Fireman and Levine all of our directors are independent, based upon the definition of “independence” used by NASDAQ, even though we are not subject to such regulation.

Name	Age	Position
Thomas Kidrin	64	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	56	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	70	Director
Robert Fireman	68	Director
Edward Gildea	66	Director
Jon Levine	52	Director

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

(43)

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

Jon Levine has over 9 years of experience in the cannabis industry. He brings over 18 years in Commercial Real Estate development, management and financial services. Jon was a partner at Equity Industrial Partners a national commercial real estate management group. He also has past experience in the banking at USTrust Bank as an Asset Based Lender and in the leasing industry with AT&T Financial Services and New Court Financial as a senior credit officer. Me. Levine is the CFO of MariMed and the former co-owner of Sigal Consulting. He is a graduate of Curry College in Milton Massachusetts.

The board of directors did not meet during 2016 and acted by written consent once during the year. The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

Family Relationships

None.

Legal Proceedings

None.

(44)

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

(45)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal period ending December 31, 2016 and 2015, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)(3)

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and CEO	2016	$0	0	0	0	0	0	$0
	2015	$0	0	0	0	0	0	$0
						0
Christopher Ryan VP and CFO	2016	$0	0	0	0	0	0	$0
	2015	$0	0	0	0	0	0	$0

(1) The compensation reported on the Table does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) No payments have been made during the year. Balances have been accrued as per Mr. Kidrin’s employment agreement and for Mr. Ryan for work performed.

Stock Option Grants

The following table sets forth information as of December 31, 2016 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2016

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	4,500,000	0	0	$0.01	09-30-17
Chris Ryan	300,000	0	0	$0.025	12-19-17
Chris Ryan	300,000	0	0	$0.13	06-29-20

(46)

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

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($)

Robert Fireman	0	0	0	0
Bernard Stolar	0	0	0	0
Edward Gildea	0	0	0	0

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2016 fiscal year for the fair value of stock options granted to the named director in fiscal year 2016, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director. No options were granted in 2016. The options earned by the directors will be issued in 2017.

(47)

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	4,500,000		0	$0.01	09-30-17
Christopher Ryan	300,000		0	0.025	12-19-17
Christopher Ryan	300,000		0	0.13	06-29-20

(48)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 31, 2017, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Directors and executive officers; (ii) each person known to us who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 31, 2017

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

(49)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are not currently subject to the requirements of any stock exchange or inter-dealer quotation system with respect to having a majority of “independent directors” although we believe that we meet that standard inasmuch as Messrs. Stolar and Gildea are “independent” and Mr. Kidrin, Mr. Fireman and Mr. Levine are not independent. Although we are not currently subject to such rule, the independence of our directors meets the definition of such term as contained in NASDAQ Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, L&L CPAS P.A. (“L&L”), for our audit of the annual financial statements for the years ended December 31, 2016 and 2015. L&L (then operating under its previous name) was retained as our auditor in May 2011. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2016		2015
	L&L		L&L

Audit Fees (1)	$13,900	(2)	$13,900
Audit-Related Fees (4)	0		0
Tax Fees (5)	9,000		9,000
All Other Fees (6)	0		0
Total Accounting Fees and Services	$22,900		$22,900

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for L&L in 2016 and 2015 relate to (i) the audit of our annual financial statements for the year ended December 31, 2016 and 2015, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2016 and 2015.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

(50)

ITEM 15. EXHIBITS.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant (a)

3.1.1	Amended Certificate of Incorporation of the Registrant

3.2	By-Laws - Restated as Amended (a)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (d)

10.2	Worlds Online 2011 Stock Option and Restricted Stock Award Plan (a)

10.3	License Agreement between Worlds Inc. and Registrant dated as of May 16, 2011.(b)

10.4	Letter Agreement between Worlds Inc. and Pearson Inc. dated November 20, 2000 (b)

10.5	Letter Agreement between Worlds Inc. and Pearson Inc. dated December 3 20, 2007 (b)

10.6	Web Design and Content Supply Agreement between Worlds.com Inc. and Pearson Education, Inc. dated April 3, 2009 (c)

21	List of Subsidiaries*

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer *

32.2.	Section 1350 Certifications of Chief Financial Officer *

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

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

(51)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2017

WORLDS ONLINE INC.

(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Office

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Kidrin Thomas Kidrin	President, Chief Executive Officer and Director	April 17, 2017

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance, CFO	April 17, 2017

/s/ Bernard Stolar Bernard Stolar	Director	April 17, 2017

/s/Robert Fireman Robert Fireman	Director	April 17, 2017

/s/Edward Gildea Edward Gildea	Director	April 17, 2017

/s/ Jon Levine Jon Levine	Director	April 17, 2017

(52)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant (a)

3.1.1	Amended Certificate of Incorporation of the Registrant

3.2	By-Laws - Restated as Amended (a)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (d)

10.2	Worlds Online 2011 Stock Option and Restricted Stock Award Plan (a)

10.3	License Agreement between Worlds Inc. and Registrant dated as of May 16, 2011.(b)

10.4	Letter Agreement between Worlds Inc. and Pearson Inc. dated November 20, 2000 (b)

10.5	Letter Agreement between Worlds Inc. and Pearson Inc. dated December 3 20, 2007 (b)

10.6	Web Design and Content Supply Agreement between Worlds.com Inc. and Pearson Education, Inc. dated April 3, 2009 (c)

21	List of Subsidiaries *

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer *

32.2.	Section 1350 Certifications of Chief Financial Officer *

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

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

(53)