Form 10-Q
period 2017-03-31
WORLDS ONLINE INC.
filed 2017-05-15
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2017

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File number 0-54433

MARIMED INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4672745
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26 Ossipee Rd, Suite 201
Newton, MA 02464
(Address of Principal Executive Offices)

617-795-5140
(Registrant's Telephone Number, Including Area Code)

Worlds Online Inc.

11 Royal Road

Brookline, MA 02445

617-909-4043

(Former Name, Former Address and Former Fiscal Year, if changed since last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check One):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 31, 2017, 64,244,170 shares of the Issuer's Common Stock were outstanding.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MariMed Inc.

(2)

MariMed Inc. and its Subsidiaries
Consolidated Balance Sheets
As of March 31, 2017 and December 31, 2016
	Unaudited	Audited
	31-Mar-17	31-Dec-16

Current Assets
Cash	$640,282	$569,356
Account receivable	506,384	532,607
Deferred rent receivable	317,122	536,248
Due from third party	999,680	607,794
Due from - related party	158,880	136,394
Notes Receivables - Current	120,920	120,920
Other current asset	556,796	237,345
Total Current Assets	3,300,064	2,740,664
Long Term Assets
Notes receivable - long term	533,807	543,377
Rental properties	6,930,582	5,195,818
Rental equipments	85,306	83,242
Total Long Term Assets	7,549,695	5,822,437
TOTAL ASSETS	$10,849,759	$8,563,101
Current Liabilities
Account payable and accrued expenses	2,616,997	2,118,412
Due to related parties	148,963	148,337
Deferred revenue	226,950	226,950
Other payable	254,699	280,733
Mortgage payable	881,170	887,114
Notes payable	3,875,000	3,475,000
Total Current Liabilities	8,003,779	7,136,546
Mortgage payable	1,955,427	1,977,998
Total Liabilities	$9,959,206	$9,114,544
Stockholders' (Deficit)
Series A preferred stock (Par value $0.001 authorized 5,000,000 shares, no shares are issued and outstanding	—	—
Series A preferred stock to be issued (500,000 and 0 shares as of March 31, 2017 and December 31, 2016, respectively)	500	300
Common stock (Par value $0.001 authorized 100,000,000 shares, 64,244,170 and 64,074,683 common shares issued and outstanding as of March 31, 2017 and December 31, 2016 respectively)	$64,244	$64,075
Common stock subscribed but not yet issued (6,467,778 common shares as of March 31, 2017 and 400,000 as of December 31, 2016, respectively)	6,868	400
Subscription receivable	(25,000)	(25,000)
Common stock Warrants	1,172,028	1,172,028
Additional paid in Capital	9,750,939	8,457,407
Accumulated deficit	(10,777,657)	(10,777,657)
Noncontrolling interest	698,632	557,006
Total stockholders' deficit	890,554	(551,442)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,849,759	$8,563,101

See Notes to Condensed Financial Statements

(3)

MariMed Inc. and its Subsidiaries
Consolidated Statements of Operations
Three Months Ended March 31, 2017 and 2016
	Three Months Ended
	Unaudited
	31-Mar-17	31-Mar-16
Revenues
Revenue	$1,150,719	$614,456

Total	1,150,719	614,456

Cost and Expenses

Cost of revenue	401,241	351,669

Gross Income/(Loss)	749,478	262,787

Consulting expense	—	15,000
Promotion & Marketing	69,469	—
Selling, General & Admin.	302,890	112,709
Payroll and related taxes	167,862	120,531
Total expenses	540,221	248,240
Operating income/(loss)	209,257	14,547

Other Income (Expense):
Interest expense	(102,182)	(92,712)
Interest income	20,660	20,855
Warrant expense	—	(5,154)
Loss on conversion of payable to common stock	(18,278)	—
Unrealized loss on trading securities	(71)	—
Unrealized Gain on trading securities	—	702
Total other income (expenses)	(99,871)	(76,309)

Net income/(loss)	$109,386	$(61,761)
Less: Net income/(loss) attributable to noncontrolling interests	141,626	38,773
Net income/(loss) attributable to Worlds Online common shareholders	(32,240)	(100,535)
Weighted Average Loss per share (basic and fully diluted)	**	**
Weighted Average Common Shares Outstanding	64,208,389	31,976,154

** less than $0.01 per share

See Notes to Condensed Financial Statements

(4)

MariMed Inc. and its Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017 and 2016

	Unaudited	Unaudited
	3/31/2017	3/31/2016
Cash flows from operating activities:
Net (loss)	$(32,240)	$(100,535)
Net Income (loss) attributable to noncontrolling interest	141,626	38,773

Adjustments to reconcile net (loss) to net cash (used in) operating activities

Depreciation expense	69,827	35,439
Loss on conversion of payable to common stock	18,278	—
Unrealized loss on trading securities	71	—
Unrealized gain on trading securities	—	(702)
Changes in operating assets and liabilities
Accounts receivable & Deferred rent receivable	245,349	(175,624)
Due from - related party	(22,486)	—
Other current asset	(319,451)	(702)
Due from third party	(391,886)	(174,500)
Prepaid expense	—	200
Due to related party	626	193,266
Accounts payable and accrued expenses	450,715	(55,913)
Mortgage payable	(28,515)	—
Other payable	(26,034)	(5,000)
Net cash (used in) operating activities:	105,880	(245,298)

Cash flows from investing activities:
Cash used for trading securities
Notes receivable issued to third party	9,570	7,048
Purchase of fixed assets	(1,806,655)	(990,504)
Net cash provided by investing activities:	(1,797,085)	(983,456)

Cash flows from financing activities:
Proceeds from related party	—	(104,856)
Proceeds from notes payable	400,000	950,000
Distributions to investors	(87,868)	—
Proceeds from sales of common stock	1,300,000	—
Bank line of credit	—	823,897
Proceeds from Mari holdings MD Class A shares	150,000	—
Net cash provided by financing activities	1,762,132	1,669,041

Net increase/(decrease) in cash and cash equivalents	70,927	440,287

Cash and cash equivalents beginning of period	569,356	160,859

Cash and cash equivalents end of period	$640,282	$601,145

Non-cash financing activities:
Common stock issued for accrued expense	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$71,853	$62,046
Income taxes	$—	$—

Non cash Activities

Issuance of common stock to repay accounts payable	$38,965	$—

See Notes to Condensed Financial Statements

(5)

MariMed Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2017 and 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MariMed Inc. (formerly known as Worlds Online Inc.) (the “Company”) currently operates two separate business segments—an online portal that offers virtual multi-user environments to visitors, and a management company in the medical cannabis industry. The Company stock is quoted on the OTC Bulletin Board.

The Company was formed on January 25, 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly known as Worlds.com Inc.). Effective May 16, 2011, Worlds Inc. transferred to the Company the majority of its operations and related operational assets, consisting of World Inc.’s proprietary technology platform, a network of virtual 3D environments, a catalog of URLs, digital inventory of 3D objects, animation sequences, an avatar library, texture maps and virtual world architectures. This transfer excluded Worlds Inc.’s patent portfolio, however the Company received a perpetual world-wide license to such portfolio, including the right to issue unlimited sublicenses to the licensed technology, subject to Worlds Inc.’s reasonable consent.

In May, 2014, the Company entered into a transaction between MariMed Advisors Inc. (“MariMed Advisors”), its wholly-owned subsidiary at that time, Sigal Consulting LLC (“Sigal”), and the Members of Sigal (“Sellers”) whereby the Company, through MariMed Advisors acquired all of the assets and liabilities of Sigal, and the Sellers received (i) an aggregate amount of the Company’s common stock MRMD (formerly WORX) equal to 50% of the Company’s outstanding shares on the closing date, September 29, 2014; (ii) options to purchase three million shares of the Company’s common stock, exercisable over five years with exercise prices ranging from $0.15 to $0.35; and (iii) 49% of MariMed Advisor’s outstanding common stock. As a result, the Company’s ownership of MariMed Advisors was reduced from 100% to 51%.

This transaction was accounted for as a purchase acquisition/merger wherein the Company was both the accounting acquirer and legal acquirer. Accordingly, the Company recorded the assets purchased and liabilities assumed as part of the merger, and recorded as goodwill the value of the common stock and options issued in excess of the book value of Sigal. Subsequently, this goodwill was deemed impaired in full and written down.

In May, 2017, the Company changed its name from Worlds Online Inc. to MariMed Inc.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP"), which contemplates the continuation of the Company as a going concern. As further explained in Note 3, there is substantial doubt about the Company's ability to continue as a going concern.

In accordance with GAAP, these interim statements do not contain all of the disclosures normally required in annual statements. Accordingly, these interim financial statements should be read in conjunction with the Company’s annual financial statements and related notes for the year ended December 31, 2016. The results of the operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the full year.

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

(6)

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Revenue Recognition

The Company’s source of revenue are comprised of (i) consulting, leasing and other revenues from MariMed Advisors, and (ii) subscription revenues from its online chat service.  The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured.  This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.  Deferred revenue represents cash payments received in advance to be recorded as revenue when earned.  The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

Research and Development Costs

Research and development costs will be charged to operations as incurred.

Property and Equipment

Property and equipment are stated at cost.   Depreciation is provided on a straight line basis over the estimated useful lives of the assets.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income.  Maintenance and repairs are charged to expense in the period incurred.

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

(7)

Accounts Payable Related Party

Accounts payable related party is comprised of cash payments made by Worlds Inc. on behalf of the Company for shared operating expenses.

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

(8)

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of March 31, 2017, there were 10,475,000 options and warrants whose effect is anti-dilutive and not included in diluted net loss per share at March 31, 2017. The options and warrants may dilute future earnings per share.

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

Acquisition

On September 29, 2014 the Company’s wholly-owned subsidiary, MariMed Advisors Inc. ("MariMed Advisors"), acquired all of the outstanding equity interests of Sigal Consulting LLC ("Sigal") from its members, The purchase price, which was distributed to the sellers of Sigal, consisted of 31,954,236 shares of the Company's common stock, 3 million five-year options to purchase additional shares of the registrant's common stock at prices ranging from $0.15 - $0.35 per share and which vest over two years and 49% of MariMed Advisor’s outstanding equity. The fair value of the common stock issued was $5,911,534 determined by the fair value of the Company’s Common Stock on the closing date, at a price of approximately $0.185 per share. The fair value of the stock options was $569,682 measured using the Black-Scholes valuation model on the grant date, assuming approximately 1.56% risk-free interest, 0% dividend yield, 311% volatility, and expected life of five years. The fair value of common stock issued and options granted for acquisition over the book value of Signal is recorded as goodwill, which was subsequently impaired in full. One of the owners of Sigal, Robert Fireman, was a director of the Company at the time of acquisition.

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

(10)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. MariMed Inc. has had only limited revenues from operations and has a negative working capital. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to fully implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will likely have a material adverse effect on the Company, including possibly requiring the Company to reduce and/or cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - USE OF EQUITY AS COMPENSATION

In the past the Company has issued shares of common stock as payment for services rendered. No shares were issued during the three months ended March 31, 2017 or 2016.

NOTE 5 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  During the period herein, no services were provided. The deferred revenue balance is $226,950.

NOTE 6 - PROPERTY AND EQUIPMENT

During the three months ended March 31, 2017 the Company invested $1,806,655 in rental properties and rental equipment. All purchases were related to our MariMed Advisors subsidiary. During the three months ended March 31, 2016 the Company purchased $653,699 in rental properties and rental equipment. All purchases were related to our MariMed Advisors subsidiary.

Depreciation expense for the three months ended March 31, 2017 was $69,827. Depreciation expense for the three months ended March 31, 2016 was $35,439.

NOTE 7 – STOCK OPTIONS

During the three months ended March 31, 2017, no stock options or warrants were exercised.

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

Stock options outstanding and exercisable as of March 31, 2017 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.08	450,000	1.75
$0.025	200,000	0.75
$0.025	500,000	0.72
$0.01	4,500,000	0.42
$0.13	600,000	3.25
$0.15	1,000,000	2.14
$0.25	1,000,000	2.14
$0.35	1,000,000	2.14
	9,250,000
Exercisable
$0.08	450,000	1.75
$0.025	200,000	0.75
$0.025	500,000	0.72
$0.01	4,500,000	0.42
$0.13	600,000	3.25
$0.15	1,000,000	2.14
$0.25	1,000,000	2.14
	8,250,000

(11)

NOTE 8 - TRADING SECURITIES

Marketable equity securities	Cost	Market value	Unrealized Gain/(Loss)
Paid, Inc.	$13,200	$567	$(12,663)
Global Links Corp.	$381	$0	$(381)

Fair market measurement at March 31, 2017 was computed using quoted prices in an active market for identified assets, (level 1). The shares were obtained as compensation for performing consulting services. There was an unrealized loss of $71 for the three months ended March 31, 2017. There was an unrealized gain of $702 for the three months ended March 31, 2016.

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

The assets transferred to the Company include: Worlds Inc.’s technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, the following URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. None of the transferred assets have any carrying value on the financial statements of the Company. Deferred revenue of $226,950 at March 31, 2017 and December 31, 2016 was transferred from Worlds, Inc.

The due from related party balance at March 31, 2017 is $158,880 and is comprised of cash payments made by us to subsidiaries and Sigal Holdings related to the transfer of all balances in the acquisition of Sigal Consulting LLC. The due from related party balance as of December 31, 2016 is $136,394.

The due to related parties for 2017 is comprised of cash received from related parties to pay for operating expenses and include advances made by a Director. The balance at December 31, 2016 is $148,963 and as of December 31, 2016 the balance was $148,337.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with it’s President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of the Company common stock at an exercise price of  $0.01 per share, of which one-third vested on August 30, 2012, one-third vest on August 30, 2013 and the balance vest on August 30, 2014; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination. The balance due Mr. Kidrin at March 31, 2017 is $904,009 and is included in accrued expenses. The balance due Mr. Kidrin at December 31, 2016 is $657,497 and is included in accrued expenses.

(12)

NOTE 11 - NON-CONTROLLING INTEREST

Effective September 29, 2014, in connection with the acquisition of Sigal Consulting LLC., the Company’s percentage of ownership in MariMed Advisors, Inc., its subsidiary, decreased from 100% to 51%. The acquisition resulted in an allocation of ownership interest valued at $(41,159) to the noncontrolling shareholders.

During the three months ended March 31, 2017, $141,626 net income attributed to noncontrolling interest. On March 31, 2017 the noncontrolling interest is $698,632.

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

	Three Months Ended
	March 31,	March 31,
	2017	2016
Revenues:
Worlds 3D	$61	$213
MariMed Advisors	1,150,658	614,243
Consolidated revenues	$1,150,719	$614,456

Depreciation and amortization:
Worlds 3D	$—	$—
MariMed Advisors	69,827	35,439
Depreciation and amortization	$69,827	$35,439

Profit/(Loss) before taxes
Worlds 3D	$(138,023)	$(132,521)
MariMed Advisors	247,409	70,759
Profit/(Loss) before taxes	$109,386	$(61,762)
Capital Expenditures:
Worlds 3D	$—	$—
MariMed Advisors	1,806,655	990,504
Combined capital expenditures	$1,806,655	$990,504

Assets:
Worlds 3D	$4,576	$20,311
MariMed Advisors	10.845,183	5,368,004
Combined assets	$10,849,759	$5,388,315

(13)

NOTE 13 – MATERIAL TRANSACTION

Mia Development LLC (“Mia”) entered into a long term lease with First State Compassion Center. Mia purchased the building in 2016. The tenant secured the license in the State of Delaware and is paying rent as per lease agreement.

In January of 2015, First State Compassion Center Inc. issued a promissory note to Mia in the amount of $1,100,000. The note carries a 12.5% interest rate and is due on December 31, 2019. During 2015, the note act as a revolving credit line. Whatever the outstanding balance is eight months from the date of execution shall be fixed as the amount due and payable of the note, not to exceed $1,100,000. The balance of the note on March 31, 2017 is $654,727.

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

NOTE 14 - SUBSEQUENT EVENTS

The Company raised $300,000 in April by selling 1,511,110 shares of common stock to accredited investors at a price per share between $0.18 per share and $0.25 per share.

The Company amended its Certificate of Incorporation to change its name to MariMed Inc. and to increase its authorized capital to 500 million shares of common stock and 50 million shares of preferred stock.

The Company changed its ticker symbol to MRMD.

On May 11, 2017, the Company entered into a Membership Interest Purchase Agreements with Sigal Consulting, LLC and MariMed Advisors Inc. to purchase 49% of the MariMed Advisors Inc. from its owners, Robert Fireman, Gerald J. McGraw Jr., Jon R. Levine, James E Griffin Jr. and Timothy Shaw for an aggregate of 75 million shares of restricted stock all of which shares will be subject to 12 month lock up.

(14)

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

Overview

General

We currently operate in two separate segments with one segment being a 3D entertainment portal which leverages its proprietary licensed technology to offer visitors a network of virtual, multi-user environments which we call "worlds" and the second segment being a management company in the medical cannabis industry operating through a subsidiary, MariMed Advisors.

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

The transfer of assets occurred in the context of the spin-off by Worlds Inc. of its online and operational technologies businesses to us. The spin-off was effectuated by Worlds Inc. declaring a dividend of its shares of its then wholly-owned subsidiary,(then called Worlds Online, Inc.) with each share of Worlds Inc. to receive 1/3 of a share of the spin-off subsidiary with all fractional shares rounded up. Worlds Inc. did not want a trading market to develop for its shares until the SEC completed its review of its registration statement on Form 10. Accordingly, the actual distribution of the dividend did not occur until the payment date of March 12, 2012. Our stock is quoted on the OTC Bulletin Board. Approximately 23,859,248 shares were issued as part of the dividend distribution and immediately following the distribution Worlds Inc. continued to own approximately 19.6% of our outstanding shares. Worlds Inc. intends to dispose of its stock in an orderly fashion into the open market or in private sales, in either case in ways designed not to impact the market, but in any event within five years of the dividend payment debt if reasonably practical. While it holds any of our shares it will vote them in proportion to the votes by other stockholders.

On May 19, 2014, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc. (“MariMed Advisors”), a wholly owned subsidiary of the Company, Sigal Consulting LLC (“Sigal”), a Massachusetts limited liability company, and the Members of Sigal (“Sellers”). The transaction closed on September 29, 2014. Pursuant to the Agreement, the Company, through MariMed Advisors, acquired all of the assets of Sigal and the Sellers received the aggregate amount of (i) the Company’s common stock equal to 50% of the Company’s outstanding common stock on the Closing Date; (ii) three million options to purchase shares of the Company’s common stock which are exercisable over five years with various exercise prices ranging from $0.15 to $0.35 and (iii) 49% of MariMed Advisor’s outstanding common stock. As a result, the Company’s ownership of MariMed was reduced from 100% to 51%.

(15)

Revenues

Revenues are primarily generated by our cannabis consulting business with our 3D business contributing just a negligible amount.

With our acquisition of Sigal by our MariMed Advisors subsidiary, revenue was generated through sub leasing agreements with medical marijuana companies and consulting agreements with services being performed during the period. MariMed Advisors enters into consulting agreements to help entities attain medical marijuana licenses and provides services in the development and management of state licensed medical marijuana facilities. Our professional management team has developed best practices and standard operating procedures for cultivation and dispensing of medical cannabis. We also enter into rental agreements whereby we purchase or sublease space which we then rent to medical marijuana companies who would otherwise not have the resources to finance their operations.

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

Our financial statements currently reflect an entry called “deferred revenue”. This is specific to the conversion of a note Worlds Inc. issued to Pearson PLC in 1996 in the initial face amount of $1,263,900. Pearson has agreed to forgive 50% of the note and convert the balance of the note into deferred revenue for products and services Worlds Inc. develops for Pearson in the form of virtual worlds for training and distant learning. Each product Worlds Inc. develops for Pearson has been reviewed and accepted by a senior Pearson executive as part of an ongoing internal sales and capabilities program between various divisions within Pearson. As part of the Spinoff we assumed this obligation and intend to continue to pay down the debt by providing additional products and services

.Expenses

We classify our expenses into two broad groups:

• cost of revenues; and

• selling, general and administration.

Liquidity and Capital Resources

We raised $400,000 during the three months ended March 31, 2016 in order to fund MariMed Advisor’s business operations.  We expect to continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available.

(16)

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2017 and 2016 were $1,150,719 and $614,456, respectively. The revenue is from sub leasing contracts with a medical marijuana companies, and consulting contracts through our subsidiary MariMed.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenue increased by $536,263 to $1,150,719 for the three months ended March 31, 2017 from $614,456 in the prior year, an increase of 87%. The increase in revenue in 2017 is from the sub leasing and consulting contracts with medical marijuana companies in Delaware and Illinois through our MariMed subsidiary.

Cost of revenues for the three months ended March 31, 2017 increased by $49,572 to $401,241 from $351,669 in the prior year, an increase of 14%. Cost of revenue includes costs related to the sub lease and consulting contracts signed by MariMed Advisors and includes depreciation expense.  The increase is due to the increased activity in MariMed Advisor’s business.

Selling general and administrative (SG&A) for the three months ended March 31, 2017 increased by $190,181 or 168% to $302,890 from $112,709 in the prior year. Increase is due to the costs related to adding five additional contracts from the prior year. Consulting expense was $15,000 for the three months ended March 31, 2016 and $0 for the three months ended March 31, 2017.

Payroll and related taxes for the three months ended March 31, 2017 increased by $47,331 to $167,862 from $120,531.

Depreciation expense for the three months ended March 31, 2017 was $69,827 compared to $35,439 for the three months ended March 31, 2016. Depreciation expense is included as a component of cost of revenues.

We had interest expense of $102,182 for the three months ended March 31, 2017 compared to $92,712 for the three months ended March 31, 2016. Interest expense is related to the convertible notes.

Other expenses include loss on conversion of payable to common stock of $18,278 for the three months ended March 31, 2017. Other expenses for the three months ended March 31, 2016 include warrant expense of $5,154.

We had an unrealized loss on trading securities of $71 for the three months ended March 31, 2017. We had an unrealized gain on trading securities of $702 for the three months ended March 31, 2106.

As a result of the foregoing, for the three months ended March 31, 2017, we realized net income of $109,386 compared to a loss of $61,761 for the three months ended March 31, 2016. Net income attributable to non controlling interests as of March 31, 2017 is $141,626, compared to net income attributable to non controlling interests of $38,773 for the three months ended March 31, 2016.

(17)

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents was $640,282 at March 31, 2017. We had capital expenditures of $1,806,655 in the three months ending March 31, 2017 compared to $990,504 for the period ended in 2016.

We were able to raise $1,700,000 during the three months ended March 31, 2016.  Additional funds will need to be raised in order for us to move forward with the MariMed Advisors business plans. No assurances can be given that we will be able to raise any additional funds.

Subsequent Events

Following the close of the first quarter the Company (i) changed its name to MariMed Inc. (ii) changed its ticker symbol to MRMD, (iii) increased its authorized capital to 500 million shares of common stock and 50 million shares preferred stock, and (iv) purchased 49% of MariMed Advisors from the former owners of Sigal Consulting LLC for 75 million shares of restricted common stock subject to a 12 month lock up.

Item 4. Controls And Procedures

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Membership Interest Purchase Agreement by and among Sigal Consulting, LLC, MariMed Inc., MariMed Advisors Inc., Robert Fireman, Gerald J. McGraw Jr., Jon R. Levine, James E. Griffin Jr. and Timothy Shaw

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(19)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 15, 2017

MARIMED INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(20)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Membership Interest Purchase Agreement by and among Sigal Consulting, LLC, MariMed Inc., MariMed Advisors Inc., Robert Fireman, Gerald J. McGraw Jr., Jon R. Levine, James E. Griffin Jr. and Timothy Shaw

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