Form 10-Q
period 2017-06-30
MARIMED INC.
filed 2017-08-15
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File number 0-54433

MARIMED INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4672745
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26 Ossipee Road, Suite 201

Newton, MA 02464

(Address of Principal Executive Offices)

617-795-5140

(Registrant’s Telephone Number, Including Area Code)

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 10, 2017, 161,785,168 shares of the Issuer’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MariMed Inc.

Condensed Consolidated Financial Statements

Three and six months ended June 30, 2017 and 2016

(Unaudited)

MariMed Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,815,825	$569,356
Accounts receivable, net	980,790	532,607
Deferred rents receivable	603,685	536,248
Due from third parties	1,063,580	556,680
Due from related parties	204,616	187,508
Note receivable, current portion	48,359	40,130
Other current assets	72,281	16,003
Total current assets	5,789,136	2,438,532

Rental properties and equipment, net	8,660,935	5,305,060
Note receivable, long-term portion	596,496	624,167
Other assets	304,862	195,342
Total assets	$15,351,429	$8,563,101

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,792,583	$2,159,129
Due to related parties	140,617	148,338
Mortgage payable, current portion	882,385	887,114
Notes payable	3,875,000	3,475,000
Deferred revenue	226,950	226,950
Other current liabilities	225,000	225,000
Total current liabilities	8,142,535	7,121,531

Mortgage payable, long-term portion	1,925,437	1,977,998
Other liabilities	15,013	15,013
Total liabilities	10,082,985	9,114,542

Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value; 50,000,000 and 5,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; no shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Series A preferred stock subscribed but not yet issued; 500,000 and 300,000 shares at June 30, 2017 and December 31, 2016, respectively	500	300
Common stock, $0.001 par value; 500,000,000 and 100,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; 161,752,114 and 64,074,683 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	161,752	64,075
Common stock subscribed but not yet issued; 400,000 shares at June 30, 2017 and December 31, 2016	400	400
Subscriptions receivable	(25,000)	(25,000)
Common stock warrants	1,172,028	1,172,028
Additional paid-in capital	13,565,224	8,457,407
Accumulated deficit	(10,262,897)	(10,777,657)
Non-controlling interest	656,437	557,006
Total stockholders’ equity (deficit)	5,268,444	(551,441)
Total liabilities and stockholders’ equity (deficit)	$15,351,429	$8,563,101

See accompanying notes to condensed consolidated financial statements

MariMed Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$1,621,057	647,440	$2,771,776	$1,261,896

Cost of revenues	375,711	214,610	846,421	530,840

Gross profit	1,245,346	432,830	1,925,355	731,056

Operating expenses
Personnel	136,824	118,921	304,686	239,452
Marketing and promotion	45,265	1,598	54,925	4,143
General and administrative	368,557	149,861	591,960	275,025
Depreciation and amortization	93,583	64,247	163,410	99,686
Total expenses	644,229	334,627	1,114,981	618,306

Operating income	601,117	98,203	810,374	112,750

Non-operating expenses	96,312	59,156	196,183	130,311

Net income (loss)	504,805	39,047	614,191	(17,561)

Net income (loss) to non-controlling interest	(42,195)	90,033	99,431	128,805
Net income (loss) attributable to MariMed Inc.	$547,000	$(50,986)	$514,760	$(146,366)

Net income (loss) per share	$0.008	$(0.001)	$0.008	$(0.003)
Weighted average common shares outstanding	65,593,751	59,509,792	64,912,354	45,890,780

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$514,760	$(146,366)
Net income (loss) attributable to non-controlling interest	99,431	128,805
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	163,410	99,686
Unrealized trading losses, net	-	(388)
Changes in operating assets and liabilities:
Accounts receivable, net	(448,183)	(287,788)
Deferred rents receivable	(67,437)
Due from third parties	(506,900)	(246,600)
Due from related parties	(35,108)	74,608
Other current assets	(56,278)	(10,187)
Other assets	(109,520)
Accounts payable and accrued expenses	633,454	414,279
Due to related parties	10,280	7,459
Other liabilities	-	(5,000)
Net cash provided by operating activities	197,909	28,508

Cash flows from investing activities:
Purchase of rental properties and equipment	(3,766,154)	(1,500,773)
Net cash used in investing activities	(3,766,154)	(1,500,773)

Cash flows from financing activities:
Issuance of common stock	5,200,000	-
Issuance of preferred stock	200,000	-
Issuance of promissory notes	400,000	947,992
Proceeds from (paydown of) mortgage payable	(4,728)	898,257
Proceeds from note receivable	19,442	-
Distributions	-	(186,429)
Net cash provided by financing activities	5,814,714	1,659,820

Net change to cash and cash equivalents	2,246,469	187,555
Cash and cash equivalents at beginning of period	569,356	160,859
Cash and cash equivalents at end of period	$2,815,825	$348,414

Supplemental disclosure of cash flow information:
Cash paid for interest	$157,930	$106,477
Cash paid for taxes	$-	$-

Non-cash activities:
Issuance of common stock to pay accounts payable	$38,965	$-

See accompanying notes to condensed consolidated financial statements

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MariMed Inc., formerly Worlds Online Inc. (the “Company”), is an industry leader in the emerging cannabis industry. The Company advises its clients in securing cannabis licenses, and in turn, develops and manages state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensary of legal cannabis. In addition, the Company has created a brand of precision-dosed cannabis infused products which are licensed and distributed nationally. The Company’s stock is quoted on the OTC QB market under the ticker symbol MRMD, formerly WORX.

The Company was originally incorporated in January 2011 in the state of Delaware. Since inception, the Company has operated an online portal that offers multi-user virtual environments to users. This segment of the business has had insignificant operations since early 2014.

In May 2014, the Company, through its wholly-owned subsidiary MariMed Advisors Inc. (“MMA”), acquired Sigal Consulting LLC in exchange for (i) an aggregate amount of the Company’s common stock equal to 50% of the Company’s outstanding shares on the closing date of September 29, 2014, (ii) options to purchase three million shares of the Company’s common stock, exercisable over five years with exercise prices ranging from $0.15 to $0.35, and (iii) a 49% ownership interest in MMA.

This transaction was accounted for as a purchase acquisition where the Company was both the legal and accounting acquirer. Accordingly, the Company recorded as goodwill the value of the common stock and options issued in excess of the Sigal assets acquired and liabilities assumed. This goodwill was subsequently deemed impaired in full and written down to zero.

In June 2017, the Company acquired the remaining 49% interest in MMA in exchange for 75 million shares of common stock.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In accordance with GAAP, these interim statements do not contain all of the disclosures normally required in annual statements. In addition, the results of operations of interim periods are not necessarily indicative of the results of operations to be expected for the full year. Accordingly, these interim financial statements should be read in conjunction with the Company’s annual financial statements and accompanying notes for the year ended December 31, 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts within the financial statements and disclosures thereof. Actual results could differ from these estimates or assumptions.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Revenue Recognition

The Company’s main sources of revenue are comprised of brand development, operational consulting, leasing and other related advisory services. The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. This will usually be in the form of a receipt of customer acceptance and satisfaction with delivered product, or in the case of development and service revenue, when services have been performed.

Deferred revenue represents cash payments received before revenue is earned; the corresponding costs are also deferred until such revenue is ultimately recognized.

Research and Development Costs

Research and development costs are charged to operations as incurred.

Rental Properties

Rental properties are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. When assets are retired or disposed, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income. Repairs and maintenance are charged to expense in the period incurred.

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360-10-15, Impairment or Disposal of Long-Lived Assets. Impairment of long-lived assets is recognized when the net book value of such assets exceeds their expected cash flows, in which case the assets are written down to fair value, which is determined based on discounted future cash flows or appraised values.

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820, Fair Value Measurement, to measure the fair value of its financial instruments, and ASC 825, Financial Instruments, for disclosures on the fair value of its financial instruments. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820 are:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values due to the short maturity of these instruments.

Extinguishment of Liabilities

The Company accounts for extinguishment of liabilities in accordance with ASC 405-20, Extinguishments of Liabilities. When the conditions for extinguishment are met, the liabilities are written down to zero and a gain or loss is recognized.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method as set forth in ASC 718, Compensation—Stock Compensation, which requires a public entity to measure the cost of employee services received in exchange for an equity award based on the fair value of the award on the grant date, with limited exceptions. Such value will be incurred as compensation expense over the period an employee is required to provide service in exchange for the award, usually the vesting period. No compensation cost is recognized for equity awards for which employees do not render the requisite service.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the six months and year ended June 30, 2017 and December 31, 2016, respectively.

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

In accordance with ASC 850, the Company’s financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, as well as transactions that are eliminated in the preparation of financial statements.

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Comprehensive Income

The Company reports comprehensive income and its components following guidance set forth by ASC 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income applicable to the Company during the period covered in the financial statements.

Earnings Per Share

Earnings per common share is computed pursuant to ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus the weighted average number of potentially dilutive securities during the period.

As of June 30, 2017 and 2016, there were 10,475,000 and 9,775,000 potentially dilutive securities in the form of options and warrants, however such securities had an anti-dilutive effect on earnings per share, and in accordance with ASC 260, were excluded from the diluted net income per share calculation. Therefore, the calculations of basic and fully diluted net income per share are identical for the three and six month periods ended June 30, 2017 and 2016. These options and warrants may dilute earnings per share in the future.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. In accordance with ASC 450, Contingencies, the Company assesses such contingent liabilities, and if the assessment indicates that it is probable and the amount of the liability can be estimated, such estimated liability is accrued. Otherwise, contingent liabilities are disclosed unless considered remote.

While not assured, management does not believe, based upon information available at this time, that a loss contingency will have material adverse effect on the Company’s financial position, results of operations or cash flows.

Risk and Uncertainties

The Company is subject to risks common to companies within the medical marijuana industries, including, but not limited to, government regulations and jurisdictional laws.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current period presentation. These reclassifications had no effect on reported income (losses).

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

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2015-08, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 - GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. While working capital (current assets less current liabilities) was negative at June 30, 2017, for the six months then ended, the Company generated positive cash flow from operating activities, and revenues increased to $2.8 million from $1.3 million for the same period a year ago.

During the six months ended June 30, 2017, the Company raised $5.8 million. The Company will need additional funding to fully implement its business plan. An inability to obtain additional funding may have a material adverse effect on the Company and its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – ACQUISITION

In May 2014, the Company’s wholly-owned subsidiary, MariMed Advisors Inc. (“MMA”), acquired Sigal Consulting LLC (“Sigal”), a company partially owned by a director of the Company. The purchase price, which was distributed to the owners of Sigal, consisted of (i) 31,954,236 shares of the Company’s common stock, (ii) options to purchase three million shares of the Company’s common stock at prices ranging from $0.15 - $0.35 per share and which vest over two years and exercisable over five years, and (iii) a 49% interest in MMA.

The value of the common stock issued was $5,911,534, as determined by the fair value of the Company’s common stock on the closing date. The fair value of the stock options was $569,682, measured using the Black-Scholes valuation model on the grant date, assuming approximately 1.56% risk-free interest, 0% dividend yield, 311% volatility, and expected life of five years.

The fair value of common stock issued and options granted for acquisition over the book value of Sigal was recorded as goodwill, which was subsequently impaired in full.

In June, the Company issued 75 million shares of common stock to purchase the remaining 49% ownership of MMA.

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 5 – DEFERRED REVENUE

Deferred revenue represents the conversion of a promissory note issued to a third party by the Company’s former parent, which was assumed by the Company in 201l, for future products and services of the Company’s online portal business segment. During the six months ended June 30, 2017 and the twelve months ended December 31, 2016, no products or services were provided to the third party.

NOTE 6 – RENTAL PROPERTIES AND EQUIPMENT

The caption Rental Properties and Equipment included in the Company’s financial statements represents land and properties that have been purchased, built out for commercial use within the medical cannabis industry, and then leased to third parties. These amounts are shown net of accumulated depreciation.

During the six months ended June 30, 2017 and 2016, the Company invested $3,766,154 and $1,500,773, respectively, in rental properties and equipment.

Depreciation and amortization for the six months ended June 30, 2017 and 2016 was $163,410 and $99,686, respectively.

NOTE 7 – WARRANTS AND STOCK OPTIONS

During the six months ended June 30, 2017, the Company issued 40,000 warrants and recorded an expense of $5,154 representing the estimated fair value on the grant date, calculated using the Black-Scholes pricing model.

There were no stock options issued or exercised during the six months ended June 30, 2017. Stock options outstanding and exercisable as of June 30, 2017 were:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding and exercisable:
$0.010	4,500,000	0.25
$0.025	500,000	0.47
$0.025	200,000	0.51
$0.080	200,000	2.47
$0.080	250,000	1.58
$0.130	600,000	3.00
$0.150	1,000,000	2.25
$0.250	1,000,000	2.25
$0.350	1,000,000	2.25
	9,250,000

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

In May 2014, the Company Sigal Consulting LLC, a company partially owned by a director of the Company. The details of this transaction are further disclosed in Note 3 above.

On June 30, 2017, the Company acquired the remaining 49% interest in MariMed Advisors Inc. from its ownership group, which includes the CEO and CFO of the Company, for an aggregate 75 million shares of common stock. This common stock is restricted for a period of 12 months following the transaction date.

The due from related parties balances are comprised of cash payments to subsidiaries to pay for operating expenses and include advances to an officer of the Company.

The due to related parties balances are comprised of cash received from related parties to pay for operating expenses and include advances made by officers of the Company.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with former CEO of the Company. The five-year agreement is dated August 30, 2012, with a one-year renewal option held by the former CEO. The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus based on the level of the Company’s pre-tax income; payment of up to $10,000 in life insurance premiums; options to purchase 4.5 million shares of the Company common stock at an exercise price of $0.01 per share; a death benefit of at least $2 million dollars; and a payment as defined in the agreement in the event of a Company change in control.

The balance owed under this agreement at June 30, 2017 and December 31, 2016 was $968,063 and $657,497, respectively. These amounts are reflected in the Company financial statements under the caption accounts payable and accrued expenses.

NOTE 10 - NON-CONTROLLING INTEREST

Non-controlling interest represents the ownership interests of the minority owners of our consolidated subsidiaries that are not wholly-owned. The net income of the Company attributable to non-controlling interest was $99,431 and $128,805 for the six months ended June 30, 2017 and 2016, respectively. The accumulated deficit attributable to non-controlling interest was $656,437 and $557,006 at June 30, 2017 and December 31, 2015, respectively.

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 11 – SEGMENTS

In accordance with ASC 280, the following is information regarding the Company’s operating segments:

	Six Months Ended
	June 30, 2017	June 30, 2016
Revenues:
Online portal operations	$114	$297
Cannabis operations	2,771,662	1,261,599
Consolidated revenues	$2,771,776	$1,261,896

Depreciation and amortization:
Online portal operations	$—	$—
Cannabis operations	163,410	99,686
Depreciation and amortization	$163,410	$99,686

Profit/(Loss) before taxes
Online portal operations	$(146,774)	$(257,603)
Cannabis operations	760,965	240,042
Profit/(Loss) before taxes	$614,191	$(17,561)
Capital Expenditures:
Online portal operations	$—	$—
Cannabis operations	3,766,154	1,500,773
Combined capital expenditures	$3,766,154	$1,500,773

Assets:
Online portal operations	$1,504	$12,127
Cannabis operations	15,349,925	5,701,77
Combined assets	$15,351,429	$5,713,899

NOTE 12 – MATERIAL TRANSACTIONS

In June, 2015, Company’s majority-owned subsidiary, Mia Development LLC (“Mia”), entered into a long-term tenancy agreement with First State Compassion Center, Inc. (“FSCC”) for the lease of Mia’s state-of-the-art medical cannabis facility in Delaware. FSCC is one of the companies to be awarded a medical marijuana license in the state.

Prior to the execution of the lease with Mia, in January 2015, FSCC issued a promissory note to Mia in the amount of $1,100,000, payable in monthly installments at 12.5% interest per annum over a 5-year term. In May 2016, when the outstanding principal balance was $688,408, the promissory note was amended to extend the amortized monthly installments to April 2026. The balance of the promissory note on June 30, 2017 and December 31, 2016 was $693,214 and $664,297, respectively.

In April 2015, the Company’s majority-owned subsidiary, Mari Holdings IL LLC (Mari”), entered into a long-term agreement with two companies that have been awarded medical marijuana licenses in the state of Illinois to lease Mari’s two state-of-the-art medical cannabis facilities in the state.

NOTE 13 - SUBSEQUENT EVENTS

The Company evaluated for subsequent events through the issuance date of these financial statements.

In July, 2017, the Company issued 33,054 shares of common stock.

In August 2017, the Company entered into an agreement to issue 4,385,823 shares of common stock to retire promissory notes with principal balances of $2,050,000 in the aggregate.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

When used in this form 10-Q and in future filings by the Company with the Commission, the words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Overview

General

We are a management advisory company in the medical cannabis industry. We are an industry leader in the design, development, operation, funding, and optimization of medical cannabis cultivation, production, and dispensary facilities. Our team has developed state-of-the-art, regulatory-compliant legal cannabis facilities in multiple states. These facilities are models of excellence in horticultural principals, cannabis production, product development, and dispensary operations. We are on the forefront of precision-dosed cannabis medicine for the treatment of specific medical conditions. Our branded products, such as Kalm Fusion, are being licensed and distributed in legal cannabis states across the country.

Since our inception in 2011, we have also operated an online portal that offers multi-user virtual environments to users. While this business segment owns a proprietary technology platform, select URLs and a vast inventory of digital assets, it has had insignificant operations since early 2014, and provides a negligible contribution to the business.

In May 2014, we entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc. (“MMA”), our wholly owned subsidiary of the Company immediately prior to the Agreement, Sigal Consulting LLC (“Sigal”), a company partially owned by a Company director, and the Members of Sigal (“Sellers”). The transaction closed in September 2014. Pursuant to the Agreement, the Company, through MMA, acquired Sigal, and the Sellers received (i) the aggregate amount of the Company’s common stock equal to 50% of the Company’s outstanding common stock on the closing date; (ii) options to purchase three million shares of the Company’s common stock, are exercisable over five years with exercise prices ranging from $0.15 to $0.35, and (iii) a 49% ownership interest of MMA, thereby reducing our ownership of MMA to 51%.

In June 2017, we acquired the remaining 49% interest in MMA in exchange for 75 million shares of restricted common stock.

Revenues

Revenues are primarily generated by our medical cannabis consulting business,

With our acquisition of Sigal by our MariMed Advisors subsidiary, revenue was generated through sub leasing agreements with medical marijuana companies and consulting agreements with services being performed during the period. We enter into consulting agreements to help entities attain medical marijuana licenses and provide services in the development and management of state licensed medical marijuana facilities. Our professional management team has developed best practices and standard operating procedures for cultivation and dispensing of medical cannabis. We also enter into rental agreements whereby we purchase or sublease space which we then rent to medical marijuana companies who would otherwise not have the resources to finance their operations.

Our financial statements currently reflect an entry called “deferred revenue”. This is specific to the conversion of a promissory note issued to a third party by our former parent, which was assumed by us in 201l, for future products and services of our online portal business segment. For the periods presented we did not provide this third party any products or services.

Expenses

We classify our operating expenses into the following categories:

●	cost of revenues

●	personnel

●	marketing and promotion

●	general and administration, and

●	depreciation and amortization

Liquidity and Capital Resources

During the six months ended June 30, 2017, we raised a total of $5,800,000, comprised of $5,200,000 from the issuance of common stock, $200,000 from the issuance of Series A preferred stock, and $400,000 from the issuance of promissory notes. These funds will primarily be used to build state-of-the-art medical marijuana facilities in new markets. We expect to continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time, and there can be no assurance that any such financing will become available.

RESULTS OF OPERATIONS

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Revenues for the three months ended June 30, 2017 increased by 150% from the same period a year ago. Revenues for the three months ended June 30, 2016 were $647,440, and increased by nearly one million dollars to $1,621,057 for the three months ended June 30, 2017. This significant increase was primarily due to our medical cannabis clients generating a robust 74% increase in revenues, a percentage of which is earned by us in the form of a management fee. For the three months ended June 30, 2017, these clients’ revenues increased to $2.7 million from $1.6 million for the same period in 2016.

Cost of revenues increased 75% from $214,610 for the three months ended June 30, 2016 to $375,711 for the three months ended June 30, 2017. While an increase was expected given the increase in revenues, the percentage increase of cost of sales was half of the percentage increase of revenues, demonstrating the successful leveraging of our company infrastructure to generate higher margins. Accordingly, gross profit as a percentage of revenue increased from 67% for the three months ended June 30, 2016 to 77% for the three months ended June 30, 2017.

Personnel expense increased 15% to $136,824 for the three months ended June 30, 2017 from $118,921 for the same period a year ago. This increase was the result of hiring additional staff to support the higher level of revenues.

Marketing and promotion costs increased to $45,265 for the three months ended June 30, 2017 from $1,598 for the same period a year ago. This increase is due to our additional efforts to promote our services within the medical cannabis industry.

General and administrative costs increased to $368,557 for the three months ended June 30, 2017 from $149,861 for the same period a year ago. This increase is commensurate with the growth of revenues and the overall business.

Depreciation and amortization increased from $64,247 for the three months ended June 30, 2016 to $93,583 for the three months ended June 30, 2017 due to the increase in rental properties.

Non-operating expenses are primarily comprised of interest expense on our mortgage and notes payable, offset by interest income on our note receivable. For the three months ended June 30, 2017, interest expense was $116,742, offset by interest income of $20,358. For the three months ended June 30, 2016, interest expense was $75,097, offset by interest income of $21,409.

As a result of the foregoing, we realized net income of $504,805 for the three months ended June 30, 2016, a thirteen-fold increase over the same period a year ago, when net income was $39,047.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Revenues for the six months ended June 30, 2017 more than doubled from the same period a year ago. Revenues for the six months ended June 30, 2016 were $1,261,896, and increased by 120% to $2,771,776 for the six months ended June 30, 2017. This significant increase was primarily due to our medical cannabis clients posting a strong 89% increase in revenues, a percentage of which is earned by us in the form of a management fee. For the six months ended June 30, 2017, these clients’ revenues increased to $5.03 million from $2.66 million for the same period in 2016.

Cost of revenues increased from $530,840 for the six months ended June 30, 2016 to $846,421 for the six months ended June 30, 2017. While this increase was expected given the increase in revenues, the percentage increase of cost of sales was slightly less than half of the percentage increase of revenues, demonstrating the successful leveraging of our company infrastructure to generate higher margins. Accordingly, our gross profit as a percentage of revenue increased from 58% for the six months ended June 30, 2016 to 70% for the six months ended June 30, 2017.

Personnel expense increased 27% to $304,686 for the six months ended June 30, 2017 from $239,452 for the same period a year ago. This increase was the result of hiring additional staff to support the higher level of revenues and expected continuing growth.

Marketing and promotion costs increased to $54,925 for the six months ended June 30, 2017 from $4,143 for the same period a year ago. This increase is due to our additional efforts to promote our services within the medical cannabis industry.

General and administrative costs increased to $591,560 for the six months ended June 30, 2017 from $275,025 from the same period a year ago. This increase is commensurate with the increase in revenues and expected continuing growth of the overall business.

Depreciation and amortization increased from $99,686 for the six months ended June 30, 2016 to $163,410 for the six months ended June 30, 2017 due to the increase in rental properties.

Non-operating expenses are primarily comprised of interest expense on our mortgage and notes payable, offset by interest income on our note receivable. For the six months ended June 30, 2017, interest expense was $188,595, offset by interest income of $41,018. For the six months ended June 30, 2016, and interest expense was $169,809, offset by interest income of $42,264.

As a result of the foregoing, we realized net income of $614,191 for the six months ended June 30, 2016, compared to a net loss of $17,561 for the same period a year ago.

Subsequent Events

In August 2017, we issued 4,385,823 shares of our common stock to retire promissory notes with principal balances of $2,050,000 in the aggregate.

Item 4. Controls And Procedures

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q. and in “Item 1A. RISK FACTORS” of our Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Membership Interest Purchase Agreement by and among Sigal Consulting, LLC, MariMed Inc., MariMed Advisors Inc., Robert Fireman, Gerald J. McGraw Jr., Jon R. Levine, James E. Griffin Jr. and Timothy Shaw dated May 19, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed with the SEC on May 19, 2014)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 15, 2017

MARIMED INC.

By:	/s/ Robert Fireman
Robert Fireman
President and Chief Executive Officer

By:	/s/ Jon R. Levine
Jon R. Levine
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Membership Interest Purchase Agreement by and among Sigal Consulting, LLC, MariMed Inc., MariMed Advisors Inc., Robert Fireman, Gerald J. McGraw Jr., Jon R. Levine, James E. Griffin Jr. and Timothy Shaw dated May 19, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed with the SEC on May 19, 2014)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

