Form 10-Q
period 2017-09-30
MARIMED INC.
filed 2017-11-14
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2017

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

As of November 14, 2017, 171,330,991 shares of the Issuer’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MariMed Inc.

Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2017 and 2016

MariMed Inc.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$652,998	$569,356
Accounts receivable, net	1,325,688	532,607
Deferred rents receivable	608,135	536,248
Due from third parties	1,024,263	556,680
Due from related parties	134,781	187,508
Note receivable, current portion	44,053	40,130
Other current assets	82,425	16,003
Total current assets	3,872,343	2,438,532

Fixed assets, net	16,544,124	5,305,060
Note receivable, long-term portion	590,619	624,167
Other assets	365,332	195,342
Total assets	$21,372,418	$8,563,101

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,092,162	$2,159,129
Due to related parties	94,996	148,338
Mortgages payable, current portion	119,595	113,115
Notes payable	1,825,000	3,475,000
Deferred revenue	-	226,950
Other current liabilities	225,000	225,000
Total current liabilities	7,356,753	6,347,532

Mortgages payable, long-term portion	2,664,894	2,751,997
Notes payable	3,250,000	-
Other liabilities	15,513	15,013
Total liabilities	13,287,160	9,114,542

Stockholders’ equity:
Series A preferred stock, $0.001 par value; 50,000,000 and 5,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; no shares issued or outstanding at September 30, 2017 and December 31, 2016	-	-
Series A preferred stock subscribed but not yet issued; 500,000 and 300,000 shares at September 30, 2017 and December 31, 2016, respectively	500	300
Common stock, $0.001 par value; 500,000,000 and 100,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 166,170,991 and 64,074,683 shares issued at September 30, 2017 and December 31, 2016, respectively; 166,080,991 and 64,074,683 shares outstanding at September 30, 2017 and December 31, 2016, respectively	166,171	64,075
Common stock subscribed but not yet issued; 4,800,000 and 400,000 shares at September 30, 2017 and December 31, 2016, respectively	4,800	400
Subscriptions receivable	(25,000)	(25,000)
Common stock warrants	1,452,355	1,172,028
Treasury stock, at cost; 90,000 and zero shares at September 30, 2017 and December 31, 2016, respectively	(45,000)	-
Additional paid-in capital	16,451,922	8,457,407
Accumulated deficit	(10,655,348)	(10,777,657)
Non-controlling interests	734,858	557,006
Total stockholders’ equity	8,085,258	(551,441)
Total liabilities and stockholders’ equity	$21,372,418	$8,563,101

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$1,715,697	$873,549	$4,487,473	$2,135,445

Cost of revenues	447,967	422,722	1,294,388	953,562

Gross profit	1,267,730	450,827	3,193,085	1,181,883

Operating expenses:
Personnel	269,795	111,870	574,481	351,322
Marketing and promotion	29,286	19,993	84,211	24,136
General and administrative	581,391	197,505	1,173,351	475,530
Depreciation and amortization	100,214	66,422	263,624	166,108
Total operating expenses	980,686	395,790	2,095,667	1,017,096

Operating income	287,044	55,037	1,097,418	164,787

Non-operating expenses:
Interest expense, net	79,518	61,777	257,424	187,322
Equity compensation	284,640	-	284,640	5,154
Loss on debt conversions	463,855	-	482,133	-
Write-off of deferred revenue	(226,940)	-	(226,940)	-
Unrealized loss (gain) on trading securities	-	120	-	(268)
Total non-operating expenses	601,073	61,897	797,257	192,208

Net income (loss)	$(314,029)	$(6,860)	$300,161	$(27,421)

Net income (loss) attributable to non-controlling interests	$78,421	$53,962	$177,852	$182,768
Net income (loss) attributable to MariMed Inc.	$(392,450)	$(60,822)	$122,309	$(210,189)

Net income (loss) per share	$(0.002)	$(0.001)	$0.001	$(0.004)
Weighted average common shares outstanding	163,737,564	64,074,683	97,982,499	52,018,689

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss) attributable to MariMed Inc.	$122,309	$(210,189)
Net income (loss) attributable to non-controlling interests	177,852	182,768
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	263,624	166,108
Equity compensation	284,640	-
Loss on debt conversions	482,133	-
Unrealized trading losses, net	-	(268)
Changes in operating assets and liabilities:
Accounts receivable, net	(793,081)	(302,237)
Deferred rents receivable	(71,887)	-
Due from third parties	(467,583)	(355,130)
Due from related parties	52,727	77,594
Other current assets	(66,422)	(180,751)
Other assets	(169,990)	(268)
Accounts payable and accrued expenses	3,095,297	256,035
Due to related parties	(53,342)	108,477
Deferred revenue	(226,950)	-
Other liabilities	500	(20,000)
Net cash provided by (used in) operating activities	2,629,827	(277,861)

Cash flows from investing activities:
Purchases of fixed assets	(11,502,688)	(3,346,355)
Proceeds from issuance of notes receivable	29,625	16,587
Net cash used in investing activities	(11,473,063)	(3,329,768)

Cash flows from financing activities:
Proceeds from subscribed preferred stock	200,000	-
Issuance of common stock	5,150,000	206,157
Issuance of promissory notes	3,650,000	2,867,592
Proceeds from (paydown of) mortgage payable	(80,622)	892,810
Exercise of stock options	7,500	-
Distributions	-	(301,749)
Net cash provided by financing activities	8,926,878	3,664,810

Net change to cash and cash equivalents	83,642	57,181
Cash and cash equivalents at beginning of period	569,356	160,859
Cash and cash equivalents at end of period	$652,998	$218,040

Supplemental disclosure of cash flow information:
Cash paid for interest	$418,738	$158,489
Cash paid for taxes	$8,138	$-

Non-cash activities:
Equity issued to convert debt	$2,050,000	$-

See accompanying notes to condensed consolidated financial statements

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MariMed Inc., formerly Worlds Online Inc. (the “Company”), is an industry leader in the emerging cannabis industry. The Company advises its clients in securing cannabis licenses, and in turn, develops and manages state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensary of legal cannabis. In addition, the Company has created a brand of precision-dosed cannabis infused products, under the brand name Kalm Fusion™, which are licensed and distributed nationally. The Company’s stock is quoted on the OTCQB market under the ticker symbol MRMD (formerly WORX).

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In accordance with GAAP, these interim statements do not contain all of the disclosures normally required in annual statements. In addition, the results of operations of interim periods are not necessarily indicative of the results of operations to be expected for the full year. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited annual financial statements and accompanying notes for the year ended December 31, 2016.

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

Revenue Recognition

The Company’s main sources of revenue are comprised of sales and licensing of branded products, operational consulting, leasing, and advisory services. The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. This will usually be in the form of a receipt of customer acceptance and satisfaction with delivered product, or in the case of development and service revenue, when services have been performed.

Deferred revenue represents cash payments received before revenue is earned; the corresponding costs are also deferred until such revenue is ultimately recognized.

Research and Development Costs

Research and development costs are charged to operations as incurred.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. When assets are retired or disposed, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income. Repairs and maintenance are charged to expense in the period incurred.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the nine months and year ended September 30, 2017 and December 31, 2016, respectively.

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

As of September 30, 2017 and 2016, there were 6,748,898 and 9,825,000 potentially dilutive securities in the form of options and warrants. Such securities had an anti-dilutive effect on earnings per share, and in accordance with ASC 260, were excluded from the diluted net income per share calculation. For that reason, the calculations of basic and fully diluted net income per share were identical for the three and nine month periods ended September 30, 2017 and 2016. These options and warrants may dilute earnings per share in the future.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. In accordance with ASC 450, Contingencies, the Company assesses such contingent liabilities, and if the assessment indicates that it is probable and the amount of the liability can be estimated, such estimated liability is accrued. Otherwise, contingent liabilities are disclosed unless considered remote.

While not assured, management does not believe, based upon information available at this time, that a loss contingency will have material adverse effect on the Company’s financial position, results of operations or cash flows.

Risk and Uncertainties

The Company is subject to risks common to companies operating within the legal and medical marijuana industries, including, but not limited to, federal laws, government regulations and jurisdictional laws.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current period presentation. These reclassifications had no effect on reported income (losses).

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

NOTE 3 - GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. While working capital (current assets less current liabilities) was negative at September 30, 2017, for the nine months then ended, the Company generated positive cash flow from operating activities, and revenues and income more than doubled from the same period a year ago.

During the nine months ended September 30, 2017, the Company raised $9 million. The Company will need additional funding to fully implement its business plan. An inability to obtain additional funding may have a material adverse effect on the Company and its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – ACQUISITION

In May 2014, the Company’s wholly-owned subsidiary, MariMed Advisors Inc. (“MMA”), acquired Sigal Consulting LLC (“Sigal”), a company partially owned by the CEO and CFO of the Company. The purchase price, which was distributed to the owners of Sigal, consisted of (i) 31,954,236 shares of the Company’s common stock, (ii) options to purchase three million shares of the Company’s common stock at prices ranging from $0.15 - $0.35 per share and which vest over two years and exercisable over five years, and (iii) a 49% interest in MMA.

The value of the common stock issued was approximately $5,912,000, as determined by the fair value of the Company’s common stock on the closing date. The fair value of the stock options was approximately $570,000, as measured by the use of an option pricing model.

The fair value of common stock issued and options granted for acquisition over the book value of Sigal was recorded as goodwill, which was subsequently impaired in full.

In June, the Company issued 75 million shares of common stock to purchase the remaining 49% ownership of MMA.

NOTE 5 – DEFERRED REVENUE

Deferred revenue represented the conversion of a promissory note issued to a third party by the Company’s former parent, which was assumed by the Company in 201l, for future products and services of the Company’s online portal business segment.

In the third quarter of 2017, the Company wrote off the entire carrying amount of deferred revenue in accordance with an agreement with the third party whereby the Company was released from all of its obligations to the third party and any actions or demands related thereto.

NOTE 6 – FIXED ASSETS

Fixed assets are comprised of land and properties that have been acquired, built out for commercial use within the legal and medical cannabis industry, and then leased to third parties. These amounts are shown net of accumulated depreciation.

During the nine months ended September 30, 2017, fixed asset purchases were $11.5 million compared to $3.3 million during the same period in 2016. These purchases included the acquisition of properties in Hagerstown, MD and Middleborough, MA, and the buildout of facilities in Lewes, DE, Clark County, NV, and Hagerstown, MD.

Depreciation and amortization for the nine months ended September 30, 2017 and 2016 was approximately $264,000 and $166,000, respectively.

NOTE 7 – WARRANTS AND STOCK OPTIONS

During the nine months ended September 30, 2017, the Company issued warrants to purchase 100,000 shares of preferred stock and 873,898 shares of common stock; and options to purchase 200,000 shares of common stock. The Company recorded non-cash equity compensation of approximately $285,000 representing the estimated fair value of these instruments on the grant date, calculated using a binomial pricing model.

During the three months ended September 30, 2017, options to purchase 4.8 million shares of common stock were exercised, at exercise prices ranging from $0.010 to $0.025. The issuance of shares associated with these exercises occurred after the quarter end, and accordingly the stock is reflected as Common Stock Subscribed But Not Yet Issued within the September 30, 2017 balance sheet.

Stock options outstanding and exercisable as of September 30, 2017 were:

Exercise Price	Shares Under Option		Remaining
per Share	Outstanding	Exercisable	Life in Years
$0.025	200,000	200,000	0.22
$0.025	200,000	200,000	0.25
$0.080	200,000	200,000	2.22
$0.080	250,000	250,000	1.33
$0.130	600,000	600,000	2.75
$0.150	1,000,000	1,000,000	1.99
$0.250	1,000,000	1,000,000	1.99
$0.350	1,000,000	1,000,000	1.99
$0.550	200,000	10,000	2.90
	4,650,000	4,460,000

NOTE 8 – RELATED PARTY TRANSACTIONS

In May 2014, the Company acquired Sigal Consulting LLC, a company partially owned by the CEO and CFO of the Company. The details of this transaction are further disclosed in Note 4 above.

On June 30, 2017, the Company acquired the remaining 49% interest in MariMed Advisors Inc. from its ownership group, which included the CEO and CFO of the Company, for an aggregate 75 million shares of common stock. This common stock is restricted for a period of 12 months following the transaction date.

The caption Due from Related Parties in the Company’s financial statements is comprised of cash payments to subsidiaries to pay for operating expenses.

The caption Due to Related Parties reflects cash received from related parties to pay for operating expenses and includes advances received from officers of the Company.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

An employment agreement with the former CEO of the Company, which expired on September 1, 2017, provided this individual with salary, car allowances, bonuses based on the Company reaching certain milestones, life insurance, stock options and a death benefit.

The balance owed under this agreement at September 30, 2017 and December 31, 2016 was approximately $1,011,000 and $840,000, respectively. These amounts are reflected in the Company financial statements under the caption Accounts Payable and Accrued Expenses.

NOTE 10 - NON-CONTROLLING INTERESTS

Non-controlling Interests shown in the Company’s financial statements represent the minority ownership interests of consolidated subsidiaries that are not wholly-owned. Net income attributable to non-controlling interests was approximately $178,000 and $183,000 for the nine months ended September 30, 2017 and 2016, respectively. The accumulated deficit attributable to non-controlling interests was approximately $735,000 and $557,000 at September 30, 2017 and December 31, 2016, respectively.

NOTE 11 – SEGMENTS

In accordance with ASC 280, the following is information regarding the Company’s operating segments:

	Nine Months Ended September 30,
	2017	2016
Revenues:
Online portal operations	$289	$510
Cannabis operations	4,487,184	2,134,935
Consolidated revenues	$4,487,473	$2,135,445

Depreciation and amortization:
Online portal operations	$—	$—
Cannabis operations	263,624	166,108
Depreciation and amortization	$263,624	$166,108

Net income (loss):
Online portal operations	$(31,703)	$(355,058)
Cannabis operations	331,864	327,637
Net income (loss)	$300,161	$(27,421)

Capital expenditures:
Online portal operations	$—	$—
Cannabis operations	11,502,688	3,346,355
Combined capital expenditures	$11,502,688	$3,346,355

Assets:
Online portal operations	$1,476	$9,137
Cannabis operations	21,370,942	7,687,828
Combined assets	$21,372,418	$7,696,965

NOTE 12 – MATERIAL TRANSACTIONS

In June 2015, the Company entered into a long-term tenancy agreement with First State Compassion Center, Inc. (“FSCC”) for the lease of its state-of-the-art medical cannabis facility in Delaware. FSCC is one of the companies to be awarded a medical marijuana license in the state.

In April 2015, the Company entered into a long-term agreement with two companies that have been awarded medical marijuana licenses in the state of Illinois to lease two of the Company’s state-of-the-art medical cannabis facilities in the state.

In August 2017, the Company issued 4,385,823 shares of common stock to retire promissory notes with principal balances of $2,050,000 plus accrued interest. On the transaction date, the fair value of the common stock was $0.63 per share, resulting in the company recording a non-cash loss on debt conversion of approximately $451,000.

These former noteholders also received, in September 2017, warrants to purchase 863,898 shares of common stock. The fair value of these warrants on the grant date was approximately $257,000, which made up most of the non-cash equity compensation of approximately $285,000 recorded by the Company in the third quarter, as further discussed in Note 7 above.

In September 2017, the Company entered into a letter of intent with Tikun Olam to expand the Company’s licensing of Tikun Olam’s unique cannabis strains into four additional legal cannabis states.

NOTE 13 - SUBSEQUENT EVENTS

In October 2017, the Company received a certificate of occupancy for its recently completed facility in Hagerstown, MD, which is leased to a third party that has been awarded a medical marijuana license in the state.

In November 2017, the Company purchased a 137,500 square foot industrial building in New Bedford, MA, a portion of which is tenant-occupied, and a portion of which will be renovated into a state-of-the-art medical cannabis facility to be leased to a cannabis licensee in the state.

In November 2017, the Company entered into an exclusive licensing agreement for the production and distribution of its branded cannabis products in the state of Nevada, which is expected to commence in the fourth quarter of 2017.

During the period October 1 through November 14, 2017, the Company issued 450,000 shares of its common stock.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in current pricing levels that we can charge for our services or which we pay to our suppliers and business partners; changes in political, social and economic conditions in the jurisdictions in which we operate; changes to laws and regulations that pertain to our operations; changes in technology that render our technology relatively inferior, obsolete or more expensive compared to others; foreign currency fluctuations; changes in the business prospects of our business partners and customers; increased competition, including from our business partners; delays in the delivery of broadband capacity to the homes and offices of persons who use our services; general disruptions to Internet service; and the loss of customer faith in the Internet as a means of commerce.

The following discussion should be read in conjunction with the unaudited financial statements and related notes which are included under Item 1.

We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

Overview

General

We are a management advisory company in the medical cannabis industry. We provide our clients with industry leading expertise in the design, development, operation, funding, and optimization of medical cannabis cultivation, production, and dispensary facilities. Our team acquires land and/or real estate for the purpose of developing state-of-the-art, regulatory-compliant legal cannabis facilities. These facilities are models of excellence in horticultural principals, cannabis production, product development, and dispensary operations. These facilities are leased to the Company’s clients who are entities that have been awarded legal and medical marijuana licenses from multiple states.

We currently have five active and fully operational facilities which are located in Delaware (in the cities of Wilmington and Lewes), Illinois (in the cities of Anna and Harrisburg), and Nevada (Clark county). In addition, we currently have three facilities in various stages of acquisition and construction in Maryland (Hagerstown) and Massachusetts (in the cities of Middleborough and New Bedford).

In addition to our medical cannabis facilities, we are on the forefront of the development of precision-dosed cannabis medicine for the treatment of specific medical conditions. Our branded products, such as Kalm Fusion™, are licensed and distributed in cannabis-legal states across the country.

Since our inception in 2011, we have also operated an online portal that offers multi-user virtual environments to users. While this business segment owns a proprietary technology platform, select URLs and a vast inventory of digital assets, it has had insignificant operations since early 2014, and provides a negligible contribution to the business.

In May 2014, we entered into a Membership Interest Purchase Agreement (the “Agreement”) between MariMed Advisors Inc. (“MMA”), our wholly owned subsidiary immediately prior to the Agreement, Sigal Consulting LLC (“Sigal”), and the Members of Sigal, two of whom were the CEO and CFO of the Company (“Sellers”). The transaction closed in September 2014. Pursuant to the Agreement, the Company, through MMA, acquired Sigal, and the Sellers received (i) the aggregate amount of the Company’s common stock equal to 50% of the Company’s outstanding common stock on the closing date; (ii) options to purchase three million shares of the Company’s common stock, which are exercisable over five years with exercise prices ranging from $0.15 to $0.35, and (iii) a 49% ownership interest of MMA, thereby reducing our ownership of MMA to 51%.

In June 2017, we acquired the remaining 49% interest in MMA in exchange for 75 million shares of restricted common stock.

Revenues

Revenues are predominantly generated by our medical cannabis operating segment. Such revenues are comprised of: subleasing contracts with our medical marijuana clients; consulting services to companies operating in the legal and medical marijuana industry; production arrangements for the procurement of cannabis resources; and licensing revenues from the sale of our branded products.

Subleasing revenue is derived from the rental of our regulatory-compliant, medical cannabis facilities to companies that have been awarded medical marijuana licenses, but who otherwise do not have the resources to develop such facilities.

Consulting revenue is generated from the guidance we provide entities to attain medical marijuana licenses, and from the expert services we deliver, which include best practices and standard operating procedures, in support of the cultivation and dispensing of medical cannabis.

Production revenue is generated from agreements with third parties to provide our medical cannabis clients with materials necessary for the production and dispensing of medical marijuana.

Licensing revenue arises from the sale of our branded precision-dosed cannabis medications, such as Kalm Fusion™, to legal dispensaries throughout the country.

Expenses

We classify our operating expenses into the following categories:

●	cost of revenues

●	personnel

●	marketing and promotion

●	general and administration, and

●	depreciation and amortization

Liquidity and Capital Resources

During the nine months ended September 30, 2017, we raised a total of $9 million, comprised of $5,150,000 from the issuance of common stock, $200,000 from the subscription of Series A preferred stock, and $3,650,000 from the issuance of promissory notes. These funds will be used to for the purchase, development, and continual expansion of state-of-the-art medical marijuana facilities, and the broadening of our branded line of medicinal marijuana products. We expect to continue to pursue additional sources of capital, though we have no current arrangements in place at this time, and there can be no assurance that any such financing will become available.

RESULTS OF OPERATIONS

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Revenues for the three months ended September 30, 2017 nearly doubled from the same period a year ago. Revenues for the three months ended September 30, 2016 were approximately $874,000, and increased over 96% to approximately $1,716,000 for the three months ended September 30, 2017. This significant increase was primarily due to the expanding operations of our medical cannabis clients from whom we earn subleasing, consulting, and production fees. For the three months ended September 30, 2017, these clients’ revenues increased  to approximately $3.3 million from $1.9 million for the same period in 2016.

Cost of revenues increased 6% from approximately $423,000 for the three months ended September 30, 2016 to $448,000 for the three months ended September 30, 2017. The slight increase demonstrates our continued successful leveraging of our infrastructure to generate higher margins. Accordingly, gross profit as a percentage of revenue increased from 52% for the three months ended September 30, 2016 to 74% for the three months ended September 30, 2017.

Personnel expense increased to approximately $270,000 for the three months ended September 30, 2017 from $112,000 for the same period a year ago. This increase was the result of hiring additional staff to support the higher level of revenues.

Marketing and promotion costs increased slightly to $29,000 for the three months ended September 30, 2017 from approximately $20,000 for the same period a year ago. This increase is due to our additional efforts to promote our services within the medical cannabis industry.

General and administrative costs increased to approximately $581,000 for the three months ended September 30, 2017 from approximately $198,000 for the same period a year ago. This increase is commensurate with the growth of revenues and the overall business.

Depreciation and amortization increased from approximately $66,000 for the three months ended September 30, 2016 to approximately $100,000 for the three months ended September 30, 2017 due to the increase in fixed assets.

Non-operating expenses were primarily comprised of (i) interest expense on our mortgage and notes payable, offset by interest income on our note receivable, and (ii) three one-time non-cash items: equity compensation, loss on conversions of debt to common stock, and the write-off of deferred revenue. These non-cash items are required by generally accepted accounting principles, but have no effect on the operating earnings or liquidity of the Company. These non-cash items in 2017 are one-time in nature and are the cause for the large year-over-year variation in non-operating expenses.

As a result of the foregoing, we incurred a net loss of approximately $314,000 for the three months ended September 30, 2017, compared to a net loss of approximately $7,000 from the same period a year ago. The loss in the current period is due to the previously explained large one-time expenses which had no impact on the Company’s operating income or cash flow. Without these one-time items, net income would have been approximately $208,000 for the three months ended September 30, 2017.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Revenues for the nine months ended September 30, 2017 more than doubled from the same period a year ago. Last year, revenues for the nine months ended September 30, 2016 were approximately $2.1 million, and increased 110% to approximately $4.5 million for the nine months ended September 30, 2017. This significant increase was due to the continued strengthening of the operations of our medical cannabis clients from whom we earn subleasing, consulting, and production fees. For the nine months ended September 30, 2017, these clients’ revenues increased to approximately $8.4 million from $4.6 million for the same period in 2016.

Cost of revenues increased 36% from approximately $954,000 for the nine months ended September 30, 2016 to approximately $1,294,000 for the nine months ended September 30, 2017. The percentage increase was significantly less that the increase in revenues, demonstrating the successful leveraging of our infrastructure to generate higher margins. Accordingly, our gross profit as a percentage of revenue increased from 55% for the nine months ended September 30, 2016 to 71% for the nine months ended September 30, 2017.

Personnel expense increased 64% to approximately $574,000 for the nine months ended September 30, 2017 from $351,000 for the same period a year ago. This increase was the result of hiring additional staff to support the higher level of revenues and expected continuing growth.

Marketing and promotion costs increased to approximately $84,000 for the nine months ended September 30, 2017 from approximately $24,000 for the same period a year ago. This increase is due to our additional efforts to promote our services within the medical cannabis industry.

General and administrative costs increased to approximately $1,173,000 for the nine months ended September 30, 2017 from approximately $476,000 from the same period a year ago. This increase is commensurate with the increase in revenues and expected continuing growth of the overall business.

Depreciation and amortization increased from approximately $166,000 for the nine months ended September 30, 2016 to approximately $264,000 for the nine months ended September 30, 2017 due to the increase in fixed assets.

Non-operating expenses were primarily comprised of (i) interest expense on our mortgage and notes payable, offset by interest income on our note receivable, and (ii) three one-time non-cash items: equity compensation, loss on conversions of debt to common stock, and the write-off of deferred revenue. These non-cash items are required by generally accepted accounting principles, but have no effect on the operating earnings or liquidity of the Company. These non-cash items in 2017 are one-time in nature and are the cause for the large year-over-year variation in non-operating expenses.

As a result of the foregoing, our operating results improved from a net loss of approximately $27,000 for the nine months ended September 31, 2016, to the realization of net income of approximately $300,000 for the nine months ended September 31, 2017.

As a result of the foregoing, we realized net income of approximately $957,000 for the nine months ended September 30, 2016, compared to a net loss of approximately $27,000 for the same period a year ago.

Subsequent Events

In October 2017, the Company received a certificate of occupancy for its recently completed facility in Hagerstown, MD, which is leased to a third party that has been awarded a medical marijuana license in the state.

In November 2017, the Company purchased a 137,500 square foot industrial building in New Bedford, MA, a portion of which is tenant-occupied, and a portion of which will be renovated into a state-of-the-art medical cannabis facility to be leased to a cannabis licensee in the state.

In November 2017, the Company entered into an exclusive licensing agreement for the production and distribution of its branded cannabis products in the state of Nevada. Production of the Company’s THC and CBD formulated products—including Kalm Fusion™, Kalm Chewable Tablets, Kalm Popcorn, Kalm Powdered Tincture, and Mari Melts—is expected to commence in the fourth quarter of 2017.

During the period October 1 through November 14, 2017, the Company issued 450,000 shares of its common stock.

Item 4. Controls And Procedures

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2017, the Company issued 4,385,823 shares of common stock and warrants to purchase 863,898 shares of common stock to retire promissory notes with principal balances of $2,050,000 plus accrued interest.

Also during the quarter, the Company issued 33,054 shares of common stock to pay a vendor invoice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant. Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

3.1.1	Amended Certificate of Incorporation of the Registrant. Incorporated by reference from Annual Report on Form 10-K filed on April 17, 2017.

3.2	Bylaws – Restated as Amended. Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 14, 2017

MARIMED INC.

By:	/s/ Robert Fireman
Robert Fireman
President and Chief Executive Officer

By:	/s/ Jon R. Levine
Jon R. Levine
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant. Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

3.1.1	Amended Certificate of Incorporation of the Registrant. Incorporated by reference from Annual Report on Form 10-K filed on April 17, 2017.

3.2	Bylaws – Restated as Amended. Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

