Form 10-K
period 2017-12-31
MARIMED INC.
filed 2018-04-02
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

[ ] Large Accelerated Filer	[ ] Accelerated Filer

[ ] Non-Accelerated Filer	[X] Smaller reporting company
(Do not check if a smaller reporting company)	[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.65 in February 2018) was approximately $51.3 million.

At March 30, 2018, the issuer had outstanding 179,705,933 shares of par value $.001 Common Stock.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “estimate,” “could,” “should,” “would,” “project,” “predict,” “intend,” “plan,” “will,” “believe,” and similar language, including those set forth in the discussion under “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we believe that the assumption and expectations reflected in such forward-looking statements are reasonable, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

(1)

PART I

ITEM 1. BUSINESS.

General

MariMed Inc. (“we”, “our”, “us”, or the “Company”), a Delaware corporation, is an industry leader in the emerging legal cannabis industry. We are a professional management company that advises our clients in securing cannabis licenses, and in turn, we develop and manage state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of legal cannabis and cannabis-infused products. Along with this operational oversight, we provide our clients with legal, accounting, human resources, and other corporate and administrative services.

The Company has also created a custom brand of cannabis-infused products, under the brand name Kalm Fusion™, which are licensed and distributed nationally in those states where such products may legally be distributed. These products are precision-dosed and designed for specific medical conditions and related symptoms. In 2017, the Company acquired the Betty’s Eddies™ brand of cannabis-infused fruit chews, and expanded its distribution of Lucid Mood™ disposable vape pens, further expanding the Company’s brand portfolio and product line.

The Company’s stock is quoted on the OTCQB market under the ticker symbol MRMD.

Since focusing on the cannabis industry in 2014, the Company’s operations have increased significantly each year. For the year ended 2017, revenues increased 70% to $6.1 million, operating income increased 56% to $1.2 million, and total assets increased 276% to $32.2 million. Similarly, our client company revenues increased to $12.2 million, a 79.4% increase from the year ended 2016. The Company’s online portal business (discussed in the following sections) was basically dormant during 2017.

As a publicly traded company and with businesses in multiple states, we have become widely known as a nationwide leader in the emerging cannabis industry including:

●	Cannabis Professional Management Experts – we consult on every aspect of the cannabis business: writing award-winning applications for clients applying for licenses in new and established legal cannabis states; creating and developing defined business, operating and security plans; sourcing real estate for cannabis facilities in municipalities receptive to the business; and raising capital to purchase and develop facilities which are leased to licensed cannabis companies.

●	Developer/Operator of Nationally Acclaimed Cannabis Facilities – we have developed six cannabis facilities in four states, with five more facilities under development in additional states; we utilize industry “Best Practices” in all of our facilities; our clients’ seed-to-sale operations in multiple states are examples of operational excellence under our validated management processes and practices

●	Creator of Branded Cannabis Products – we have created our own unique brands of precision-dosed cannabis-infused products which are currently licensed and distributed in cannabis-legal states; our Kalm Fusion™ brand includes MariMelts™ oral strips that dissolve in seconds under one’s tongue; Kalm Corn™ microwavable popcorn, and Powdered Tincture™ that delivers a precise dose into a pint of water; in 2017 we acquired the Betty’s Eddies™ line of fruit chews.

●	National Network for Distribution – we have expanded our distribution of Lucid Mood™ disposable mood vape pens and we continue to forge strategic partnerships with licensed cannabis producers and distributors to expand the distribution of our cannabis brands in states where cannabis is legal which, if we can successfully accomplish, will create a network that can deliver product to thousands of dispensaries throughout the country.

●	Leader in Innovated Technologies and Science – we are diligent in identifying and reviewing the latest sciences and processes in any way related to the cultivation, distillation, production, packaging, securing, and distributing of cannabis and cannabis-infused products; we have obtained the highest quality cannabis strains and genetics; we have an exclusive right to multi-state distribution of Tikun Olam genetics from Israel with its 10 years of supporting clinical research; we are at the leading edge of patient education and physician outreach; we seek strategic relationships with companies that are at the forefront of extraction and distillation.

The Company has been busy in 2017:

●	Maryland

o	Developed a 100,000 square foot cultivation and production facility
o	Contracted to purchase a building for a dispensary to be constructed in Annapolis
o	Developed Nature’s Heritage branded strains and products
o	Contracted exclusive distribution of Tikun Olam strains

(2)

●	Massachusetts

o	Purchased two building totaling 160,000 square feet
o	Developing approximately 70,000 square foot cultivation and production facility
o	Developing three dispensaries

●	Delaware

o	Developed and managed the opening of a second dispensary

●	Nevada

o	Developed and managed the opening of a cultivation facility
o	Licensed Kalm Fusion™ and Betty’s Eddies™ brands for distribution

●	Illinois

o	Licensed Kam Fusion™ and Betty’s Eddies™ brands for distribution into 51 dispensaries

●	Maine

o	Licensed Kam Fusion™ and Betty’s Eddies™ for distribution

●	Branded Products

o	Expanded distribution of Kalm Fusion™ brands
o	Acquired ownership and expanded distribution of Betty’s Eddies™ brand of fruit chews
o	Expanded distribution of Lucid Mood™ disposable vape pens
o	Conceived our strategy to expand licensing and distribution of our brands in additional cannabis-legal states

Interesting Facts about cannabis in the United States:

●	Over 50% of the US population currently have access to some sort of legal cannabis (Source: Cowen Research/ Bloomberg)

●	Medical marijuana is legal in 29 States (Source Bernstein FT research)

●	Adult-use marijuana for purely recreational purposes is legal in 8 states and the District of Columbia

●	The current $7 Billion market is expected to grow to $50 Billion in 2026 (Source: Cowen Research/ Bloomberg)

●	The 10-year revenue compounded annual growth rate is projected to be 24%. (Source: Cowen Research/ Bloomberg)

●	More than 70% of the US population supports legalizing cannabis; 73% among Millennials (Source: Pew Research)

Corporate History

The Company was originally formed in January 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly Worlds.com Inc.) under the name Worlds Online Inc. In May 2011, Worlds Online Inc. commenced the spin-off of the Company, which was consummated after SEC review in May 2012.

(3)

The Company’s initial ticker symbol was WORX, and since inception, the Company has operated an online portal that offers multi-user virtual environments to users. Over time, however, this business model declined, and it has had insignificant operating activity since 2014.

In early 2014, the Company pivoted its operational focus to the emerging cannabis industry. In order to quickly gain traction into this new space, in May 2014, the Company, through its wholly-owned subsidiary MariMed Advisors Inc. (“MMA”), acquired Sigal Consulting LLC (“Sigal”), a company operating in the cannabis industry.

The purchase price paid to the former owners of Sigal consisted of (i) an aggregate amount of the Company’s common stock equal to 50% of the outstanding shares on the closing date of September 29, 2014, (ii) options to purchase three million shares of the Company’s common stock, exercisable over five years with exercise prices ranging from $0.15 to $0.35, and (iii) a 49% ownership interest in MMA.

This transaction was accounted for as a purchase acquisition where the Company was both the legal and accounting acquirer. Accordingly, the Company recorded as goodwill the value of the common stock and options issued in excess of the Sigal assets acquired and liabilities assumed. This goodwill was subsequently deemed impaired in full and written down to zero.

In early 2017, the Company changed its name to MariMed Inc. and its ticker symbol to MRMD. Also during this time, the number of authorized shares of the Company’s common and preferred stock were increased to 500 million and 50 million, respectively.

In June 2017, the Company purchased the remaining 49% interest in MMA in exchange for 75 million shares of common stock.

In July 2017, Robert Fireman was named as the Company’s CEO and President, and Jon R. Levine as the CFO, Treasurer, and Secretary.

In late 2017, the Company acquired the intellectual property, formulations, recipes, proprietary equipment, and know-how of the Betty’s Eddies™ brand of cannabis-infused fruit chews which are handcrafted with all-natural ingredients and sweetened with non-GMO organic fruits and vegetables. The Company plans to roll out the Betty’s Eddies product line throughout its licensee network and to hundreds additional legal dispensaries in multiple states in 2018.

Business Activities

The Company offers a comprehensive suite of products in those states with newly passed medical marijuana regulations and/or recreational use marijuana. These services include fee-based assistance to applicants applying for state regulated cannabis licenses. For those who are awarded a license MariMed provides consultative services for all aspects required for the design, and operation of cannabis cultivation, production, and dispensing facilities.

The Company does not currently own licenses with respect to, nor sell, cannabis products. Our goal is to be an industry leader in providing professional management and advisory services to the cannabis industry. We have developed proprietary operating processes and procedures to provide best practices to our clients. These services are also offered to existing licensed marijuana facilities across the country. In such cases, we can reengineer such licensees’ facilities, or purchase and develop new ones to maximize the value of their licenses, while also providing ongoing advisory services.

Cannabis remains a Controlled Substance under federal law which makes conventional funding difficult to obtain. Accordingly, the demand for private funding in this industry is enormous, which the Company has been successful in raising.

The Company has developed a brand of cannabis-infused products that are designed to be precision-dosed for specific medical conditions and symptoms. These products are developed by the Company in cooperation with state-licensed facilities and operators who meet the Company’s strict standards: all natural— not artificial or synthetic — ingredients that are locally grown by knowledgeable growers who will apply our scientific formulations with trademarked product recipes.

The Company’s product line includes Kalm Fusion™, Mari Melts™, Powdered Tincture™, Kalm Corn™, and now Betty’s Eddies™. All of these branded products utilize ingredients that are infused with THC or CBD cannabis oil extracts designed for enjoyable, predictable relief.

(4)

MariMed is working to develop patient assessment programs for licensed facilities to support research in the industry We believe that tracking outcomes and maintaining a good regimen with the patient will assist dispensaries in safely providing safe and reliable products to patients.

Business Structure

MariMed creates private limited liability companies to fund and develop cultivation, processing, and dispensing facilities. These single facility LLCs are sometimes jointly owned by MariMed and investors with the share of ownership and the allocation of return negotiated on a deal specific basis. This structure was used in projects in Delaware, Illinois, Massachusetts, Maryland, and Nevada.

As of December 31, 2017, MariMed had developed and is managing for clients six operating cannabis facilities in Delaware, Illinois, Nevada, and Maryland with 5 additional facilities being developed currently in Maryland and Massachusetts, while assisting clients to develop additional licensed facilities in other state licensed programs.

Alliances

The Company has entered into a licensing agreement with Tikun Olam USA, the first developer of medical cannabis products in Israel. The agreement provides the Company with the ability to sublicense certain medical cannabis genetics developed in Israel to our Delaware client at its licensed facility.

The Company is currently expanding this relationship to develop programs in Maryland, Massachusetts, Rhode Island, and Illinois, although there is no assurance that this expansion will result in increased revenues for the Company.

Competition

The Company has a comprehensive suite of products and services for the cannabis industry. There are companies that provide some of these services and only a few others that provide the depth of such services in multiple states across the country. The emerging cannabis industry is growing at such a pace that there are more opportunities available than these businesses can support. With plenty of business for all, our Company at times works with others to insure a positive image in new and emerging states. Many forget that it is the black market and illegal cannabis traffickers that controlled this business from the shadows and is the competition that is in a downward spiral.

(5)

Intellectual Property

The Company has currently filed for trademark protection for its branded product lines. The Company maintains one trademark from it dormant online portal business.

Our proprietary processing, and manufacturing techniques and technologies, while not patented at this time, are kept strictly confidential. We enter into and enforce confidentiality agreement with key employees and consultants to protect our IP and general know-how.

Employees

During 2017, the Company expanded to twelve full time employees and retains a variety of consultants and professionals for support. The Company utilizes many of the employees of the license holders we advise to implement our policies and procedures.

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

Our operations require substantial funds to acquire and develop new facilities. We have only limited cash or cash equivalents. Our capital requirements for the development and commercialization of our cannabis-based business will continue to be significant. We will be dependent on financings to fund our development, working capital needs and the cost of acquiring and building out future facilities. Accordingly, if we do not acquire profitable companies or otherwise significantly increase our revenues, we would have to diminish our operations. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

Marijuana remains illegal under federal law.

Marijuana remains illegal under federal law. It is a Schedule I controlled substance. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana trumps state laws that legalize its use for even medicinal purposes. At present the states are standing tall against the federal government, maintaining existing laws and passing new ones in this area. States continue to exert this freedom notwithstanding Attorney General Sessions officially leaving prosecution discretion against state licensed cannabis facilities to local US Attorneys district by district. This was a change from the Obama administration which under Attorney General Holder, had a policy decision to allow states to implement these laws and not prosecute anyone operating in accordance with applicable state law. The United States House of Representatives continues to not fund in the budget any funds for the Department of Justice to prosecute state compliant licensed cannabis companies. However, we continually face election cycles, and a new administration or Congress could introduce a less favorable policy. A change in the federal attitude towards enforcement could cripple the industry. However, the medical marijuana industry is our primary target market, and if this industry was unable to operate, we would lose the majority of our potential clients, which would have a significantly negative impact on our business, operations and financial condition.

Our success is dependent on additional states legalizing marijuana.

Continued development of the marijuana market is dependent upon continued legislative authorization of marijuana at the state level for medical and adult recreational use. Any number of factors could slow or halt the progress. Further, progress, while encouraging, is not assured and the process normally encounters set-backs before achieving success. While there may be ample public support for legislative proposal, key support must be created in the legislative committee or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of marijuana for medical and/or recreational purposes, which would limit the market for our products and negatively impact our business and revenues.

(6)

It will be difficult for you to evaluate us based on our past performance because we are a relatively new company with a limited operating history.

We have been actively engaged in the marijuana related business for a relatively short period of time and, accordingly, have only limited financial results on which you can evaluate our company and operations. We are subject to, and must be successful in addressing, the risks typically encountered by new enterprises and companies operating in the rapidly evolving cannabis marketplace, including those risks relating to:

●	the failure to develop brand name recognition and reputation;

●	the failure to achieve market acceptance of our services;

●	a slowdown in general consumer acceptance of legalized marijuana; and

●	an inability to grow and adapt our business to evolving consumer demand.

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

As discussed above, the use of marijuana is illegal under federal law. Therefore, there are banks that will not accept for deposit funds from sale of cannabis and may choose not to do business with our clients. While a member of Congress has stated he will seek an amendment to banking regulations and laws in order to allow banks to transact business with state-authorized medical marijuana businesses, there can be no assurance his legislation will be successful, that banks will decide to do business with medical marijuana retailers, or that in the absence of legislation state and federal banking regulators will not create issues on banks handling funds generated from an activity that is illegal under federal law. Notwithstanding, the Company has been able to secure state-chartered banks that are in compliance with federal law and provide certain banking services to companies in the cannabis industry. The inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to purchase our products and services.

We may not be able to economically comply with any new government regulation that may be adopted with respect to the cannabis industry.

New legislation or regulation, or the application of existing laws and regulations to the medical and consumer cannabis industries could add additional costs and risks to doing business. We are subject to regulations applicable to businesses generally and laws or regulations directly applicable to communications over the Internet and access to e-commerce. Although there are currently few laws and regulations regulating the cannabis products, it is reasonable to assume that as cannabis use becomes more mainstream that the FDA and or other federal, state and local governmental agencies will impose regulations covering the cultivation, purity, privacy, quality control, security and many other aspects of the industry, all of which will likely raise the cost of compliance thereby reducing profits or even making it more difficult to continue operations, either of which scenarios, if they occur, could have a negative impact on our business and operations.

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

Demand and market acceptance for our licensed branded new cannabis infused products are subject to a high level of uncertainty. The successful introduction of any new product requires a focused, efficient strategy to create awareness of and desire for the products. For example, in order to achieve market acceptance for our marijuana products we will need to gain market and patient acceptance.

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

(7)

If we are unable to protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position.

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also intend to enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our products, and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products.

If we lose our key employee or fail to hire and retain other talented employees when necessary, our operations could be harmed.

The success of our business is currently dependent, in large part, on the personal efforts of Messrs. Robert Fireman, Jon R. Levine, and Tim Shaw, our chief executive officer, chief financial officer, and chief operating officer, respectively. The loss of their services could have a material adverse effect on our business. The success of our business is currently dependent, in large part, upon our ability to hire and retain additional qualified management, marketing, technical, financial, and other personnel if and when our growth so requires. Competition for qualified personnel is intense and we may not be able to hire or retain such additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on our ability to grow our business and operations.

In order to be successful, we must be able to enhance our existing products and develop and introduce new products and services to respond to changing market demand.

The markets in which we operate are characterized by frequently changing customer demand and the introduction of new products and services. In order to be successful, we must be able to enhance our existing services and products and develop and introduce new products and services to respond to changing market demand. The development and enhancement of services and products entails significant risks, including:

●	the failure to conform our services and products to evolving industry standards;

●	the inability to develop, introduce and market enhancements to our existing services and products or new services and products on a timely basis; and

●	the non-acceptance by the market of such new service and products.

We currently have only limited resources to enhance our technology or to develop new products.

(8)

Risks related to our common stock

Possible issuances of our capital stock would cause dilution to our existing shareholders.

While we currently have only approximately 180 million shares of common stock outstanding we are authorized to issue up to 500,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. In addition, we are authorized to issue up to 50,000,000 shares of blank preferred stock that our board of directors can issue under any terms it wants and without any shareholder approval.

No dividends have been paid on our common stock.

We do not expect to declare or pay dividends on the common stock in the foreseeable future. In addition, the payment of cash dividends may be limited or prohibited by the terms of any future loan agreements.

We are subject to “penny stock” regulations which may adversely impact the liquidity and price of our common stock.

Our common stock is currently deemed a “penny stock.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information on penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 (excluding the value of their primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse), the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements could reduce the level of trading activity, if any, in the secondary market for our common stock. As a result of the foregoing, our shareholders may find it more difficult to sell their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company currently owns and leases the following properties throughout the country.

Wilmington, Delaware

The Company owns a 45,070 square foot facility on 2.25 acres within a fenced-in business park which we purchased in September 2016 and developed into a cannabis cultivation, processing, and dispensary facility. The facility is leased to a cannabis licensee company occupying 100% of the space under a 20-year triple net lease with 16 years remaining.

Lewes, Delaware

The Company leases 4,122 square feet of retail space in a newly-built multi-use building. This five-year lease with a five-year option to extend the term commenced in October 2016. We built out the space into a cannabis dispensary which is sub-leased to the same licensed cannabis company occupying the Wilmington facility, under a five-year triple net lease with a five-year option to extend.

Anna, Illinois

In March 2016, the Company finalized construction of a 3,400 square foot free-standing retail dispensary on an acre of land. The facility is leased to a licensed cannabis dispensary under a 20-year lease with 18 years remaining.

Harrisburg, Illinois

The Company finalized construction on a 3,400 square foot free-standing retail dispensary on an acre of land in February of 2016. The facility is leased to the same licensed cannabis tenant occupying the Anna facility under a 20-year lease with 18 years remaining.

Hagerstown, Maryland

In January 2017, the Company purchased a long-standing 180,000 square foot former manufacturing facility. The building, which had remained vacant over a decade, was rehabilitated by the Company into a cultivation and processing facility for a licensed cannabis tenant under a 20-year triple net lease that started January 1, 2018.

Clark, Nevada

The Company is leasing approximately 10,000 square feet of an industrial building that we built out into a cannabis cultivation facility. This facility is subleased to a licensed cannabis company under a sub-lease which is coterminous with the Company’s lease for 10 years with 6.25 years remaining.

New Bedford, Massachusetts

In November 2017, the Company closed on a 137,500 square foot industrial property located on 21.95 acres within the New Bedford Industrial Park. Approximately half of the available square footage is leased to a non-cannabis manufacturing company under a 5-year lease. The Company has started a buildout of the remaining half of the building into a cannabis cultivation and processing facility which is leased to a cannabis licensee under a 20-year triple net lease, the term of which will start after the completion of construction.

Middleborough, Massachusetts

In July 2017 the Company purchased a 22,700 square foot retail and warehouse building located on the main street of this municipality. We are currently constructing a 10,000 square foot retail dispensary which will be leased to the same cannabis licensee that leases our New Bedford facility under a 20-year lease starting mid-2018.

The Company’s corporate office is located at 26 Ossipee Road, Newton, MA 02464. The space is subleased from a related party at a cost of $24,000 per year. The lease for this office will expire in July 2018, and we are presently negotiating a lease for new space. We believe that each facility meets all current regulatory guidelines and is, along with the planned corporate office, adequate for its intended purpose.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

(9)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock began trading on the OTC Bulletin Board on May 2012 under the initial ticker symbol WORX. In June 2017, concurrent with the change of the Company name to MariMed Inc., the ticker symbol was changed to MRMD.

The common stock currently trades on the OTCQB market. The following table sets forth, for the periods indicated, the high and low bids for our common stock as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer quotations, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

Year Ended December 31, 2017:	High	Low
First quarter	$0.34	$0.21
Second quarter	$0.82	$0.25
Third quarter	$0.68	$0.45
Fourth quarter	$0.75	$0.29

Year Ended December 31, 2016:	High	Low
First quarter	$0.16	$0.09
Second quarter	$0.15	$0.10
Third quarter	$0.14	$0.10
Fourth quarter	$0.26	$0.11

Stockholders

As of March 30, 2018, we had 699 shareholders of record and 179,705,933 outstanding shares of common stock.

Dividends

We have never declared or paid a dividend on our common stock, and we do not anticipate paying cash or other dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the years ended December 31, 2017 and 2016, the Company issued subscriptions on 200,000 shares and 300,000 shares, respectively, of Series A convertible preferred stock at $1.00 per share. This preferred stock accrues an annual dividend of six percent until conversion.

The Series A convertible preferred stock shall be convertible, along with any accrued dividends, into common stock at a twenty-five percent discount to the selling price of the common stock in a qualified offering, as defined in the subscription agreement. In addition, the Company shall have the ability to force the conversion of preferred stock at such time the Company has a market capitalization in excess of $50 million for ten consecutive trading days. In such event, the conversion price shall be a 25% discount to the average closing price of the Company’s common stock over the ten trading days prior to the Company’s notice of its intent to convert.

During the year ended December 31, 2017, the Company issued 26,672,228 shares of common stock, at prices ranging from $0.18 to $0.50 per share, resulting in total proceeds of $6,578,000.

In June 2017, the Company issued 75 million shares of common stock to acquire the remaining 49% interest in its subsidiary MariMed Advisors Inc.

During the year ended December 31, 2017, the Company issued 1,007,597 shares in exchange for services rendered by third-parties or to otherwise settle outstanding obligations.

During 2017, the Company granted options to purchase 550,000 shares of common stock at exercise prices ranging from $0.26 to $0.55, vesting from the grant date through March 2019, and expiring between September 2020 to October 2021.

During 2017, the Company issued warrants to purchase approximately 3.1 million shares of common stock at exercise prices ranging from $0.40 to $0.62, expiring between March and December of 2020.

In October 2017, the Company issued subscriptions on 1,000,000 shares of common stock as part of the purchase price for the assets acquired of the Betty’s Eddies™ brand of cannabis-infused fruit chews.

During 2017 and 2016, the Company issued 12,778 and 2,500 Class A membership units of Mari Holdings MD LLC, a majority-owned subsidiary, for $1,150,000 and $200,000, respectively. These units represented ownership of 3.05% and 0.75% in this subsidiary at December 31, 2017 and 2016, respectively.

During the year ended December 31, 2016 the Company issued 31,954,237 shares of common stock related to the acquisition of all the outstanding equity of Sigal from its members. The acquisition occurred in 2014 but the shares were delivered in April 2016.

During 2016, the Company issued warrants to purchase 1.07 million shares of common stock at exercise prices ranging from $0.10 to $0.20, expiring between February 2019 and August 2021.

During the year ended December 31, 2016, two of the outstanding notes were converted into Mia Development Class A shares.

(10)

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2017 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	4,800,000	$0.23	4,200,000
Equity compensation plans not approved by stockholders	-	N/A	-
Total	4,800,000	$0.23	4,200,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

When used in this form 10-K and in future filings by the Company with the Commission, words or phrases such as “anticipate,” “believe,” “could,” “would,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

(11)

Overview

General

We are a management advisory company in the emerging cannabis industry. We provide our clients with industry leading expertise in the design, development, operation, funding, and optimization of medical cannabis cultivation, production, and dispensary facilities. Our team acquires land and/or real estate for the purpose of developing state-of-the-art, regulatory-compliant legal cannabis facilities. These facilities are models of excellence in horticultural principals, cannabis production, product development, and dispensary operations. These facilities are leased to the Company’s clients who are entities that have been awarded legal and medical marijuana licenses from multiple states. Along with this operational oversight, the Company provides its clients with legal, accounting, human resources, and other corporate and administrative services

Please refer to the section of our December 31, 2017 Form 10-K entitled Item 2. Properties for a description of our active and currently in-development facilities.

In addition to our medical cannabis facilities, we are on the forefront of the development of precision-dosed cannabis medicine for the treatment of specific medical conditions and related symptoms. Our branded products, such as Kalm Fusion™ and the recently acquired Betty’s Eddies™, are licensed and distributed in cannabis-legal states across the country.

Since our inception in 2011, we have also operated an online portal that offers multi-user virtual environments to users. While this business segment owns a proprietary technology platform, select URLs and a vast inventory of digital assets, it has had insignificant operations since early 2014, and provides a negligible contribution to the business.

In May 2014, the Company, through its subsidiary MariMed Advisors Inc. (“MMA”), acquired Sigal Consulting LLC in exchange for (i) an aggregate amount of the Company’s common stock equal to 50% of the Company’s outstanding shares on the closing date, (ii) options to purchase three million shares of the Company’s common stock, exercisable over five years with exercise prices ranging from $0.15 to $0.35, and (iii) a 49% ownership interest in MMA.

In June 2017, we acquired the remaining 49% interest in MMA in exchange for 75 million shares of restricted common stock.

(12)

Revenues

Revenues are predominantly generated by our medical cannabis operating segment. Such revenues are generally comprised of: subleasing contracts with our cannabis licensee clients; consulting services to companies operating in the legal and medical cannabis industry; production arrangements for the procurement of cannabis resources; and licensing revenues from the sale of our branded products.

Subleasing revenue is derived from the rental of our regulatory-compliant, medical cannabis facilities to companies that have been awarded cannabis licenses, but who otherwise do not have the resources to develop such facilities.

Consulting revenue is generated from the guidance we provide entities to attain medical cannabis licenses, and from the expert services we deliver, which include best practices and standard operating procedures, in support of the cultivation and dispensing of medical cannabis.

Production revenue is generated from agreements with third parties to provide our medical cannabis clients with materials necessary for the production and dispensing of medical marijuana.

Licensing revenue arises from the sale of our branded precision-dosed cannabis-infused products, such as Kalm Fusion™ and Betty’s Eddies™, to legal dispensaries throughout the country.

Revenue generated by our dormant online portal business were negligible.

Expenses

We classify our expenses into three broad categories:

●	cost of revenues, which includes the direct costs associated with the generation of our revenues and depreciation expense on our properties and equipment;

●	operating expenses, which include the sub-categories of personnel, marketing and promotion, and general and administrative; and

●	non-operating expense, which include the sub-categories of interest, non-cash equity compensation, non-cash losses on debt settlements, and unrealized gains and losses on trading securities.

(13)

Liquidity and Capital Resources

The Company raised in excess of $20 million during the year ended December 31, 2017 via the issuance of common stock, subscriptions on preferred stock, promissory notes, and membership interests in majority-owned subsidiaries. We are continuing to raise capital in 2018, as disclosed in our audited financial statements, and we plan to pursue additional sources of capital throughout 2018, although there can be no assurance that any such capital will become available.

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

Revenues for the year ended December 31, 2017 increased over 70% to approximately $6.1 million for the year ended December 31, 2017, compared to $3.6 million from the same period a year ago. This significant increase was primarily due to the expanding operations of our medical cannabis clients from whom we earn subleasing, consulting, and production fees. For the year ended December 31, 2017, these clients’ revenues increased nearly 80% to approximately $12.2 million from $6.8 million for the same period in 2016.

Cost of revenues, including depreciation increased 58% from approximately $1.6 million for the year ended December 31, 2016 to approximately $2.6 million for the year ended December 31, 2017. The increase is in line with the increase in revenues, while also showing continued leveraging of our infrastructure to generate high margins. Gross profit increased by approximately $1.6 million year-over-year, and increased slightly as a percentage of revenue from 55% for the year ended December 31, 2016 to 58% for the year ended December 31, 2017.

Personnel expenses increased to approximately $737,000 for the year ended December 31, 2017 from $227,000 for the same period a year ago. This increase was the result of our investment in staffing and related resources to support the higher level of revenues.

Marketing and promotion costs decreased from approximately $293,000 for the year ended December 31, 2016 to $130,000 for the year ended December 31, 2017. This decrease is due to the lower need to use third-parties to promote the Company within the cannabis industry.

General and administrative costs increased to approximately $1,439,000 for the year ended December 31, 2017 from approximately $651,000 for the same period a year ago. This increase is commensurate our need to invest in an effective support structure to enable the growth of revenues and the overall business.

Non-operating expenses were primarily comprised of (i) interest expense on our mortgage and notes payable, offset by interest income on our note receivable, and (ii) two non-cash items: equity compensation representing the fair value of options and warrants issued; and losses arising from the settlements of debt by the issuance of common stock as determined by the fair value of the stock on the settlement dates. These non-cash items are required by generally accepted accounting principles, but have no effect on the operating earnings or liquidity of the Company. These non-cash items are the primary cause for the large year-over-year variation in non-operating expenses.

As a result of the foregoing, we incurred a net loss of approximately $1,029,000 for the year ended December 31, 2017, compared to net income of approximately $321,000 from the same period a year ago. The loss in the current period is due to the previously explained large non-cash expenses which had no impact on the Company’s operating income or cash flow. Without these non-cash items, net income would have been approximately $694,000 for the year ended December 31, 2017.

(14)

2018 Plans

During 2018, we expect the investments we have made in Maryland and Massachusetts to begin to generate significant revenue. We will continue to look to win additional licenses in states with new or expanded cannabis programs such as Pennsylvania, Ohio, Michigan, Virginia, and Florida.

We also expect to launch our licensed branded product lines into many additional states across the country. We will be open to forge strategic alliances and relationships, explore acquisition opportunities, develop additional products, and continue to extend our focus in the cannabis market through the growth of the Company’s existing sales channels and through a variety of additional sales relationships which are currently being explored.

No assurances can be given that any of these plans will come to fruition or that if implemented will necessarily yield positive results.

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

(15)

ITEM 8. FINANCIAL STATEMENTS.

(16)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marimed Inc. And Subsidiaries

We have audited the accompanying consolidated balance sheets of Marimed Inc. And Subsidiaries (the “Company”) as of December 31, 2017 and 2016 and related consolidated statements of operations, stockholders’ equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marimed Inc. And Subsidiaries (a Delaware corporation) as of December 31, 2017 and 2016 and the consolidated results of its operations and its cash flows for two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

April 2, 2018

(17)

MariMed Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,290,231	$569,356
Accounts receivable, net	1,453,484	532,607
Deferred rents receivable	610,789	536,248
Due from third parties	1,196,918	556,680
Due from related parties	134,781	187,508
Note receivable, current portion	45,444	40,130
Other current assets	357,019	16,003
Total current assets	5,088,666	2,438,532

Property and equipment, net	25,954,931	5,305,060
Note receivable, long-term portion	578,831	624,167
Other assets	579,587	195,342
Total assets	$32,202,015	$8,563,101

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,831,658	$472,164
Accrued expenses	1,405,336	1,686,966
Due to related parties	400,996	148,337
Mortgages payable, current portion	118,556	113,115
Notes payable	10,665,899	3,475,000
Deferred revenue	-	226,950
Total current liabilities	15,422,445	6,122,532

Mortgages payable, long-term portion	5,532,397	2,751,997
Other liabilities	240,013	240,013
Total liabilities	21,194,855	9,114,542

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 50,000,000 and 5,000,000 shares authorized at December 31, 2017 and 2016, respectively; no shares issued or outstanding at December 31, 2017 and 2016	-	-
Series A convertible preferred stock subscribed but not issued; 500,000 and 300,000 shares at December 31, 2017 and 2016, respectively	500	300
Common stock, $0.001 par value; 500,000,000 and 100,000,000 shares authorized at December 31, 2017 and 2016, respectively; 176,940,331 and 64,074,683 shares issued at December 31, 2017 and 2016, respectively; 176,850,331 and 64,074,683 shares outstanding at December 31, 2017 and 2016, respectively	176,940	64,075
Common stock subscribed but not issued; 1,000,000 and 400,000 shares at December 31, 2017 and 2016, respectively	370,000	400
Subscriptions receivable	(25,000)	(25,000)
Common stock warrants	2,176,379	1,172,028
Treasury stock, at cost; 90,000 and zero shares at December 31, 2017 and 2016, respectively	(45,000)	-
Additional paid-in capital	20,149,591	8,457,407
Accumulated deficit	(11,971,740)	(10,777,657)
Noncontrolling interests	175,490	557,006
Total stockholders’ equity	11,007,160	(551,441)
Total liabilities and stockholders’ equity	$32,202,015	$8,563,101

See accompanying notes to consolidated financial statements.

(18)

MariMed Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016

Revenues	$6,067,853	$3,564,120

Cost of revenues, including depreciation	2,555,502	1,617,488

Gross profit	3,512,351	1,946,632

Operating expenses:
Personnel	737,011	226,779
Marketing and promotion	130,087	293,490
General and administrative	1,439,350	651,059
Total operating expenses	2,306,448	1,171,328

Operating income	1,205,903	775,304

Non-operating expenses:
Interest expense, net	511,519	290,833
Equity compensation	1,078,253	163,574
Loss on debt settlements, net	645,193	-
Unrealized gain on trading securities	-	(268)
Total non-operating expenses	2,234,965	454,139

Net income (loss)	(1,029,062)	321,165

Net income (loss) to noncontrolling interests	165,021	520,017
Net income (loss) attributable to MariMed Inc.	$(1,194,083)	$(198,852)

Net income (loss) per share	$(0.010)	$(0.004)

Weighted average common shares outstanding	116,275,301	52,018,689

See accompanying notes to consolidated financial statements.

(19)

MariMed Inc.

Consolidated Statements of Stockholders’ Equity

	Series A Convertible Preferred Stock		Series A Convertible Preferred Stock Subscribed But Not Issued		Common Stock		Common Stock Subscribed But Not Issued		Subscriptions	Common Stock	Treasury Stock		Additional Paid-In	Accumulated	Non-controlling	Total Stockholders’
	Shares	Par Value	Shares	Amount	Shares	Par Value	Shares	Amount	Receivable	Warrants	Shares	Amount	Capital	Deficit	Interest	Equity
Balances at December 31, 2015	-	$-	-	$-	32,120,447	$32,120	32,354,236	$32,354	$(25,000)	$1,165,563	-	$-	$7,005,164	$(10,196,094)	$54,109	$(1,931,784)
Issuance of common stock subscribed					31,954,236	31,954	(31,954,236)	(31,954)								-
Subscribed Series A preferred stock			300,000	300									299,700			300,000
Issuance of warrants										6,465			157,118			163,583
Conversion of subsidiary ownership													995,425			995,425
Distributions														(399,831)		(399,831)
NCI balance sheet changes														17,120	(17,120)	-
Net income (loss)														(198,852)	520,017	321,165
Balances at December 31, 2016	-	-	300,000	300	64,074,683	64,075	400,000	400	(25,000)	1,172,028	-	-	8,457,407	(10,777,657)	557,006	(551,441)
Subscribed Series A preferred stock			200,000	200									199,800			200,000
Sales of common stock					26,672,228	26,671							6,551,329			6,578,000
Common stock issued to settle obligations					1,007,597	1,008	(400,000)	(400)					327,964			328,571
Issuance of warrants										1,004,351						1,004,351
Option grants													73,902			73,902
Exercise of options					4,800,000	4,800					90,000	(45,000)	47,700			7,500
Purchase of subsidiary ownership interests					75,000,000	75,000							(75,000)			-
Sales of subsidiary ownership interests													1,118,807		31,193	1,150,000
Betty’s Eddies™ Asset Purchase							1,000,000	370,000								370,000
Conversion of promissory notes					4,385,823	4,386							2,758,683			2,763,069
Pay down of promissory notes					1,000,000	1,000							689,000			690,000
Distributions															(577,730)	(577,730)
Net income (loss)														(1,194,083)	165,021	(1,029,062)
	-	$-	500,000	$500	176,940,331	$176,940	1,000,000	$370,000	$(25,000)	$2,176,379	90,000	$(45,000)	$20,149,591	$(11,971,740)	$175,490	$11,007,160

(20)

MariMed Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss) attributable to MariMed Inc.	$(1,194,083)	$(198,852)
Net income (loss) attributable to noncontrolling interests	165,021	520,017
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	362,691	265,746
Equity compensation	1,210,030	163,574
Loss on debt settlements, net	872,133	-
Interest paid via issuance of promissory note	50,000	-
Unrealized trading losses, net	-	(268)
Changes in operating assets and liabilities:
Accounts receivable, net	(920,877)	(601,507)
Deferred rents receivable	(74,541)	-
Due from third parties	(640,238)	(530,294)
Due from related parties	52,727	(31,900)
Other current assets	(341,016)	(198,908)
Other assets	(384,245)	-
Accounts payable	2,359,494	(106,067)
Accrued expenses	(265,730)	447,359
Due to related parties	252,659	22,435
Other liabilities	-	50,732
Net cash provided by (used in) operating activities	1,277,075	(197,933)

Cash flows from investing activities:
Purchase of property and equipment	(21,012,563)	(3,364,070)
Betty’s Eddies™ asset purchase	370,000	-
Interest on notes receivable	40,022	24,062
Net cash used in investing activities	(20,602,541)	(3,340,008)

Cash flows from financing activities:
Proceeds from subscribed preferred stock	200,000	300,000
Issuance of common stock	6,578,000	406,157
Issuance of interest in wholly-owned subsidiary	1,000,000	-
Issuance of promissory notes	9,475,000	775,000
Proceeds from mortgages payable, net	2,785,841	2,865,112
Exercise of stock options	7,500	-
Distributions	-	(399,831)
Net cash provided by financing activities	20,046,341	3,946,438

Net change to cash and cash equivalents	720,875	408,497
Cash and cash equivalents at beginning of period	569,356	160,859
Cash and cash equivalents at end of period	$1,290,231	$569,356

Supplemental disclosure of cash flow information:
Cash paid for interest	$586,584	$233,673
Cash paid for taxes	$1,781	$456

Non-cash activities:
Equity issued to settle debt	$3,453,068	$589,332

See accompanying notes to consolidated financial statements.

(21)

MariMed Inc.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MariMed Inc., (the “Company”), a Delaware corporation, is a professional management company in the emerging medical cannabis industry. The Company advises its clients in securing cannabis licenses, and in turn, develops and manages state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of legal cannabis and cannabis-infused products. Along with this operational oversight, the Company provides its clients with legal, accounting, human resources, and other corporate and administrative services.

In addition, the Company licenses and distributes a custom brand of cannabis-infused products, under the brand name Kalm Fusion™, which are precision-dosed and designed for specific medical conditions and related symptoms. In 2017, the Company expanded its product line with the acquisition of the Betty’s Eddies™ brand of cannabis-infused fruit chews,

The Company’s stock is quoted on the OTCQB market under the ticker symbol MRMD.

The Company was originally incorporated in January 2011 under the name Worlds Online Inc., using the ticker symbol WORX. In early 2017, the Company name and ticker were changed to its current name and ticker. Since inception, the Company has operated an online portal that offers multi-user virtual environments to users. This segment of the business has had insignificant operations since early 2014.

In May 2014, the Company, through its subsidiary MariMed Advisors Inc. (“MMA”), acquired Sigal Consulting LLC in exchange for (i) an aggregate amount of the Company’s common stock equal to 50% of the Company’s outstanding shares on the closing date, (ii) options to purchase three million shares of the Company’s common stock, exercisable over five years with exercise prices ranging from $0.15 to $0.35, and (iii) a 49% ownership interest in MMA.

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

(22)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Certain reclassifications have been made to prior periods’ data to conform to the current period presentation. These reclassifications had no effect on reported income (losses) or cash flows.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MariMed Inc. and its subsidiaries, all of which are wholly-owned. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts within the financial statements and disclosures thereof. Actual results could differ from these estimates or assumptions.

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. The fair values of these investments approximate their carrying values.

Revenue Recognition

The Company’s main sources of revenue are comprised of: subleasing contracts with our medical cannabis clients; consulting services to companies operating in the legal and medical cannabis industries; production arrangements for the procurement of cannabis resources; and licensing revenues from the sale of our branded products.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, with depreciation recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term, if applicable. When assets are retired or disposed, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income. Repairs and maintenance are charged to expense in the period incurred.

The estimated useful lives of property and equipment are generally as follows: buildings and building improvements, seven to thirty-nine years; tenant improvements, the remaining duration of the related lease; furniture and fixtures, seven years; machinery and equipment, five to ten years. Land is not depreciated.

The Company’s property and equipment are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value.

Impairment analyses are based on management’s current plans, intended holding periods and available market information at the time the analyses are prepared. If these criteria change, the Company’s evaluation of impairment losses may be different and could have a material impact to the consolidated financial statements.

(23)

For the years ended December 31, 2017 and 2016, based on its impairment analyses, the Company did not have any impairment losses.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values due to the short maturity of these instruments. The fair value of option and warrant issuances are determined utilizing the binomial options pricing model and employing the following inputs: life of instrument, exercise price, value of the underlying security on issuance date, and 2-year volatility of underlying security.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the years ended December 31, 2017 and 2016.

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

As of December 31, 2017 and 2016, there were 8,399,000 and 10,375,000 potentially dilutive securities in the form of options and warrants. In addition, there were 500,000 shares of convertible preferred stock and $1,350,000 of convertible promissory notes that were potentially dilutive whose conversion into common stock will be based on a discount to the market value of common stock on or about the future conversion date. All potentially dilutive securities had an anti-dilutive effect on earnings per share, and in accordance with ASC 260, were excluded from the diluted net income per share calculation. For that reason, the calculations of basic and fully diluted net income per share were identical for the years ended December 31, 2017 and 2016. These options and warrants may dilute earnings per share in the future.

Commitments and Contingencies

The Company follows ASC 450, Contingencies, to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

(25)

While not assured, and based upon information available at this time, management does not believe that a loss contingency exists that will have material adverse effect on the Company’s financial position, results of operations or cash flows.

Risk and Uncertainties

The Company is subject to risks common to companies operating within the legal and medical marijuana industries, including, but not limited to, federal laws, government regulations and jurisdictional laws.

Noncontrolling Interests

Noncontrolling interests represent third-party minority ownership of the Company’s consolidated subsidiaries. Net income attributable to noncontrolling interests is shown in the consolidated statements of operations; the value of net assets owned by noncontrolling interests are presented as a component of equity within the balance sheets.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

NOTE 3 – EQUITY

Preferred Stock

In January 2017, the Company increased the number of authorized shares of preferred stock from 5 million to 50 million shares.

During the years ended December 31, 2017 and 2016, the Company issued subscriptions on 200,000 shares and 300,000 shares, respectively, of Series A convertible preferred stock at $1.00 per share. This preferred stock accrues an annual dividend of six percent until conversion.

The Series A convertible preferred stock shall be convertible, along with any accrued dividends, into common stock at a twenty-five percent discount to the selling price of the common stock in a qualified offering, as defined in the subscription agreement. In addition, the Company shall have the ability to force the conversion of preferred stock at such time the Company has a market capitalization in excess of $50 million for ten consecutive trading days. In such event, the conversion price shall be a 25% discount to the average closing price of the Company’s common stock over the ten trading days prior to the Company’s notice of its intent to convert.

Common Stock

In January 2017, the Company increased the number of authorized shares of common stock from 100 million to 500 million shares.

During the year ended December 31, 2017, the Company issued 26,672,228 shares of common stock, at prices ranging from $0.18 to $0.50 per share, resulting in total proceeds of $6,578,000.

In June 2017, the Company issued 75 million shares of common stock to acquire the remaining 49% interest in its subsidiary MariMed Advisors Inc.

During the year ended December 31, 2017, the Company issued 1,007,597 shares in exchange for services rendered by third-parties or to otherwise settle outstanding obligations. Based on the market value of the common stock on the date of issuance, the Company recorded a non-cash loss on conversion of approximately $31,000.

In August 2017, $2.05 million in principal and approximately $262,000 of accrued interest on promissory notes were converted into 4,385,823 shares of common stock. Based on the market value of the common stock on the conversion date, the Company recorded a non-cash loss on conversion of approximately $451,000.

In October 2017, the Company issued subscriptions on 1,000,000 shares of common stock as part of the purchase price of the Betty’s Eddies™ acquired assets as further disclosed in Note 9.

In December 2017, the Company retired promissory notes consisting of $300,000 in principal and $50,000 in accrued interest by the issuance of 1,000,000 shares of commons stock. Based on the market value of the common stock on the date of retirement, the Company recorded a non-cash loss on conversion of $390,000.

In April 2016, the Company issued 31,954,237 shares of common stock as part of the purchase price of the Sigal acquisition disclosed in Note 1. These shares represented the aggregate amount of shares equal to 50% of the Company’s outstanding common stock on the closing date of this acquisition.

(26)

Membership Interests

During 2017 and 2016, the Company issued 12,778 and 2,500 Class A membership units of Mari Holdings MD LLC, a majority-owned subsidiary, for $1,150,000 and $200,000, respectively. These units represented ownership of 3.05% and 0.75% in this subsidiary at December 31, 2017 and 2016, respectively.

During 2016, the Company issued 4,123 Class A membership units of Mia Development LLC, a majority-owned subsidiary, for approximately $206,000, representing 0.82% ownership of this subsidiary. Also during 2016, the Company issued 11,786 Class A membership units, representing 2.36% of this subsidiary, to retire approximately $589,000 of promissory notes and accrued interest.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represented the conversion of a promissory note issued to a third party by the Company’s former parent, which was assumed by the Company in 201l, for future products and services of the Company’s dormant online portal business.

No products or services were provided by the Company in 2017 or 2016. In July 2017, the Company wrote off the entire carrying amount of deferred revenue of approximately $227,000 based on an agreement with the third party whereby the Company was released from all of its obligations to the third party and any actions or demands related thereto.

(27)

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2017 and 2016, property and equipment consisted of the following:

Description	2017	2016
Land	$3,392,710	$592,210
Buildings and building improvements	18,464,544	3,587,064
Tenant improvements	4,223,903	1,923,890
Furniture and fixtures	99,138	109,560
Machinery and equipment	1,273,514	228,523

Less: accumulated depreciation	(1,498,878)	(1,136,187)
Property and equipment, net	$25,954,931	$5,305,060

During the years ended December 31, 2017 and 2016, additions to property and equipment were approximately $21.0 million and $3.4 million, respectively. These purchases included the acquisition of properties in Hagerstown, MD and Middleborough, MA, and the buildout of facilities in Lewes, DE, Clark County, NV, and Hagerstown, MD.

Depreciation and amortization for the years ended December 31, 2017 and 2016 was approximately $363,000 and $266,000, respectively.

NOTE 6 – STOCK OPTIONS AND WARRANTS

During 2017, the Company granted options to purchase 550,000 shares of common stock at exercise prices ranging from $0.26 to $0.55, vesting from the grant date through March 2019, and expiring between September 2020 and October 2021. The fair value of these options on grant date of approximately $159,000 shall be recorded as non-cash compensation expense over the vesting periods, with approximately $74,000 incurred during 2017. No warrants were exercised in 2017.

During 2017, options to purchase 4.8 million shares of common stock were exercised at prices ranging from $0.01 to $0.025. Of this amount, 4.5 million shares were exercised by the former CEO of the Company, who is currently a Board member. This individual’s exercise price of $0.01 per share, or $45,000 in total, was paid with the surrender of 90,000 shares of common stock. These surrendered shares were classified as treasury stock.

In December 2017, options to purchase 200,000 shares of commons stock at an exercise price of $0.025 were forfeited by the CEO and by an independent Board member (100,000 shares forfeited by each individual).

Stock options outstanding and exercisable as of December 31, 2017 were:

Exercise Price	Shares Under Option		Remaining
per Share	Outstanding	Exercisable	Life in Years
$0.025	200,000	200,000	0.01
$0.080	250,000	250,000	1.08
$0.080	200,000	200,000	1.97
$0.130	600,000	600,000	2.50
$0.150	1,000,000	1,000,000	1.74
$0.250	1,000,000	1,000,000	1.74
$0.260	50,000	50,000	3.25
$0.330	50,000	-	3.19
$0.350	1,000,000	1,000,000	1.74
$0.450	250,000	-	3.76
$0.550	200,000	50,000	2.74
	4,800,000	4,350,000

During 2017, the Company issued warrants to purchase approximately 3.1 million shares of common stock at exercise prices ranging from $0.40 to $0.62, expiring between March and December of 2020. The Company recorded non-cash compensation expense of approximately $1,004,000 on such issuances, representing the estimated fair value of these instruments on the issuance date.

During 2016, the Company issued warrants to purchase 1.07 million shares of common stock at exercise prices ranging from $0.10 to $0.20, expiring between February 2019 and August 2021. The Company recorded non-cash compensation expense of approximately $164,000, representing the estimated fair value of these instruments on the issuance date.

During 2016 no stock options were issued, nor were any stock options or warrants exercised.

(28)

NOTE 7 – INCOME TAXES

Due to operating losses, there is no required provision for federal or state income taxes for the years ended December 31, 2017 or 2016. At December 31, 2017, the Company had federal and state net operating loss carry forwards of approximately $4.1 million.

The Company’s deferred tax asset at December 31, 2017 consisted of a net operating loss calculated using federal and state effective tax rates, equating to approximately $1,753,000, which was fully offset by a valuation allowance as shown in the following table:

Deferred tax asset	$1,753,000
Valuation allowance	(1,753,000)
Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the periods ended December 31, 2017 and 2016 was as follows:

	2017	2016
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39)%	(39)%
Total deferred tax asset	0%	0%

(29)

NOTE 8 – RELATED PARTY TRANSACTIONS

As disclosed in Note 1, the Company acquired Sigal Consulting LLC in May 2014. At the time of the transaction, Sigal Consulting LLC was partially owned by a director of the Company and by individuals who became the Company’s CEO and CFO in 2018.

On June 2017, the Company acquired the remaining 49% interest in MariMed Advisors Inc. from its ownership group, which included a director of the Company and individuals who became the CEO and CFO of the Company in 2018, for an aggregate 75 million shares of common stock.

In September 2017, the former CEO of the Company, who is a currently a Board member, exercised options to purchase 4.5 million shares of common stock at an exercise price of $0.01 per share, as disclosed in Note 6 above.

In October 2017, the Company acquired the intellectual property, formulations, recipes, proprietary equipment, and know-how of the Betty’s Eddies™ brand of cannabis-infused products from a company that is minority-owned by the Company’s chief operating officer. The purchase price was $140,000 plus subscriptions on 1,000,000 shares of the Company’s common stock. In addition, the selling company shall be paid a royalty based on a percentage of the Company’s revenue associated with the Betty’s Eddies™ product line, commencing at 25% and decreasing to 2.5% as certain sales thresholds are met. For the year ended December 31, 2017, the Company earned approximately $40,000 of revenue and paid royalties of approximately $10,000.

After applying the total purchase price, which consisted of the cash paid plus the fair value of the subscribed common stock on the date of the transaction, to the assessed fair values of the assets purchased, the transaction gave rise to goodwill of approximately $333,000. At December 31, 2017, the Company reviewed the goodwill for impairment and determined that, based on the present value of future cash flows of the acquired assets, there was no impairment. The goodwill is included in other assets in the financial statements.

In December 2017, options to purchase 200,000 shares of commons stock at an exercise price of $0.025 were forfeited by the CEO and by an independent Board member (100,000 shares forfeited by each individual).

At December 31, 2017, the Company owed approximately $19,000 and $14,000 to the CEO and CFO, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

An employment agreement with the former CEO of the Company, which was terminated in 2017, provided this individual with salary, car allowances, bonuses based on the Company reaching certain milestones, life insurance, stock options and a death benefit.

The Company has recorded approximately $1,043,000 and $872,000 at December 31, 2017 and 2016, respectively, under accrued expenses for any amounts that may be owed under this agreement.

(30)

NOTE 10 – SEGMENT REPORTING

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

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company’s reportable segments as of and for the fiscal years ended December 31, 2017 and December 31, 2016:

	2017	2016
Revenues:
Online portal operations	$289	$618
Cannabis operations	6,067,564	3,563,502
Consolidated revenues	$6,067,853	$3,564,120

Depreciation and amortization:
Online portal operations	$—	$—
Cannabis operations	362,691	265,746
Depreciation and amortization	$362,691	$265,746

Net income (loss):
Online portal operations	$122,636	$589,844
Cannabis operations	(1,151,698)	(268,679)
Net income (loss)	$(1,029,062)	$321,165

Capital expenditures:
Online portal operations	$—	$—
Cannabis operations	(21,012,563)	3,364,070
Combined capital expenditures	$(21,012,563)	$3,364,070

Assets:
Online portal operations	$928	$709
Cannabis operations	32,201,087	8,562,392
Combined assets	$32,202,015	$8,563,101

(31)

NOTE 11 – REAL ESTATE TRANSACTIONS

In November 2017, the Company closed on a 137,500 square foot industrial property located on 21.95 acres in New Bedford, Massachusetts. Approximately half of the available square footage is leased to a non-cannabis manufacturing company under a 5-year lease. The Company has started development of the remaining half of the building into a cannabis cultivation and processing facility which will be leased to a cannabis licensee under a 20-year lease, the term of which will start after the completion of construction.

In July 2017 the Company purchased a 22,700 square foot retail and warehouse building located on the main street of Middleborough, Massachusetts. The Company is currently constructing a 10,000 square foot retail dispensary which will be leased to the same cannabis licensee tenant of our New Bedford location, under a 20-year lease starting mid-2018.

In January 2017, the Company purchased a long-standing 180,000 square foot former manufacturing facility in Hagerstown, Maryland, which was rehabilitated by the Company into a cultivation and processing facility for a licensed cannabis tenant under a 20-year lease that started January 1, 2018.

In 2016, the Company finalized construction of two free-standing retail dispensaries, each approximately 3,400 square feet, in the cities of Anna and Harrisburg in Illinois. The facilities are leased to licensed cannabis dispensary companies under 20-year leases with 18 years remaining.

The Company leases approximately10,000 square feet of an industrial building that it has built out into a cannabis cultivation facility. This facility is subleased to a licensed cannabis company under a sub-lease which is coterminous with the Company’s lease for 10 years with 6.25 years remaining.

The Company owns a 45,070 square foot facility on 2.25 acres in Wilmington, Delaware, which was purchased in September 2016, and developed into a cannabis cultivation, processing, and dispensary facility. The facility is leased to a cannabis licensee company occupying 100% of the space under a 20-year lease with 16 years remaining.

The Company leases 4,122 square feet of retail space in a newly-built multi-use building in Lewes, Delaware. This five-year lease with a five-year option to extend the term commenced in October 2016. The Company built out the space into a cannabis dispensary which is sub-leased to the same licensed cannabis company occupying the Wilmington facility, under a five-year lease with a five-year option to extend.

The Company’s corporate office is located in Newton, Massachusetts. The space is subleased from a related party at a cost of $24,000 per year. The lease for this office will expire in July 2018.

NOTE 12 – DEBT

In 2017, convertible promissory notes totaling $2.05 million in principal and approximately $262,000 of accrued interest were converted into 4,385,823 shares of common stock; and promissory notes totaling $300,000 in principal and $50,000 of accrued interest were retired via the issuance of 1,000,000 shares of commons stock. Both transactions are further disclosed in Note 3 above.

During 2017, the Company raised 9,475,000 from the issuance of promissory notes with interest rates ranging from 4.5% to 12%, all with maturity dates of 12 months or less from the date of issue.

In October 2017, the Company entered into a mortgage agreement with Bank of New England for its New Bedford, Massachusetts location. The principal balance on the mortgage was $2,895,000 with an interest rate of 6.5%.

During 2016, the Company issued $950,000 of promissory notes with interest rates between 10% and 12%, and repaid $175,000 in promissory notes. Also during 2016, the Company converted two promissory notes plus accrued interest into Class A units of Mia Development LLC, a majority-owned subsidiary.

NOTE 13 – SUBSEQUENT EVENTS

The following equity and debt transactions occurred subsequent to December 31, 2017:

●	All 500,000 outstanding shares of subscribed Series A convertible preferred stock, plus accrued dividends on such shares, were converted by the Company into 970,989 shares of common stock.

●	Warrants to purchased 89,416 shares of common stock were exercised at exercise prices ranging from $0.20 to $0.40.

●	Options to purchase 300,000 shares of commons stock at exercise prices ranging from $0.025 to $0.55 were forfeited. Of this amount, 200,000 shares at an exercise price of $0.025 were forfeited by the CEO and by an independent Board member (100,000 shares forfeited by each individual).

●	Options to purchase 300,000 shares of common stock were exercised at an exercise price of $0.13 per share.

●	Two noteholders with principal balances totaling $875,000 converted their promissory notes at a conversion rate of $0.65 per share. Accordingly, 1,346,154 shares in total of common stock were issued to these note holders.

●	The Company issued 2,430,768 shares of common stock, at prices ranging from $0.50 to $0.65 per share, resulting in total proceeds of $1,400,000.

●	The Company issued warrants to purchase 237,500 shares of common stock at $0.65 per share pursuant to a previously issued promissory note.

●	The Company issued 370,000 shares of common stock for the payment of services.

(32)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2017 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal controls over financial reporting were effective as December 31, 2017 at the reasonable assurance level.

(33)

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

None.

(34)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders. Messrs. Stolar and Gildea are independent directors, based upon the definition of “independence” used by NASDAQ, even though we are not subject to such regulation.

Name	Age	Position
Robert Fireman	69	President and Chief Executive Officer
Jon R. Levine	53	Chief Financial Officer, Treasurer and Secretary
Bernard Stolar	71	Director
Edward Gildea	67	Director
Thomas Kidrin	65	Director

On July 20, 2017, Robert Fireman was elected the chief executive officer and president. Robert Fireman, age 69, has been a director since our formation, and is a seasoned executive in the building of technology and consumer driven companies. Mr. Fireman was a founder and Director of Consumer Card Marketing, Inc., a pioneer in the development of retail loyalty marketing programs for the supermarket and drug store industries. This company was sold to News America Marketing, a division of News Corp. Mr. Fireman has been a practicing attorney for over 30 years. Mr. Fireman is the CEO of our wholly-owned subsidiary, MariMed Advisors Inc., a director of Worlds Inc. and a former part owner of Sigal Consulting. He has over ten years of experience in the emerging cannabis industry across the country.

On July 20, 2017, Jon Levine was elected the chief financial officer, treasurer, and secretary of the registrant, and has been a director since 2016. Jon Levine, age 53, has over 9 years of experience in the cannabis industry. He brings over 18 years in Commercial Real Estate development, management and financial services. Jon was a partner at Equity Industrial Partners a national commercial real estate management group. He also has past experience in the banking at USTrust Bank as an Asset Based Lender and in the leasing industry with AT&T Financial Services and New Court Financial as a senior credit officer Mr. Levine has served as the CFO of our wholly-owned subsidiary, MariMed Advisors Inc., and in that capacity has been responsible for the management and reporting of most of the company’s revenue and financial transactions. Mr. Levine is a former part owner of Sigal Consulting.

Thomas Kidrin has been a director since our formation. Mr. Kidrin resigned as chief executive officer of the Company in 2017. He also held such positions from December 1997 through July 2007 in Worlds Inc. then added the title chief executive officer of Worlds Inc. since August 2007. Mr. Kidrin was also president and a director of Worlds Acquisition Corp. from April 1997 to December 1997. He has been the chairman and president of Datastream Corporation, a designer and developer of interactive products and services, since 1993. From December 1991 to June 1996, Mr. Kidrin was a founder, director, and President of UC Television Network Corp., a company engaged in the design and manufacture of interactive entertainment/advertising networks in the college market under the brand name College Television Network, the largest private network on college campuses in the United States sold to MTV in 1996 now operating under MTVU. Mr. Kidrin has attended Drake University and the New School of Social Research.

Bernard Stolar, a director since our formation and noted for his expertise in both identifying and developing market-driving content and forging successful business partnerships, brings to the board over twenty years of senior-level experience within the interactive entertainment industry in all phases of company operations, including sales and marketing, product development, licensing, distribution, strategic planning and management. Mr. Stolar has served in high profile leadership roles at publicly and privately held interactive entertainment companies. Currently, Mr. Stolar is Dean of Games and Game Evangelist for Google, Inc. From February 2006 until its purchase by Google, Inc. in February 2007, Mr. Stolar was the Chairman of the Board of Adscape Media. Prior to this, he was president and chief operating office of BAM! Entertainment, where he transformed the company from a hand-held content company to a developer and marketer of interactive entertainment for next generation video game consoles. In 2000, Mr. Stolar joined Mattel, Inc. as president of Mattel Interactive, where he was responsible for directing and reorganizing the $1 billion Mattel Interactive division. From 1996 to 1999, Mr. Stolar served as president and chief operating officer of Sega of America, Inc. where he helped increase sales from $200 million to over $1 billion in three years, and orchestrated the launch of the Sega Dreamcast(TM), the fastest selling video game console in US history at that time. Mr. Stolar also served as executive vice president of Sony Computer Entertainment of America, where he was a key leader of the Sony Playstation® launch team, directing all third-party publishing in the U.S. Prior to that, Mr. Stolar served as president of Atari America’s game division. Mr. Stolar is a director of Worlds Inc.

(35)

Edward Gildea contributes expertise in areas of mergers & acquisitions, strategic planning, funding, business development and executive leadership. He has many years of experience as a board member. Mr. Gildea was the CEO, President, and Chairman of the Board Of Directors of Converted Organics Inc., a publicly held company that manufactures organic fertilizer by recycling food waste, from January 2006 until June 2013. He was also a lawyer for, and COO of, QualityMetric Inc. (healthcare) from 2000-2005 and Grolier Incorporated (publishing) from1980-1989. He spent 10 years at the Kellogg Company (1990-2000) as their vice president of legal where he managed and supervised a legal team responsible for executing mergers, acquisitions and divestitures. He is currently a member of the board of directors of WPCS International Inc. (wireless communications) and Worlds Inc. (intellectual property). He received his undergraduate degree from The College of the Holy Cross and his law degree from Suffolk University.

The board of directors did not meet during 2017 and acted by written consent once during the year. The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

Family Relationships

None.

Legal Proceedings

None.

(36)

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an “audit committee financial expert” serving on its audit committee. We have only recently begun operations, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an “audit committee financial expert” or to so designate one of our current directors, but we intend to either retain an additional director who will qualify as such an expert or designate one of our current directors as such an expert, as soon as reasonably practicable. Our current directors, by virtue of their past employment experience, have considerable knowledge of financial statements, finance, and accounting, and have significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such a designated expert at this time.

Code of Ethics

We have adopted a code of ethic (the “Code of Ethics”) that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as Exhibit 14.1 to a previous annual report. The Code of Ethics was designed with the intent to deter wrongdoing, and to promote the following:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

●	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications we make

●	Compliance with applicable governmental laws, rules and regulations

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

●	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2017. Except as disclosed below, we believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission. Each of our directors and other 5% owners did not timely file one Form 4.

(37)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal period ending December 31, 2017 and 2016, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)(3)

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (8)	Securities underlying options	All Other Compensation ($)	Total($)
Robert Fireman	2017	$0	0	0	$47,000	350,000	0	$47,000
President and CEO (4)

Thomas Kidrin President and CEO (5)	2016	$0	0	0	$61,000	100,000	0	$61,000

Jon R. Levine	2017	$0	0	0	$47,000	350,000	0	$47,000
CFO (6)

Christopher Ryan CFO (7)	2016	$0	0	0	0	0	0	0

(1) The compensation reported on the Table does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) No payments have been made during the year.

(4) Mr. Fireman was named President and CEO of the Company in July 2017.

(5) Effective May 2017, Mr. Kidrin was no longer the President and CEO of the Company. As further disclosed in our audited financial statements, at December 31, 2017, the Company recorded an accrual for any amounts that may be owed under an employment agreement with Mr. Kidrin which was terminated in 2017.

(6) Mr. Levine was named CFO of the Company in July 2017.

(7) Effective May 2017, Mr. Ryan was no longer the CFO of the Company.

(8) Option awards are valued on grant date using the binomial option pricing model. Options have not yet been issued.

Stock Option Grants

The following table sets forth information as of December 31, 2017 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2017

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert Fireman	100,000	-	-	$0.08	12/20/19
Robert Fireman	100,000	-	-	$0.13	06/29/20
Robert Fireman	100,000	100,000	-	$0.25	01/01/18
Robert Fireman	250,000	-	-	$0.15	12/31/20
Robert Fireman	100,000	-	-	$0.24	12/31/21
Jon R. Levine	250,000	-	-	$0.15	12/31/20
Jon R. Levine	100,000	-	-	$0.24	12/31/21
Thomas Kidrin	100,000	-	-	$0.61	12/31/22
Christopher Ryan	300,000	-	-	$0.13	06/29/20

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2017 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($)

Robert Fireman	0	0	0	0
Jon R. Levine	0	0	$18,119	$18,119
Bernard Stolar	0	0	$18,119	$18,119
Edward Gildea	0	0	$18,119	$18,119
Thomas Kidrin	0	0	$18,119	$18,119

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2017 fiscal year for the fair value of stock options granted to the named director in fiscal year 2017, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director. The options earned by the directors will be issued in 2018.

(39)

Employment Agreements

An employment agreement executed in 2012 with Thomas Kidrin, the former CEO of the Company, provided Mr. Kidrin with salary, car allowances, life insurance, stock options, a death benefit, and bonuses based on the Company reaching certain milestones.

This agreement was terminated in 2017. The Company has recorded an accrual of approximately $1,043,000 at December 31, 2017 for any amounts that may be owed under this agreement.

Stock Option Plan

On May 31, 2011, our board of directors adopted the 2011 Stock Award and Incentive Plan which plan was presented to, and approved by, our then sole stockholder, Worlds Inc. That approval notwithstanding, we intend to present the plan to our shareholders for their ratification at our next annual meeting. The plan provides for the issuance of up to nine million options and/or shares of restricted stock of which not more than eight million can be incentive stock options. To date, 8.2 million options have been issued to Directors and officers under the plan.

Compensation Committee Interlocks and Insider Participation

Our former CEO and CFO are the CEO and CFO of Worlds Inc., and our current CEO is a director of Worlds Inc. We do not have a compensation committee and therefore all of our directors perform the function of a compensation committee, except that board members recuse themselves from all deliberations of the board with respect to their respective compensation to avoid compensation committee interlock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert Fireman	100,000	-	-	$0.08	12/20/19
Robert Fireman	100,000	-	-	$0.13	06/29/20
Robert Fireman	100,000	100,000	-	$0.25	01/01/18
Robert Fireman	250,000	-	-	$0.15	12/31/20
Robert Fireman	100,000	-	-	$0.24	12/31/21
Jon R. Levine	250,000	-	-	$0.15	12/31/20
Jon R. Levine	100,000	-	-	$0.24	12/31/21
Thomas Kidrin	100,000	-	-	$0.61	12/31/22
Edward Gildea	250,000	-	-	$0.08	01/28/19
Edward Gildea	100,000	-	-	$0.13	01/28/19
Edward Gildea	100,000	-	-	$0.15	12/31/20
Edward Gildea	100,000	-	-	$0.24	12/31/21
Edward Gildea	100,000	-	-	$0.61	12/31/22
Bernard Stolar	100,000	-	-	$0.08	12/20/19
Bernard Stolar	100,000	-	-	$0.13	06/29/20
Bernard Stolar	100,000	-	-	$0.15	12/31/20
Bernard Stolar	100,000	-	-	$0.24	12/31/21
Bernard Stolar	100,000	-	-	$0.61	12/31/22

(40)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 30, 2018, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Directors and executive officers; (ii) each person known to us who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 30, 2018

Name & Address of Beneficial Owner (1)	Amount & Nature of Beneficial Owner		% of Class (2)
Thomas Kidrin	6,306,667	(3)	3.5%
Robert Fireman	23,605,218	(4)	13.1%
Bernard Stolar	500,000	(5)	0.3%
Edward Gildea	650,000	(6)	0.4%
Gerald McGraw	17,729,932		9.9%
James Griffin	17,479,932		9.7%
Jon R. Levine	26,606,517	(7)	14.8%
Tim Shaw	9,849,508		5.5%
All directors and executive officers as a group (six persons)	67,517,910	(8)	37.6%

(1)	Unless stated otherwise, the business address for each person named is c/o MariMed Inc., 26 Ossipee Road, Suite 201, Newton, MA 02464.

(2)	Calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934 whereby shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

(3)	Includes 100,000 currently exercisable stock options.

(4)	Includes 350,000 currently exercisable stock options.

(5)	Consists of currently exercisable stock options.

(6)	Consists of currently exercisable stock options.

(7)	Includes 350,000 currently exercisable stock options

(8)	Includes 1,650,000 currently exercisable stock options.

(41)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are not currently subject to the requirements of any stock exchange or inter-dealer quotation system with respect to the definition of, or requirement for a majority of, “independent directors.” Although we are not currently subject to NASDAQ Rule 5605(a)(2), the independence of our directors meets the definition of such term as contained in this Rule, but we do not meet the standard of having a majority of “independent directions” as only Messrs. Stolar and Gildea are “independent” and Messrs. Kidrin, Fireman and Levine are not independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, L&L CPAs P.A. (“L&L”), for our audit of the annual financial statements for the years ended December 31, 2017 and 2016. L&L (then operating under its previous name) was retained as our auditor in May 2011. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2017		2016

Audit Fees (1)	$54,000	(2)	$13,900
Audit-Related Fees (3)	0		0
Tax Fees (4)	9,000		9,000
All Other Fees (5)	0		0
Total Accounting Fees and Services	$63,000		$22,900

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for L&L in 2017 and 2016 relate to (i) the audit of our annual financial statements for the year ended December 31, 2017 and 2016, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2017 and 2016.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by L&L. were pre-approved by our Board of Directors.

We are presently working with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor’s engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor’s independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

(42)

ITEM 15. EXHIBITS.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant (a)

3.1.1	Amended Certificate of Incorporation of the Registrant (b)

3.2	By-Laws - Restated as Amended (a)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (c)

10.2	Worlds Online 2011 Stock Option and Restricted Stock Award Plan (a)

21	List of Subsidiaries*

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer *

32.2.	Section 1350 Certifications of Chief Financial Officer *

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a) Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b) Incorporated by reference from Definitive Information Statement filed on February 6, 2017.

(c) Filed previously as an exhibit to Registrants Annual Report on Form 10-KSB filed on April 12, 2012 and incorporated herein by reference.

* Filed herewith

(43)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2018

MARIMED INC.
(Registrant)

By:	/s/ Robert Fireman
Name:	Robert Fireman
Title:	President and Chief Executive Office

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Fireman	President and Chief Executive Officer	March 30, 2018
Robert Fireman

/s/ Jon R. Levine	Chief Financial Officer	March 30, 2018
Jon R. Levine

/s/ Bernard Stolar	Director	March 30, 2018
Bernard Stolar

/s/ Edward Gildea	Director	March 30, 2018
Edward Gildea

/s/ Thomas Kidrin	Director	March 30, 2018
Thomas Kidrin

(44)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant (a)

3.1.1	Amended Certificate of Incorporation of the Registrant (b)

3.2	By-Laws - Restated as Amended (a)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (c)

10.2	Worlds Online 2011 Stock Option and Restricted Stock Award Plan (a)

21	List of Subsidiaries *

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer *

32.2.	Section 1350 Certifications of Chief Financial Officer *

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a) Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b) Incorporated by reference from Definitive Information Statement filed on February 6, 2017.

(c) Filed previously as an exhibit to Registrants Annual Report on Form 10-KSB filed on April 12, 2012 and incorporated herein by reference.

* Filed herewith

(45)