Form 10-Q
period 2018-03-31
MARIMED INC.
filed 2018-05-15
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2018

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

As of May 14, 2018, 183,170,163 shares of the Issuer’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MariMed Inc.

Condensed Consolidated Financial Statements

Three Months Ended March 31, 2018 and 2017

MariMed Inc.

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$409,593	$1,290,231
Accounts receivable, net	2,122,044	1,453,484
Deferred rents receivable	724,827	610,789
Due from third parties	1,844,050	1,196,918
Due from related parties	134,781	134,781
Note receivable, current portion	46,879	45,444
Other current assets	376,459	357,019
Total current assets	5,658,633	5,088,666

Property and equipment, net	27,168,997	25,954,931
Note receivable, long-term portion	566,999	578,831
Other assets	543,445	579,587
Total assets	$33,938,074	$32,202,015

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,721,103	$2,831,658
Accrued expenses	1,445,403	1,405,336
Due to related parties	200,996	400,996
Mortgages payable, current portion	119,668	118,556
Common stock subscriptions	3,236,001	-
Notes payable	9,215,249	10,665,899
Total current liabilities	16,938,420	15,422,445

Mortgages payable, long-term portion	6,026,376	5,532,397
Notes payable	-	-
Other liabilities	240,013	240,013
Total liabilities	23,204,809	21,194,855

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 50,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued or outstanding at March 31, 2018 and December 31, 2017	-	-
Series A preferred stock subscribed but not issued; zero and 500,000 shares at March 31, 2018 and December 31, 2017, respectively	-	500
Common stock, $0.001 par value; 500,000,000 shares authorized at March 31, 2018 and December 31, 2017; 179,795,933 and 176,940,331 shares issued at March 31, 2018 and December 31, 2017, respectively; 179,705,933 and 176,850,331 shares outstanding at March 31, 2018 and December 31, 2017, respectively	179,796	176,940
Common stock subscribed but not issued; 1,000,000 shares at March 31, 2018 and December 31, 2017	370,000	370,000
Subscriptions receivable	(25,000)	(25,000)
Common stock warrants	2,382,726	2,176,379
Treasury stock, at cost; 90,000 shares at March 31, 2018 and December 31, 2017	(45,000)	(45,000)
Additional paid-in capital	21,563,178	20,149,591
Accumulated deficit	(13,866,883)	(11,971,740)
Noncontrolling interests	174,448	175,490
Total stockholders’ equity	10,733,265	11,007,160
Total liabilities and stockholders’ equity	$33,938,074	$32,202,015

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues	$2,082,950	$1,150,719

Cost of revenues, including depreciation	888,869	471,068

Gross profit	1,194,081	679,651

Operating expenses:
Personnel	184,671	167,862
Marketing and promotion	51,761	69,469
General and administrative	706,483	213,768
Total operating expenses	942,915	451,099

Operating income	251,166	228,552

Non-operating expenses:
Interest expense, net	296,427	81,592
Equity compensation	572,807	19,295
Loss on debt settlements	1,213,841	18,278
Total non-operating expenses	2,083,075	119,165

Net income (loss)	$(1,831,909)	$109,387

Net income (loss) to noncontrolling interests	$63,233	$141,626
Net income (loss) attributable to MariMed Inc.	$(1,895,142)	$(33,240)

Net income (loss) per share	$(0.011)	$(0.001)
Weighted average common shares outstanding	178,914,829	64,208,389

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss) attributable to MariMed Inc.	$(1,895,142)	$(32,240)
Net income (loss) attributable to noncontrolling interests	63,233	141,626
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	80,791	69,827
Equity compensation	572,807	19,295
Loss on debt settlements	1,213,841	18,278
Changes in operating assets and liabilities:
Accounts receivable, net	(668,561)	26,223
Deferred rents receivable	(114,038)	219,126
Due from third parties	(647,131)	(22,486)
Due from related parties	-	(391,886)
Other current assets	(19,440)	(319,451)
Other assets	36,142	-
Accounts payable	(110,555)	297,535
Accrued expenses	616,213	153,179
Due to related parties	(200,000)	626
Other liabilities	-	(26,034)
Net cash provided by (used in) operating activities	(1,071,840)	134,323

Cash flows from investing activities:
Purchase of property and equipment	(1,294,858)	(1,806,655)
Interest on notes receivable	10,398	9,641
Net cash used in investing activities	(1,284,460)	(1,797,014)

Cash flows from financing activities:
Proceeds from subscribed common stock	875,000	1,300,000
Issuance of common stock	600,000	-
Issuance of interest in subsidiary	-	150,000
Issuance (repayment) of promissory notes	(500,000)	400,000
Proceeds from (payments of) mortgages payable, net	495,091	(28,515)
Exercise of stock options	39,000	-
Exercise of warrants	30,846	-
Distributions	(64,275)	(87,868)
Net cash provided by financing activities	1,475,662	1,733,617

Net change to cash and cash equivalents	(880,638)	70,926
Cash and cash equivalents at beginning of period	1,290,231	569,356
Cash and cash equivalents at end of period	$409,593	$640,282

Supplemental disclosure of cash flow information:
Cash paid for interest	$291,912	$71,853
Cash paid for taxes	$12,596	$-

Non-cash activities:
Equity issued to settle debt	$-	$38,965

See accompanying notes to condensed consolidated financial statements

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MariMed Inc., (the “Company”), a Delaware corporation, is a professional management company in the emerging medical cannabis industry. The Company advises its clients in securing cannabis licenses, and in turn, develops and manages, on behalf of its clients, state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of legal cannabis and cannabis-infused products. Along with this operational oversight, the Company provides its clients with legal, accounting, human resources, and other corporate and administrative services.

In addition, the Company licenses a custom brand of cannabis-infused products, under the brand name Kalm Fusion™, which are precision-dosed and designed for specific medical conditions and related symptoms. In October 2017, the Company expanded its product line with the acquisition of the Betty’s Eddies™ brand of cannabis-infused fruit chews,

The Company’s stock is quoted on the OTCQB market under the ticker symbol MRMD.

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

In May 2014, the Company, through its subsidiary MariMed Advisors Inc., acquired Sigal Consulting LLC in exchange for (i) an aggregate amount of the Company’s common stock equal to 50% of the Company’s outstanding shares on the closing date, (ii) options to purchase three million shares of the Company’s common stock, exercisable over five years with exercise prices ranging from $0.15 to $0.35, and (iii) a 49% ownership interest in MariMed Advisors Inc.. This transaction, which was accounted for as a purchase acquisition where the Company was both the legal and accounting acquirer, is further disclosed in Note 8 below.

In June 2017, the Company acquired the remaining 49% interest in MMA in exchange for 75 million shares of common stock.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In accordance with GAAP, these interim statements do not contain all of the disclosures normally required in annual statements. In addition, the results of operations of interim periods are not necessarily indicative of the results of operations to be expected for the full year. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited annual financial statements and accompanying notes for the year ended December 31, 2017.

Certain reclassifications have been made to prior periods’ data to conform to the current period presentation. These reclassifications had no effect on reported income (losses) or cash flows.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of MariMed Inc. and its subsidiaries, all of which are majority-owned. Intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

The Company’s main sources of revenue are comprised of: leasing contracts with its medical cannabis clients; oversight and corporate support of client operations; consulting services to companies operating in the legal and medical cannabis industries; arrangements for the procurement of cannabis materials and resources; and licensing revenues from the sale of its branded products.

The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred/services have been performed, the price is fixed or determinable, and collectability is reasonably assured.

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

For the three months ended March 31, 2018 and 2017, based on its impairment analyses, the Company did not have any impairment losses.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the three months ended March 31, 2018 and 2017.

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

As of March 31, 2018 and 2017, there were 10,005,697 and 10,475,000, respectively, of potentially dilutive securities in the form of options and warrants. Also as of March 31, 2018 and 2017, there were zero and 500,000 shares, respectively, of convertible preferred stock, and $550,000 and $3,125,000, respectively, of convertible promissory notes, that were potentially dilutive whose conversion into common stock is based on a discount to the market value of common stock on or about the future conversion date. All potentially dilutive securities had an anti-dilutive effect on earnings per share, and in accordance with ASC 260, were excluded from the diluted net income per share calculation. For that reason, the calculations of basic and fully diluted net income per share were identical for the three months ended March 31, 2018 and 2017. These securities may dilute earnings per share in the future.

Commitments and Contingencies

The Company follows ASC 450, Contingencies, which requires the Company to assess the likelihood that a loss will be incurred from the occurrence or non-occurrence of one or more future events. Such assessment inherently involves an exercise of judgment. In assessing possible loss contingencies from legal proceedings or unasserted claims, the Company would evaluate the perceived merits of the proceedings or claims, and the perceived merits of the relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss will be incurred and the amount of the liability can be estimated, then such estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

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

Noncontrolling Interests

Noncontrolling interests represent third-party minority ownership of the Company’s consolidated subsidiaries. Net income attributable to noncontrolling interests is shown in the consolidated statements of operations; and the value of net assets owned by noncontrolling interests are presented as a component of equity within the balance sheets.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. This ASU will be effective in 2019 and its impact is dependent upon the level of restricted cash of the Company, which at this time is insignificant.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies accounting for lessees by requiring the recording of lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. This ASU will be effective in 2020 and the Company is currently evaluating the impact of adoption, which will be determined by the Company’s lease portfolio at the time of implementation.

In 2014 and subsequently in 2016, the FASB issued new standards on the recognition of revenue. While the new standards amend the current standards, they are not expected to have a material impact on the amount and timing of revenue recognized in the Company’s consolidated financial statements when the new standards are adopted in 2019.

In addition to the above, the Company has reviewed all other recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are shown net of accumulated depreciation and are primarily comprised of the following: land; buildings; building and tenant improvements; furniture and fixtures; and machinery and equipment.

During the three months ended March 31, 2018 and 2017, additions to property and equipment were approximately $1.3 million and $1.8 million, respectively.

Depreciation expense for the three months ended March 31, 2018 and 2017 was approximately $81,000 and $70,000, respectively. At March 31, 2018 and December 31, 2017, accumulated depreciation approximated $1,580,000 and $1,499,000, respectively.

NOTE 4 – DEBT

During the three months ended March 31, 2018, the Company received additional capital of approximately $525,000 from the existing mortgage on its cannabis cultivation and processing facility currently in development in Massachusetts.

During the three months ended March 31, 2017, the Company raised $400,000 from the issuance of a promissory note with an interest rate of 10% and a term of 6 months. No promissory notes were issued during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company repaid $500,000 of promissory notes, and converted $975,000 of promissory notes into subscriptions on 1,346,153 shares of common stock as further disclosed in Note 5 below. No repayments or conversions of debt occurred during the same period in 2017.

NOTE 5 – EQUITY

Preferred Stock

In January 2017, the Company increased the number of authorized shares of preferred stock from 5 million to 50 million shares.

During the three months ended March 31, 2017, the Company issued subscriptions on 200,000 shares of Series A convertible preferred stock at $1.00 per share. This preferred stock accrues an annual dividend of six percent until conversion.

The Series A convertible preferred stock is convertible, along with any accrued dividends, into common stock at a twenty-five percent discount to the selling price of the common stock in a qualified offering, as defined in the subscription agreement. In addition, the Company shall have the ability to force the conversion of preferred stock at such time the Company has a market capitalization in excess of $50 million for ten consecutive trading days. In such event, the conversion price shall be a 25% discount to the average closing price of the Company’s common stock over the ten trading days prior to the Company’s notice of its intent to convert.

During the three months ended March 31, 2018, all 500,000 shares of subscribed Series A preferred stock were converted into 970,989 shares of common stock at a conversion price of $0.55.

Common Stock

In January 2017, the Company increased the number of authorized shares of common stock from 100 million to 500 million shares.

During the three months ended March 31, 2018, the Company sold 1,200,000 shares of common stock at a price of $0.50 per share, resulting in total proceeds of $600,000. During the same period in 2017, the Company sold 6,467,778 shares of common stock at prices of $0.18 and $0.25 per share, resulting in total proceeds of $1,300,000.

During the three months ended March 31, 2018 and 2017, the Company issued 170,000 and 169,487 shares, respectively, of common stock for services rendered by the former CFO of the Company. Based on the market value of the common stock on the dates of the two issuances, the Company recorded non-cash losses of approximately $112,000 in 2018 and $18,000 in 2017.

During the three months ended March 31, 2018, the Company issued 125,000 shares of common stock to settle an outstanding obligation. The Company recorded a non-cash loss of approximately $91,000 based on the market value of the common stock on the issuance date.

Common Stock Subscriptions

During the three months ended March 31, 2018, the Company issued subscriptions on 1,319,432 shares of common stock, at prices of $0.65 and $0.95 per share, resulting in total proceeds of $875,000. No subscriptions on common stock were issued during the same period in 2017.

In February 2018, two promissory notes totaling $975,000 were converted into subscriptions on 1,346,153 shares of common stock. Based on the market value of the common stock on the conversion dates, the Company recorded a non-cash loss on these conversions of approximately $552,000.

During the three months ended March 31, 2018, the Company issued subscriptions on 738,462 shares of common stock to settle an outstanding obligation. The Company recorded a non-cash loss of approximately $459,000 based on the market value of the common stock on the settlement date.

All of the subscriptions on common stock referred to above are reflected under the caption Common Stock Subscriptions within the current liabilities section of the Company’s balance sheet.

Membership Interests

During the three months ended March 31, 2017, the Company issued 1,667 Class A membership units of Mari Holdings MD LLC, a majority-owned subsidiary, for $150,000. These units represented 0.33% ownership of this subsidiary at March 31, 2017. No membership units were issued during the three months ended March 31, 2018.

NOTE 6 – STOCK OPTIONS

During the three months ended March 31, 2018, the Company granted options to purchase 1.45 million shares of common stock to the Company’s board members at exercise prices ranging from $0.14 to $0.77, vesting over a six-month period, and expiring between December 2020 and December 2022. The fair value of these options on grant date of approximately $458,000 shall be recorded as non-cash compensation expense over the vesting periods, with approximately $366,000 incurred during the three months ended March 31, 2018.

In February 2018, the former CFO of the Company exercised options to purchase 300,000 shares of common stock at an exercise price of $0.13. No options were exercised during the same period in 2017

Stock options outstanding and exercisable as of March 31, 2018 were:

Exercise Price	Shares Under Option		Remaining
per Share	Outstanding	Exercisable	Life in Years
$0.080	250,000	250,000	0.83
$0.080	200,000	200,000	1.72
$0.130	300,000	300,000	2.25
$0.140	750,000	750,000	2.76
$0.150	1,000,000	1,000,000	1.50
$0.250	1,000,000	1,000,000	1.50
$0.260	50,000	50,000	3.01
$0.330	50,000	25,000	2.94
$0.350	1,000,000	1,000,000	1.50
$0.450	250,000	-	3.51
$0.550	100,000	-	2.50
$0.630	400,000	400,000	3.76
$0.770	300,000	-	4.76
	5,650,000	4,975,000

NOTE 7 – WARRANTS

During the three months ended March 31, 2018 and 2017, the Company issued warrants to purchase 200,000 and 100,000 shares of common stock, at exercise prices of $1.15 and $0.50 per share, and expiring in February 2021 and March 2020, respectively. The Company recorded non-cash compensation expense of approximately $206,000 in 2018 and $19,000 in 2017 representing the estimated fair value of these instruments on the issuance dates.

During the three months ended March 31, 2018, warrants to purchase 89,614 shares of common stock were exercised, at exercise prices of $0.20 and $0.40. No warrants were exercised during the same period in 2017.

At March 31, 2018 and 2017, warrants to purchase 4,355,697 and 1,225,000 shares of common stock were outstanding, respectively, at exercise prices ranging between $0.10 and $1.15.

NOTE 8 – RELATED PARTY TRANSACTIONS

As disclosed in Note 1 above, in May 2014, the Company acquired Sigal Consulting LLC from its ownership group which included the CEO and CFO of the Company (the “Sigal Ownership Group”). The purchase price received by the Sigal Ownership Group was comprised of (i) 31,954,236 shares of common stock valued at approximately $5,913.000, representing 50% of the Company’s outstanding shares on the closing date, (ii) options to purchase three million shares of the Company’s common stock valued at approximately $570,000, and (iii) a 49% ownership interest in the Company’s subsidiary MariMed Advisors, Inc. The excess of purchase price over the book value of the acquired entity was recorded as goodwill, which was subsequently impaired in full and written down to zero.

In June 2017, the Company acquired the remaining 49% interest of MariMed Advisors Inc. from the Sigal Ownership Group for an aggregate 75 million shares of common stock.

The caption Due from Related Parties in the Company’s financial statements is primarily comprised of short term loans to non-consolidated entities under common ownership.

The caption Due to Related Parties reflects short term loans from related parties and includes advances received from officers of the Company.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

An employment agreement with the former CEO of the Company that provided this individual with salary, car allowances, stock options, life insurance, and other employee benefits was terminated in 2017.

The Company recorded an accrual of approximately $1,043,000 at March 31, 2018 and December 31, 2017 for any amounts that may be owed under this agreement. However, the Company is reviewing this matter.

NOTE 10 – SEGMENT REPORTING

In accordance with ASC 280, the following is information regarding the Company’s operating segments:

	Three Months Ended March 31,
	2018	2017
Revenues:
Online portal operations	$—	$61
Cannabis operations	2,082,950	1,150,658
Consolidated revenues	$2,082,950	$1,150,719

Depreciation:
Online portal operations	$—	$—
Cannabis operations	80,791	69,827
Depreciation and amortization	$80,791	$69,827

Net income (loss):
Online portal operations	$(103)	$(138,023)
Cannabis operations	(1,831,806)	247,409
Net income (loss)	$(1,831,909)	$109,386

Capital expenditures:
Online portal operations	$—	$—
Cannabis operations	1,294,858	1,806,655
Combined capital expenditures	$1,294,858	$1,806,655

Assets:
Online portal operations	$1,295	$4,576
Cannabis operations	33,936,779	10.845,183
Combined assets	$33,938,074	$10,849,759

NOTE 11 – SUBSEQUENT EVENTS

The following transactions occurred subsequent to March 31, 2018:

-	Warrants to purchase 75,000 shares of common stock were exercised at an exercise price of $0.20 per share. Warrants to purchase 100,000 shares of common stock were issued at exercise prices of $0.90 and $1.75 per share, expiring 5 years from issuance.

-	The Company issued 3,315,383 shares of common stock that were previously subscribed but not yet issued.

-	The Company sold 240,513 shares of common stock at prices ranging from $0.65 to $0.90 per share, resulting in total proceeds of $198,000.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

When used in this form 10-Q and in future filings by the Company with the Commission, the words or phrases such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in current pricing levels that we can charge for our services or which we pay to our suppliers and business partners; changes in political, social and economic conditions in the jurisdictions in which we operate; changes to laws and regulations that pertain to our products and operations; and increased competition.

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

We currently have six active and fully operational facilities which are located in Delaware (in the cities of Wilmington and Lewes), Illinois (in the cities of Anna and Harrisburg), Nevada (Clark county), and Maryland (in the city of Hagerstown). In addition, we currently have two facilities in Massachusetts (in the cities of New Bedford and Middleborough) that are in the final stages of construction and are expected to be active and fully operational in 2018.

In addition to our medical cannabis facilities, we are on the forefront of the development of precision-dosed cannabis medicine for the treatment of specific medical conditions and related symptoms. Our branded products, such as Kalm Fusion™ and the recently acquired Betty’s Eddies™, are licensed in cannabis-legal states across the country.

In May 2014, the Company, through its subsidiary MariMed Advisors Inc. (“MMA”), acquired Sigal Consulting LLC (“Sigal”) from Sigal’s members, two of whom are now the CEO and CFO of the Company, in exchange for (i) an aggregate amount of the Company’s common stock equal to 50% of the Company’s outstanding shares on the closing date; (ii) options to purchase three million shares of the Company’s common stock, exercisable over five years with exercise prices ranging from $0.15 to $0.35, and (iii) a 49% ownership interest of MMA.

In June 2017, we acquired the remaining 49% interest in MMA in exchange for 75 million shares of restricted common stock.

Revenues

Our revenues are comprised of the following primary categories:

Management – We receive fees for providing comprehensive oversight of our clients’ entire cannabis cultivation, production, and dispensary operations. Along with this oversight, we provide human resources, legal, accounting, sales, marketing, and reporting services..

Real Estate – Our state-of-the-art, regulatory-compliant legal cannabis facilities are leased to our cannabis-licensed clients over 20-year lease terms. We generate rental income from occupancy, tenant improvements, equipment rentals, and additional rental income based on the success of the cannabis licensees.

Licensing – We derive licensing revenue from the sale of our branded precision-dosed cannabis-infused products, such as Kalm Fusion™ and Betty’s Eddies™, to legal dispensaries throughout the country.

Consulting – We assist third-parties in securing cannabis licenses, and provide advisory services in the areas of facility design and development, and cultivation and dispensing best practices

Supply Procurement – We have established large volume discounts with top national vendors of cultivation and production supplies and equipment, which we acquire and resell at competitive prices to our cannabis-licensed clients with a reasonable markup.

Expenses

We classify our expenses into three broad categories:

●	cost of revenues, which includes the direct costs associated with the generation of our revenues, and depreciation expense on our properties and equipment;

●	operating expenses, which include the sub-categories of personnel, marketing and promotion, and general and administrative; and

●	non-operating expenses, which include the sub-categories of interest, non-cash equity compensation, and non-cash losses on debt settlements.

Liquidity and Capital Resources

During the three months ended March 31, 2018, we raised approximately $1.5 million from the issuance of common stock and subscriptions on common stock. Additionally, capital of approximately $525,000 was advanced to us for building improvements on our New Bedford, MA property by the terms of the secured lender.

These funds will be used to fund Company operations, continue the development of our facilities, and expand our branded licensing business. We continue to pursue additional sources of capital in 2018, although there can be no assurance that any such capital will become available.

RESULTS OF OPERATIONS

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenues for the three months ended March 31, 2018 increased 81% to approximately $2,083,000, compared to $1,151,000 from the same period a year ago. This significant increase was primarily due to the expanding operations of our medical cannabis clients from whom we earn management fees, rental income and procurement revenue (as explained in the revenue section above). For the three months ended March 31, 2018, these clients’ revenues increased to approximately $3.8 million from $2.3 million for the same period in 2017.

Cost of revenues increased to approximately $889,000 for the three months ended March 31, 2018 from approximately $471,000 for the three months ended March 31, 2017, attributable to the growth in revenues over this period. As a percentage of revenue, cost of revenues at March 31, 2018 and 2017 were 43% and 41%, respectively. The marginal increase in this percentage is due to a higher component of revenues being comprised of procurement fees, which is lower-margin revenue compared to our other revenue categories. Accordingly, gross profit as a percentage of revenue decreased slightly from 59% for the three months ended March 31, 2017 to 57% for the three months ended March 31, 2018. Going forward, higher-margin consulting, management, real estate and licensing revenues are expected to comprise larger portions of total revenues.

Personnel expense increased to approximately $185,000 for the three months ended March 31, 2018 from $168,000 for the same period a year ago. Despite the increase in amount, which was the result of hiring additional staff to support the higher level of revenues, this expense decreased as a percentage of revenues from 15% in 2017 to 9% in 2018.

Marketing and promotion costs decreased to approximately $52,000 for the three months ended March 31, 2018 from approximately $69,000 for the same period a year ago. This decrease is due to the lower need to use third-parties to promote the Company within the medical cannabis industry.

General and administrative costs increased to approximately $706,000 for the three months ended March 31, 2018 from approximately $214,000 for the same period a year ago. This increase is predominantly due to the utilities, real estate taxes, security, and other cost associated with operating an increased number of active facilities, and is commensurate with the growth of revenues and the overall business.

Non-operating expenses were comprised of (i) interest expense on our mortgages and notes payable, offset by interest income on our note receivable, (ii) non-cash equity compensation arising from the issuing of stock options and warrants, and (iii) non-cash losses on the settlement of debt via the issuance of common stock and subscriptions on common stock. The two non-cash items are required by generally accepted accounting principles, but have no effect on the operating earnings or liquidity of the Company. These non-cash items are one-time in nature and are the cause for the large year-over-year variation in non-operating expenses.

As a result of the foregoing, we incurred a net loss of approximately $1,832,000 for the three months ended March 31, 2018, compared to net income of approximately $109,000 from the same period a year ago. The loss in the current period is due to the previously explained large non-cash expenses which had no impact on the Company’s operating income or cash flow.

Subsequent Events

The following transactions occurred subsequent to March 31, 2018:

-	Warrants to purchase 75,000 shares of common stock were exercised at an exercise price of $0.20 per share. Warrants to purchase 100,000 shares of common stock were issued at exercise prices of $0.90 and $1.75 per share, expiring 5 years from issuance.

-	The Company issued 3,315,383 shares of common stock that were previously subscribed but not yet issued.

-	The Company sold 240,513 shares of common stock at prices ranging from $0.65 to $0.90 per share, resulting in total proceeds of $198,000.

Item 4. Controls and Procedures

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Company issued 1,200,000 shares of common stock and subscriptions on 1,319,214 shares of common stock, at prices ranging from $0.50 to $0.95 per share, resulting in total proceeds of $1,475,000.

During the three months ended March 31, 2018, the Company issued 295,000 shares of common stock and subscriptions on 738,462 shares of common stock to settle outstanding obligations.

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

Date: May 15, 2018

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

