Form 10-Q
period 2018-06-30
MARIMED INC.
filed 2018-08-14
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2018

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

As of August 14, 2018, 195,228,998 shares of the Issuer’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MariMed Inc.

Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2018 and 2017

MariMed Inc.

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,077,126	$1,290,231
Accounts receivable, net	3,120,070	1,453,484
Deferred rents receivable	1,107,697	610,789
Due from third parties	2,374,652	1,196,918
Due from related parties	134,781	134,781
Note receivable, current portion	48,359	45,444
Other current assets	401,888	357,019
Total current assets	12,264,573	5,088,666

Property and equipment, net	31,364,803	25,954,931
Note receivable, long-term portion	653,792	578,831
Other assets	1,157,448	579,587
Total assets	$45,440,616	$32,202,015

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,833,687	$2,831,658
Accrued expenses	1,602,834	1,405,336
Due to related parties	204,996	400,996
Mortgages payable, current portion	121,199	118,556
Common stock subscriptions	2,584,433	-
Notes payable	8,740,212	10,665,899
Total current liabilities	16,087,361	15,422,445

Mortgages payable, long-term portion	7,471,662	5,532,397
Other liabilities	240,013	240,013
Total liabilities	23,799,036	21,194,855

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 50,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued or outstanding at June 30, 2018 or December 31, 2017	-	-
Series A preferred stock subscribed but not issued; zero and 500,000 shares at June 30, 2018 and December 31, 2017, respectively	-	500
Common stock, $0.001 par value; 500,000,000 shares authorized at June 30, 2018 and December 31, 2017; 193,709,580 and 176,940,331 shares issued at June 30, 2018 and December 31, 2017, respectively; 193,462,052 and 176,850,331 shares outstanding at June 30, 2018 and December 31, 2017, respectively	193,710	176,940
Common stock subscribed but not issued; zero and 1,000,000 shares at June 30, 2018 and December 31, 2017	-	370,000
Subscriptions receivable	(25,000)	(25,000)
Common stock warrants	8,546,405	2,176,379
Treasury stock, at cost; 247,528 and 90,000 shares at June 30, 2018 and December 31, 2017, respectively	(545,000)	(45,000)
Additional paid-in capital	33,703,929	20,149,591
Accumulated deficit	(20,214,651)	(11,971,740)
Noncontrolling interests	(17,813)	175,490
Total stockholders’ equity	21,641,580	11,007,160
Total liabilities and stockholders’ equity	$45,440,616	$32,202,015

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$2,937,325	$1,621,057	$5,020,275	$2,771,776

Cost of revenues, including depreciation	913,357	469,294	1,802,226	940,361

Gross profit	2,023,968	1,151,763	3,218,049	1,831,415

Operating expenses:
Personnel	284,886	136,824	469,557	304,686
Marketing and promotion	77,943	45,265	129,704	114,734
General and administrative	814,914	368,557	1,521,397	582,326
Total operating expenses	1,177,743	550,646	2,120,658	1,001,746

Operating income	846,225	601,117	1,097,391	829,669

Non-operating expenses:
Interest expense, net	267,186	96,312	563,613	177,905
Equity compensation	6,290,802	-	6,863,609	19,295
Loss on debt settlements	563,119	-	1,776,960	18,278
Other	3,600	-	3,600	-
Total non-operating expenses	7,124,707	96,312	9,207,782	215,478

Net income (loss)	(6,278,482)	504,805	(8,110,391)	614,191

Net income (loss) to noncontrolling interests	69,287	(42,195)	132,520	99,431
Net income (loss) attributable to MariMed Inc.	$(6,347,769)	$547,000	$(8,242,911)	$514,760

Net income (loss) per share	$(0.034)	$0.008	$(0.045)	$0.008
Weighted average common shares outstanding	186,645,833	65,593,751	182,746,858	64,912,354

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss) attributable to MariMed Inc.	$(8,242,911)	$514,760
Net income (loss) attributable to noncontrolling interests	132,520	99,431
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	253,713	163,410
Equity compensation	6,863,609	19,295
Acquisition of iRollie LLC	600,000	-
Common stock issued for services	2,466,003	38,965
Loss on preferred stock conversions	34,044	-
Loss on debt settlements	818,204	-
Loss on common stock issued for services	958,757	18,278
Changes in operating assets and liabilities:
Accounts receivable, net	(1,666,587)	(448,183)
Deferred rents receivable	(496,908)	(67,437)
Due from third parties	(1,177,734)	(506,900)
Due from related parties	-	(35,108)
Other current assets	(44,870)	(56,278)
Other assets	(577,861)	(109,520)
Accounts payable	2,029	889,489
Accrued expenses	246,810	(488,228)
Due to related parties	(196,000)	10,280
Net cash provided by (used in) operating activities	(27,182)	42,254

Cash flows from investing activities:
Purchase of property and equipment	(5,663,585)	(3,766,154)
Investment in promissory note	(100,000)	-
Interest on notes receivable	22,125	25,097
Net cash used in investing activities	(5,741,460)	(3,741,057)

Cash flows from financing activities:
Proceeds from subscribed preferred stock	-	200,000
Proceeds from subscribed common stock	32,833	-
Issuance of common stock	8,461,003	5,200,000
Issuance of interest in subsidiary	-	150,000
Issuance (repayments) of promissory notes	(700,000)	400,000
Proceeds from (payments of) mortgages payable, net	1,941,908	(4,728)
Exercise of stock options	39,000	-
Exercise of warrants	106,618	-
Distributions	(325,825)	-
Net cash provided by financing activities	9,555,537	5,945,272

Net change to cash and cash equivalents	3,786,895	2,246,469
Cash and cash equivalents at beginning of period	1,290,231	569,356
Cash and cash equivalents at end of period	$5,077,126	$2,815,825

Supplemental disclosure of cash flow information:
Cash paid for interest	$553,206	$157,930
Cash paid for taxes	$12,596	$-

Non-cash activities:
Equity issued to settle debt	$$1,275,000	$-

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MariMed Inc. (the “Company”), a Delaware corporation, develops and manages state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of legal cannabis and cannabis-infused products. Such facilities, located in multiple states, are leased to the Company’s clients in the emerging cannabis industry. Along with operational oversight, the Company provides its clients with legal, accounting, human resources, business development, and other corporate and administrative services.

The Company also provides professional consultative services in all aspects of cannabis licensing procurement. To date, the Company has secured, on behalf of its clients, 11 cannabis licenses across five states—two in Delaware, two in Illinois, one in Nevada, three in Maryland and three in Massachusetts. Accordingly, the Company has developed seed-to-sale cannabis facilities across of these five states in excess of 300,000 square feet.

In addition, the Company licenses precision-dosed, cannabis-infused products to treat specific medical conditions or to achieve a certain result. These products are licensed under the brand names Kalm Fusion™ and Nature’s Heritage™, both of which were developed by the Company, and Betty’s Eddies™, acquired in October 2017. The Company also has exclusive sublicensing rights in certain states to distribute vaporizer pens developed by Lucid Mood™, as well as the clinically-tested medicinal cannabis strains developed in Israel by Tikun Olam™.

The Company’s stock is quoted on the OTCQB market under the ticker symbol MRMD.

The Company was originally incorporated in January 2011 under the name Worlds Online Inc., using the ticker symbol WORX. In early 2017, the Company name and ticker were changed to its current name and ticker. Since inception, the Company had operated an online portal that offers multi-user virtual environments to users. This segment of the business has had insignificant operations since early 2014.

In May 2014, the Company, through its subsidiary MariMed Advisors Inc., acquired Sigal Consulting LLC, a company operating in the cannabis industry. The purchase price consisted of Company common stock, options to purchase additional Company common stock, and a minority interest in MariMed Advisors Inc. This transaction, further disclosed in Note 3, was accounted for as a purchase acquisition where the Company was both the legal and accounting acquirer. In June 2017, the minority interest in MariMed Advisors Inc. was merged into the Company.

In May 2018, the Company acquired iRollie LLC, a manufacturer of branded cannabis products and accessories for consumers, and custom product and packaging for companies in the cannabis industry. This acquisition is further disclosed in Note 3.

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

Revenue Recognition

The Company’s main sources of revenue are comprised of: leasing of its developed cannabis cultivation, production, and dispensary facilities to its cannabis-licensed clients; agreements to provide comprehensive oversight and corporate support to its clients’ operations; consulting services to companies operating in the medical and legal recreational cannabis industries; arrangements for the procurement of cannabis materials and resources; and licensing of branded cannabis products.

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

For the six months ended June 30, 2018 and 2017, based on its impairment analyses, the Company did not have any impairment losses.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the six months ended June 30, 2018 and 2017.

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

As of June 30, 2018 and 2017, there were 12,508,932 and 10,475,000, respectively, of potentially dilutive securities in the form of options and warrants. Also as of June 30, 2018 and 2017, there were zero and 500,000 shares, respectively, of subscriptions on convertible preferred stock, and $250,000 and $3,125,000, respectively, of convertible promissory notes, that were potentially dilutive, whose conversion into common stock is based on a discount to the market value of common stock on or about the future conversion date. For the six months ended June 30, 2018, all potentially dilutive securities had an anti-dilutive effect on earnings per share, and in accordance with ASC 260, were excluded from the diluted net income per share calculation, resulting in calculations of basic and fully diluted net income per share that were identical for this period. These securities may dilute earnings per share in the future.

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

NOTE 3 – ACQUISITIONS

In May 2014, the Company, through its subsidiary MariMed Advisors Inc., acquired Sigal Consulting LLC from its ownership group which included the current CEO and CFO of the Company (the “Sigal Ownership Group”). The purchase price received by the Sigal Ownership Group was comprised of (i) 31,954,236 shares of common stock valued at approximately $5,913.000, representing 50% of the Company’s outstanding shares on the closing date, (ii) options to purchase three million shares of the Company’s common stock, exercisable over five years with exercise prices ranging from $0.15 to $0.35, and valued at approximately $570,000, and (iii) a 49% ownership interest in MariMed Advisors Inc. The excess of purchase price over the book value of the acquired entity was recorded as goodwill, which was subsequently impaired in full and written down to zero.

In June 2017, the remaining 49% interest of MariMed Advisors Inc. was merged into the Company in exchange for an aggregate 75 million shares of common stock to the Sigal Ownership Group.

In October 2017, the Company acquired the intellectual property, formulations, recipes, proprietary equipment, know-how, and other certain assets of the Betty’s Eddies™ brand of cannabis-infused fruit chews. The purchase price was $140,000 plus subscriptions on 1,000,000 shares of the Company’s common stock. In addition, the selling company shall receive royalties based on a percentage of the Company’s sales of the Betty’s Eddies™ product line, commencing at 25% and decreasing to 2.5% as certain sales thresholds are met. For the six months ended June 30, 2018, such royalties approximated $14,000, of which $5,000 were paid and $9,000 accrued at June 30, 2018.

After applying the total purchase price, which consisted of the cash paid plus the fair value of the subscribed common stock on the date of the transaction, to the assessed fair values of the assets purchased, the transaction gave rise to goodwill of approximately $333,000. At June 30, 2018 and December 31, 2017, the Company reviewed the goodwill for impairment and determined that, based on the present value of future cash flows of the acquired assets, there was no impairment. The goodwill is included in Other Assets in the Company’s financial statements.

In May 2018, the Company issued $600,000 of subscriptions on common stock in exchange for 100% of the ownership interests of iRollie LLC. The Company acquired, among other assets and liabilities, iRollie’s entire product line, service offerings, clients, and intellectual property, and hired its two co-founders. After applying the purchase price to the fair value of the assets acquired and liabilities assumed, the Company recorded goodwill of approximately $119,000. At June 30, 2018, the Company determined that the goodwill had not been impaired, which is included in Other Assets in the Company’s financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are shown net of accumulated depreciation and are primarily comprised of the following: land; buildings; building and tenant improvements; furniture and fixtures; and machinery and equipment.

During the six months ended June 30, 2018 and 2017, additions to property and equipment were approximately $5,664,000 million and $3,766,000 million, respectively.

Depreciation expense for the six months ended June 30, 2018 and 2017 was approximately $254,000 and $163,000, respectively. At June 30, 2018 and December 31, 2017, accumulated depreciation approximated $1,746,000 and $1,499,000, respectively.

NOTE 5 – DEBT

During the six months ended June 30, 2018, the Company received additional capital of approximately $1,998,000 from the existing mortgage on the cannabis cultivation and processing facility it is currently developing in the state of Massachusetts.

During the six months ended June 30, 2017, the Company raised $400,000 from the issuance of a promissory note with an interest rate of 10% and a term of 6 months. No promissory notes were issued during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Company repaid $700,000 of promissory notes, and converted $1,275,000 of promissory notes into 1,679,486 shares of common stock. The conversions resulted in the recording of non-cash losses totaling $818,000, based on the market value of the common stock on the conversion dates. No repayments or conversions of debt occurred during the same period in 2017.

NOTE 6 – EQUITY

Preferred Stock

In January 2017, the Company increased the number of authorized shares of preferred stock from 5 million to 50 million shares.

During the six months ended June 30, 2017, the Company issued subscriptions on 200,000 shares of Series A convertible preferred stock at $1.00 per share. No subscriptions were issued during the same period in 2018.

Series A convertible preferred stock accrues an annual dividend of six percent until conversion, and is convertible, along with any accrued dividends, into common stock at a twenty-five percent discount to the selling price of the common stock in a qualified offering, as defined in the subscription agreement. In addition, the Company shall have the ability to force the conversion of preferred stock at such time the Company has a market capitalization in excess of $50 million for ten consecutive trading days. In such event, the conversion price shall be a 25% discount to the average closing price of the Company’s common stock over the ten trading days prior to the Company’s notice of its intent to convert.

In January 2018, all 500,000 shares of subscribed Series A convertible preferred stock were converted into 970,989 shares of common stock at a conversion price of $0.55 per share. The Company recorded a non-cash loss on conversion of approximately $34,000 based on the market value of the common stock on the conversion date. No shares were converted during the same period in 2017.

Common Stock

In January 2017, the Company increased the number of authorized shares of common stock from 100 million to 500 million shares.

In June 2017, the Company issued 75 million shares of common stock to acquire the remaining 49% interest in its subsidiary MariMed Advisors Inc.

During the six months ended June 30, 2018, the Company sold 10,111,578 shares of common stock at prices ranging from $0.50 to $1.37 per share, resulting in total proceeds of $8,461,000. During the same period in 2017, the Company sold 22,178,888 shares of common stock at prices of $0.18 and $0.25 per share, resulting in total proceeds of $5,200,000.

During the six months ended June 30, 2018 and 2017, the Company issued 1,313,901 and 498,543 shares of common stock, respectively for services rendered by third parties. The Company recorded non-cash losses of approximately $959,000 in 2018 and $18,000 in 2017, based on the market value of the common stock on the issuance dates.

Common Stock Subscriptions

In October 2017, the Company issued subscriptions on 1,000,000 shares of common stock as part of the purchase price of the Betty’s Eddies™ acquired assets, as disclosed in Note 3. The common shares associated with these subscriptions were issued in June 2018.

During the six months ended June 30, 2018, the Company issued subscriptions on 264,317 shares of common stock to acquire iRollie LLC, as disclosed in Note 3. Also during this period, the Company issued (i) subscriptions on 32,083 shares of common stock for the exercise of a warrant, (ii) subscriptions on 2,001,641 shares of common stock to settle $1,951,600 of vendor invoices, where the number of subscriptions issued was determined using the fair value of the stock on the issuance date, and (iii) subscriptions on 9,281 shares of common stock, equivalent to an aggregate amount of $20,000, for the payment of rent for the months of May and June 2018 for a leased property in Massachusetts. No subscriptions on common stock were issued during the same period in 2017.

All of the subscriptions on common stock referred to above are reflected under the caption Common Stock Subscriptions within the current liabilities section of the Company’s balance sheet.

Membership Interests

During the six months ended June 30, 2017, the Company issued 1,667 Class A membership units of Mari Holdings MD LLC, a majority-owned subsidiary, for $150,000. These units represented 0.33% ownership of this subsidiary at June 30, 2017. No membership units were issued during the six months ended June 30, 2018.

NOTE 7 – STOCK OPTIONS

During the six months ended June 30, 2018, the Company granted options to purchase 1.45 million shares of common stock to the Company’s board members at exercise prices ranging from $0.14 to $0.77, vesting over a six-month period, and expiring between December 2020 and December 2022. The fair value of these options on grant date of approximately $458,000 was recorded as equity compensation during the six months ended June 30, 2018.

In May 2018, the Company granted options to purchase 200,000 shares of common stock to an employee at an exercise price of $0.90 per share, which expire in May 2023. As of June 30, 2018, the Company recorded approximately $36,000 of the total equity compensation on this grant of approximately $264,000 which shall be recorded over the six-month vesting period.

During the six months ended June 30, 2017, the Company granted options to purchase 100,000 shares of common stock to employees at exercise prices of $0.26 and $0.33, and expiring in March and April 2021. The fair value of these options on the grant date of approximately $19,000 was recorded as equity compensation over the respective vesting periods.

During the six months ended June 30, 2018, options to purchase 700,000 shares of common stock were exercised at exercise prices ranging from $0.08 to $0.63 per share. No options were exercised during the same period in 2017.

Options to purchase 300,000 shares of common stock were forfeited during the six-month period ended June 30, 2018. No options were forfeited during the same period in 2017.

Stock options outstanding and exercisable as of June 30, 2018 were:

Exercise Price	Shares Under Option		Remaining
per Share	Outstanding	Exercisable	Life in Years
$0.080	250,000	250,000	0.58
$0.080	100,000	100,000	1.47
$0.130	200,000	200,000	2.00
$0.140	650,000	650,000	2.51
$0.150	1,000,000	1,000,000	1.25
$0.250	1,000,000	1,000,000	1.25
$0.260	50,000	50,000	2.76
$0.330	50,000	25,000	2.69
$0.350	1,000,000	1,000,000	1.25
$0.450	250,000	125,000	3.26
$0.550	100,000	100,000	2.25
$0.630	300,000	300,000	3.51
$0.770	300,000	-	4.51
$0.900	200,000	-	4.87
	5,450,000	4,800,000

NOTE 8 – WARRANTS

During the six months ended June 30, 2018 and 2017, the Company issued warrants to purchase 4,239,000 and 100,000 shares of common stock, respectively, expiring in February 2021 and March 2020, respectively, at exercise prices ranging from $0.30 to $2.25 per share. The Company recorded non-cash equity compensation of approximately $6,370,000 in 2018 and $19,000 in 2017 representing the estimated fair value of these instruments on the issuance dates.

During the six months ended June 30, 2018, warrants to purchase 1,425,379 shares of common stock were exercised, at exercise prices ranging from $0.10 and $0.50 per share. No warrants were exercised during the same period in 2017.

At June 30, 2018 and 2017, warrants to purchase 7,058,932 and 1,225,000 shares of common stock were outstanding, respectively, at exercise prices ranging between $0.10 and $2.25 per share.

NOTE 9 – RELATED PARTY TRANSACTIONS

As disclosed in Note 3 above, the current CEO and CFO of the Company are part in the Sigal Ownership Group from whom Sigal Consulting LLC was acquired in May 2014. The 49% ownership in the Company’s subsidiary, MariMed Advisors Inc., which the Sigal Ownership Group acquired as part of the purchase price, was acquired by the Company from the Sigal Ownership Group in June 2017 in exchange for 75 million shares of the Company’s common stock.

In September 2017, the former CEO of the Company, who is a currently a board member, exercised options to purchase 4.5 million shares of common stock at an exercise price of $0.01 per share. The aggregate exercise price of $45,000 was paid in a cashless transaction with 90,000 shares of common stock which were classified as treasury stock.

In October 2017, the Company acquired the intellectual property, formulations, recipes, proprietary equipment, and know-how of the Betty’s Eddies™ brand of cannabis-infused products, as disclosed in Note 3, from a company that is minority-owned by the Company’s chief operating officer.

In December 2017, options to purchase 200,000 shares of commons stock at an exercise price of $0.025 were forfeited by the CEO and by an independent board member (100,000 shares forfeited by each individual).

During the six months ended June 30, 2018, a current board member exercised options to purchase 400,000 shares of common stock, and the former CFO of the Company exercised options to purchase 300,000 shares of common stock. These options were exercised at exercise prices ranging from $0.08 to $0.63 per share. No options were exercised during the same period in 2017.

During the six months ended June 30, 2018 and 2017, the Company issued 170,000 and 169,487 shares, respectively, of common stock for services rendered by the former CFO of the Company. Based on the market value of the common stock on the dates of the two issuances, the Company recorded non-cash losses of approximately $112,000 in 2018 and $18,000 in 2017.

At June 30, 2018 and December 31, 2017, the Company owed approximately $19,000 and $14,000 to the CEO and CFO, respectively.

The caption Due from Related Parties in the Company’s financial statements is primarily comprised of short term loans to non-consolidated entities under common ownership.

The caption Due to Related Parties reflects short term loans from related parties and includes advances received from officers of the Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

An employment agreement with the former CEO of the Company that provided this individual with salary, car allowances, stock options, life insurance, and other employee benefits was terminated in 2017.

The Company recorded an accrual of approximately $1,043,000 at June 30, 2018 and December 31, 2017 for any amounts that may be owed under this agreement. However, the Company is contesting the validity this agreement.

NOTE 11 – SEGMENT REPORTING

In accordance with ASC 280, the following is information regarding the Company’s operating segments:

	Six Months Ended June 30,
	2018	2017
Revenues:
Online portal operations	$—	$114
Cannabis related operations	5,020,275	2,771,662
Consolidated revenues	$5,020,275	$2,771,776

Depreciation:
Online portal operations	$—	$—
Cannabis related operations	253,713	163,410
Depreciation	$253,713	$163,410

Net income (loss):
Online portal operations	$(181)	$(146,774)
Cannabis related operations	(1,831,210)	760,965
Net income (loss)	$(8,110,391)	$614,191

Capital expenditures:
Online portal operations	$—	$—
Cannabis related operations	5,663,585	3,766,154
Combined capital expenditures	$5,663,585	$3,766,154

Assets:
Online portal operations	$1,217	$1,504
Cannabis related operations	45,439,399	15,349,925
Combined assets	$45,440,616	$15,351,429

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the following events occurred:

-	The Company sold 1,200,780 shares of common stock, at prices ranging from $0.90 to $2.70 per share, for an aggregate amount of $2,200,000.

-	The Company issued warrants to purchase 544,500 shares of common stock at an exercise price of $4.20 per share.

-	Warrant holders exercised warrants to purchase 232,083 shares of common stock at exercise prices of $0.10 and $0.40 per share.

-

A board member was issued 302,000 shares of common stock from the exercise of stock options at exercise prices ranging from $0.08 to $0.63 per share. The aggregate number of shares exercised was 400,000, offset by 98,000 shares used to pay the aggregate exercise price of $98,000 in a cashless transaction.

-	In August 2018, the Company made a payment of $250,000 pursuant to an exclusive worldwide licensing agreement for the production and distribution of precision-dosed, dissolvable cannabis products.

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

Overview

General

We are industry experts in the development, operation, management and optimization of cannabis cultivation, production, and dispensing facilities. Such facilities, located in multiple states, are leased to the Company’s clients in the emerging cannabis industry. Our team acquires land and/or real estate for the purpose of developing state-of-the-art, regulatory-compliant legal cannabis facilities. These facilities are models of excellence in horticultural principals, cannabis production, product development, and dispensary operations. These facilities are leased to the Company’s clients who are entities that have been awarded legal and medical marijuana licenses from multiple states. Along with this operational oversight, the Company provides its clients with legal, accounting, human resources, and other corporate and administrative services.

The Company also provides industry leading expertise and consultative services in all aspects of cannabis licensing procurement. To date, the Company has secured, on behalf of its clients, 11 cannabis licenses across five states—two in Delaware, two in Illinois, one in Nevada, three in Maryland and three in Massachusetts. Accordingly, we have operating facilities located in the cities of Wilmington and Lewes in Delaware; the cities of Anna and Harrisburg in Illinois; Clark county in Nevada; Arundel county and the city of Hagerstown in Maryland; and the cities of New Bedford, Norwood and Middleborough in Massachusetts. In total, we have developed in excess of 300,000 square feet of seed-to-sale cannabis facilities.

In addition to our cannabis facilities, we are on the forefront of the development of precision-dosed, cannabis-infused products. Our proprietary branded products are comprised of Kalm Fusion™, designed for the treatment of specific medical conditions and related symptoms, Betty’s Eddies™, the recently acquired recreational-leaning brand of fruit chews, and Nature’s Heritage™, the newest member of the MariMed family of brands, consisting of organic products created from the finest seed lineages which we believe are “The best cannabis Mother Earth has to offer®”.

The Company also has exclusive sublicensing rights in certain states to distribute vaporizer pens developed by Lucid Mood™, as well as the clinically-tested medicinal cannabis strains developed in Israel by world-renowned Tikun Olam™. The Company continues to be committed to the licensing and distribution of branded cannabis products in states across the country and beyond.

As of this filing, we are contemplating a strategy to evolve the Company into a direct cultivator, producer, and dispenser of cannabis and cannabis-related products. Such a strategy would be executed via the securing of cannabis licenses for the benefit of the Company, acquiring or partnering with mature companies in the cannabis industry, and/or organic growth. While it is not certain at this time whether we will pursue such strategy, if implemented, we anticipate that it would occur by the end of fiscal 2019, and that the Company’s revenues and operations would increase significantly.

In May 2014, the Company, through its subsidiary MariMed Advisors Inc. (“MMA”), acquired Sigal Consulting LLC from its members, two of whom are now the CEO and CFO of the Company, in exchange for (i) an aggregate amount of the Company’s common stock equal to 50% of the Company’s outstanding shares on the closing date; (ii) options to purchase three million shares of the Company’s common stock, exercisable over five years with exercise prices ranging from $0.15 to $0.35, and (iii) a 49% ownership interest of MMA. In June 2017, the minority interest in MariMed Advisors Inc. was merged into the Company in exchange for 75 million shares of restricted common stock.

In May 2018, the Company acquired iRollie LLC, a manufacturer of branded cannabis products and accessories for consumers, and custom product and packaging for companies in the cannabis industry.

In August 2018, the Company entered into an exclusive global licensing agreement for the production and distribution rights in all existing and future legal cannabis markets of a proprietary technology that prints precision-dosed dissolvable cannabis products. This technology facilitates the production of multiple combinations of cannabinoids, terpenes, and nutrients , while avoiding fillers commonly found in cannabis and nutraceutical products, into a paper-thin, low-calorie, fast-absorbing product that is delivered sublingually, transdermally, or by drinking when dissolved in liquid. The process also allows for the printing of any graphic, such as a bar code or website address, on each product. These products transport easily and discreetly in purses, pockets, and wallets, and are produced at higher levels of efficiency than the current methods within the cannabis industry.

Revenues

Our revenues are comprised of the following primary categories:

Management – We receive fees for providing comprehensive oversight of our clients’ entire cannabis cultivation, production, and dispensary operations. Along with this oversight, we provide human resources, legal, accounting, sales, marketing, and reporting services.

Real Estate – Our state-of-the-art, regulatory-compliant legal cannabis facilities are leased to our cannabis-licensed clients over 20-year lease terms. We generate rental income from occupancy, tenant improvements, equipment rentals, and additional rental income based on the success of the cannabis licensees.

Licensing – We derive licensing revenue from the sale by the licensees of our branded precision-dosed cannabis-infused products, such as Kalm Fusion™ and Betty’s Eddies™, to legal dispensaries throughout the country.

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

Liquidity and Capital Resources

During the six months ended June 30, 2018, we raised approximately $8.5 million from the issuance of common stock. In addition, capital of approximately $2.0 million was extended to us for building improvements on our New Bedford, MA property by the terms of the secured lender.

These funds will be used to fund Company operations, continue the development of our facilities, and expand our branded licensing business. We continue to pursue additional sources of capital in 2018, although there can be no assurance that any such capital will become available.

RESULTS OF OPERATIONS

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenues for the three months ended June 30, 2017 increased 81.2% to approximately $2.9 million, compared with $1.6 million from the same period a year ago. This significant increase was primarily due to the growth of (i) rental income from our facilities in Maryland and Massachusetts which were fully developed and leased to tenants in late calendar 2017, (ii) supply procurement services provide to additional cannabis licensees in 2018, and (iii) management fees and additional rental revenue which we earn based on a percentage of revenue generated by our cannabis-licensed clients. For the three months ended June 30, 2018, the revenue generated by these clients increased 67.6% to approximately $4.6 million from approximately $2.7 million for the same period in 2017.

Cost of revenues increased from approximately $469,000 for the three months ended June 30, 2017 to approximately $913,000 for the three months ended June 30, 2018, and as a percentage of revenue, cost of revenues were 28.9% and 31.1%, respectively. The increase in this percentage is due to a higher level of cost associated with supply procurement and licensed products from year to year. Accordingly, gross profit as a percentage of revenue decreased from 71.1% for the three months ended June 30, 2017 to 68.9% for the three months ended June 30, 2018.

Personnel expense increased to approximately $285,000 for the three months ended June 30, 2018, which represented 9.7% of revenues, from approximately $137,000 for the same period a year ago, which represented and 8.4% of revenues. This increase was the result of increased staffing costs to support the higher level of revenues.

Marketing and promotion costs increased to approximately $77,000 for the three months ended June 30, 2018 from approximately $45,000 for the same period a year ago. This increase is due to our additional efforts to promote our services within the cannabis industry.

General and administrative costs increased to approximately to $815,000 for the three months ended June 30, 2018 from approximately $369,000 for the same period a year ago. This increase is primarily due to the operating costs and professional fees associated with our new active facilities in 2018.

Non-operating expenses for the three months ended June 30, 2018 primarily comprised of (i) interest expense on our mortgages and notes payable of approximately $286,000, offset by interest income on our note receivable of approximately $19,000, (ii) non-cash equity compensation of approximately $6.3 million arising from the issuance of stock options and warrants, and (iii) non-cash losses on the settlement of debt via the issuance of common stock and subscriptions on common stock of approximately $563,000. The two non-cash items, required by generally accepted accounting principles, had no effect on the operating earnings or liquidity of the Company. These non-cash items gave rise to the large year-over-year increase in non-operating costs. For the same period in 2017, net interest expense was approximately $96,000, and no options or warrants were issued.

As a result of the foregoing, we realized net income of approximately $505,000 for the three months ended June 30, 2017, compared with a net loss of approximately $6.3 million in 2018. The loss in the current period was due to the previously explained non-cash expenses which had no impact on the Company’s operating income or cash flow. Excluding these non-cash items, net income for the three months ended June 30, 2018 was approximately $575,000.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenues for the six months ended June 30, 2018 increased 81.1% to approximately $5.0 million, compared with $2.8 million from the same period a year ago. This significant increase was primarily due to the growth of (i) rental income from our facilities in Maryland and Massachusetts which were fully developed and leased to tenants in late calendar 2017, (ii) supply procurement services provide to additional cannabis licensees in 2018, and (iii) management fees and additional rental revenue which we earn based on a percentage of revenue generated by our cannabis-licensed clients. For the six months ended June 30, 2018, the revenue generated by these clients increased 62.6% to approximately $8.2 million from approximately $5.0 million for the same period in 2017.

Cost of revenues increased to approximately $1.8 million for the six months ended June 30, 2018 from approximately $940,000 for the six months ended June 30, 2017. As a percentage of revenue, cost of revenues for the six months ended June 30, 2018 increased to 35.9% from 33.9% for the same period in 2017. This increase was attributable to a higher level of cost associated with supply procurement and licensed products from year to year. Accordingly, gross profit as a percentage of revenue for the six months ended June 30, 2018 decreased to 64.13% from 66.1% for the same period in 2017.

Personnel expense increased to approximately $470,000 for the six months ended June 30, 2018 from $305,000 for the same period a year ago. Despite the increase in amount, which was the result of hiring additional staff to support the higher level of revenues, this expense decreased as a percentage of revenues to 9.4% in 2018 from 11.0% in 2017.

Marketing and promotion costs increased slightly to approximately $130,000 for the six months ended June 30, 2018 from approximately $115,000 for the same period a year ago. These costs decreased relative to the growth in revenues from year to year, representing 2.6% and 4.1% of revenues in 2018 and 2017, respectively.

General and administrative costs increased to approximately $1,521,000 for the six months ended June 30, 2018 from approximately $582,000 for the same period a year ago. This increase is predominantly due to the utilities, real estate taxes, security, and other cost associated with operating an increased number of active facilities, and is commensurate with the growth of revenues and the overall business.

Non-operating expenses comprised of (i) interest expense on our mortgages and notes payable of approximately $605,000, offset by interest income on our note receivable of approximately $39,000, (ii) non-cash equity compensation of approximately $6.9 million arising from the issuing of stock options and warrants, and (iii) non-cash losses on the settlement of debt via the issuance of common stock and subscriptions on common stock of approximately $1.8 million. The two non-cash items, required by generally accepted accounting principles, had no effect on the operating earnings or liquidity of the Company, and the cause for the large year-over-year variation in non-operating expenses. For the same period in 2017, net interest expense was approximately $178,000, and non-cash items approximated $38,000.

As a result of the foregoing, we incurred a net loss of approximately $8.1 million for the six months ended June 30, 2018, compared to net income of approximately $614,000 from the same period a year ago. The loss in the current period is due to the previously explained large non-cash expenses which had no impact on the Company’s operating income or cash flow. Excluding these non-cash items, net income for the six months ended June 30, 2017 was approximately $530,000.

Subsequent Events

Subsequent to June 30, 2018, the following events occurred:

-	The Company sold 1,200,780 shares of common stock, at prices ranging from $0.90 to $2.70 per share, for an aggregate amount of $2,200,000.

-	The Company issued warrants to purchase544,500 shares of common stock at an exercise price of $4.20 per share.

-	Warrant holders exercised warrants to purchase 232,083 shares of common stock at exercise prices of $0.10 and $0.40 per share.

-

A board member was issued 302,000 shares of common stock from the exercise of stock options at exercise prices ranging from $0.08 to $0.63 per share. The aggregate number of shares exercised was 400,000, offset by 98,000 shares used to pay the aggregate exercise price of $98,000 in a cashless transaction.

-	In August 2018, the Company made a payment of $250,000 pursuant to an exclusive worldwide licensing agreement for the production and distribution of precision-dosed, dissolvable cannabis products.

Item 4. Controls and Procedures

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2018, the Company sold 10,111,578 shares of restricted common stock at prices ranging from $0.50 to $1.37 per share, resulting in total proceeds of approximately $8.5 million. These funds will be used to fund Company operations, continue the development of our facilities, and expand our branded licensing business.

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

Date: August 14, 2018

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

