Form 10-Q
period 2018-09-30
MARIMED INC.
filed 2018-11-14
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File number 0-54433

MARIMED INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4672745
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

10 Oceana Way

Norwood, MA 02062

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

As of November 14, 2018, 208,398,893 shares of the Issuer’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MariMed Inc.

Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2018 and 2017

MariMed Inc.

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,027,044	$1,290,231
Accounts receivable, net	4,019,737	1,453,484
Deferred rents receivable	1,707,697	610,789
Due from third parties	3,122,654	1,196,918
Due from related parties	134,781	134,781
Note receivable, current portion	49,886	45,444
Other current assets	457,703	357,019
Total current assets	15,519,502	5,088,666

Property and equipment, net	32,768,839	25,954,931
Notes receivable, less current portion	7,595,302	578,831
Other assets	1,249,856	579,587
Total assets	$57,133,499	$32,202,015

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,632,822	$2,831,658
Accrued expenses	1,460,120	1,405,336
Due to related parties	204,996	400,996
Mortgages payable, current portion	121,199	118,556
Common stock subscriptions	3,860,000	-
Notes payable	4,615,804	10,665,899
Total current liabilities	12,894,941	15,422,445

Mortgages payable, less current portion	7,443,162	5,532,397
Other liabilities	293,768	240,013
Total liabilities	20,631,871	21,194,855

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 50,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued or outstanding at September 30, 2018 or December 31, 2017	-	-
Series A preferred stock subscribed but not issued; zero and 500,000 shares at September 30, 2018 and December 31, 2017, respectively	-	500
Common stock, $0.001 par value; 500,000,000 shares authorized at September 30, 2018 and December 31, 2017; 203,466,907 and 176,940,331 shares issued at September 30, 2018 and December 31, 2017, respectively; 203,121,380 and 176,850,331 shares outstanding at September 30, 2018 and December 31, 2017, respectively	203,467	176,940
Common stock subscribed but not issued; zero and 1,000,000 shares at September 30, 2018 and December 31, 2017	-	370,000
Subscriptions receivable	-	(25,000)
Common stock warrants	16,413,608	2,176,379
Treasury stock, at cost; 345,528 and 90,000 shares at September 30, 2018 and December 31, 2017, respectively	(643,000)	(45,000)
Additional paid-in capital	51,052,902	20,149,591
Accumulated deficit	(30,417,269)	(11,971,740)
Noncontrolling interests	(108,080)	175,490
Total stockholders’ equity	36,501,628	11,007,160
Total liabilities and stockholders’ equity	$57,133,499	$32,202,015

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$3,391,582	$1,715,697	$8,411,858	$4,487,473

Cost of revenues, including depreciation	1,521,783	548,181	3,324,009	1,488,542

Gross profit	1,869,799	1,167,516	5,087,849	2,998,931

Operating expenses:
Personnel	352,257	269,795	821,815	574,481
Marketing and promotion	37,202	29,286	166,906	144,020
General and administrative	619,419	581,391	2,140,816	1,163,718
Total operating expenses	1,008,878	880,472	3,129,535	1,882,218

Operating income	860,921	287,044	1,958,314	1,116,713

Non-operating expenses:
Interest expense, net	454,847	89,934	1,018,460	267,840
Amortization of stock option and warrant issuances	8,109,661	274,224	14,973,270	293,519
Loss on debt settlements	2,407,671	463,855	4,184,631	482,133
Other	-	(226,940)	3,600	(226,940)
Total non-operating expenses	10,972,179	601,073	20,179,961	816,552

Net income (loss)	(10,111,258)	(314,029)	(18,221,647)	300,161

Net income (loss) attributable to noncontrolling interests	91,362	78,421	223,882	177,852
Net income (loss) attributable to MariMed Inc.	$(10,202,620)	$(392,450)	$(18,445,529)	$122,309

Net income (loss) per share	$(0.052)	$(0.002)	$(0.099)	$0.001
Weighted average common shares outstanding	196,415,503	163,737,564	186,952,362	97,982,499

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss) attributable to MariMed Inc.	$(18,445,529)	$122,309
Net income (loss) attributable to noncontrolling interests	223,882	177,852
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	445,504	263,624
Amortization of stock option and warrant issuances	15,026,148	293,519
Common stock issued for services	3,640,621	38,965
Loss on preferred stock conversions	34,044	-
Loss on debt settlements	3,210,472	482,133
Changes in operating assets and liabilities:
Accounts receivable, net	(2,566,254)	(793,081)
Deferred rents receivable	(1,096,908)	(71,887)
Due from third parties	(1,925,735)	(467,583)
Due from related parties	-	52,727
Other current assets	(100,684)	(66,422)
Other assets	29,731	(169,990)
Accounts payable	(198,836)	3,069,948
Accrued expenses	129,689	(22,495)
Due to related parties	(196,000)	(53,342)
Deferred revenue	-	(226,950)
Other liabilities	53,755	500
Net cash provided by (used in) operating activities	(1,736,100)	2,629,827

Cash flows from investing activities:
Purchase of property and equipment	(7,259,413)	(11,502,688)
Investment in debentures and notes	(7,050,000)	-
Investment in Sprout	(100,000)	-
Interest on notes receivable	29,087	29,625
Net cash used in investing activities	(14,380,326)	(11,473,063)

Cash flows from financing activities:
Proceeds from subscribed preferred stock	-	200,000
Issuance of common stock	16,896,000	5,150,000
Issuance (repayments) of promissory notes, net	2,300,000	3,650,000
Proceeds from (payments of) mortgages payable, net	1,913,408	(80,622)
Exercise of stock options	39,000	7,500
Exercise of warrants	212,284	-
Distributions	(507,453)	-
Net cash provided by financing activities	20,853,239	8,926,878

Net change to cash and cash equivalents	4,736,813	83,642
Cash and cash equivalents at beginning of period	1,290,231	569,356
Cash and cash equivalents at end of period	$6,027,044	$652,998

Supplemental disclosure of cash flow information:
Cash paid for interest	$931,195	$418,738
Cash paid for taxes	$12,021	$8,138

Non-cash activities:
Equity issued to settle debt	$8,425,000	$2,050,000
Equity issued for acquisitions	$600,000	$370,000

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

The Company also provides professional consultative services in all aspects of cannabis licensing procurement. To date, the Company has secured, on behalf of its clients, 11 cannabis licenses across five states—two in Delaware, two in Illinois, one in Nevada, three in Maryland and three in Massachusetts. Accordingly, the Company has developed over 300,000 square feet of seed-to-sale cannabis facilities across these five states.

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

In July 2018, the Company contracted to acquire an entity that holds a license for the cultivation of cannabis into medical marijuana products in the state of Pennsylvania, as further disclosed in Note 3.

In October 2018, the Company entered into a purchase agreement to acquire its two cannabis-licensed clients currently operating medical marijuana dispensaries in the state of Illinois. The execution of this agreement occurred subsequent to the quarter end as further disclosed in Note 14.

In October 2018, the Company’s cannabis-licensed client with cultivating and dispensing operations in Massachusetts filed a plan of entity conversion with the state to convert from a non-profit entity to a for-profit corporation. Upon approval of the conversion plan by the state, the for-profit corporation shall be wholly-owned by the Company as further disclosed in Note 14.

In October 2018, the Company acquired BSC Group LLC, a multidisciplinary advisory firm that provides operational, marketing, and licensing management services to companies within the cannabis industry.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of MariMed Inc. and its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

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

On January 1, 2018, the Company adopted the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 606, Revenue from Contract with Customers, as amended by subsequently issued Accounting Standards Updates. This revenue standard requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to in exchange for those goods or services. The adoption of this standard did not have a significant impact on the Company’s consolidated operating results, and accordingly no restatement has been made to prior period reported amounts.

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

For the nine months ended September 30, 2018 and 2017, based on its impairment analyses, the Company did not have any impairment losses.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets. Impairment of long-lived assets is recognized when the net book value of such assets exceeds their expected cash flows, in which case the assets are written down to fair value, which is determined based on discounted future cash flows or appraised values.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the nine months ended September 30, 2018 and 2017.

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

As of September 30, 2018 and 2017, there were 15,497,823 and 6,748,898, respectively, of potentially dilutive securities in the form of options and warrants. Also as of September 30, 2018 and 2017, there were zero and 500,000 shares, respectively, of subscriptions on convertible preferred stock, and $350,000 and $1,075,000, respectively, of convertible promissory notes, that were potentially dilutive, whose conversion into common stock is based on a discount to the market value of common stock on or about the future conversion date. For the nine months ended September 30, 2018, all potentially dilutive securities had an anti-dilutive effect on earnings per share, and in accordance with ASC 260, were excluded from the diluted net income per share calculation, resulting in calculations of basic and fully diluted net income per share that were identical for this period. These securities may dilute earnings per share in the future.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which modifies accounting for lessees by requiring the recording of lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. This ASU will be effective in 2019 and the Company is currently evaluating the impact of adoption, which will be determined by the Company’s lease portfolio at the time of implementation.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. This ASU will be effective in 2019 and its impact is dependent upon the level of restricted cash of the Company, which at this time is insignificant.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) which simplifies goodwill impairment testing by requiring that such periodic testing be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures, which is effective for fiscal years, including interim periods, beginning after December 15, 2019.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting, which is part of the FASB’s simplification initiative to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This update provides consistency in the accounting for share-based payments to nonemployees with that of employees. This update is effective for interim and annual reporting periods beginning after December 15, 2018, and the Company is currently evaluating its financial statement impact.

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

In October 2017, the Company acquired the intellectual property, formulations, recipes, proprietary equipment, know-how, and other certain assets of the Betty’s Eddies™ brand of cannabis-infused fruit chews. The purchase price was $140,000 plus subscriptions on 1,000,000 shares of the Company’s common stock. The shares of common stock associated with these subscriptions were subsequently issued in June 2018. In addition, the selling company shall receive royalties based on a percentage of the Company’s sales of the Betty’s Eddies™ product line, commencing at 25% and decreasing to 2.5% as certain sales thresholds are met. For the nine months ended September 30, 2018, such royalties approximated $14,000, of which $5,000 were paid and $9,000 accrued at September 30, 2018.

After applying the total purchase price, which consisted of the cash paid plus the fair value of the subscribed common stock on the date of the transaction, to the assessed fair values of the assets purchased, the transaction gave rise to goodwill of approximately $333,000. At September 30, 2018 and December 31, 2017, the Company reviewed the goodwill for impairment and determined that, based on the present value of future cash flows of the acquired assets, there was no impairment. The goodwill was included in Other Assets in the Company’s financial statements.

In May 2018, the Company issued $600,000 of subscriptions on common stock in exchange for 100% of the ownership interests of iRollie LLC. The Company acquired, among other assets and liabilities, iRollie’s entire product line, service offerings, clients, and intellectual property, and hired its two co-founders. After applying the purchase price to the fair value of the assets acquired and liabilities assumed, the Company recorded goodwill of approximately $119,000. At September 30, 2018, the Company determined that the goodwill had not been impaired, which was included in Other Assets in the Company’s financial statements.

In July 2018, the Company entered into a purchase agreement to acquire 100% of the ownership interests of AgriMed Industries of PA LLC, an entity that holds a license from the state of Pennsylvania for the cultivation of cannabis (“AgriMed”). AgriMed presently develops cannabis products that are wholesaled to medical marijuana dispensaries within the state. The purchase price is comprised of $8,000,000, a portion of which may be in the form of the Company’s common stock at the seller’s option, and the assumption of certain liabilities of AgriMed not to exceed $700,000. As required by state law, and in order to effectuate the transaction, the parties have applied for legislative approval of the change in AgriMed’s ownership with respect to the Company’s acquisition. The Company expects to receive written evidence thereof prior to the end of the 2018 fiscal year, at which time the Company will consolidate the operations of AgriMed in accordance with GAAP.

NOTE 4 – INVESTMENTS

In August 2018, the Company invested $100,000, of a total contracted cash investment of $500,000, and agreed to issue 378,259 shares of common stock in exchange for 23% ownership in an entity that provides a customer relationship management and marketing platform specifically designed for companies in the cannabis industry whose product is branded Sprout. The investment balance at September 30, 2018 of $100,000 is included in Other Assets on the Company’s balance sheet. After the total cash and stock investment is made, which is expected to occur prior to the end of the 2018 fiscal year, the investment shall be accounted for under the equity method.

The Company shall assist in the ongoing development and design of Sprout, and in marketing Sprout to companies within the cannabis industry. The Company shall earn a percentage share of the revenue from sales of Sprout (i) to its current clients, and (ii) made by the Company to third parties. As of September 30, 2018, no such share of revenue was earned.

In August 2018, the Company invested $250,000 to obtain the exclusive worldwide license to sublicense, use, develop, promote, sell or otherwise commercialize in any way a technology to produce and distribute cannabis products with exceedingly precise dosing at increased production economies (“the Vitiprints license”). The amount invested was expensed and is included in Cost of Revenues, Including Depreciation within the financial statements.

Under this licensing agreement, the Company shall pay a royalty to Vitiprints equal to 10% of the net revenue, as defined, earned by the Company from sales of the Vitiprints license, with a minimum royalty of $250,000 during the initial five-year term, and $250,000 for each five-year renewal term, if renewed. As of September 30, 2018, no such net revenue was earned.

NOTE 5 – NOTES RECEIVABLE

In September 2018, the Company purchased $6.75M of subordinated secured convertible debentures (the “GC Debentures”) of GenCanna Global, Inc., a producer and distributor of agricultural hemp, cannabidiol (CBD) formulations, hemp genetics, and hemp products (“GenCanna”). The GC Debentures bear interest at a compounded rate of 9% per annum and mature three years from issuance.

The GC Debentures are convertible into the common stock of GenCanna, at the Company’s option, (i) upon the occurrence of a Liquidity Event, as defined in the GC Debentures, or (ii) after December 31, 2018, upon ten days prior written notice to GenCanna. The conversion price is equal to the lesser of a 20% discount to the price of the Liquidity Event, or the price based on a defined post-money valuation of GenCanna. If a Liquidity Event does not occur on or before June 30, 2020, the Company shall have the option to be redeemed in cash for the principal amount of the GC Debenture plus all accrued and unpaid interest thereon.

Subsequent to September 30, 2018, the Company entered into a subscription agreement with GenCanna to purchase an aggregate of $30 million of GC Debentures, as disclosed in Note 14 below.

During the nine months ended September 30, 2018, the Company loaned an aggregate of $300,000 to two third-party companies in the cannabis industry. The loans plus accrued interest at the rate of 8% per annum are expected to be repaid by the end of fiscal year 2019.

The Company loaned approximately $700,000 to its Delaware cannabis-licensee client during the period of October 2015 to April 2016. In May 2016, this client issued a 10-year promissory note, as amended, to the Company bearing interest at a compounded rate of 12.5% per annum. The monthly payments of approximately $10,100 will continue through April 2026, at which time the note will be fully paid down. At September 30, 2018 and December 31, 2017, the current portion of this note comprised the Note Receivable, Current Portion amounts on the balance sheet, and the long-term portion of approximately $541,000 and $579,000, respectively, along with the aforementioned notes receivable in this Note 5, were reflected in the caption Notes Receivable, Less Current Portion.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are shown net of accumulated depreciation and are primarily comprised of the following: land; buildings; building and tenant improvements; furniture and fixtures; and machinery and equipment.

During the nine months ended September 30, 2018 and 2017, additions to property and equipment were approximately $7.3 million and $11.5 million, respectively.

Depreciation expense for the nine months ended September 30, 2018 and 2017 was approximately $446,000 and $264,000, respectively. At September 30, 2018 and December 31, 2017, accumulated depreciation approximated $1,944,000 and $1,499,000, respectively.

NOTE 7 – DEBT

During the nine months ended September 30, 2018, the Company received additional capital of approximately $1,998,000 from the existing mortgage on the cannabis cultivation and processing facility it is currently developing in the state of Massachusetts.

In September 2018, the Company raised $3,000,000 from the issuance of a secured promissory note bearing interest at the rate of 10% per annum, with interest payable monthly. The note is due and payable in September 2019, however the Company may elect to prepay the note in whole or part at any time after December 17, 2018 without premium or penalty. In addition, the Company issued three-year warrants to lender designees to purchase 750,000 shares of common stock at an exercise price of $1.80 per share.

During the nine months ended September 30, 2017, the Company raised $3,650,000 from the issuance of promissory notes, each with an interest rate of 10% per annum and an initial term of 6 months with the ability to extend.

In August 2018, the holder of previously issued promissory notes with principal balances of $3,250,000 converted such promissory notes into subscriptions on 1,231,060 shares of common stock at a conversion price equal to the market value of the stock on the conversion date of $2.64 per share.

During the nine months ended September 30, 2018, holders of previously issued promissory notes with principal balances of $5,175,000 and accrued and unpaid interest of approximately $93,000 converted such promissory notes into 4,018,534 shares of common stock at conversion prices ranging from $0.65 to $1.75 per share. The conversions resulted in the recording of non-cash losses of approximately $3,210,000 in the aggregate, based on the market value of the common stock on the conversion dates.

During the nine months ended September 30, 2017, the Company issued 4,385,823 shares of common stock to retire promissory notes with principal balances of $2,050,000 plus approximately $262,000 of accrued and unpaid interest. The Company recorded a non-cash loss of approximately $451,000 based on the fair value of the common stock on the transaction date. These former noteholders also received warrants to purchase 863,898 shares of common stock. The fair value of these warrants recorded by the Company on the grant date approximated $257,000.

During the nine months ended September 30, 2018, the Company repaid $700,000 of promissory notes. No repayments debt occurred during the same period in 2017.

NOTE 8 – EQUITY

Preferred Stock

In January 2017, the Company increased the number of authorized shares of preferred stock from 5 million to 50 million shares.

During the nine months ended September 30, 2017, the Company issued subscriptions on 200,000 shares of Series A convertible preferred stock at $1.00 per share. No subscriptions were issued during the same period in 2018.

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

During the nine months ended September 30, 2018, the Company sold 14,189,738 shares of common stock at prices ranging from $0.50 to $2.70 per share, resulting in total proceeds of $16,896,000. During the same period in 2017, the Company sold 22,178,888 shares of common stock at prices of $0.18 and $0.25 per share, resulting in total proceeds of $5,150,000.

During the nine months ended September 30, 2018 and 2017, the Company issued 3,350,934 and 531,597 shares of common stock, respectively for services rendered by third parties. The Company recorded non-cash losses of approximately $1,015,000 in 2018 and $31,000 in 2017, based on the market value of the common stock on the issuance dates.

Subscribed Common Stock

In September 2017, options to purchase 4.8 million shares of common stock were exercised at prices ranging from $0.010 to $0.025, as discussed in Note 9 below. Of this amount, 4.5 million shares were exercised by the former CEO of the Company, who is currently a board member, and 300,000 shares were exercised by the former CFO of the Company. The shares of common stock were issued to these individuals in October 2017.

 In October 2017, the Company issued subscriptions on 1,000,000 shares of common stock as part of the purchase price of the Betty’s Eddies™ acquired assets, as disclosed in Note 3. These subscriptions, valued at $370,000 based on the price of the common stock on the issuance date, were classified under Common Stock Subscribed But Not Issued within the equity section of the Company’s balance sheet at December 31, 2017. The shares of common stock associated with these subscriptions were issued in June 2018.

During the nine months ended September 30, 2018, the Company issued (i) subscriptions on 264,317 shares of common stock to acquire iRollie LLC, valued at $600,000 based on the price of the common stock on the issuance date, as disclosed in Note 3, (ii) subscriptions on 2,894 shares of common stock, equivalent to an aggregate amount of $10,000, for the payment of rent for the month of September 2018 for a leased property in Massachusetts, and (iii) subscriptions on 1,231,060 shares of common stock to convert previously issued promissory notes with principal balances of $3,250,000 at a conversion price of $2.64 per share, as disclosed in Note 7. These subscriptions on common stock were classified under Common Stock Subscriptions within the current liabilities section of the Company’s balance sheet.

Membership Interests

During the nine months ended September 30, 2018, an individual member of Mari Holdings MD LLC, a majority owned subsidiary of the Company, exchanged his membership interest in such subsidiary for 222,222 shares of the Company’s common stock. During the nine months ended September 30, 2017, the Company issued 1,667 Class A membership units of Mari-MD for $150,000, representing 0.33% ownership of this subsidiary on the transaction date.

In September 2018, a receivable balance of $25,000, related to previously issued membership interests in a majority-owned subsidiary, was settled by way of the membership interest holder providing consulting services to the Company at a value equivalent to the outstanding balance.

NOTE 9 – STOCK OPTIONS

In January 2018, the Company granted options to purchase 1.45 million shares of common stock to the Company’s board members at exercise prices ranging from $0.14 to $0.77 and expiring between December 2020 and December 2022. The fair value of these options on grant date of approximately $458,000 was amortized over the six-month vesting period during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Company granted options to purchase 850,000 shares of common stock to newly-hired employees at exercise prices ranging from $0.90 to $2.65 per share, expiring five years from the grant date. As of September 30, 2018, the Company recorded approximately $181,000 of the total fair value of these grants of approximately $2,083,000, which is being amortized over the five-year vesting periods.

During the nine months ended September 30, 2017, the Company granted options to purchase 300,000 shares of common stock to newly-hired employees at exercise prices ranging from $0.26 to $0.55, and expiring in September 2020, March 2021, and April 2021. The fair value of these options on the grant date approximated $73,000, of which approximately $46,000 is being amortized over the respective vesting periods, and approximately $27,000 was forfeited by the option holder.

During the nine months ended September 30, 2018, options to purchase 700,000 shares of common stock were exercised at exercise prices ranging from $0.08 to $0.63 per share by a current board member (400,000 shares) and the former CFO of the Company (300,000 shares). During the same period ended September 30, 2017, options to purchase 4.8 million shares of common stock were exercised at prices ranging from $0.010 to $0.025. As discussed in Note 8 above, of the total exercised shares during this period, 4.5 million shares were exercised by the former CEO of the Company, who is currently a board member, and 300,000 shares were exercised by the former CFO of the Company. The former CEO’s exercise price of $0.01 per share, or $45,000 in the aggregate, was paid with the surrender of 90,000 shares of common stock. These surrendered shares were classified as treasury stock.

Options to purchase 300,000 shares of common stock were forfeited during the nine-month period ended September 30, 2018. No options were forfeited during the same period in 2017.

Stock options outstanding and exercisable as of September 30, 2018 were:

Exercise Price	Shares Under Option		Remaining
per Share	Outstanding	Exercisable	Life in Years
$0.080	250,000	250,000	0.33
$0.080	100,000	100,000	1.22
$0.130	200,000	200,000	1.75
$0.140	650,000	650,000	2.25
$0.150	1,000,000	1,000,000	0.99
$0.250	1,000,000	1,000,000	0.99
$0.260	50,000	50,000	2.51
$0.330	50,000	25,000	2.44
$0.350	1,000,000	1,000,000	0.99
$0.450	250,000	125,000	3.01
$0.550	100,000	100,000	1.99
$0.630	300,000	300,000	3.25
$0.770	300,000	-	4.25
$0.900	200,000	-	4.62
$0.950	50,000	-	4.25
$2.320	300,000	-	4.95
$2.500	100,000	-	4.91
$2.650	200,000	-	4.99
	6,100,000	4,800,000

NOTE 10 – WARRANTS

During the nine months ended September 30, 2018 and 2017, the Company issued warrants to purchase 7,209,974 and 1,189,280 shares of common stock, respectively, at exercise prices ranging from $0.30 to $4.30 per share in 2018 and $0.40 to $0.62 per share in 2017. These warrants generally expire three or five years from issuance date. The Company recorded the fair value of these warrants, based on the market value of the Company’s common stock on the issuance dates, of approximately $14,237,000 in 2018 and $344,000 in 2017.

During the nine months ended September 30, 2018, warrants to purchase 2,057,462 shares of common stock were exercised, at exercise prices ranging from $0.10 to $0.50 per share. No warrants were exercised during the same period in 2017.

At September 30, 2018, warrants to purchase 9,397,823 shares of common stock were outstanding at exercise prices ranging from $0.12 to $4.30 per share.

NOTE 11 – RELATED PARTY TRANSACTIONS

As disclosed in Note 3 above, the current CEO and CFO of the Company are part of the Sigal Ownership Group from whom Sigal Consulting LLC was acquired in May 2014. The 49% ownership in the Company’s subsidiary, MariMed Advisors Inc., which the Sigal Ownership Group acquired as part of the purchase price, was acquired by the Company from the Sigal Ownership Group in June 2017 in exchange for 75 million shares of the Company’s common stock.

In October 2017, the Company acquired the intellectual property, formulations, recipes, proprietary equipment, and know-how of the Betty’s Eddies™ brand of cannabis-infused products, as disclosed in Note 3, from a company that is minority-owned by the Company’s chief operating officer.

In December 2017 and January 2018, options to purchase 400,000 shares of commons stock at an exercise price of $0.025 were forfeited by the CEO and by an independent board member (200,000 shares forfeited by each individual).

In January 2018, the Company granted options to purchase 1.45 million shares of common stock to the Company’s board members at exercise prices ranging from $0.14 to $0.77 and expiring between December 2020 and December 2022, as disclose in Note 9. Also during this month, the CEO and a board member each forfeited options to purchase 100,000 shares of common stock.

During the nine months ended September 30, 2018, a current board member exercised options to purchase 400,000 shares of common stock, and the former CFO of the Company exercised options to purchase 300,000 shares of common stock. These options were exercised at exercise prices ranging from $0.08 to $0.63 per share. During the same period ended September 30, 2017, as disclosed in Notes 8 and 9, options to purchase 4.5 million shares of common stock were exercised by the former CEO of the Company, who is a currently a board member, at an exercise price of $0.01 per share.

During the nine months ended September 30, 2018 and 2017, the Company issued 170,000 and 202,541 shares, respectively, of common stock for services rendered by the former CFO of the Company. Based on the market value of the common stock on the dates of the two issuances, the Company recorded non-cash losses of approximately $112,000 in 2018 and $31,000 in 2017.

At September 30, 2018 and December 31, 2017, the Company owed an aggregate of approximately $33,000 to the CEO and CFO.

The caption Due from Related Parties in the Company’s financial statements is primarily comprised of short-term loans to non-consolidated entities under common ownership.

The caption Due to Related Parties reflects short term loans from related parties and includes advances received from officers of the Company.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

An employment agreement with the former CEO of the Company that provided this individual with salary, car allowances, stock options, life insurance, and other employee benefits was terminated in 2017.

The Company recorded an accrual of approximately $1,043,000 at September 30, 2018 and December 31, 2017 for any amounts that may be owed under this agreement. However, the Company is contesting the validity this agreement.

NOTE 13 – SEGMENT REPORTING

In accordance with ASC 280, the following is information regarding the Company’s operating segments:

	Nine Months Ended September 30,
	2018	2017
Revenues:
Online portal operations	$—	$289
Cannabis related operations	8,411,858	4,487,184
Consolidated revenues	$8,411,858	$4,487,473

Depreciation:
Online portal operations	$—	$—
Cannabis related operations	445,504	263,624
Depreciation	$445,504	$263,624

Net income (loss):
Online portal operations	$(207)	$(31,903)
Cannabis related operations	(18,221,440)	331,864
Net income (loss)	$(18,221,647)	$300,161

Capital expenditures:
Online portal operations	$—	$—
Cannabis related operations	7,259,413	11,502,688
Combined capital expenditures	$7,259,413	$11,502,688

Assets:
Online portal operations	$1,191	$1,476
Cannabis related operations	57,132,308	21,370,942
Combined assets	$57,133,499	$21,372,418

NOTE 14 – SUBSEQUENT EVENTS

Notes Receivable

In October and November 2018, the Company purchased an additional $23.25 million of GC Debentures, at which time the Company entered into a Subscription Agreement for Convertible Debentures (the “SA”) with GenCanna governing the aggregate GC Debentures purchased of $30 million. The SA maintains the provisions of the $6.75M of GC Debentures previously purchased as of September 30, 2018 and disclosed in Note 4. Additionally, among other provisions, the Company shall have the right to appoint one director to GenCanna’s board, and shall fund a $10 million employee bonus pool should GenCanna meet certain 2019 operating targets.

Pursuant to a Security and Pledge Agreement executed with GenCanna in November 2018, the Company was granted a senior security interest on certain assets of GenCanna equal in value to 100% or more of the principal and accrued interest on the GC Debentures until such time the GC Debentures are paid down, redeemed or converted. Additionally, the Company was granted certain other rights, pursuant to a Rights Agreement, including rights of inspection, financial information, and participation in future security offerings of GenCanna.

Conversion of the Company’s entire $30 million investment shall equate to at least a 33.3% ownership interest in GenCanna on a fully diluted basis.

Debt Issuance

In October and November 2018, pursuant to the terms of a Securities Purchase Agreement (the “SPA”), the Company sold an aggregate of $10,000,000 convertible debentures bearing interest at the rate of 6% per annum that mature three years from issuance, with a 1% issue discount, resulting in net proceeds to the Company of $9,900,000 (the “$10M Debentures”).

The holder of the $10M Debentures (the “Holder”) shall have the right at any time to convert all or a portion of the $10M Debenture, along with accrued and unpaid interest, into the Company’s common stock at conversion prices equal to 80% of a calculated average, as determined in the $10M Debentures, of the daily volume-weighted price during the ten consecutive trading days preceding the date of conversion. Notwithstanding this conversion right, the Holder shall limit conversions in any given month to certain agreed-upon values based on the conversion price, and the Holder shall also be limited from beneficially owning more than 4.99% of the Company’s outstanding common stock (potentially further limiting the Holder’s conversion right).

The Company shall have the right to redeem all or a portion of the $10M Debentures, along with accrued and unpaid interest, at a 10% premium, provided however that the Company first provide advance written notice to the Holder of its intention to make a redemption, with the Holder allowed to affect one or more conversions of the $10M Debentures during such notice period.

Upon a change in control transaction, as defined in the $10M Debentures, the Holder may require the Company to redeem all or a portion of the $10M Debentures at a price equal to 110% of the principal amount of the $10M Debentures plus all accrued and unpaid interest thereon. So long as the $10M Debentures are outstanding, in the event the Company enters into a Variable Rate Transaction (“VRT”), as defined in the SPA, the Holder may cause the Company to revise the terms of the $10M Debentures to match the terms of the convertible security of such VRT. As part of issuance of the $10M Debenture, the Company issued three-year warrants to the Holder to purchase 324,675 shares of common stock at exercise prices of $3.50 and $5.50 per share (the “Warrants”).

Pursuant to the terms of a Registration Rights Agreement with the Holder, entered into concurrently with the SPA and the $10M Debentures, the Company agreed to provide the Holder with customary registration rights with respect to any potential shares issued pursuant to the terms of the SPA, the $10M Debentures, and the Warrants.

Acquisitions

In October 2018, the Company entered into a purchase agreement to acquire 100% of the ownership interests of KPG of Anna LLC and KPG of Harrisburg LLC, the Company’s two cannabis-licensed clients that operate medical marijuana dispensaries in the state of Illinois (both entities collectively, the “KPGs”), from the current ownership group of the KPGs (the “Sellers”). As part of this transaction, the Company will also acquire the Sellers’ ownership interests of Mari Holdings IL LLC, the Company’s subsidiary which owns the real estate in which the KPGs’ dispensaries are located (“Mari-IL”). The purchase price of 1,000,000 shares of the Company’s common stock shall be issued to the Sellers upon the closing of the transaction, which is dependent upon, among other closing conditions, the approval by the Illinois Department of Financial and Professional Regulation. After the transaction is effectuated, the KPGs and Mari-IL will be wholly-owned subsidiaries of the Company.

In October 2018, the Company’s cannabis-licensed client in Massachusetts, ARL Healthcare Inc. (“ARL”), filed a plan of entity conversion with the state to convert from a non-profit entity to a for-profit corporation. ARL holds three cannabis licenses from the state of Massachusetts for the cultivation, production and dispensing of cannabis. Upon approval of the conversion plan by the state, the Company shall be the sole shareholder of ARL, and shall elect its current COO to serve as ARL’s sole board member.

As of September 30, 2018, the Company had not yet received the legislative approval that is required for all ownership changes of cannabis licensees, and therefore the operations of the KPGs and ARL were not consolidated in the Company’s financial statements as of such date. The Company anticipates that approval for these transactions will be obtained, and those deals consummated, prior to the end of the current fiscal year, or in early 2019. When that occurs, the Company will consolidate the acquired entities in accordance with GAAP.

In October 2018, the Company acquired BSC Group LLC, a multidisciplinary advisory firm that provides operational, marketing, and licensing management services to companies within the cannabis industry.

Equity Transactions

In October 2018, the Company (i) sold 4,999,242 shares of common stock at prices of $2.20 and $3.00 per share, resulting in total proceeds of $14,925,000, and (ii) issued three-year warrants to purchase 1,201,163 shares of common stock at exercise prices ranging from $3.50 to $5.50 per share.

In October 2018, warrants to purchase 222,775 shares of common stock were exercised at exercise prices ranging from $0.40 to $1.75 per share, and options to purchase 60,000 shares of common stock were exercised at an exercise price of $0.45 per share in a cashless transaction.

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

As of this filing, we have begun to execute on our strategy to evolve the Company into a direct cultivator, producer, and dispenser of cannabis and cannabis-related products, which we anticipate will significantly increase our revenues, profitability and overall operations. The following paragraphs highlight our efforts to date, which include the progress made on our recently announced strategic initiative to consolidate the operations of our cannabis-licensed clients and to acquire cannabis licensees in other states.

In May 2018, the Company acquired iRollie LLC, a manufacturer of branded cannabis products and accessories for consumers, and custom product and packaging for companies in the cannabis industry.

In July 2018, the Company entered into a purchase agreement to acquire 100% of the ownership interests of AgriMed Industries of PA LLC, an entity that holds a license from the state of Pennsylvania for the cultivation of cannabis (“AgriMed”). AgriMed presently develops cannabis products that are wholesaled to medical marijuana dispensaries within the state. As required by state law, and in order to effectuate the transaction, the parties have applied for legislative approval of the change in AgriMed’s ownership with respect to the Company’s acquisition, and are expecting receipt of written evidence thereof prior the end of the 2018 fiscal year.

In August 2018, the Company entered into an exclusive global licensing agreement for the production and distribution rights in all existing and future legal cannabis markets of a proprietary technology that prints precision-dosed dissolvable cannabis products. This technology facilitates the production of multiple combinations of cannabinoids, terpenes, and nutrients, while avoiding fillers commonly found in cannabis and nutraceutical products, into a paper-thin, low-calorie, fast-absorbing product that is delivered sublingually, transdermally, or by drinking when dissolved in liquid. The process also allows for the printing of any graphic, such as a bar code or website address, on each product. These products transport easily and discreetly in purses, pockets, and wallets, and are produced at higher levels of efficiency than the current methods within the cannabis industry.

In August 2018, the Company made a strategic investment in an entity that provides a customer relationship management and marketing platform specifically designed for companies in the cannabis industry (“Sprout”). The Company shall assist in the ongoing development and design of Sprout, and in marketing Sprout to companies within the cannabis industry.

During the period September to November 2018, pursuant to a subscription agreement, the Company purchased $30 million of subordinated secured convertible debentures (the “GC Debentures”) of GenCanna Global, Inc., a producer and distributor of agricultural hemp, cannabidiol (CBD) formulations, hemp genetics, and hemp products (“GenCanna”). The GC Debentures bear interest at a compounded rate of 9% per annum and mature three years from issuance. The GC Debentures are convertible into the common stock of GenCanna, at the Company’s option, (i) upon the occurrence of a Liquidity Event, as defined in the GC Debentures, or (ii) after December 31, 2018, upon ten days prior written notice to GenCanna. The conversion price shall be the lesser of a 20% discount to the price of the Liquidity Event, or the price based on a defined post-money valuation of GenCanna. The Company was granted a senior security interest on certain assets of GenCanna equal in value to 100% or more of the principal and accrued interest on the GC Debentures. Additionally, the Company was granted certain other rights including rights of inspection, financial information, and participation in future security offerings of GenCanna. Conversion of the entire $30 million investment shall equate to at least a 33.3% ownership interest in GenCanna on a fully diluted basis.

In October 2018, the Company entered into a purchase agreement to acquire 100% of the ownership interests of KPG of Anna LLC and KPG of Harrisburg LLC, the Company’s two cannabis-licensed clients that operate medical marijuana dispensaries in the state of Illinois (both entities collectively, the “KPGs”), from the current ownership group of the KPGs (the “Sellers”). As part of this transaction, the Company will also acquire the Sellers’ ownership interests of Mari Holdings IL LLC, the Company’s subsidiary which owns the real estate in which the KPGs’ dispensaries are located (“Mari-IL”). The purchase price of 1,000,000 shares of the Company’s common stock shall be issued to the Sellers upon the closing of the transaction, which is dependent upon, among other closing conditions, the approval by the Illinois Department of Financial and Professional Regulation. After the transaction is effectuated, the KPGs and Mari-IL will be wholly-owned subsidiaries of the Company.

In October 2018, the Company’s cannabis-licensed client in Massachusetts, ARL Healthcare Inc. (“ARL”), filed a plan of entity conversion with the state to convert from a non-profit entity to a for-profit corporation. ARL holds three cannabis licenses from the state of Massachusetts for the cultivation, production and dispensing of cannabis. Upon approval of the conversion plan by the state, the Company shall be the sole shareholder of ARL, and shall elect its current COO to serve as ARL’s sole board member. As of the date of this filing, the state has not finalized it review of the conversion, which is expected to be approved prior to the end of the 2018 fiscal year.

In October 2018, the Company acquired BSC Group LLC, a multidisciplinary advisory firm that provides operational, marketing, and licensing management services to companies within the cannabis industry.

Revenues

Our revenues are currently comprised of the following primary categories:

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

Expenses

We classify our expenses into three broad categories:

●	cost of revenues, which includes the direct costs associated with the generation of our revenues, and depreciation expense on our properties and equipment;

●	operating expenses, which include the sub-categories of personnel, marketing and promotion, and general and administrative; and

●	non-operating expenses, which include the sub-categories of interest, non-cash amortization of stock option and warrant issuances, and non-cash losses on debt settlements.

Liquidity and Capital Resources

During the nine months ended September 30, 2018, we raised approximately $16.9 million from the issuance of common stock, and $3.0 million from the issuance of a promissory note. In addition, capital of approximately $2.0 million was extended to us for building improvements on our New Bedford, MA property by the terms of the secured lender.

In October 2018, the Company raised an additional $14,925,000 from the issuance of common stock.

In October and November 2018, pursuant to the terms of a Securities Purchase Agreement, the Company sold an aggregate of $10,000,000 convertible debentures bearing interest at the rate of 6% per annum that mature three years from issuance, with a 1% issue discount, resulting in net proceeds to the Company of $9,900,000.

These funds will be used to execute on our strategy to become a direct cultivator, producer, and dispenser of cannabis and cannabis-related products, continue the development of our facilities, and expand our branded licensing business. We continue to require and negotiate for additional sources of capital, although there can be no assurance that any such capital will be available on terms that are acceptable to us.

RESULTS OF OPERATIONS

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenues for the three months ended September 30, 2018 nearly doubled from the same period a year ago, increasing 97.7% from approximately $1.7 million to approximately $3.4 million. This significant increase was primarily due to the growth of rental income from our facilities in Maryland and Massachusetts which were fully developed and leased to tenants in late calendar 2017, and increased supply procurement services provided to the Company’s cannabis-licensee client in Maryland in 2018. For the three months ended September 30, 2018, the revenue generated by these clients increased 47.7% to approximately $4.9 million from approximately $3.3 million for the same period in 2017.

Cost of revenues increased from approximately $548,000 for the three months ended September 30, 2017 to approximately $1,522,000 for the three months ended September 30, 2018. The increase was due a one-time payment of $250,000 to obtain the exclusive worldwide license of a technology to produce and distribute cannabis products with exceedingly precise dosing at increased production economies, and a higher level of cost associated with supply procurement from year to year. Accordingly, gross profit as a percentage of revenue decreased from 68.0% for the three months ended September 30, 2017 to 55.1% for the three months ended September 30, 2018.

Personnel expense increased to approximately $352,000 for the three months ended September 30, 2018 from approximately $270,000 for the same period a year ago. Despite the increase in amount, which was the result of hiring additional staff to support the higher level of revenues, this expense decreased as a percentage of revenues to 10.4% in 2018 from 15.7% in 2017.

Marketing and promotion costs increased slightly to approximately $37,000 for the three months ended September 30, 2018 from approximately $29,000 for the same period a year ago. As a percentage of revenue, these costs decreased to 1.1% from 1.7% for the three months ended September 30, 2018 and 2017, respectively.

General and administrative costs increased to approximately to $619,000 for the three months ended September 30, 2018 from approximately $581,000 for the same period a year ago. Despite the dollar increase, these costs decreased as a percentage of revenues to 18.3% from 33.9%, demonstrating our successful leveraging of our infrastructure to generate higher levels of profitability.

As a result of the above, operating income more than doubled from approximately $287,000 or 16.7% of revenue for the three months ended September 30, 2017, to approximately $861,000 or 25.4% of revenue for the three months ended September 30, 2018.

Non-operating expenses of approximately $11.0 million for the three months ended September 30, 2018 were primarily comprised of (i) interest expense on our mortgages and notes payable of approximately $478,000, offset by interest income on our note receivable of approximately $23,000, (ii) non-cash amortization of stock option and warrant issuances of approximately $8.1 million arising from the issuance of stock options and warrants, and (iii) non-cash losses on the settlement of debt via the issuance of common stock of approximately $2.4 million. The two non-cash items, required by generally accepted accounting principles, had no effect on the operating earnings or liquidity of the Company. These non-cash items gave rise to the large year-over-year increase. For the same period in 2017, non-operating expenses approximated $601,000 and were comprised of (a) net interest expense of approximately $90,000, and (b) non-cash amortization of stock option and warrant issuances, and debt settlement losses of approximately $738,000, offset by a gain of approximately $227,000 from the write-off of deferred revenue.

As a result of the foregoing, we realized a net loss of approximately $314,000 for the three months ended September 30, 2017, compared with a net loss of approximately $10.1 million in 2018. The net losses were due to the previously explained non-cash items which had no impact on the Company’s operating income or cash flow. Excluding these non-cash items, net income for the three months ended September 30, 2017 and 2018 was approximately $197,000 and $406,000, respectively.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Revenues for the nine months ended September 30, 2018 increased 87.5% to approximately $8.4 million, compared with $4.5 million from the same period a year ago. This significant increase was primarily due to the growth of (i) rental income from our facilities in Maryland and Massachusetts which were fully developed and leased to tenants in late calendar 2017, (ii) supply procurement services provide to additional cannabis licensees in 2018, and (iii) management fees and additional rental revenue which we earn based on a percentage of revenue generated by our cannabis-licensed clients. For the nine months ended September 30, 2018, the revenue generated by these clients increased 56.6% to approximately $13.1 million from approximately $8.4 million for the same period in 2017.

Cost of revenues increased to approximately $3.3 million for the nine months ended September 30, 2018 from approximately $1.5 million for the nine months ended September 30, 2017. As a percentage of revenue, cost of revenues for the nine months ended September 30, 2018 increased to 39.5% from 33.2% for the same period in 2017. This increase was attributable to a higher level of cost associated with supply procurement and licensed products from year to year, as well as a one-time payment of $250,000 to obtain the exclusive worldwide license of a technology to produce and distribute cannabis products with exceedingly precise dosing at increased production economies. Accordingly, gross profit as a percentage of revenue for the nine months ended September 30, 2018 decreased to 60.5% from 66.8% for the same period in 2017.

Personnel expense increased to approximately $822,000 for the nine months ended September 30, 2018 from $575,000 for the same period a year ago. Despite the increase in amount, which was the result of hiring additional staff to support the higher level of revenues, this expense decreased as a percentage of revenues to 9.8% in 2018 from 12.8% in 2017.

Marketing and promotion costs increased to approximately $167,000 for the nine months ended September 30, 2018 from approximately $144,000 for the same period a year ago. These costs decreased relative to the growth in revenues from year to year, representing 2.0% and 3.2% of revenues in 2018 and 2017, respectively.

General and administrative costs increased to approximately $2,141,000 for the nine months ended September 30, 2018 from approximately $1,164,000 for the same period a year ago. Year over year, these costs remained at a steady 25% of revenues. This increase is predominantly due to the utilities, real estate taxes, security, and other cost associated with operating an increased number of active facilities, and is commensurate with the growth of revenues and the overall business.

As a result of the above, operating income increased 75.4% from approximately $1.1 million during the nine months ended September 30, 2017, to approximately $2.0 million during the nine months ended September 30, 2018.

Non-operating expenses of approximately $20.2 million for the nine months ended September 30, 2018 were primarily comprised of (i) interest expense on our mortgages and notes payable of approximately $1,081,000, offset by interest income on our note receivable of approximately $62,000, (ii) non-cash amortization of stock option and warrant issuances of approximately $15.0 million, and (iii) non-cash losses on the settlement of debt via the issuance of common stock of approximately $4.2 million. The two non-cash items, required by generally accepted accounting principles, had no effect on the operating earnings or liquidity of the Company, and the cause for the large year-over-year variation in non-operating expenses. For the same period in 2017, non-operating expenses approximated $816,000 and were comprised of (a) net interest expense of approximately $268,000, and (b) non-cash amortization of stock option and warrant issuances, and debt settlements of approximately $776,000, offset by a gain of approximately $227,000 from the write-off of deferred revenue.

As a result of the foregoing, we incurred a net loss of approximately $18.2 million for the nine months ended September 30, 2018, compared to net income of approximately $300,000 from the same period a year ago. The loss in the current period is due to the previously explained large non-cash expenses which had no impact on the Company’s operating income or cash flow. Excluding these non-cash items, net income for the nine months ended September 30, 2018 was approximately $936,000.

Subsequent Events

Notes Receivable

In October and November 2018, the Company purchased an additional $23.25 million of GC Debentures, at which time the Company entered into a Subscription Agreement for Convertible Debentures (the “SA”) with GenCanna governing the aggregate GC Debentures purchased of $30 million. The SA maintains the provisions of the $6.75M of GC Debentures previously purchased as of September 30, 2018. Additionally, among other provisions, the Company shall have the right to appoint one director to GenCanna’s board, and shall fund a $10 million employee bonus pool should GenCanna meet certain 2019 operating targets.

Pursuant to a Security and Pledge Agreement executed with GenCanna in November 2018, the Company was granted a senior security interest on certain assets of GenCanna equal in value to 100% or more of the principal and accrued interest on the GC Debentures until such time the GC Debentures are paid down, redeemed or converted. Additionally, the Company was granted certain other rights, pursuant to a Rights Agreement, including rights of inspection, financial information, and participation in future security offerings of GenCanna.

Conversion of the Company’s entire $30 million investment shall equate to at least a 33.3% ownership interest in GenCanna on a fully diluted basis.

Debt Issuance

In October and November 2018, pursuant to the terms of a Securities Purchase Agreement (the “SPA”), the Company sold an aggregate of $10,000,000 convertible debentures bearing interest at the rate of 6% per annum that mature three years from issuance, with a 1% issue discount, resulting in net proceeds to the Company of $9,900,000 (the “$10M Debentures”).

The holder of the $10M Debentures (the “Holder”) shall have the right at any time to convert all or a portion of the $10M Debenture, along with accrued and unpaid interest, into the Company’s common stock at conversion prices equal to 80% of a calculated average, as determined in the $10M Debentures, of the daily volume-weighted price during the ten consecutive trading days preceding the date of conversion. Notwithstanding this conversion right, the Holder shall limit conversions in any given month to certain agreed-upon values based on the conversion price, and the Holder shall also be limited from beneficially owning more than 4.99% of the Company’s outstanding common stock (potentially further limiting the Holder’s conversion right).

The Company shall have the right to redeem all or a portion of the $10M Debentures, along with accrued and unpaid interest, at a 10% premium, provided however that the Company first provide advance written notice to the Holder of its intention to make a redemption, with the Holder allowed to affect one or more conversions of the $10M Debentures during such notice period.

Upon a change in control transaction, as defined in the $10M Debentures, the Holder may require the Company to redeem all or a portion of the $10M Debentures at a price equal to 110% of the principal amount of the $10M Debentures plus all accrued and unpaid interest thereon. So long as the $10M Debentures are outstanding, in the event the Company enters into a Variable Rate Transaction (“VRT”), as defined in the SPA the Holder may cause the Company to revise the terms of the $10M Debentures to match the terms of the convertible security of such VRT. As part of issuance of the $10M Debenture, the Company issued three-year warrants to the Holder to purchase 324,675 shares of common stock at exercise prices of $3.50 and $5.50 per share (the “Warrants”).

Pursuant to the terms of a Registration Rights Agreement with the Holder, entered into concurrently with the SPA and the $10M Debentures, the Company agreed to provide the Holder with customary registration rights with respect to any potential shares issued pursuant to the terms of the SPA, the $10M Debentures, and the Warrants.

Acquisitions

In October 2018, the Company entered into a purchase agreement to acquire 100% of the ownership interests of KPG of Anna LLC and KPG of Harrisburg LLC, the Company’s two cannabis-licensed clients that operate medical marijuana dispensaries in the state of Illinois (both entities collectively, the “KPGs”), from the current ownership group of the KPGs (the “Sellers”). As part of this transaction, the Company will also acquire the Sellers’ ownership interests of Mari Holdings IL LLC, the Company’s subsidiary which owns the real estate in which the KPGs’ dispensaries are located (“Mari-IL”). The purchase price of 1,000,000 shares of the Company’s common stock shall be issued to the Sellers upon the closing of the transaction, which is dependent upon, among other closing conditions, the approval by the Illinois Department of Financial and Professional Regulation. After the transaction is effectuated, the KPGs and Mari-IL will be a wholly-owned subsidiary of the Company.

In October 2018, the Company’s cannabis-licensed client in Massachusetts, ARL Healthcare Inc. (“ARL”), filed a plan of entity conversion with the state to convert from a non-profit entity to a for-profit corporation. ARL holds three cannabis licenses from the state of Massachusetts for the cultivation, production and dispensing of cannabis. Upon approval of the conversion plan by the state, the Company shall be the sole shareholder of ARL, and shall elect its current COO to serve as ARL’s sole board member.

As of September 30, 2018, the Company had not yet received the legislative approval that is required for all ownership changes of cannabis licensees, and therefore the operations of the KPGs and ARL were not consolidated in the Company’s financial statements as of such date. The Company anticipates that approval for these transactions will be obtained, and those deals consummated, prior to the end of the current fiscal year, or in early 2019. When that occurs, the Company will consolidate the acquired entities in accordance with GAAP.

In October 2018, the Company acquired BSC Group LLC, a multidisciplinary advisory firm that provides operational, marketing, and licensing management services to companies within the cannabis industry.

Equity Transactions

In October 2018, the Company (i) sold 4,999,242 shares of common stock at prices of $2.20 and $3.00 per share, resulting in total proceeds of $14,925,000, and (ii) issued three-year warrants to purchase 1,201,163 shares of common stock at exercise prices ranging from $3.50 to $5.50 per share.

In October 2018, warrants to purchase 222,775 shares of common stock were exercised at exercise prices ranging from $0.40 to $1.75 per share, and options to purchase 60,000 shares of common stock were exercised at an exercise price of $0.45 per share in a cashless transaction.

Item 4. Controls and Procedures

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2018, the Company sold 10,111,578 shares of restricted common stock at prices ranging from $0.50 to $1.37 per share, resulting in total proceeds of approximately $8.5 million. These funds will be used to fund Company operations, continue the development of our facilities, and expand our branded licensing business.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On November 8, 2018, we purchased an additional $17.25 million of subordinated secured convertible debentures (the “GC Debentures”) of GenCanna Global, Inc., a world leader in the production and distribution of agricultural hemp, cannabidiol (CBD) formulations, hemp genetics, and hemp products (“GenCanna”). As a result of such purchase, our investment in the GC Debentures aggregated $30 million.

The GC Debentures bear interest at a compounded rate of 9% per annum and mature three years from issuance. We have been granted (i) a senior security interest on certain assets of GenCanna equal in value to 100% or more of the principal and accrued interest on the GC Debentures, and (ii) certain other rights including the right to appoint a member to GenCanna’s board of directors, rights of inspection and the right to participate in future offerings of securities by GenCanna.

The GC Debentures are convertible into the common stock of GenCanna, at our option, (i) upon the occurrence of a Liquidity Event, as defined in the GC Debentures, or (ii) after December 31, 2018, upon ten days prior written notice to GenCanna. The conversion price is equal to the lesser of a 20% discount to the price of the Liquidity Event, or the price based on a defined post-money valuation of GenCanna. If a Liquidity Event does not occur on or before June 30, 2020, the Company shall have the option to be redeemed in cash for the principal amount of the GC Debenture plus all accrued and unpaid interest thereon.

Conversion of the entire $30 million of GC Debentures would equate to at least a 33.3% interest in GenCanna on a fully diluted basis.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant. Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

3.1.1	Amended Certificate of Incorporation of the Registrant. Incorporated by reference from Annual Report on Form 10-K filed on April 17, 2017.

3.2	Bylaws – Restated as Amended. Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

10.1	Subscription Agreement for Convertible Debentures between the Registrant and GenCanna Global, Inc. dated November 7, 2018

10.2	Form of Subordinated Secured Convertible Debenture of GenCanna Global, Inc.

10.3	Rights Agreement dated November 7, 2018 between the Registrant and GenCanna Global, Inc. and others

10.4	Security and Pledge Agreement dated November 7, 2018 between the Registrant and GenCanna Global, Inc.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 14, 2018

MARIMED INC.

By:	/s/ Robert Fireman
Robert Fireman
President and Chief Executive Officer

By:	/s/ Jon R. Levine
Jon R. Levine
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant. Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

3.1.1	Amended Certificate of Incorporation of the Registrant. Incorporated by reference from Annual Report on Form 10-K filed on April 17, 2017.

3.2	Bylaws – Restated as Amended. Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

10.1	Subscription Agreement for Convertible Debentures between the Registrant and GenCanna Global, Inc. dated November 7, 2018

10.2	Form of Subordinated Secured Convertible Debenture of GenCanna Global, Inc.

10.3	Rights Agreement dated November 7, 2018 between the Registrant and GenCanna Global, Inc. and others

10.4	Security and Pledge Agreement dated November 7, 2018 between the Registrant and GenCanna Global, Inc.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

