Form 10-K
period 2018-12-31
MARIMED INC.
filed 2019-04-16
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

[ ] Large Accelerated Filer	[X] Accelerated Filer

[ ] Non-Accelerated Filer	[X] Smaller reporting company
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of June 29, 2018 of $2.31 per share, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $258.4 million.

At April 16, 2019, the issuer had outstanding 212,425,383 shares of Common Stock, par value $.001 per share.

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

(1)

PART I

ITEM 1. BUSINESS.

General

MariMed Inc. (“we”, “our”, “us”, “MariMed”, or the “Company”) is a leader in the emerging legal cannabis industry. During 2018, the Company made a strategic decision to transition from a professional management and advisory company that provides cannabis licensing, operational consulting, and real estate services, to a direct owner of cannabis licenses and operator of seed-to-sale operations.

The Company’s stock is quoted on the OTCQB market under the ticker symbol MRMD.

The Company currently provides ongoing management oversight or real estate services to six independent operations in six states – Delaware, Illinois, Maryland, Massachusetts, Nevada, and Rhode Island. Since entering the cannabis industry, the Company has demonstrated an excellent track record in managing state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of legal cannabis and cannabis-infused products.

It is the Company’s plan to ultimately consolidate the ownership of the six  operating entities under the MariMed banner. The Company has started the consolidation process which is at various stages of completion due to the respective state laws governing cannabis license ownership. Once the consolidation is completed, the Company will own, manage, and operate cultivation, manufacturing and retail dispensary operations in these states. Moreover, the Company plans to leverage its success of providing management oversight in these markets to expand into other states, while focusing on regulatory compliance, efficiency and product performance.

Recognizing the emergence of the global hemp market, in late 2018, the Company purchased $30 million of subordinated secured convertible debentures (the “GC Debentures”) from GenCanna Global Inc., a leading producer and distributor of agricultural hemp, cannabidiol (“CBD”) formulations, and hemp genetics (“GenCanna”). In February 2019, the Company converted the GC Debentures plus accrued interest through the conversion date into a 33.5% ownership interest in GenCanna on a fully diluted basis. Additionally, the Company established a wholly-owned subsidiary, MariMed Hemp Inc. in January 2019 to market and distribute hemp-derived CBD products across several vertical markets.

In addition, the Company has developed precision-dosed cannabis-infused products designed for specific medical conditions and related symptoms. These products are licensed under Company-owned brands such as Kalm Fusion™, Betty’s Eddies™, and Nature’s Heritage™, in the form of dissolvable strips, tablets, powders, microwaveable popcorn, fruit chews, and with more varieties in development. The Company also sublicenses several top brands including Lucid Mood™ disposable vape pens, Vitiprints™ printable dissolvable discs, and DabTabs™ revolutionary vaporization tablets infused with cannabis concentrates. The Company plans to continue licensing the best brands and products in the industry for distribution through its owned and client-leased dispensaries, as well as to other licensed producers in thousands of dispensaries across the country.

The Company’s operations have increased significantly over the past several years. For the year ended 2018:

●	Revenues increased 95% from approximately $6.1 million to $11.9 million;

●	Adjusted EBITDA (a non-GAAP financial measurement explained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) increased 53% from approximately $1.6 million to $2.4 million; and

●	Total assets increased 158% from approximately 32.2 million to $83.0 million.

These increases are in large part the result of the successes of Company-advised clients, whose revenues grew in excess of 50% from approximately $12.2 million to $18.5 million. As a result of the Company’s strategic decision to focus on owning and operating cannabis businesses, which will include the acquisition of these clients, management fees and rental income are expected to decline, and be replaced by significant operating revenues and earnings from the directly-owned seed-to-sale cannabis and hemp operations.

Over its short history, the Company has developed an excellent reputation for strong management in the cannabis industry. As a management company, MariMed’s clients have thrived and succeeded in their respective markets. The Company’s goal is to continue this success as it transitions from a manager and advisor to an owner of cannabis licenses and operator of cannabis businesses. The Company’s strengths can be summarized as follows:

Professional Management

We have had considerable success writing award-winning applications for clients applying for licenses in new and established legal cannabis states; creating and developing defined business, operating and security plans; sourcing real estate for cannabis facilities in receptive municipalities; and raising capital to purchase and develop facilities. These skills are important as the Company expands its footprint into new states on a direct ownership basis.

Development of State-of-the-Art Cannabis Facilities and Operations

We have constructed numerous cannabis facilities in several states utilizing and developing industry “best practices” in all of our facilities, and our clients’ seed-to-sale operations in multiple states are examples of operational excellence under our proven management processes and practices.

Cannabis Brand Creation

We have developed unique brands of precision-dosed cannabis-infused products which are currently licensed and distributed in cannabis-legal states. Going forward, the Company intends to continue expanding both its brand portfolio and the licensing of its branded products into additional states.

Investment in Hemp Production

Our direct ownership in GenCanna, which we believe will become one of the largest hemp producers in the United States by the year 2020, will help ensure the Company has access to a safe and reliable source of hemp-based CBD. The market for hemp-based CBD products is expected to grow significantly over the next several years;

Technological and Scientific Innovation

We are diligent in identifying and reviewing the latest sciences and processes applicable to the cultivation, distillation, production, packaging, securing, and distribution of cannabis and cannabis-infused products. We have obtained the highest quality cannabis strains and genetics. We are at the leading edge of patient education and physician outreach for cannabis, and we seek strategic relationships with companies that are at the forefront of extraction and distillation.

(2)

Consolidation Plans

The Company’s strategic shift involves the acquisition of the business operations and licenses of entities to which the Company provides advisory and real estate services. The following is an overview of the consolidation process:

Massachusetts

The Company successfully converted ARL Healthcare Inc. (“ARL”), its cannabis-licensed client, from a non-profit entity to a for-profit corporation with the Company as the sole shareholder. The Company now owns ARL and its cannabis licenses for cannabis cultivation, production and dispensing, with rights for up to nine statewide locations in both the medical and adult-use programs. The Company is constructing a 70,000 square foot state-of-the-art cultivation and production facility for ARL in New Bedford within the Company’s 138,000 square foot facility purchased in 2017. ARL’s manufactured cannabis products will be sold to licensed dispensaries throughout the state serving both the medical and adult-use markets.

The Company also owns a 22,700 square foot building in Middleborough in which a 10,000 square foot dispensary is planned to be open for business in May 2019. Furthermore, the Company intends to open two more dispensaries in the Boston area in 2019.

Maryland

The Company has entered into a memorandum of understanding to acquire Kind Therapeutics USA Inc. (“Kind”), its cannabis-licensed client that holds licenses for the cultivation, production, and dispensing of medical cannabis. The parties are finalizing a merger document to effectuate the transaction which is conditioned on the approval by the Maryland Medical Cannabis Commission, which is expected to occur in October 2019. Until then, the Company will continue to provide management and operational advisory services to Kind, whose operations are conducted within a 100,000 square foot cultivation and manufacturing facility within a Company-owed 180,000 square foot industrial building in Hagerstown. The large production capacity of this facility will enable the Company to take full advantage of a robust Maryland market consisting of over 100 planned dispensaries, most of which are not attached to a specific cultivator. Additionally, the Company has contracted to purchase a 9,000 square foot building in Anne Arundel County for the development of a dispensary, currently scheduled to open in late 2019.

Illinois

In October 2018, the Company entered into a purchase agreement to acquire the ownership interests of KPG of Anna LLC and KPG of Harrisburg LLC, the Company’s two cannabis-licensed clients that operate Company-built and owned medical marijuana dispensaries in the state of Illinois (both entities collectively, the “KPGs”), from the current ownership group of the KPGs. As part of this transaction, the Company will also acquire this ownership group’s interests in Mari Holdings IL LLC, the Company’s subsidiary which owns the real estate in which the KPGs’ dispensaries are located. The Company is currently awaiting approval for this transaction from the state, which is expected to be received in the near future. Additionally, the state is in the process of legalizing adult-use cannabis and will permit the Company to expand into two additional locations when such legalization occurs.

Nevada

In November 2018, the Company contracted to acquire 100% of the ownership interests of The Harvest Foundation LLC, the Company’s cannabis-licensed client in the state of Nevada (“Harvest”). The acquisition is conditioned upon the approval of the state cannabis commission which is in process. Harvest holds both medical and adult-use cannabis licenses, and operates in approximately 10,000 square feet of an industrial building that the Company leases and has built out into a cannabis cultivation facility.

Delaware

Delaware currently is a not-for-profit state with regard to the ownership of cannabis licenses. The Company provides comprehensive management and real estate services to First State Compassion Center (“FSCC”), the Company’s cannabis-licensed client which was awarded Delaware’s first ever seed-to-sale medical cannabis license, and owns two out of the four statewide licenses.

FSCC operates out of a Company-owned 47,000 square foot seed-to-sale facility in Wilmington, and a Company-leased 4,000 square foot retail location in Lewes. The Company has recently signed a lease with an option to purchase a 100,000 square foot building in Milford, with plans to build another cultivation and production facility to serve the state’s growing patient count.

The state is expected to allow “for-profit” ownership of cannabis licenses in the near future, at which time the Company will look to acquire FSCC and obtain ownership of the licenses and operations

Rhode Island

Rhode Island currently is a not-for-profit state with regard to the ownership of cannabis licenses. The Company is in negotiations to purchase the real estate which is leased to its cannabis-licensed client, the Thomas C. Slater Compassion Center (“Slater”). Subject to state approval, the Company intends to acquire the management company that oversees Slater’s operations. After these transactions are completed, the Company will generate real estate and management fees until the state allows “for-profit” ownership, which is expected to occur in 2020. At that time, the Company will seek to acquire Slater’s cannabis licenses and operations.

New Operations – Completed Transactions & Current Activities

GenCanna Global Inc.

In late 2018, the Company purchased the GC Debentures from GenCanna. In February 2019, the Company converted the GC Debentures plus accrued interest through the conversion date into common shares of GenCanna representing a 33.5% ownership interest in GenCanna on a fully diluted basis, and our CEO, Robert Fireman was appointed to GenCanna’s board of directors.

In December 2018, the 2018 Farm Bill (the “Farm Bill”) became law in the United States. Under the Farm Bill, industrial and commercial hemp is no longer classified as a Schedule I controlled substance, and explicitly allows interstate hemp commerce which will enable its legal transport and delivery across state lines.

(3)

GenCanna, based in Winchester, Kentucky, focuses on growing hemp with superior genetics and creating hemp-based products in accordance with the highest quality standards such as GMP (Good Manufacturing Practices) to ensure that wholesalers and consumers receive a consistent high-quality product to meet their wellness needs. GenCanna has also become a thought leader in the hemp industry, working closely with federal and local governmental regulatory authorities.

During the 2018 growing season, GenCanna had nearly 1,000 acres under contract and expects to increase that number significantly in 2019 in order to meet the growing demand for hemp-derived CBD. GenCanna is currently undertaking a major facility expansion in Kentucky in order to accommodate the rapid increase in production from the considerable increase in hemp acreage.

MariMed Hemp

To optimize its investment in GenCanna, the Company established MariMed Hemp Inc. in January 2019, a wholly-owned subsidiary to develop, market, and distribute hemp-based CBD brands and products, and to provide hemp producers with bulk quantities of hemp genetics and biomass. This entity is expected to offer a unique product line of high-quality hemp-based CBD wellness products eligible for distribution in all 50 states and reach a new customer base outside of the licensed-cannabis channel. This expansion into hemp-based CBD products reflects a growing consumer appetite for overall health and wellness products, and specifically those products which are CBD-based.

The rapid growth of legal cannabis and hemp-derived CBD markets presents a global paradigm shift and challenges to medical professionals and consumers who seek scientific knowledge and research regarding medical cannabis and hemp. Accordingly, in addition to the aforementioned objectives, one of MariMed Hemp’s priorities will be to provide credible research-based information about the health benefits of cannabis and hemp to medical providers and their patients, many of whom express a strong and growing appetite for knowledge on this topic. Armed with this knowledge, such healthcare professionals and consumers will be able to effectively and safely choose from a broad, and potentially confusing, range of cannabis products.

As part of its education initiative, the Company is assembling a Scientific Advisory Board (the “SAB”), that includes some of the world’s leading scientists and researchers focused on the scientific application of cannabis and hemp for health and wellness. The SAB’s goals will include the development of strategies to address the most widespread and debilitating medical and dietary conditions through the utilization of cannabis- and hemp-based therapies.

Meditaurus

To facilitate our drive for greater science and education, the Company entered into an agreement in February 2019 to acquire a 70% interest in Meditaurus LLC. Meditaurus was established by Dr. Jokubas Ziburkas, a leading authority on hemp-based CBD and the endocannabinoid system. Dr. Ziburkas holds a PhD in Neuroscience, and currently serves as Associate Professor of Neuroscience at the University of Houston, where his research focused on cannabinoid actions in the brain and novel treatments for neurological disorders. He has published over 20 peer-reviewed articles and book chapters, and is regarded as a thought leader in the global cannabis industry.

Meditaurus has developed proprietary formulations for hemp-derived CBD, and currently operates in Lithuania and Texas. Its Florance brand, recently launched in Germany, is marketed globally on their website. This transaction includes the commitment of Dr. Ziburkas to become the Chief Innovation Officer of MariMed, and to assist MariMed Hemp in the marketing and distribution of Florance and newly-developed products throughout the United States and Europe.

Pipeline Transactions

MariMed is actively pursuing other growth opportunities to expand its asset portfolio in the medical and adult-use cannabis industries. While no assurance can be given that any of these opportunities will materialize, the Company is currently in various stages of dialog to invest in or acquire several domestic and foreign entities, along with such entities’ licenses, brands and operations.

We are not disclosing the details of these pipeline transactions in order to maintain confidentiality. We will disclose such transactions when they are consummated.

Corporate History

The Company was originally incorporated in the state of Delaware in January 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly Worlds.com Inc.) under the name Worlds Online Inc. In May 2011, Worlds Inc. commenced the spin-off of the Company, which was consummated after Securities and Exchange Commission (“SEC”) review in May 2012.

(4)

The Company’s initial ticker symbol was WORX, and since inception, the Company has operated an online portal that offers multi-user virtual environments to users. Over time, however, this business model declined, and consequently it has had insignificant operating activity since 2014. All of the underlying patents as well as the Company’s license agreement from Worlds Inc. with respect thereto have expired, and we do not expect to be engaged in this business.

In early 2014, the Company transitioned its operational focus to the emerging cannabis industry. In order to quickly gain traction into this new space, in May 2014, the Company, through its wholly-owned subsidiary MariMed Advisors Inc., acquired Sigal Consulting LLC (“Sigal”), a company operating in the cannabis industry.

The purchase price paid to the former owners of Sigal consisted of (i) an aggregate amount of the Company’s common stock equal to 50% of the outstanding shares on the closing date of September 29, 2014, (ii) options to purchase three million shares of the Company’s common stock, exercisable over five years with exercise prices ranging from $0.15 to $0.35, and (iii) a 49% ownership interest in MariMed Advisors Inc.

During the first half of calendar 2017, the Company changed its name to MariMed Inc. and its ticker symbol to MRMD. Also during this time, the number of authorized shares of the Company’s common and preferred stock were increased to 500 million and 50 million, respectively, and the Company purchased the remaining 49% interest in MariMed Advisors Inc. in exchange for 75 million shares of common stock.

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

In July 2018, the Company entered into a purchase agreement to acquire AgriMed Industries of PA LLC (“AgriMed”), an entity that holds a Pennsylvania license for the cultivation of cannabis and cannabis products that can be wholesaled to medical marijuana dispensaries within the state. In February 2019, the Company filed a complaint against AgriMed for specific performance of their obligations under the purchase agreement.

In August 2018, the Company purchased a 23% ownership interest in CVP Worldwide LLC d/b/a Sprout, an entity that provides a customer relationship management and marketing platform, branded under the name Sprout, specifically designed for companies in the cannabis industry.

In August 2018, the Company obtained the exclusive worldwide license from Vitiprints LLC to sublicense, use, develop, promote, sell or otherwise commercialize in any way a proprietary technology that produces precision-dosed cannabis products at multiple combinations of cannabinoids, terpenes, and nutrients, into a paper-thin, low-calorie, fast-absorbing product that is delivered sublingually, transdermally, or by drinking when dissolved in liquid, all at scale and at exceedingly reduced cost.

(5)

During the period September 2018 to November 2018, in a series of investments, the Company purchased an aggregate of $30 million of subordinated secured convertible debentures of GenCanna. In February 2019, the Company converted the debentures plus accrued interest through the conversion date into a 33.5% equity interest on a fully diluted basis.

In October 2018, the Company entered into a purchase agreement to acquire KPG of Anna LLC and KPG of Harrisburg LLC, the Company’s two cannabis-licensed clients that operate medical marijuana dispensaries in the state of Illinois (both entities collectively, the “KPGs”). As part of this transaction, the Company will also acquire the remaining minority interests of Mari Holdings IL LLC, the Company’s subsidiary that owns the real estate where the KPGs’ two dispensaries are located, from the KPGs’ current ownership group. The parties are currently awaiting state approval of the transaction which is expected to be received in April 2019.

In October 2018, the Company’s cannabis-licensed client in Massachusetts, ARL Healthcare Inc. (“ARL”), filed a plan of entity conversion with the state to convert from a non-profit entity to a for-profit corporation, with the Company as the sole shareholder of the for-profit corporation. ARL holds three cannabis licenses from the state of Massachusetts for the cultivation, production and dispensing of cannabis. In November 2018, the Company received written confirmation of state approval of the conversion plan from the state, making ARL a wholly-owned subsidiary of the Company.

In November 2018, the Company entered into an agreement to acquire The Harvest Foundation LLC, the Company’s client awarded a cannabis license for cultivation in the state of Nevada. The acquisition is conditional upon state approval which is expected to occur in May 2019.

In December 2018, the Company made a $500,000 investment in Iconic Ventures Inc. which has developed DabTabs™, a revolutionary product that consists of a convenient portable tablet that delivers precise dosing and acts as a storage system for full spectrum cannabinoid vaporization. Additionally, the Company secured the exclusive distribution rights for six states and is in the process of beginning distribution in the state of Maryland.

In December 2018, the Company executed a memorandum of understanding to merge with its cannabis-licensed client in Maryland, Kind Therapeutics LLC. A merger agreement is currently being drafted for this transaction, which is intended to qualify as a tax-deferred reorganization under the Internal Revenue Code. The parties expect the merger agreement to be finalized, and the transaction approved by the state legislature in the fourth quarter of calendar 2019.

Business Activities

As previously described, the Company is in the process of transitioning from a fee for service business to a direct owner and operator of cannabis businesses across six states – DE, IL, NV, MD, MA, and RI. The Company has played a key role in the successes of these entities, from the securing of cannabis licenses to the development of facilities and providing operational guidance. Accordingly, the Company believes it is well suited to manage the continuing growth of these operations which the Company intends to ultimately own, recognizing that current ownership laws require modification in a subset of these locations.

A key reason for completing this transition is to present a simpler, more transparent financial picture to the investor community. Once the consolidation is complete, our financial statements will provide a clearer picture of the revenues, earnings, and other financial metrics that the Company is generating, rather than the current fee-for-service revenue model that reports only consulting and management fees, but obscures the true size of the Company’s overall business

Our team has developed state-of-the-art regulatory-compliant facilities which are models of excellence in horticultural principles, cannabis production, product development, and dispensary operations. We have developed proprietary operating processes and procedures that employ industry best practices. The Company intends to use its past success and expertise in applying for state regulated cannabis licenses to expand the footprint across the United States.

In addition, we are at the forefront of precision-dosed branded cannabis and hemp-derived products for the treatment of specific medical conditions. We currently enable our licensees to manufacture and distribute our branded products in ten states, and are expanding licensing and distribution to additional markets, encompassing thousands of dispensaries and additional retail outlets.

Cannabis remains a Controlled Substance under federal law which makes conventional funding difficult to obtain. However, the Company has thus far been successful in raising growth capital from private investors and funds.

The Company has developed a brand of cannabis-infused products that are designed to be precision-dosed for specific medical conditions and symptoms. These products are developed by the Company in cooperation with state-licensed facilities and operators who meet the Company’s strict standards, including natural— not artificial or synthetic — ingredients. We license our product formulations only to knowledgeable manufacturing professionals who agree to adhere to our precise scientific formulations using our trademarked product recipes.

The Company’s investment in one of the largest hemp producers in the US, GenCanna, and the introduction of MariMed Hemp, only solidifies the Company’s position as an industry thought leader.

(6)

Business Structure

The Company’s business has historically involved creating private limited liability companies to purchase real estate for the development of cultivation, processing, and dispensing facilities. These single-state LLCs are on occasion jointly owned by the Company and investors, with the share of ownership and the allocation of return negotiated on a deal specific basis. This structure was employed successfully in projects in Delaware, Illinois, Massachusetts, Maryland, and Nevada.

As of December 31, 2018, the Company developed and provided operational oversight to clients operating six cannabis facilities in Delaware, Illinois, Nevada, and Maryland, with five additional facilities currently being developed in Maryland and Massachusetts. The Company has also assisted clients to develop additional licensed facilities in other state licensed-programs.

However, as previously mentioned, the Company is currently in the process of acquiring its clients’ licenses and operations. Once these acquisitions are complete, it is anticipated that all of these facilities and operations will be wholly-owned by the Company.

Alliances

The Company has entered into a licensing agreement with Tikun Olam USA, the first developer of medical cannabis products in Israel. The agreement provides the Company with the ability to sublicense certain medical cannabis genetics developed in Israel to our Delaware and Maryland clients.

A strategic relationship and licensing agreement between the Company and Chooze Corp. has made the Company the leading revenue generator in the United States for Chooze’s cannabis-infused mood-enhancing products such as Lucid Mood™.

The Company also has a strategic relationship and exclusive distribution agreement with The Healer, an entity featuring products developed by Dr. Dustin Sulak, a nationally renowned cannabis practitioner. Dr. Sulak was recently featured on CNN’s series with Dr. Sanjay Gupta on how cannabis can help patients addicted to opioids. The Healer’s whole-plant filtration process is at the core of Dr. Sulak’s quality formulations in The Healer’s products, which the Company has funded and marketed in the Maryland Medical Cannabis program. The Healer’s instore training to patient assistants and patients has been very successful in Maryland, and it intends to roll out this program in Delaware, Massachusetts, and several other states.

As previously mentioned, the Company has entered into an exclusive agreement to sublicense the innovative DabTabs™ portable tablets that deliver convenient, precisely-dosed full spectrum cannabinoid vaporization.

The Company’s investment in Sprout, a customer relationship management and marketing platform designed for companies in the cannabis industry, will potentially connect the Company to hundreds of legal cannabis dispensaries. The Company intends to work with these dispensaries and Sprout to develop a database of patients that utilize cannabinoid medicines for their health and wellness, and which will allow interaction with these patients for marketing and education.

Competition

The Company is in a state of transition that we expect will make it one of the more prominent multi-state cannabis companies in the industry. While we have a competitive advantage – as we have incubated our clients and supported their growth from bottom up, and we have built our own brands and products – the capital currently being raised by competing companies on the Canadian Stock Exchange and through other means has created new multi-state operators who are investing millions of dollars to purchase licensed facilities in the United States.

Additionally, while Company has a comprehensive suite of products and services for the cannabis industry, we face competition from companies of varying sizes and geographic reach, who produce and sell products similar to ours. Some of these companies provide a subset of our product and service offerings, while others are able to provide an equivalent level of the products and services offered by the Company. Our sales could be reduced significantly if our competitors develop and market products that are more effective, more convenient, or are less expensive than our products. Going forward, as cannabis and hemp products become more mainstream and have greater acceptance, it is likely that larger and more established companies, with greater available resources including name recognition and national distribution networks, will enter the field. At the same time, we believe the emerging cannabis industry is growing at such a pace that there are more opportunities available than current cannabis businesses can support. With abundant opportunities, our Company at times works with others to insure a positive image in new and emerging states. Until recently, the black market and illegal cannabis traffickers that controlled this industry years ago from the shadows are a lesser competitive threat as such groups are diminishing.

(7)

Intellectual Property

The Company has currently filed for trademark protection for its branded product lines.

Our proprietary processing, and manufacturing techniques and technologies, while not patented at this time, are kept strictly confidential. We enter into and enforce confidentiality agreement with key employees and consultants to protect our IP and general know-how.

Employees

As of December 31, 2018, the Company expanded to a total of 28 employees, all of which were full-time. We retained a variety of supporting consultants and oversaw many employees of the cannabis-licensees we advise to implement our policies and procedures. Upon successful completion of the consolidation of business operations, the Company expects to add upwards of 400 additional employees.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks, including but not limited to those set forth below. Our operations and performance could also be subject to risks that do not exist as of the date of this report but emerge thereafter as well as risks that we do not currently deem material.

Risks related to our operations

Marijuana remains illegal under federal law.

Marijuana remains illegal under federal law. It is a Schedule I controlled substance. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana trumps state laws that legalize its use for even medicinal purposes. At present the states are standing tall against the federal government, maintaining existing laws and passing new ones in this area. States continue to exert this freedom notwithstanding Attorney General Sessions officially leaving prosecution discretion against state licensed cannabis facilities to local US Attorneys district by district, which position has yet to be addressed by Attorney General Barr. This was a change from the Obama administration which under Attorney General Holder, had a policy decision to allow states to implement these laws and not prosecute anyone operating in accordance with applicable state law. The United States House of Representatives continues to not fund in the budget any funds for the Department of Justice to prosecute state compliant licensed cannabis companies. However, we continually face election cycles, and a new administration or the United States Congress could introduce a less favorable policy. A change in the federal attitude towards enforcement could cripple the industry. However, the medical marijuana industry is our primary target market, and if this industry was unable to operate, we would lose the majority of our potential clients, which would have a significantly negative impact on our business, operations and financial condition.

Our continued growth is dependent on additional states legalizing marijuana.

Continued development of the marijuana market is dependent upon continued legislative authorization of marijuana at the state level for medical and adult recreational use. Any number of factors could slow or halt the progress. Further, progress, while encouraging, is not assured and the process normally encounters set-backs before achieving success. While there may be ample public support for legislative proposal, key support must be created in the legislative committee or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of marijuana for medical and/or recreational purposes, which would limit the market for our products and negatively impact our ability to grow into other states.

(8)

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

The medical cannabis industry faces strong opposition from traditional medicines.

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

As discussed above, the use of marijuana is illegal under federal law. Therefore, there are banks that will not accept for deposit funds from sale of cannabis and may choose not to do business with our clients. While a member of the United States Congress has stated he will seek an amendment to banking regulations and laws in order to allow banks to transact business with state-authorized medical marijuana businesses, there can be no assurance his legislation will be successful, that banks will decide to do business with medical marijuana retailers, or that in the absence of legislation state and federal banking regulators will not create issues on banks handling funds generated from an activity that is illegal under federal law. Notwithstanding, the Company has been able to secure state-chartered banks that are in compliance with federal law and provide certain banking services to companies in the cannabis industry. The inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to purchase our products and services.

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

Growth of our business may place a significant strain on our management systems and resources and may require us to implement new operating and financial systems, procedures and controls. Our failure to manage our growth and expansion could adversely affect our business, results of operations and financial condition. Failure to implement new systems effectively or within a reasonable period of time could adversely affect our business, results of operations and financial condition. The Company is constantly looking to add additional qualified talent to the management team to support its growth, but there is no assurance we will be successful in identifying and/or hiring such people.

The market may not readily accept our products.

Demand and market acceptance for our licensed branded new cannabis infused products are subject to a high level of uncertainty. The successful introduction of any new product requires a focused, efficient strategy to create awareness of and desire for the products. For example, in order to achieve market acceptance for our marijuana products we will need to gain market and patient acceptance. Despite management’s efforts to gather data before introducing new products as a means to minimize the risk of product non-acceptance, no assurance can be given that our efforts will be successful.

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

(9)

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

The success of our business is currently dependent, in large part, on the personal efforts of Messrs. Robert Fireman, Jon R. Levine, and Timothy Shaw, our chief executive officer, chief financial officer, and chief operating officer, respectively. The loss of their services could have a material adverse effect on our business. The success of our business is currently dependent, in large part, upon our ability to hire and retain additional qualified management, marketing, technical, financial, and other personnel if and when our growth so requires. Competition for qualified personnel is intense and we may not be able to hire or retain such additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on our ability to grow our business and operations.

In order to sustain and grow our business, we must be able to enhance our existing products and develop and introduce new products and services to respond to changing market demand.

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

(10)

We face competition from entities with greater resources than we have.

There is potential that the Company will face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources and experience than the Company. Increased competition by larger and better-financed competitors could materially and adversely affect the business, financial condition, results of operations or prospects of the Company.

Because of the early stage of the industry in which the Company operates, the Company expects to face additional competition from new entrants. To become and remain competitive, the Company will require research and development, marketing, sales and support. The Company may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis which could materially and adversely affect the business, financial condition, results of operations or prospects of the Company.

The introduction of a recreational model for cannabis production and distribution may impact the medical marijuana market. The impact of this potential development may be negative for the Company, and could result in increased levels of competition in its existing medical market and/or the entry of new competitors in the overall cannabis market in which the Company operates.

A change in federal laws regarding the classification of cannabis as a controlled substance, interstate cannabis commerce, banking for entities in the cannabis industry, or other related regulations may have a significant influence on the Company’s business.

Results of clinical research, if unfavorable, could have a negative impact on the industries in which we operate and consequently on our business model.

Research in Canada, the U.S. and internationally regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as CBD and THC) remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although the Company believes that the articles, reports and studies support its beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Future research studies and clinical trials may reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to cannabis, which could have a material adverse effect on the demand for the Company’s products with the potential to lead to a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

Anti-money laundering laws and regulations can limit our ability to access financing and hamper our growth.

The Company is subject to a variety of laws and regulations domestically and in the United States that involve money laundering, financial recordkeeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), the Criminal Code (Canada), as amended and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada.

In February 2014, the Financial Crimes Enforcement Network (“FCEN”) of the U.S. Department of the Treasury issued a memorandum providing instructions to banks seeking to provide services to marijuana related businesses (the “FCEN Memo”). The FCEN Memo states that in some circumstances, it may not be appropriate to prosecute banks that provide services to marijuana-related businesses for violations of federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on Cannabis-related violations of the CSA. It is unclear at this time whether the current administration will follow the guidelines of the FCEN Memo. Under U.S. federal law, banks or other financial institutions that provide a Cannabis-related business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.

We face the prospect of claims of product liability if anyone is harmed by our products.

The Company’s products will be produced for sale directly to end consumers, and therefore there is an inherent risk of exposure to product liability claims, regulatory action and litigation if the products are alleged to have caused loss or injury. In addition, the production and sale of the Company’s products involves the risk of injury to end users due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human or animal consumption of the Company’s products alone or in combination with other medications or substances could occur. The Company may be subject to various product liability claims, including, among others, that its products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. While the Company has product liability insurance coverage in place and works with third party providers to ensure they do as well, a product liability claim or regulatory action against the Company could result in increased costs, could adversely affect the Company’s reputation, and could have a material adverse effect on its business and operational results.

We are subject to compliance with environmental regulations which can be onerous and costly.

The Company's operations are subject to environmental regulation in the various jurisdictions in which it operates. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company’s operations.

Government environmental approvals and permits are currently, and may in the future, be required in connection with the Company’s operations. To the extent such approvals are required and not obtained, the Company may be curtailed or prohibited from implementing its proposed business activities or from proceeding with the development of its operations as currently proposed.

Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. The Company may be required to compensate those suffering loss or damage due to its operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations which could have a material adverse effect on its business and operational results.

We are subject to potential risks related to, and arising from, acquiring companies.

The Company is in the process of acquiring several companies and intends to acquire other companies in the future. There are risks inherent in any such acquisition. Specifically, there could be unknown or undisclosed risks or liabilities of such companies for which the Company is not sufficiently indemnified. Any such unknown or undisclosed risks or liabilities could materially and adversely affect the Company’s financial performance and results of operations. The Company could encounter additional transaction and integration related costs or other factors such as the failure to realize all of the benefits from such acquisitions. All of these factors could cause dilution to the Company’s earnings per share or decrease or delay the anticipated accretive effect of the acquisition and cause a decrease in the market price of the Company’s securities. The Company may not be able to successfully integrate and combine the operations, personnel and technology infrastructure of any such acquired company with its existing operations. If integration is not managed successfully by the Company’s management, the Company may experience interruptions in its business activities, deterioration in its employee and customer relationships, increased costs of integration and harm to its reputation, all of which could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company may experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration of any such acquired companies may also impose substantial demands on the Management. There is no assurance that these acquisitions will be successfully integrated in a timely or cost-efficient manner, or at all.

In the event we are sued for any reason, we would face potential cost and interference with our business operations.

The Company is, and may from time to time become, party to litigation in the ordinary course of business which could adversely affect its business. Should any litigation in which the Company is, or becomes, involved be determined against the Company, such a decision could adversely affect the Company’s ability to continue operating. Even if the Company is involved in litigation and wins, litigation can redirect significant Company resources. Litigation may also create a negative perception of the Company’s brand.

(11)

Risks related to our common stock

Possible issuances of our capital stock would cause dilution to our existing shareholders.

We currently have approximately 212.4 million shares of common stock outstanding and we are authorized to issue up to 500 million shares. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. In addition, we are authorized to issue up to 50 million shares of preferred stock that our board of directors can issue under any terms it wants and without any shareholder approval.

The exercise or conversion of outstanding warrants and options into common stock will dilute the percentage ownership of our other shareholders. The sale of such common stock or other common stock in the open market could adversely affect the market price of our common stock.

As of December 31, 2018, there were 8,310,000 and 10,606,211 of potentially dilutive securities in the form of options and warrants, respectively. Also as of such date, there were $350,000 of convertible promissory notes, and approximately $8.6 million of convertible debentures payable, that were potentially dilutive and whose conversion into common stock is based on a discount to the market value of common stock on or about the future conversion dates. More convertible securities will likely be granted in the future to our officers, directors, employees or consultants and as part of future financings. The exercise of outstanding stock options and warrants and conversion of notes and debentures will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the private or public markets could adversely affect the prevailing market price of our common stock.

Potential Volatility of Common Share Price

The market price of the Company’s common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of the common stock to fluctuate include:

(a)	the public’s reaction to the Company’s press releases, announcements and filings with regulatory authorities and those of its competitors;

(b)	fluctuations in broader stock market prices and volumes;

(c)	changes in market valuations of similar companies;

(d)	investor perception of the Company, its prospects or the industry in general;

(e)	additions or departures of key personnel;

(f)	commencement of or involvement in litigation;

(g)	changes in the regulatory landscape applicable to the Company, the dietary supplement and/or the cannabis and hemp industries;

(h)	media reports, publications or public statements relating to, or public perceptions of, the regulatory landscape applicable to the Company, the cannabis or the hemp industry, whether correct or not;

(i)	announcements by the Company or its competitors of strategic alliances, significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

(j)	variations in the Company’s quarterly results of operations or cash flows or those of other comparable companies;

(k)	revenues and operating results failing to meet the expectations of securities analysts or investors in a particular period;

(12)

(l)	changes in the Company’s pricing policies or the pricing policies of its competitors;

(m)	future issuances and sales of the Company’s common stock;

(n)	sales of the Company’s common stock by insiders of the Company;

(o)	third party disclosure of significant short positions;

(p)	demand for and trading volume of the Company’s common stock;

(q)	changes in securities analysts’ recommendations and their estimates of the Company’s financial performance;

(r)	short-term fluctuation in stock price caused by changes in general conditions in the domestic and worldwide economies or financial markets; and

(s)	the other risk factors described in this section or other sections of this 10-K.

The realization of any of these risks and other factors beyond the Company’s control could cause the market price of the common stock to decline significantly.

In addition, broad market and industry factors may harm the market price of the Company’s common stock. Hence, the price of the common stock could fluctuate based upon factors that have little or nothing to do with the Company, and these fluctuations could materially reduce the price of the common stock regardless of the Company’s operating performance. In the past, following a significant decline in the market price of a company’s securities, there have been instances of securities class action litigation having been instituted against that company. If the Company were involved in any similar litigation, it could incur substantial costs, Management’s attention and resources could be diverted and it could harm the Company’s business, operating results and financial condition

The Company has no plans to pay dividends on our common stock.

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

(13)

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company currently owns and leases the following properties throughout the United States.

Wilmington, Delaware

The Company owns a 45,000 square foot facility on 2.25 acres within a fenced-in business park which we purchased in September 2016 and developed into a cannabis cultivation, processing, and dispensary facility. The facility is leased to a cannabis licensee company occupying 100% of the space under a 20-year triple net lease expiring in 2035.

Lewes, Delaware

The Company leases 4,000 square feet of retail space in a newly-built multi-use building. This five-year lease with a five-year option to extend the term commenced in October 2016. We built out the space into a cannabis dispensary which is sub-leased to the same licensed cannabis company occupying the Wilmington facility, under a five-year triple net lease with a five-year option to extend.

Milford, Delaware

In March 2019, the Company entered into a lease of a 100,000 square foot warehouse that it intends to build into a cultivation and processing facility. The lease term is 10 years, with an option to extend the term for three additional five-year periods. Construction of the first 60,000 square feet has commenced and is estimated to be completed by October 2019.

Anna, Illinois

In March 2016, the Company finalized construction of a 3,400 square foot free-standing retail dispensary on an acre of land. The facility is leased to a licensed cannabis dispensary under a 20-year lease expiring in 2036.

Harrisburg, Illinois

The Company finalized construction on a 3,400 square foot free-standing retail dispensary on an acre of land in February of 2016. The facility is leased to the same licensed cannabis tenant occupying the Anna facility under a 20-year lease expiring in 2036.

Hagerstown, Maryland

In January 2017, the Company purchased a long-standing 180,000 square foot former manufacturing facility. The building, which had remained vacant over a decade, was rehabilitated by the Company into a cultivation and processing facility for a licensed cannabis tenant under a 20-year triple net lease that started in January 2018.

Clark, Nevada

The Company is leasing approximately 10,000 square feet of an industrial building that we built out into a cannabis cultivation facility. This facility is subleased to a licensed cannabis company under a sub-lease which is coterminous with the Company’s lease for 10 years expiring in 2024.

New Bedford, Massachusetts

In November 2017, the Company purchased a 138,000 square foot industrial property located on 21.95 acres within the New Bedford Industrial Park. Approximately half of the available square footage is leased to a non-cannabis manufacturing company under a five-year lease. The Company is developing the remaining half of the building into a cannabis cultivation and processing facility which is leased to ARL, our wholly-owned cannabis licensee under a 20-year triple net lease, the term of which will start after the completion of construction, which is estimated to occur in May 2019.

Middleborough, Massachusetts

In July 2017 the Company purchased a 22,700 square foot retail and warehouse building located on the main street of this municipality. We have constructed a 10,000 square foot retail dispensary which will be leased to the same cannabis licensee that leases our New Bedford facility under a 20-year lease starting mid-2019.

Norwood Massachusetts

The Company’s corporate offices are located in Norwood, Massachusetts. This 10,000 square foot space is under a 10-year lease expiring in 2028 with a related party which contain a 5-year extension option.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

(14)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock began trading on the OTC Bulletin Board on May 2012 under the initial ticker symbol WORX. In June 2017, concurrent with the change of the Company name to MariMed Inc., the ticker symbol was changed to MRMD.

The Company’s common stock currently trades on the OTCQB market under the MRMD ticker symbol.

Stockholders

As of April 16, 2019, we had 745 shareholders of record and 212,425,383 outstanding shares of common stock.

Dividends

We have never declared or paid a dividend on our common stock, and we do not anticipate paying cash or other dividends in the foreseeable future.

Recent Sales of Unregistered Securities

All of the securities described below were issued to accredited investors in private transactions not involving a public offering or the payment of commissions, and were exempt from registration pursuant to Sections 4(2) and Regulation D of the Securities Act of 1933, as amended.

Common Stock

During the year ended December 31, 2018 the Company sold 19,188,980 shares of common stock at prices ranging from $0.50 to $3.00 per share, resulting in total proceeds of $31.8 million. Also during this period, the Company issued 3,420,526 shares of common stock in exchange for services rendered by third-parties or to otherwise settle outstanding obligations.

Common Stock Subscribed But Not Issued

At December 31, 2018, there were outstanding subscriptions on 79,136 shares of common stock related to the settlement of a previously issued promissory note with a principal balance of $50,000 and accrued interest of $1,454. Also outstanding on such date were subscriptions on 18,000 shares of common stock, equivalent to an aggregate amount of $74,160, for the payment of rent for the months of September 2018 through January 2019 for a leased property in Massachusetts.

(15)

Stock Options

During the year ended December 31, 2018, the Company issued options to purchase 4.72 million shares of common stock at exercise prices ranging from $0.14 to $3.73 and expiring between December 2020 and November 2024.

During the year ended December 31, 2018, options to purchase 760,000 shares of common stock were exercised at exercise prices ranging from $0.08 to $0.63 per share. Of the total exercised, (i) 460,000 options were exercised on a cashless basis, with the exercise prices paid via the surrender of 105,398 shares of common stock, and (ii) 300,000 options were exercised resulting in aggregate exercise proceeds to the Company of $39,000.

Warrants

During the year ended December 31, 2018, the Company issued warrants to purchase 8,661,137 shares of common stock at exercise prices ranging from $0.20 to $5.50 per share. These warrants generally expire three or five years from issuance date.

During the year ended December 31, 2018, warrants to purchase 2,300,237 shares of common stock were exercised, at exercise prices ranging from $0.10 to $1.75 per share. Of the total exercised, (i) 1,000,000 warrants were exercised on a cashless basis, with the exercise prices paid via the surrender of 157,527 shares of common stock, and (ii) 1,300,237 were exercised providing the Company with exercise proceeds of approximately $384,000 in the aggregate.

Convertible Debt

In October and November 2018, as disclosed in the notes accompanying the Company’s audited financial statements, the Company sold an aggregate of $10,000,000 convertible debentures bearing interest at the rate of 6% per annum that mature three years from issuance, with a 1% issue discount, resulting in net proceeds to the Company of $9,900,000 (the “$10M Debentures”).

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

(16)

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2018 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	3,400,000	$0.24	0
Equity compensation plans not approved by stockholders	4,445,000	$1.87	35,130,000
Total	7,845,000		35,130,000

In 2018, the Company’s board of directors adopted the 2018 Stock Award and Incentive Plan which allows for the grants of up to 40 million shares of options, restricted stock and/or other awards, as defined in the plan, with a limit to the number of incentive stock option grants. This plan shall be presented to the Company’s shareholders for approval at the next annual meeting of shareholders. The 4,445,000 securities to be issued under this plan were comprised of stock options granted to employees and directors of the Company from January 2018 to December 2018. Such options provide the grantees with the ability to purchase an aggregate of 4.445,000 shares of the Company’s common stock at exercise prices ranging from $0.14 to $3.725 per share, expiring three to five years from date of grant.

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

(17)

Overview

General

We are a leader in the emerging legal cannabis industry. We provide ongoing management oversight and/or real estate services to independent cannabis-licensed operations in six states. We are experts in the development, operation, management and optimization of cannabis cultivation, production, and dispensing facilities.

During 2018, we made a strategic decision to transition from a professional management company that provides cannabis licensing, operational consulting, and real estate services, to a direct owner of cannabis licenses and an operator of seed-to-sale operations. During 2019 and beyond, we plan to acquire the cannabis licenses of the companies that we currently advise, and consolidate their operations under the MariMed banner. Additionally, we intent to leverage our success of providing management and operational oversight to expand into other states.

Currently, our facilities are leased to our cannabis-licensed clients. Our team acquires land and/or real estate for the purpose of developing state-of-the-art, regulatory-compliant legal cannabis facilities. These facilities are models of excellence in horticultural principals, cannabis production, product development, and dispensary operations. In addition to these real estate services, we provide our clients with operational oversight, and with legal, accounting, human resources, and other corporate and administrative services.

The Company also provides industry-leading expertise and consultative services in all aspects of cannabis licensing procurement. To date, the Company has secured, on behalf of its clients, 11 cannabis licenses across five states—two in Delaware, two in Illinois, one in Nevada, three in Maryland and three in Massachusetts. Accordingly, we have operating facilities open or under development in the cities of Wilmington, Lewes, and Milford in Delaware; the cities of Anna and Harrisburg in Illinois; Clark county in Nevada; Arundel county and the city of Hagerstown in Maryland; and the cities of New Bedford, Norwood and Middleborough in Massachusetts. In total, we have developed in excess of 300,000 square feet of seed-to-sale cannabis facilities.

Please refer to the section above entitled Item 2. Properties for a description of our active and currently in-development facilities.

In addition to our advisory and real estate services, we are at the forefront of the development of precision-dosed, cannabis-infused products. Our proprietary branded products are comprised of Kalm Fusion™, designed for the treatment of specific medical conditions and related symptoms, Betty’s Eddies™, the recently acquired recreational-leaning brand of fruit chews, and Nature’s Heritage™, the newest member of the MariMed family of brands, consisting of organic products created from the finest seed lineages which we believe are “The best cannabis Mother Earth has to offer®”.

The Company also has exclusive sublicensing rights in certain states to distribute vaporizer pens developed by Lucid Mood™, clinically-tested medicinal cannabis strains developed in Israel by world-renowned Tikun Olam™, Vitiprints™ printable dissolvable discs, and DabTabs™ revolutionary vaporization tablets infused with cannabis concentrates. The Company continues to be committed to the licensing and distribution of branded cannabis products in states across the country and beyond.

As of this filing, we have begun to execute on our strategy to evolve the Company into a direct cultivator, producer, and dispenser of cannabis and cannabis-related products, which we anticipate will significantly increase our revenues, profitability and overall operations. We have also made a significant investment in GenCanna, one of the top US producers of hemp-derived CBD. In January 2019, we established a new subsidiary focused solely on the development and distribution of CBD-infused products from hemp that, pursuant to the 2018 Farm Bill, have been removed as criminal under the Controlled Substances Act. The following paragraphs highlight our efforts to date, which include the progress made on our recently announced strategic initiative to consolidate the operations of our cannabis-licensed clients and to acquire cannabis licensees in other states.

In May 2018, the Company acquired iRollie LLC, a manufacturer of branded cannabis products and accessories for consumers, and custom product and packaging for companies in the cannabis industry.

In July 2018, the Company entered into a purchase agreement to acquire AgriMed, an entity that holds a license from the state of Pennsylvania for the cultivation of cannabis and cannabis products that can be wholesaled to medical marijuana dispensaries within the state. In February 2019, the Company filed a complaint against AgriMed for specific performance of their obligations under the purchase agreement.

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

(18)

During the period September to November 2018, pursuant to a subscription agreement, the Company purchased the “GC Debentures of GenCanna, a producer and distributor of agricultural hemp, CBD formulations, hemp genetics, and hemp products. The GC Debentures bear interest at a compounded rate of 9% per annum and mature three years from issuance. The Company was granted a senior security interest on certain assets of GenCanna equal in value to 100% or more of the principal and accrued interest on the GC Debentures. Additionally, the Company was granted certain other rights including rights of inspection, financial information, and participation in future security offerings of GenCanna. In February 2019, the Company converted the GC Debentures plus accrued interest through the conversion date into common shares of GenCanna representing a 33.5% ownership interest in GenCanna on a fully diluted basis, and our CEO, Robert Fireman was appointed to GenCanna’s board of directors.

In October 2018, the Company entered into a purchase agreement to acquire the ownership interests of the KPGs, the Company’s two cannabis-licensed clients that operate medical marijuana dispensaries in the state of Illinois, from the current ownership group of the KPGs (the “Sellers”). As part of this transaction, the Company will also acquire all of the minority interests of Mari-IL, the Company’s subsidiary which owns the real estate in which the KPGs’ dispensaries are located from the Sellers. The purchase price of 1,000,000 shares of the Company’s common stock shall be issued to the Sellers upon the closing of the transaction, which is dependent upon, among other closing conditions, the approval by the Illinois Department of Financial and Professional Regulation which is expected to be received by June 2019. After the transaction is effectuated, the KPGs and Mari-IL will be wholly-owned subsidiaries of the Company.

In October 2018, the Company’s cannabis-licensed client in Massachusetts, ARL, filed a plan of entity conversion with the state to convert from a non-profit entity to a for-profit corporation. ARL holds three cannabis licenses from the state of Massachusetts for the cultivation, production and dispensing of cannabis. In November 2018, the Company received written confirmation of legislative approval of the conversion plan from the state, making ARL a wholly-owned subsidiary of the Company. In conjunction with the approval of the conversion plan, the Company elected its current COO, Timothy Shaw, to serve as ARL’s sole board member.

In November 2018, the Company issued a letter of intent to acquire the ownership interests of The Harvest Foundation LLC, the Company’s cannabis-licensed client in the state of Nevada. The parties intend to negotiate a definitive agreement governing the acquisition as soon as practicable following the satisfactory completion of due diligence. The acquisition is conditioned upon the appropriate legislative approval of the transaction.

In December 2018 , the Company made a $500,000 investment in Iconic Ventures Inc based upon their revolutionary new product DabTabs™. MariMed secured the exclusive distribution rights for six states and is in the process of beginning distribution in the state of Maryland.

In December 2018, the Company executed a memorandum of understanding to merge with its cannabis-licensed client in Maryland, Kind Therapeutics LLC. A merger agreement is currently being drafted for this transaction, which is intended to qualify as a tax-deferred reorganization under the Internal Revenue Code. The parties expect the merger agreement to be finalized, and the transaction approved by the state legislature in late 2019.

(19)

Revenues

Our revenues are currently comprised of the following primary categories:

Management – We receive fees for providing comprehensive oversight of our clients’ entire cannabis cultivation, production, and dispensary operations. Along with this oversight, we provide human resources, legal, accounting, sales, marketing, and reporting services.

Real Estate – Our state-of-the-art, regulatory-compliant legal cannabis facilities are leased to our cannabis-licensed clients over 20-year lease terms. We generate rental income from occupancy, tenant improvements, equipment rentals, and additional rental income based on the success of these tenants.

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

Product Sales – Commencing in the 2019 calendar year, after we receive legislative approval for the previously mentioned cannabis-licensee acquisitions in Illinois, Massachusetts, Nevada, and Maryland, we expect to consolidate such acquisitions, and start to generate revenues from the sales of medicinal and adult-use cannabis, hemp and related products derived from these plants.

Revenue generated by our dormant online portal business were negligible.

Expenses

We classify our expenses into three broad categories:

●	cost of revenues, which includes the direct costs associated with the generation of our revenues;

●	operating expenses, which include the sub-categories of personnel, marketing and promotion, and general and administrative; and

●	non-operating expense, which include the sub-categories of interest, non-cash amortization of stock option and warrant issuances, and non-cash losses on debt settlements.

(20)

Liquidity and Capital Resources

The Company raised nearly $45 million during the year ended December 31, 2018. This amount was comprised of $31.8 million from the sale of common stock, $9.9 million from the issuance of convertible debentures, and $3.0 million from the issuance of a promissory note. In addition, capital of approximately $2.0 million was extended to us for building improvements on our New Bedford, MA property by the terms of the secured lender.

Subsequent to December 31, 2018, the Company raised an additional $2.6 million from the sale of common stock and $6 million from the issuance of promissory notes due in January 2020.

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

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

Revenues for the year ended December 31, 2018 nearly doubled from the same period a year ago, increasing 95.3% from approximately $6.1 million to approximately $11.9 million. This significant increase was primarily due to the growth of (i) rental income from our facilities in Maryland and Massachusetts, which were fully developed and leased to tenants in late calendar 2017, (ii) supply procurement services provided to our cannabis-licensed client in Maryland in 2018, and (iii) management fees and additional rental revenue which we earn based on a percentage of revenue generated by our cannabis-licensed clients. Revenue generated by these clients increased 51.1% from approximately $12.2 million in 2017 to approximately $18.5 million in 2018.

Cost of revenues increased from approximately $2.2 million for the year ended December 31, 2017 to approximately $4.0 million for the year ended December 31, 2018. As a percentage of revenue, however, cost of revenues decreased from 36.1% in 2017 to 34.1% in 2018, as we continue to leverage our infrastructure to generate higher margins. Accordingly, gross profit doubled year-over-year, increasing to $7.8 million, and as a percentage of revenue increased from 63.9% in 2017 to 65.9% in 2018.

Personnel expenses increased to approximately $1.3 million for the year ended December 31, 2018 from approximately $737,000 for the same period a year ago. Despite the increase in amount, which was the result of hiring additional staff to support the higher level of revenues, these expenses decreased as a percentage of revenues to 11.3% in 2018 from 12.1% in 2017.

Marketing and promotion costs increased to approximately $292,000 for the year ended December 31, 2018 from approximately $130,000 for the same period a year ago. The increase is due to a higher level of public relations undertaken by the Company, as well as a greater presence at industry tradeshows by the Company’s executives.

General and administrative costs increased to approximately $10.2 million for the year ended December 31, 2018 from approximately $2.9 million for the same period a year ago. This increase is primarily due to the amortization of stock option and warrant issuances of approximately $5.8 million in 2018, compared to $1.1 million in 2017. To explain further, financial accounting standards established by the Financial Accounting Standards Board for public and private companies that follow Generally Accepted Accounting Principles (also known as “GAAP”), require certain option and warrant issuances to be recorded at fair value and amortized to expense over the requisite service period associated with such issuances. This amortization expense is a “non-cash” expense in that the Company does not have to expend any cash for this expense. Accordingly, this expense has no effect on the liquidity of the Company. Excluding this non-cash expense, general and administrative costs increased to approximately $4.4 million for the year ended December 31, 2018 from approximately $1.8 million for the same period a year ago. This increase is due to (i) professional fees associated with the Company’s acquisitions, investments and financings, and (ii) utilities, real estate taxes, security, and other costs associated with operating an increased number of active facilities, commensurate with the growth of the business.

Goodwill writedowns, another non-cash expense as previously explained, was approximately $1.3 million for the year ended December 31, 2018. This amount is related to the excess consideration paid for the acquisitions of ARL, iRollie, and the assets of Betty’s Eddies™. Please refer to Note 3 – Acquisitions of our audited financial statements where these acquisitions are described in further detail.

As a result of the above, the Company incurred an operating loss of approximately $5.3 million for the year ended December 31, 2018, compared to operating income of approximately $128,000 for the same period in 2017. Excluding the aforementioned non-cash amortization expense on option and warrant issuances and goodwill writedowns, operating income increased 44.0% from approximately $1.2 million for the year ended December 31, 2017 to approximately $1.7 million for the year ended year December 31, 2018.

Non-operating expenses of approximately $8.0 million for the year ended December 31, 2018 were primarily comprised of (i) interest expense of approximately $4.4 million, which included approximately $1.7 million of interest on mortgages, notes and debentures payable; non-cash amortization of approximately $1.2 million of warrants that were issued to the purchasers of promissory notes and convertible debentures during 2018; and non-cash amortization of approximately $1.5 million of the beneficial conversion feature on the $10M Debentures, (ii) interest income of approximately $593,000 primarily from our purchase of the GC Debentures in 2018, and (iii) non-cash losses on the settlement of debt via the issuance of common stock of approximately $4.1 million. For the year ended December 31, 2017, non-operating expenses approximated $1.2 million and were comprised of (a) net interest expense of approximately $512,000, (b) net non-cash losses on debt settlement of approximately $645,000.

As a result of the foregoing, we realized a net loss of approximately $1.0 million for the year ended December 31, 2017, compared with a net loss of approximately $13.3 million in 2018. The net losses were due to the previously explained non-cash items which had no impact on the Company’s liquidity or cash flow. Excluding all non-cash items, net income for the years ended December 31, 2018 and 2017 was approximately $657,000 and $694,000, respectively. The calculation for net income excluding non-cash items is as follows:

Net Income Excluding Non-Cash Items	2018	2017
	(Unaudited)
Net loss	$(13,308,673)	$(1,029,062)
Non-cash items:
Amortization of option and warrant issuances	5,760,617	1,078,253
Loss on debt settlements, net	4,133,481	872,133
Amortization of beneficial conversion feature	1,522,107	-
Amortization of warrants	1,171,330	-
Goodwill writedowns	1,331,785	-
Equity in loss of investment	43,221	-
Gain on sale of assets	2,858	-
Gain on settlement of deferred revenue	-	(226,940)
Total non-cash items	13,965,399	1,723,446
Net income excluding non-cash items	656,726	694,384

Additionally, for the year ended December 31, 2018, the Company achieved adjusted EBITDA of $2.4 million, an increase of 53%, compared to $1.6 million for the same period a year ago. Please see the following section which further explains adjusted EBITDA.

Non-GAAP Financial Information – Adjusted EBITDA

We are providing a non-GAAP financial measurement of profitability – adjusted EBITDA – as a supplement to the preceding discussion of our financial results, which are based on our consolidated financial statements prepared in accordance with GAAP.

Management utilizes adjusted EBITDA internally in analyzing our financial achievements, operational performance, and liquidity. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared in accordance with GAAP.

We believe that both management and investors benefit from considering adjusted EBITDA in assessing our financial results and when planning, forecasting and analyzing future periods. Additionally, adjusted EBITDA provides investors and analysts with a key financial metric we use in making operating decisions, and is also a key metric used by investors and analysts themselves, along with other metrics, to assess the financial condition of a business.

EBITDA can be a useful supplemental measure to analyze the Company’s operations and liquidity, it does have limitations. Some limitations of adjusted EBITDA are as follows:

-	Adjusted EBITDA does not include the impact of stock-based expenses, impairment or write downs of intangible assets, acquisition-related transaction expenses, or the gains or losses associated with the extinguishment of debt via the issuance of stock.
-	Adjusted EBITDA does not take into account interest income or expense, income taxes, or depreciation and amortization of fixed assets and intangibles.
-	Analysts, investors, and other companies, even those within our industry, may calculated adjusted EBITDA differently or not at all, which may reduce its usefulness as a comparative measure.

(21)

2019 Plans

Over the past year, many investors and potential partners have indicated to us that by consolidating ownership of our client operations, our strategy, position in the market, and financial statements would be made simpler, more transparent, and easier to understand from an investor perspective. As a result, we began in late 2018 a series of negotiated purchases of our client operators. Many of these transactions are still in process, and require approval from state authorities. It is our goal to complete this process in 2019. Please see section Consolidation Plans within ITEM 1. BUSINESS above.

In addition to completing this consolidation in 2019, we expect our focus to be on four key areas:

1)	Driving operating revenue and profits across all the operating units, particularly in states like Massachusetts where the business is at an early stage.

2)	Drive revenue and profits in MariMed Hemp by establishing brands and distribution across multiple channels.

3)	Pursue expansion in the core cannabis business in states such as Michigan, Virginia, and Florida, to name a few.

4)	Expand licensed branded products into additional states and increase the related licensing fee stream.

Additionally, we agree with market analysts that the hemp-derived CBD market will grow rapidly. Although our success is far from certain, we intend to benefit from that growth, by our establishing MariMed Hemp, which is devoted to hemp-derived CBD products and which we expect will support and optimize our investment in GenCanna.

No assurances can be given that any of these plans will come to fruition or that if implemented will necessarily yield positive results.

The following transactions have occurred in early 2019:

GenCanna Debentures Conversion

In February 2019, the Company converted the entire $30 million investment in subordinated secured convertible debentures of GenCanna plus accrued interest through the conversion date into common stock of GenCanna equal to a 33.5% ownership interest on a fully diluted basis. As a result of the conversion, the Company will account for this investment in accordance with the equity method.

Also during this month, the Company’s CEO was appointed to GenCanna’s board.

Acquisitions

In February 2019, the Company contracted to purchase a 70% interest in Meditaurus LLC, a company established by Dr. Jokubas Ziburkas who holds a PhD in neuroscience and is a leading authority on hemp-based CBD and the endocannabinoid system. Meditaurus currently operates in the United States and Europe and has developed proprietary CBD formulations sold under its Florance brand.

Real Estate

In March 2019, the Company entered into a lease with an option to purchase a 100,000 square foot warehouse located in Milford, Delaware. The lease term is 10 years, with an option to extend the term for three additional five-year periods. Build-out of the first 60,000 square feet into a cultivation and processing facility has commenced, and is expected to be completed by October 2019.

Investment

In January 2019, the Company entered into an agreement with Maryland Health & Wellness Center Inc. (“MHWC”, an entity that has been pre-approved for a cannabis dispensing license, to provide MHWC with a construction loan of $300,000 in connection with the buildout of MHWC’s proposed dispensary location. MHWC issued a promissory note to the Company for the amount of the loan at a rate of 8% per annum that matures in January 2023, provided however, upon the two year anniversary of the date of final state approval of MHWC’s dispensing license, the Company shall have the right, subject to state approval, to convert the note into shares of MHWC’s common stock which shall be equivalent to 20% ownership of MWHC.

(22)

Consulting Agreement

At the same time as the aforementioned investment in MHWC, the Company entered into a consulting services agreement with MHWC whereby the Company will provide advisory and oversight services to MHWC over a three-year period relating to the development, administration, operation, and management of MHWC's proposed dispensary in Maryland. The Company’s fee for such services shall be equal to 20% of MHWC’s net income of the business, as defined in the agreement.

Promissory Note Issuance

In March 2019, the Company raised $6 million from the issuance a of promissory note bearing interest at the rate of 10% per annum. This note is due and payable in January 2020.

Conversion of Note Receivable

In January, the Company’s note receivable balance of approximately $258,000 from Chooze Corp. was converted into a 2.7% ownership interest in Chooze. As of the conversion date, the Company will account for this investment in accordance with the provisions of ASC 321, Investments – Equity Securities.

Equity Transactions

●	The Company sold 799,995 shares of common stock at a price of $3.25 per share resulting in aggregate proceeds of $2.6 million.

●	Warrants to purchased 22,000 shares of common stock were exercised at exercise prices of $0.50 to $0.40. The Company received exercise proceeds of $15,800 from these exercises.

●	Options to purchase 50,000 shares of common stock were exercised at an exercise price of $0.26 per share. The Company received exercise proceeds of $13,000 from this exercise.

●	Options to purchase 350,000 shares of common stock were exercised on a cashless basis with the exercise prices paid via the surrender of 139,985 shares of common stock.

●	The holder of the $10M Debentures converted $600,000 of principal and approximately $97,000 of accrued interest into 233,194 shares of common stock at conversion prices ranging from $2.90 to $3.06 per share.

●	The Company issued 97,136 shares of common stock associated with the same number common stock subscriptions outstanding on December 31, 2018.

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

Seasonality

In the opinion of management, the Company’s financial condition and results of its operations are not materially impacted by seasonal sales.

(23)

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which modifies accounting for lessees by requiring the recording of right-of-use lease assets and lease liabilities for operating leases and disclosing key information about leasing arrangements. The Company is currently implementing the requirements of Topic 842, which is effective for the Company starting on January 1, 2019. Most of the Company’s operating leases are subject to this new standard whose impact will be reflected by an increase in the Company’s total assets and total liabilities relative to such amount prior to adoption.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. Topic 230 will be effective in 2019 and its impact is dependent upon the level of restricted cash of the Company, which at this time is insignificant.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) which simplifies goodwill impairment testing by requiring that such periodic testing be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company is currently evaluating the impact of Topic 350 on its consolidated financial statements and related disclosures, which is effective for fiscal years, including interim periods, beginning after December 15, 2019.

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

(24)

ITEM 8. FINANCIAL STATEMENTS.

(25)

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MariMed Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MariMed Inc. (the “Company”) as of December 31, 2017 and related consolidated statements of operations, stockholders’ equity, and cash flows and the related notes (collectively referred to as the “financial statements”) for the December 31, 2017 year ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations, changes in stockholders’ deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ L&L CPAS, PA
L&L CPAS, PA
Certified Public Accountants
Cornelius, NC
The United States of America
April 2, 2018

The firm served this client from November 2014 to November 2018.

(26)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MariMed Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MariMed Inc. (the Company) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. The financial statements of MariMed Inc., as of December 31, 2017 were audited by other auditors, whose report dated April 2, 2018 expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, TX

April 16, 2019

(27)

MariMed Inc.

Consolidated Balance Sheets

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$4,104,315	$1,290,231
Accounts receivable, net	5,376,966	1,453,484
Deferred rents receivable	2,096,384	610,789
Due from third parties	3,860,377	1,196,918
Due from related parties	-	15,000
Note receivable, current portion	51,462	45,444
Other current assets	219,012	357,019
Total current assets	15,708,516	4,968,885

Property and equipment, net	34,099,864	25,954,931
Intangibles	185,000	333,201
Investments	1,672,163	-
Note receivable, long-term portion	1,092,376	578,831
Debentures receivable	30,000,000	-
Due from related parties	119,781	119,781
Other assets	82,924	246,386
Total assets	$82,960,624	$32,202,015

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,915,430	$2,831,658
Accrued expenses	1,588,368	1,405,336
Deferred rents payable	105,901	-
Due to related parties	276,311	400,996
Mortgages payable, current portion	125,178	118,556
Notes payable	3,877,701	10,665,899
Total current liabilities	9,888,889	15,422,445

Mortgages payable, long-term portion	7,411,634	5,532,397
Debentures payable	3,557,440	-
Other liabilities	338,200	240,013
Total liabilities	21,196,163	21,194,855

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 50,000,000 shares authorized at December 31, 2018 and 2017; no shares issued or outstanding at December 31, 2018 and 2017	-	-
Series A preferred stock subscribed but not issued; zero and 500,000 shares at December 31, 2018 and 2017, respectively	-	500
Common stock, $0.001 par value; 500,000,000 shares authorized at December 31, 2018 and 2017; 211,013,043 and 176,850,331 shares issued and outstanding at December 31, 2018 and 2017, respectively	211,013	176,850
Common stock subscribed but not issued; 97,136 and 1,000,000 shares at December 31, 2018 and 2017, respectively	169,123	370,000
Additional paid-in capital	87,180,165	22,256,060
Accumulated deficit	(25,575,808)	(11,971,740)
Noncontrolling interests	(220,032)	175,490
Total stockholders’ equity	61,764,461	11,007,160
Total liabilities and stockholders’ equity	$82,960,624	$32,202,015

See accompanying notes to consolidated financial statements.

(28)

MariMed Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017

Revenues	$11,851,915	$6,067,853

Cost of revenues	4,041,122	2,192,812

Gross profit	7,810,793	3,875,041

Operating expenses:
Personnel	1,339,832	737,011
Marketing and promotion	292,477	130,087
General and administrative	10,202,731	2,880,293
Goodwill writedowns	1,331,785	-
Total operating expenses	13,166,825	3,747,391

Operating income	(5,356,032)	127,650

Non-operating expenses and (income):
Interest expense	4,366,295	592,417
Interest income	(593,214)	(80,898)
Loss on debt settlements, net	4,133,481	872,133
Equity in loss of investment	43,221	-
Other	2,858	(226,940)
Total non-operating expenses	7,952,641	1,156,712

Net income (loss)	(13,308,673)	(1,029,062)

Net income (loss) attributable to noncontrolling interests	295,395	165,021
Net income (loss) attributable to MariMed Inc.	$(13,604,068)	$(1,194,083)

Net income (loss) per share	$(0.071)	$(0.010)

Weighted average common shares outstanding	192,376,020	116,275,301

See accompanying notes to consolidated financial statements.

(29)

MariMed Inc.

Consolidated Statements of Stockholders’ Equity

	Series A Convertible Preferred Stock		Series A Convertible Preferred Stock Subscribed But Not Issued		Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non- controlling	Total Stockholders’
	Shares	Par Value	Shares	Amount	Shares	Par Value	Shares	Amount	Capital	Deficit	Interest	Equity
Balances at December 31, 2016	-	$-	300,000	$300	64,074,683	$64,075	$400,000	$400	$9,604,435	$(10,777,657)	$557,006	$(551,441)
Subscribed Series A preferred stock			200,000	200					199,800			200,000
Sales of common stock					26,672,228	26,671			6,551,329			6,578,000
Equity issued to settle obligations					1,007,597	1,008	(400,000)	(400)	327,964			328,571
Option grants									73,902			73,902
Exercise of options					4,710,000	4,710			2,790			7,500
Warrant issuances									1,004,351			1,004,351
Purchase of subsidiary ownership interests					75,000,000	75,000			(75,000)			-
Sales of subsidiary ownership interests									1,118,807		31,193	1,150,000
Betty’s Eddies™ Asset Purchase							1,000,000	370,000				370,000
Conversion of promissory notes					4,385,823	4,386			2,758,683			2,763,069
Settlement of promissory notes					1,000,000	1,000			689,000			690,000
Distributions											(577,730)	(577,730)
Net income (loss)										(1,194,083)	165,021	(1,029,062)
Balances at December 31, 2017	-	-	500,000	500	176,850,331	176,850	1,000,000	370,000	22,256,060	(11,971,740)	175,490	11,007,160
Conversion of Series A preferred stock			(500,000)	(500)	970,988	971			33,573			34,044
Sales of common stock					19,188,980	19,189			31,801,812			31,821,001
Common stock issued for acquisitions					642,575	643			1,194,918			1,195,561
Equity issued to settle obligations							18,000	74,160				74,160
Issuance of subscribed shares					1,000,000	1,000	(1,000,000)	(370,000)	369,000			-
Equity issued for services					3,420,526	3,421			3,671,697			3,675,118
Equity conversion					222,222	222			(222)			-
Compensation expense on option and warrant issuances									5,760,617			5,760,617
Exercise of options					654,602	655			38,435			39,000
Exercise of warrants					2,142,710	2,143			383,252			385,395
Discount on debentures payable									1,057,833			1,057,833
Discount on promissory notes									1,709,595			1,709,595
Beneficial conversion feature on debentures payable									5,569,908			5,569,908
Conversions of debentures payable					524,360	524			1,434,982			1,435,506
Conversions of promissory notes					1,568,375	1,568			1,902,748			1,904,316
Settlement of promissory notes					3,827,374	3,827	79,136	94,963	9,996,048			10,094,838
Distributions											(690,917)	(690,917)
Net income (loss)										(13,604,068)	295,395	(13,308,673)
Balances at December 31, 2018	-	$-	-	$-	211,013,043	$211,013	97,136	$169,123	$87,180,165	$(25,575,808)	$(220,032)	$61,764,461

See accompanying notes to consolidated financial statements.

(30)

MariMed Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss) attributable to MariMed Inc.	$(13,604,068)		$(1,194,083)
Net income (loss) attributable to noncontrolling interests	295,395		165,021
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	657,854		362,691
Bad debt expense	150,000		-
Amortization of warrants	1,171,330		-
Amortization of beneficial conversion feature	1,522,107		-
Goodwill writedowns	1,331,785		-
Loss on sale of fixed assets	(2,858)		-
Equity compensation	5,760,617		1,078,253
Common stock issued for services	3,675,121		320,772
Loss on preferred stock conversions	34,044		-
Loss on promissory note conversions	829,316		451,115
Loss on promissory note extinguishments	2,505,050		390,000
Equity in loss of investment	43,221		-
Changes in operating assets and liabilities:
Accounts receivable, net	(4,073,482)		(920,877)
Deferred rents receivable	(1,485,595)		(74,541)
Due from third parties	(3,387,906)		(640,238)
Other current assets	156,547		(341,016)
Other assets	163,462		(51,044)
Accounts payable	963,083		2,359,493
Accrued expenses	183,032		86,245
Deferred rents payable	105,901		-
Deferred revenue	-		(226,950)
Other liabilities	98,187		-
Net cash provided by (used in) operating activities	(2,907,857)		1,764,841

Cash flows from investing activities:
Purchase of property and equipment	(8,924,311)		(20,975,763)
Investment in convertible debentures	(30,000,000)		-
Investment in notes receivable	(565,116)		-
Investment in Iconic Ventures	(500,000)		-
Investment in Sprout	(300,000)		-
iRollie acquisition	13,494		-
Proceeds from notes receivable	45,553		-
Proceeds from sale of equipment	145,382		-
Due from related parties	15,000		52,727
Net cash used in investing activities	(40,069,998)		(20,923,036)

Cash flows from financing activities:
Proceeds from subscribed preferred stock	-		200,000
Issuance of common stock	31,821,001		6,585,800
Issuance of common stock subscriptions	55,620		-
Issuance of interest in subsidiary	-		1,150,000
Issuance of promissory notes	3,206,338		9,475,000
Payments on promissory notes	(700,000)		-
Issuance of debentures	10,007,094		-
Proceeds from mortgages	2,000,000		2,785,841
Payments on mortgages	(114,141)		-
Exercise of stock options	39,000		7,500
Exercise of warrants	385,395		-
Due to related parties	(217,451)		252,659
Distributions	(690,917)		(577,730)
Net cash provided by financing activities	45,791,939		19,879,070

Net change to cash and cash equivalents	2,814,084		720,875
Cash and cash equivalents at beginning of period	1,290,231		569,356
Cash and cash equivalents at end of period	$4,104,315		$1,290,231

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,286,007		$586,584
Cash paid for taxes	$12,584		$1,781

Non-cash activities:
Equity issued to settle promissory notes	$7,589,788		$300,000
Conversions of promissory notes	$1,075,000		$2,311,953
Discount on promissory notes	$1,709,595		$-
Conversions of debentures payable	$1,435,506		$-
Beneficial conversion feature on debentures payable	$5,569,908		$-
Discount on debentures payable	$1,057,833		$-
Investment in Sprout	$915,006		$-
iRollie acquisition	$266,682	$
Issuance of common stock associated with subscriptions	$370,000		$-
Subscriptions issued to acquire assets of Betty’s Eddies™	$-		$370,000
Issuance of common stock for prepaid rent	$18,540		$-

See accompanying notes to consolidated financial statements.

(31)

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

The Company was originally incorporated in January 2011 under the name Worlds Online Inc., using the ticker symbol WORX. In early 2017, the Company name and ticker were changed to its current name and ticker. At inception, the Company had operated an online portal that offered multi-user virtual environments to users. These operations were effectively ceased in early 2014.

The Company has entered into several transactions to develop its business, and more recently to carry out its strategic decision to transition from a professional management and advisory company that provides cannabis licensing, operational consulting, and real estate services, to a direct owner of cannabis licenses and operator of seed-to-sale operations. These transactions are summarized below and disclosed in further detail in Note 3 – Acquisitions.

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

In July 2018, the Company contracted to acquire AgriMed Industries of PA LLC (“AgriMed”), an entity that holds a license for the cultivation of cannabis into medical marijuana products in the state of Pennsylvania. In February 2019, the Company filed a complaint against this entity for specific performance of their obligations under the purchase agreement.

In October 2018, the Company entered into a purchase agreement to acquire its two cannabis-licensed clients, KPG of Anna LLC and KPG of Harrisburg LLC, currently operating medical marijuana dispensaries in the state of Illinois. As of December 31, 2018, the Company had not yet received legislative approval – required for all ownership changes of cannabis licensees – and therefore these entities were not consolidated in the Company’s financial statements as of such date. The Company anticipates approval will be obtained, and the transaction consummated, in 2019

In October 2018, the Company’s cannabis-licensed client with cultivation and dispensary operations in Massachusetts, ARL Healthcare Inc. (“ARL”), filed a plan of entity conversion with the state to convert from a non-profit entity to a for-profit corporation, with the Company as the sole shareholder of the for-profit corporation. On November 30, 2018, the conversion plan was approved by the secretary of state, and effective December 1, 2018, ARL was consolidated into the Company as a wholly-owned subsidiary.

In November 2018, the Company issued a letter of intent to acquire The Harvest Foundation LLC, its cannabis-licensed client with cultivation operations in the state of Nevada. The acquisition is conditioned upon legislative approval of the transaction which is expected to occur in May 2019.

In December 2018, the Company entered into a memorandum of understanding to merge with Kind Therapeutics USA LLC, its cannabis-licensed client in the state of Maryland. The parties expect the merger agreement to be finalized, and the transaction approved by the state legislature in 2019

(32)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Certain reclassifications have been made to prior periods’ data to conform to the current period presentation. These reclassifications had no effect on consolidated income (losses) or cash flows.

Principles of Consolidation

The accompanying condensed consolidated financial statements at December 31, 2018 and 2017 and for the years then ended include the accounts of MariMed Inc. and the following majority-owned subsidiaries.

Subsidiary:	Percentage Owned
MariMed Advisors Inc.	100.0%
Mia Development LLC	89.5%
Mari Holdings IL LLC	60.0%
Mari Holdings MD LLC	97.4%
Mari Holdings NV LLC	100.0%
Hartwell Realty Holdings LLC	100.0%
iRollie LLC	100.0%
ARL Healthcare Inc.	100.0%

Intercompany transactions have been eliminated upon consolidation.

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

The Company’s cash and cash equivalents are maintained with recognized financial institutions located in the United States. In the normal course of business, the Company may carry balances with certain financial institutions that exceed federally insured limits. The Company has not experienced losses on balances in excess of such limits and management believes the Company is not exposed to significant risks in that regard.

Accounts Receivable

Accounts receivable consist of trade receivables and are carried at their estimated collectible amounts.

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company recorded a reserve of $150,000 at December 31, 2018.

The accounts receivable balances of two clients constituted 84% of total accounts receivable at December 31, 2018. The balances of these two clients represented 79% of total accounts receivable at December 31, 2017.

Investments

The Company classifies its investments as available-for-sale-investments. Investments are comprised of equity holding of private companies These investments are recorded at fair value on the Company’s consolidated balance sheet, with changes to fair value, if any, included in comprehensive income. Investments are evaluated for other-than-temporary impairment and are written down if such impairments are deemed to have occurred.

Revenue Recognition

On January 1, 2018, the Company adopted the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 606, Revenue from Contract with Customers, as amended by subsequently issued Accounting Standards Updates. This revenue standard requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to in exchange for those goods or services. The recognition of revenue is determined by performing the following consecutive steps:

●	Identify the contract(s) with a customer;
●	Identify the performance obligations in the contract(s);
●	Determine the transaction price;
●	Allocate the transaction price to the performance obligations in the contract(s); and
●	Recognize revenue as the performance obligation is satisfied.

Additionally, when another party is involved in providing goods or services to the Company’s clients, a determination is made as to who—the Company or the other party—is acting in the capacity as the principal in the sale transaction, and who is merely the agent arranging for goods or services to be provided by the other party.

The Company is typically considered the principal if it controls the specified good or service before such good or service is transferred to its client. The Company may also be deemed to be the principal even if it engages another party (an agent) to satisfy some of the performance obligations on its behalf, provided the Company (i) takes on certain responsibilities, obligations and risks, (ii) possesses certain abilities and discretion, or (iii) other relevant indicators of the sale. If deemed an agent, the Company would not recognize revenue for the performance obligations it does not satisfy.

The adoption of this standard did not have a significant impact on the Company’s consolidated operating results, and accordingly no restatement has been made to prior period reported amounts.

The Company’s main sources of revenue are comprised of the following:

●	Real Estate – the Company generates rental income and additional rental fees from leasing its regulatory-compliant legal cannabis facilities to its clients, which are cannabis-licensed operating companies. Rental income is generally a fixed amount per month that escalates over the respective lease terms, while additional rental fees are based on a percentage of tenant revenues that exceed a specified amount.

●	Management – the Company receives fees for providing its clients with corporate services and operational oversight of their cannabis cultivation, production, and dispensary operations. These fees are based on a percentage of such clients’ revenue, and are recognized after services have been performed.

●	Supply Procurement – the Company maintains volume discounts with top national vendors of cultivation and production resources, supplies, and equipment, which the Company acquires and resells to its clients or third parties within the cannabis industry. The Company recognizes this revenue after the acceptance of goods by the purchaser.

●	Licensing – the Company’s derives revenue from the sale of precision-dosed, cannabis-infused products, such as Kalm Fusion™ and Betty’s Eddies™, to legal dispensaries throughout the United States. The recognition of this revenue occurs when the products are delivered.

●	Consulting – the Company assists third-parties parties in securing cannabis licenses, and provides advisory services in the areas of facility design and development, and cultivation and dispensing best practices. The revenues associated with these services are recognized as the services are performed.

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

(33)

For the years ended December 31, 2018 and 2017, based on its impairment analyses, the Company did not have any impairment losses.

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

The fair value of option and warrant issuances are determined using the Black-Scholes pricing model and employing several inputs such as the expected life of instrument, the exercise price, the expected risk-free interest rate, the expected dividend yield, the value of the Company’s common stock on issuance date, and the expected volatility of such common stock. The following table summarizes the range of inputs used by the Company during the prior two fiscal years:

	2018	2017
Life of instrument	0.5 to 5.0 years	3.0 to 5.0 years
Volatility factors	1.019 to 2.086	0.963 to 1.095
Risk-free interest rates	1.65% to 3.07%	1.79% to 2.08%
Dividend yield	0%	0%

The expected life of an instrument is calculated using the simplified method pursuant to Staff Accounting Bulletin Topic 14, Share-Based Payment, which allows for using the mid-point between the vesting date and expiration date. The volatility factors are based on the historical two-year movement of the Company’s common stock prior to an instrument’s issuance date. The risk-free interest rate is based on U.S. Treasury rates with maturity periods similar to the expected instruments life on the issuance date.

The Company amortizes the fair value of option and warrant issuances on a straight-line basis over the requisite service period of each instrument.

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

(34)

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the years ended December 31, 2018 and 2017.

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

As of December 31, 2018 and 2017, there were 18,916,211 and 9,045,311, respectively, of potentially dilutive securities in the form of options and warrants. Also as of such dates, there were (i) zero and 500,000 shares, respectively, of subscriptions on convertible preferred stock, (ii) $3,350,000 and $1,350,000, respectively, of convertible promissory notes, and (iii) approximately $8.6 million and zero, respectively, of convertible debentures payable, that were potentially dilutive, and whose conversion into common stock is based on a discount to the market value of common stock on or about the future conversion date. For the years ended December 31, 2018 and 2017, all potentially dilutive securities had an anti-dilutive effect on earnings per share, and in accordance with ASC 260, were excluded from the diluted net income per share calculation, resulting in identical calculations of basic and fully diluted net income per share. These securities may dilute earnings per share in the future.

Commitments and Contingencies

The Company follows ASC 450, Contingencies, which requires the Company to assess the likelihood that a loss will be incurred from the occurrence or non-occurrence of one or more future events. Such assessment inherently involves an exercise of judgment. In assessing possible loss contingencies from legal proceedings or unasserted claims, the Company evaluates the perceived merits of such proceedings or claims, and of the relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss will be incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

(35)

While not assured, management does not believe, based upon information available at this time, that a loss contingency will have material adverse effect on the Company’s financial position, results of operations, or cash flows.

Beneficial Conversion Features on Convertible Debt

Convertible instruments that are not bifurcated as a derivative pursuant to ASC 815, Derivatives and Hedging, and not accounted for as a separate equity component under the cash conversion guidance are evaluated to determine whether their conversion prices create an embedded beneficial conversion feature at inception, or may become beneficial in the future due to potential adjustments.

A beneficial conversion feature is a nondetachable conversion feature that is “in-the-money” at the commitment date. The in-the-money portion, also known as the intrinsic value of the option, is recorded in equity, with an offsetting discount to the carrying amount of convertible debt to which it is attached. The discount is amortized to interest expense over the life of the debt with adjustments to amortization upon full or partial conversions of the debt.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which modifies accounting for lessees by requiring the recording of right-of-use lease assets and lease liabilities for operating leases and disclosing key information about leasing arrangements. The Company is currently implementing the requirements of Topic 842, which is effective for the Company starting on January 1, 2019. Most of the Company’s operating leases are subject to this new standard whose impact will be reflected by an increase in the Company’s total assets and total liabilities relative to such amount prior to adoption.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. Topic 230 will be effective in 2019 and its impact is dependent upon the level of restricted cash of the Company, which at this time is insignificant.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) which simplifies goodwill impairment testing by requiring that such periodic testing be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company is currently evaluating the impact of Topic 350 on its consolidated financial statements and related disclosures, which is effective for fiscal years, including interim periods, beginning after December 15, 2019.

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

NOTE 3 – ACQUISITIONS

Sigal Consulting LLC

In May 2014, the Company, through its subsidiary MariMed Advisors Inc., acquired Sigal Consulting LLC from its ownership group which included the current CEO and CFO of the Company (the “Sigal Ownership Group”). The purchase price received by the Sigal Ownership Group was comprised of (i) 31,954,236 shares of common stock valued at approximately $5.9 million, representing 50% of the Company’s outstanding shares on the closing date, (ii) options to purchase three million shares of the Company’s common stock, exercisable over five years with exercise prices ranging from $0.15 to $0.35, and valued at approximately $570,000, and (iii) a 49% ownership interest in MariMed Advisors Inc. The excess of purchase price over the book value of the acquired entity was recorded as goodwill, which was subsequently impaired in full and written down to zero.

In June 2017, the remaining 49% interest of MariMed Advisors Inc. was merged into the Company in exchange for an aggregate 75 million shares of common stock to the Sigal Ownership Group.

Betty’s Eddies™

In October 2017, the Company acquired the intellectual property, formulations, recipes, proprietary equipment, know-how, and other certain assets of Betty’s Eddies™, a brand of cannabis-infused fruit chews, from Icky Enterprises LLC, a company partially owned by an officer of the Company (“Icky”). The purchase price was $140,000 plus 1,000,000 shares of the Company’s common stock valued at $370,000 based on the price of the common stock on the issuance date. These shares of common stock were issued in June 2018, and accordingly, the shares were classified as Common Stock Subscribed But Not Issued on the December 31, 2017 balance sheet.

The acquisition was accounted for in accordance with ASC 10, Business Combinations. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired on the acquisition date:

Inventory	$46,544
Machinery and equipment	130,255
Goodwill	333,201
Total fair value of consideration	$510,000

The goodwill balance of approximately $333,000 was written down in 2018.

As part of the agreement between the parties, Icky shall receive royalties based on a percentage of the Company’s sales of the Betty’s Eddies™ product line, commencing at 25% and decreasing to 2.5% as certain sales thresholds are met. For the years ended December 31, 2018 and 2017, such royalties approximated $16,000 and $10,000, respectively.

(36)

iRollie LLC

Effective April 2018, the Company entered into a purchase agreement whereby 264,317 shares of the Company’s common stock were exchanged for 100% of the ownership interests of iRollie LLC, a manufacturer of branded cannabis products and accessories for consumers, and custom product and packaging for companies in the cannabis industry. The Company acquired, among other assets, iRollie’s entire product line, service offerings, clients, and intellectual property, and hired its two co-founders.

The acquisition was accounted for in accordance with ASC 10. The shares of Company common stock valued at $280,176 were issued to iRollie’s former owners in December 2018, at which time the Company adjusted the total goodwill generated on the transaction. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired:

Cash and cash equivalents	$13,494
Goodwill	266,682
Total fair value of consideration	$280,176

Prior to the acquisition, iRollie had not been generating positive cash flow as a stand-alone entity, and in conformity with relevant accounting guidance, the goodwill was written down.

ARL Healthcare Inc.

In October 2018, the Company’s cannabis-licensed client in Massachusetts, ARL Healthcare Inc. (“ARL”), filed a plan of entity conversion with the state to convert from a non-profit entity to a for-profit corporation, with the Company as the sole shareholder of the for-profit corporation. ARL holds three cannabis licenses from the state of Massachusetts for the cultivation, production and dispensing of cannabis.

On November 30, 2018, the conversion plan was approved by the secretary of state, and effective December 1, 2018, ARL was consolidated into the Company as a wholly-owned subsidiary. Additionally, the Company’s chief operating officer was appointed as ARL’s sole board member.

The acquisition was accounted for in accordance with ASC 10, Business Combinations. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed on the acquisition date:

Equipment	$21,000
Cannabis licenses	180,000
Accounts payable	(120,689)
Due to related parties	(92,765)
Total identifiable net assets	(7,454)
Goodwill	731,902
Total fair value of consideration	$724,448

The total consideration paid by the Company was equal to the forgiveness of amounts owed by the Company to ARL. Accordingly, the transaction gave rise to goodwill of approximately $732,000, which the Company wrote down.

AgriMed Industries of PA LLC

In July 2018, the Company entered into a purchase agreement to acquire 100% of the ownership interests of AgriMed Industries of PA LLC, an entity that holds a license from the state of Pennsylvania for the cultivation of cannabis (“AgriMed”). AgriMed presently develops cannabis products that are wholesaled to medical marijuana dispensaries within the state. The purchase price is comprised of $8,000,000, a portion of which may be in the form of the Company’s common stock at the seller’s option, and the assumption of certain liabilities of AgriMed not to exceed $700,000. In February 2019, the Company filed a complaint against AgriMed for specific performance of their obligations under the purchase agreement. The consummation of this transaction is contingent upon the resolution of this complaint.

KPG of Anna LLC and KPG of Harrisburg LLC

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

The purchase price of 1,000,000 shares of the Company’s common stock shall be issued to the Sellers upon the closing of the transaction, which is dependent upon, among other closing conditions, the approval by the Illinois Department of Financial and Professional Regulation. Such approval is expected to be received by mid-2019. After the transaction is effectuated, the KPGs and Mari-IL will be wholly-owned subsidiaries of the Company.

As of December 31, 2018, the Company had not yet received the legislative approval – required for all ownership changes of cannabis licensees – and therefore the operations of the KPGs were not consolidated in the Company’s financial statements as of such date. The Company anticipates approval will be obtained, and the transaction consummated, in 2019. When that occurs, the Company expects to consolidate the acquired entities in accordance with ASC 10.

The Harvest Foundation LLC

In November 2018, the Company issued a letter of intent to acquire 100% of the ownership interests of The Harvest Foundation LLC, the Company’s cannabis-licensed client in the state of Nevada. The parties are in the process of negotiating a definitive agreement governing the acquisition following the satisfactory completion of due diligence. The acquisition is conditioned upon the appropriate legislative approval of the transaction, which is expected to occur in May 2019. Accordingly, the operations of The Harvest Foundation LLC have not been consolidated for the year ended December 31, 2018.

Kind Therapeutics LLC

In December 2018, the Company entered into a memorandum of understanding to merge with its cannabis-licensed client in Maryland, Kind Therapeutics LLC. A merger agreement is currently being drafted for this transaction, which is intended to qualify as a tax-deferred reorganization under the Internal Revenue Code. The parties expect the merger agreement to be finalized, and the transaction approved by the state legislature in 2019.

(37)

NOTE 4 – INVESTMENTS

Sprout

During 2018, the Company invested $300,000, of a total contracted cash investment of $500,000, and issued 378,259 shares of common stock, valued at approximately $915,000, in exchange for 23% ownership in CVP Worldwide LLC (“CVP”). CVP has developed a customer relationship management and marketing platform, branded under the name Sprout, which is specifically designed for companies in the cannabis industry.

The Company shall assist in the ongoing development and design of Sprout, and in marketing Sprout to companies within the cannabis industry. The Company shall earn a percentage share of Sprout’s revenues generated from sales (i) to the Company’s clients, and (ii) by the Company to third parties. As of December 31, 2018, no revenue share was earned by the Company.

The investment has been accounted under the equity method. For the year ended December 31, 2018 , the Company recorded a charge to net income of approximately $43,000 based on its equity in CVP’s net loss during the period of the Company’s ownership. Such amount reduced the carrying value of the investment to approximately $1,172,000 at December 31, 2018.

Vitiprints

In August 2018, the Company entered into a licensing agreement for the exclusive worldwide license to use, develop, sublicense, promote, sell or otherwise commercialize in any way a patented technology to produce and distribute cannabis products with exceedingly precise dosing at increased production economies (“the Vitiprints License”). The licensing agreement has an initial term of five years, with an option to renew the agreement for successive five-year periods, provided that notice of renewal is delivered prior to the expiration of the initial term or a renewal term.

Pursuant to the agreement, the Company made a non-refundable payment of $250,000. This payment was expensed and is included in Cost of Revenues on the financial statements. In addition, the Company shall pay a royalty to Vitiprints equal to 10% of net revenue, as defined, received by the Company from commercialization of the Vitiprints License, with a minimum royalty payment of $250,000. In order to maintain the exclusivity of the license, the Company shall make minimum royalty payments of (i) $500,000 for the year following the first sale date, as defined, (ii) $750,000 for the following year, and (iii) $1,000,000 for all remaining years during the initial or renewal terms.

DabTabs™

In December 2018, the Company purchased 2,500,000 shares of common stock of Iconic Ventures Inc. (“Iconic”) for an aggregate price of $500,000. Iconic, a private company, has developed DabTabs™, a unique solution for cannabinoid vaporization via a convenient portable tablet that provides precisely measured dosing and acts as a storage system for full spectrum extracts, concentrates and distillates.

The Company’s investment equates to an ownership percentage in Iconic of less than 15%. The Company was not given a board seat and does not have ability to exert operational or financial control over the entity. In accordance with ASC 321, Investments – Equity Securities, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. Under this alternative measurement election, the investment is recorded at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in Iconic. Following the Company’s purchase, there has been no impairment to this investment, nor any observable price changes to investments in Iconic. Accordingly, this investment was measured at $500,000 at December 31, 2018.

The Company will continue to apply the alternative measurement guidance until this investment does not qualify to be so measured. The Company may subsequently elect to measure this investment at fair value, and if so, shall measure all identical or similar investments in Iconic at fair value. Any subsequent changes in fair value shall be recognized in net income.

NOTE 5 – DEFERRED RENTS RECEIVABLE

The Company leases its regulatory-compliant legal cannabis facilities to its cannabis-licensed clients generally under 20-year non-cancelable lease agreements which contain rent holidays, escalating rents over time, options to renew, and the requirement to pay property taxes, insurance and/or maintenance costs. These leases also contain contingent rental payments that are based on a percentage of monthly tenant revenues.

The Company recognizes fixed rental receipts from such lease agreements on a straight-line basis over the expected lease term. Differences between amounts received and amounts recognized are recorded under Deferred Rents Receivable on the balance sheet. Contingent rentals are recognized only after tenants’ revenues are finalized and if such revenues exceed certain minimum levels.

The Company leases the following owned properties:

●	Delaware – a 45,000 square foot facility purchased in September 2016 and built into a cannabis cultivation, processing, and dispensary facility which is leased to a cannabis-licensed client occupying 100% of the space under a 20-year triple net lease expiring in 2035.

●	Illinois – two 3,400 square foot free-standing retail dispensaries in the cities of Anna and Harrisburg and leased to two licensed cannabis dispensary clients each under a 20-year lease expiring in 2036.

●	Maryland – a 180,000 square foot former manufacturing facility purchased January 2017 and rehabilitated by the Company into a cultivation and processing facility which is leased to a licensed cannabis client under a 20-year triple net lease that started in January 2018.

(38)

The Company subleases the following properties:

●	Delaware – 4,000 square feet of retail space in a multi-use building space which the Company developed into a cannabis dispensary which is subleased to its cannabis-licensed client under a under a five-year triple net lease with a five-year option to extend.

●	Nevada – 10,000 square feet of an industrial building that the Company built-out into a cannabis cultivation facility and is subleased to the Company’s cannabis-licensed client under a sublease for 10 years expiring in 2024.

As of December 31, 2018 and 2017, cumulative fixed rental receipts under such leases approximated $5.4 million and $2.8 million, respectively, compared to revenue recognized on a straight-line basis of approximately $7.5 million and $3.4 million. Accordingly, the deferred rents receivable balances at December 31, 2018 and 2017 approximated $2.1 million and $611,000, respectively.

Future minimum rental receipts for non-cancelable leases and subleases as of December 31, 2018 were:

2019	$1,261,181
2020	1,287,257
2021	1,315,686
2022	1,193,990
2023	1,179,641
Thereafter	14,571,268
Total	$20,809,023

NOTE 6 – DUE FROM THIRD PARTIES

At December 31, 2018 and 2017, the balances due from third parties were comprised the following amounts advanced to the Company’s cannabis-licensed clients for working capital purposes:

	2018	2017
Kind Therapeutics USA Inc. (Maryland licensee)	$2,679,496	$77,558
KPG of Anna LLC (Illinois licensee)	482,700	418,305
KPG of Harrisburg LLC (Illinois licensee)	449,385	382,260
Harvest Foundation LLC (Nevada licensee)	248,796	40,693
ARL Healthcare Inc. (Massachusetts licensee)	-	176,823
Other	-	101,279
Total due from third parties	$3,860,377	$1,196,918

Such amounts are advanced by the Company to its clients in order to furnish these companies with additional means by which they can establish their cannabis businesses and grow their operations. The Company has employed this strategy in the past, and is continuing with these companies, whereby all advanced amounts are reimbursed as the companies begin to generate positive cash flow.

(39)

NOTE 7 – DEBENTURES RECEIVABLE

During 2018, in a series of transactions, the Company purchased $30 million of subordinated secured convertible debentures (the “GC Debentures”) of GenCanna Global, Inc., a producer and distributor of agricultural hemp, cannabidiol (CBD) formulations, hemp genetics, and hemp products (“GenCanna”). The GC Debentures bear interest at a compounded rate of 9% per annum and mature three years from issuance.

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

Among other provisions of the subscription agreement governing this series of transactions, the Company was given the right to appoint a director to GenCanna’s board, and agree to fund a $10 million employee bonus pool should GenCanna meet certain 2019 operating targets.

Concurrent with the completion of the GC Debenture purchases, the parties executed a security and pledge agreement whereby the Company was granted a senior security interest on certain assets of GenCanna equal in value to 100% or more of the principal and accrued interest on the GC Debentures until such time the GC Debentures are paid down, redeemed or converted. Additionally, the Company was granted certain other rights, pursuant to a rights agreement, including rights of inspection, financial information, and participation in future security offerings of GenCanna.

For the year ended December 31, 2018, the Company earned and received interest income of approximately $502,000 on the GC Debentures. In February 2019, the Company converted the GC Debentures plus accrued interest through the conversion date into a 33.5% ownership interest in GenCanna on a fully diluted basis, as disclosed in Note 20 – Subsequent Events.

NOTE 8 – NOTES RECEIVABLE

At December 31, 2018 and 2017, notes receivable were comprised of the following:

	2018	2017
First State Compassion Center -12.5% per annum, maturing in 2026	$578,723	$624,275
The Healer - 8% per annum, maturing in 2021	307,429	-
Chooze Corp. - 8% per annum, maturing in 2021	257,687	-
Total notes receivable	1,143,839	624,167
Current portion of First State Compassion Center note receivable	51,462	45,444
Notes receivable, long-term portion	$1,092,377	$578,831

The Company loaned approximately $700,000 to First State Compassion Center, its Delaware cannabis-licensee client, during the period of October 2015 to April 2016. In May 2016, this client issued a 10-year promissory note, as amended, to the Company bearing interest at a compounded rate of 12.5% per annum. The monthly payments of approximately $10,100 will continue through April 2026, at which time the note will be fully paid down. At December 31, 2018 and 2017, the current portion of this note comprised the Note Receivable, Current Portion amounts on the balance sheets, and the long-term portion of approximately $527,000 and $579,000, respectively, was included in the caption Notes Receivable, Less Current Portion.

During 2018, the Company loaned an aggregate of $550,000 to Chooze Corp. and The Healer, two unrelated third-party companies in the cannabis industry. The loans bear interest at 8% per annum and mature in 2021. At December 31, 2018, the aggregate loan balances plus accrued interest approximated $565,000. In January 2019, the note receivable from Chooze Corp. was converted into a 2.7% ownership interest in that entity.

(40)

NOTE 9 – PROPERTY AND EQUIPMENT

At December 31, 2018 and 2017, property and equipment consisted of the following:

	2018	2017
Land	$3,392,710	$3,392,710
Buildings and building improvements	13,566,144	3,918,359
Tenant improvements	5,348,882	2,260,512
Furniture and fixtures	114,160	95,815
Machinery and equipment	1,632,351	506,464
Construction in progress	12,205,447	17,279,949
	36,259,694	27,453,809
Less: accumulated depreciation	(2,159,830)	(1,498,878)
Property and equipment, net	$34,099,864	$25,954,931

During the years ended December 31, 2018 and 2017, additions to property and equipment were approximately $8.9 million and $21.0 million, respectively.

The 2017 additions were primarily comprised of (i) the purchase of properties in Hagerstown, MD, and Middleborough, MA, (ii) the purchase of land and property in New Bedford, MA, (iii) the start of construction at these three locations, and (iv) continuing improvements at the Lewes, DE, Anna, IL, and Harrisburg, IL locations. The 2018 additions consisted primarily of the continued buildout of both locations in MA and the location in MD.

The 2017 construction in progress balance of approximately $17.3 million consisted of the following:

·	$11.2 million – Hagerstown, MD building, machinery, improvements, and fixtures;
·	$5.0 million – New Bedford, MA building and improvements; and
·	$1.1 million – Middleborough, MA building

During 2018, the $11.2 million of Hagerstown, MD construction in progress was placed into service, and the 2018 construction in progress balance of approximately $12.2 million was primarily comprised of:

·	$9.8 million – New Bedford, MA building, improvements and machinery; and
·	$2.4 million – Middleborough, MA building, improvements and fixtures.

Depreciation expense for the years ended December 31, 2018 and 2017 was approximately $658,000 and $363,000, respectively.

NOTE 10 – DEBT

Mortgages

In November 2017, the Company entered into a 10-year mortgage agreement with Bank of New England for the purchase of a 138,000 square foot industrial property in New Bedford, Massachusetts, within which the Company has built a 70,000 square foot cannabis cultivation and processing facility that is leased to ARL. From the start of the mortgage through May 2019, the Company is required to make monthly payments of interest-only at a rate equal to the monthly prime rate plus 2%, with a floor of 6.25%. From May 2019 to May 2024, the Company shall make principal and interest payments at a rate equal to the prime rate on May 2, 2019 plus 2%, with a floor of 6.25%. Principal and interest payments shall continue from May 2024 through the end of the lease at a rate equal to the prime rate on May 2, 2024 plus 2%, with a floor of 6.25%. At December 2018 and 2017, the principal balance on this mortgage was approximately $4.9 million and $2.9 million, respectively.

The Company maintains another mortgage with Bank of New England for the 2016 purchase of a 45,070 square foot building in Wilmington, Delaware which was developed into a cannabis seed-to-sale facility and is currently leased to the Company’s cannabis-licensed client in the state. The mortgage matures in 2031 with monthly principal and interest payments at a rate of 5.25% through September 2021, and thereafter the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25%. At December 31, 2018 and 2017, the principal balance on this mortgage was approximately $1.8 million and $1.9 million, respectively.

In 2016, the Company entered into a mortgage agreement with DuQuoin State Bank (“DSB”) for the purchase of two properties that it developed into two 3,400 square foot free-standing retail dispensaries that are currently leased to the KPGs. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined at the discretion of DSB’s executive committee. At December 31, 2018 and 2017, the principal balance on this mortgage was approximately $850,000 and $869,000, respectively.

Promissory Notes

In September 2018, the Company raised $3,000,000 from the issuance of a secured promissory note bearing interest at the rate of 10% per annum, with interest payable monthly. The note is due and payable in September 2019, however the Company may elect to prepay the note in whole or part at any time after December 17, 2018 without premium or penalty.

The Company issued three-year warrants, which were attached to this promissory note, to the lender’s designees to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The Company recorded a discount on the note of approximately $1.5 million from the allocation of note proceeds to the warrants based on the fair value of such warrants on the issuance date. During 2018, approximately $882,000 of the warrant discount was amortized to interest expense. At December 31, 2018, the carrying value of this note, net of remaining warrant discount of approximately $630,000, was approximately $2.37 million.

During the year ended 2017, the Company raised $9,475,000 from the issuance of promissory notes with interest rates ranging from 4.5% to 12%, all with maturity dates of 12 months or less from the date of issue.

During 2018, holders of previously issued promissory notes with principal balances of $1,075,000 converted such promissory notes into 1,568,375 shares of common stock at conversion prices ranging from $0.65 to $0.90 per share. The conversions resulted in the recording of non-cash losses of approximately $829,000 in the aggregate, based on the market value of the common stock on the conversion dates.

In August 2017, $2.05 million in principal and approximately $262,000 of accrued interest on promissory notes were converted into 4,385,823 shares of common stock at a conversion price of $0.53 per share. Based on the market value of the common stock on the conversion date, the Company recorded a non-cash loss on conversion of approximately $451,000.

During 2018, the Company issued 2,596,313 shares of common stock  and subscriptions on 79,136 shares of common stock to retire promissory notes with principal balances of $7,495,000 and approximately $95,000 of accrued interest. The Company recorded non-cash losses of approximately $2.5 million based on the fair value of the common stock on the retirement dates.

During 2017, the Company issued 5,385,823 share of commons stock to retire promissory notes with principal balances of $2,300,000 and approximately $312,000 of accrued interest. The Company recorded a non-cash loss of approximately $841,000 based on the fair value of the common stock on the retirement dates.

During 2018 the Company repaid $700,000 of promissory notes. No repayments debt occurred during the same period in 2017.

The aggregate scheduled maturities of the Company’s total debt outstanding, inclusive of the promissory notes and mortgages described within this Note 10 – Debt, and the convertible debentures described in the following Note 11 – Debentures Payable, as of December 31, 2018 were:

2019	$5,154,404
2020	9,070,954
2021	235,827
2022	251,543
2023	268,338
Thereafter	5,544,226
Total	20,525,292
Less discounts	(5,553,339)
$14,971,953

(41)

NOTE 11 – DEBENTURES PAYABLE

In October and November 2018, pursuant to a securities purchase agreement (the “SPA”), the Company sold an aggregate of $10,000,000 convertible debentures bearing interest at the rate of 6% per annum that mature three years from issuance, with a 1% issue discount, resulting in net proceeds to the Company of $9,900,000 (the “$10M Debentures”).

The holder of the $10M Debentures (the “Holder”) has the right at any time to convert all or a portion of the $10M Debenture, along with accrued and unpaid interest, into the Company’s common stock at conversion prices equal to 80% of a calculated average, as determined in the $10M Debentures, of the daily volume-weighted price during the ten consecutive trading days preceding the date of conversion. Notwithstanding this conversion right, the Holder shall limit conversions in any given month to certain agreed-upon values based on the conversion price, and the Holder shall also be limited from beneficially owning more than 4.99% of the Company’s outstanding common stock (potentially further limiting the Holder’s conversion right).

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

Subsequent to the consummation of the SPA and related agreements, the Company and the Holder executed an addendum to the SPA whereby the Holder agreed to that it would not undertake a conversion of all or a portion of the $10M Debentures that would require the Company to issue more shares than the amount of available authorized shares at the time of conversion, which amount of authorized shares shall not be less than the current authorized number of 500 million shares of common stock. Such addendum eliminated the requirement to bifurcate and account for the conversion feature of the $10M Debentures as a derivative.

Based on the conversion prices of the $10M Debentures in relation to the market value of the Company’s common stock, the $10M Debentures provided the Holder with a beneficial conversion feature, as the embedded conversion option was in-the-money on the commitment date. The intrinsic value of the beneficial conversion feature of approximately $5.6 million was recorded as a discount to the carrying amount of the $10M Debentures, with an offset to additional paid-in-capital.

In addition to the discount related to the beneficial conversion feature, an additional discount of approximately $1.057 million was recorded based on the allocation of proceeds to the fair value of the Warrants attached to the debt.

In November and December 2018, the Holder converted $1,400,000 of principal and approximately $36,000 of accrued interest into 524,360 shares of common stock at conversion prices of $2.23 and $3.04 per share.

During the year ended December 31, 2018, amortization of the beneficial conversion feature, after adjustment for the partial conversions, approximated $1.5 million; amortization of the Warrants discount approximated $91,000; and the amortization of original issue discount approximated $9,000. This amortization was charged to interest expense. Additionally, accrued interest expense on the notes for such period approximated $98,000 of which approximately $36,000 was paid prior to the end of the year.

At December 31, 2018, the unamortized balances of the beneficial conversion feature, Warrants discount, and original issue discount were approximately $4.1 million, $966,000, and $91,000, respectively. Also on such date, the outstanding principal balance on the $10M Debentures was $8.6 million, with accrued and unpaid interest of approximately $62,000. Accordingly, at December 31, 2018, the carrying value of the $10M Debentures was approximately $3.6 million.

(42)

NOTE 12 – EQUITY

Preferred Stock

In January 2017, the Company increased the number of authorized shares of preferred stock from 5 million to 50 million shares.

During 2017, the Company issued subscriptions on 200,000 shares of Series A convertible preferred stock at $1.00 per share. No subscriptions were issued during 2018.

The Series A convertible preferred stock accrues an annual dividend of 6% until conversion. The preferred stock is convertible, along with any accrued dividends, into common stock at a twenty-five percent discount to the selling price of the common stock in a qualified offering, as defined in the subscription agreement. In addition, the Company has the ability to force the conversion of preferred stock at such time the Company has a market capitalization in excess of $50 million for ten consecutive trading days. In such event, the conversion price shall be a 25% discount to the average closing price of the Company’s common stock over the ten trading days prior to the Company’s notice of its intent to convert.

In January 2018, all 500,000 shares of subscribed Series A convertible preferred stock were converted into 970,989 shares of common stock at a conversion price of $0.55 per share. The Company recorded a non-cash loss on conversion of approximately $34,000 based on the market value of the common stock on the conversion date. No shares were converted during 2017.

Common Stock

In January 2017, the Company increased the number of authorized shares of common stock from 100 million to 500 million shares.

In June 2017, the Company issued 75 million shares of common stock to acquire the remaining 49% interest in its subsidiary MariMed Advisors Inc.

During the year ended December 31, 2018 the Company sold 19,188,981 shares of common stock at prices ranging from $0.50 to $3.00 per share, resulting in total proceeds of $31.8 million. During the year ended December 31, 2017, the Company sold 26,672,228 shares of common stock, at prices ranging from $0.18 to $0.50 per share, resulting in total proceeds of $6,578,000.

During the years ended December 31, 2018 and 2017, the Company issued 3,420,526 and 1,007,597 shares, respectively, in exchange for services rendered by third-parties or to otherwise settle outstanding obligations. Based on the market value of the common stock on the dates of issuance, the Company recorded non-cash losses on these settlements of approximately $1,024,000 and $31,000, respectively.

As previously disclosed in Note 3 – Acquisitions, the Company issued common stock in 2018 for the acquisition of iRollie (264,317 shares), and in 2017 to acquire of the remaining 49% interest of MariMed Advisors Inc. (75 million shares) and to purchase certain assets of Betty’s Eddies™ (1 million shares).

As previously disclosed in Note 4 – Investments, the Company issued 378,259 shares of common stock as part of the purchase price of the investment in Sprout.

As previously disclosed in Note 10 – Debt, during 2018, holders of promissory notes with principal balances of $1,075,000 converted such promissory notes into 1,568,375 shares of common stock, and holders of promissory notes with principal balances of approximately $7.5 million and $95,000 of accrued interest received 2,596,313 shares of common stock and subscriptions on 79,136 share of common stock to retire such notes. During 2017, holders of promissory notes with principal balances of $2.05 million and approximately $262,000 of accrued interest converted such promissory notes into 4,385,823 shares of common stock, and holders of promissory notes with principal balances of $2.3 million and approximately 312,000 of accrued interest received 5,385,823 shares of common stock to retire such notes.

As previously disclosed in Note 11 – Debentures Payable, the Holder of the $10M Debentures converted $1,400,000 of principal and approximately $36,000 of accrued interest into 524,360 shares of common stock.

As further disclosed in Note 13 – Stock Options, during the years ended December 31, 2018 and 2017, options to purchase 760,000 and 4,800,000 shares of common stock, respectively, were exercised. Of these exercised options, during 2018 and 2017, 460,000 and 4,500,000 options, respectively, were cashless exercises.

As further disclosed in Note 14 – Warrants, during 2018, warrants to purchase 2,300,237 shares of common stock were exercised, of which 1,000,000 warrants were exercised on a cashless basis.

Common Stock Subscribed But Not Issued

At December 31, 2018, there were outstanding subscriptions on 79,136 shares of common stock related to the settlement of a previously issued promissory note with a principal balance of $50,000 and accrued interest of $1,454. These subscriptions had a value of approximately $95,000 based on the market value of the common stock on the settlement date. Also outstanding on such date were subscriptions on 18,000 shares of common stock, equivalent to an aggregate amount of $74,160, for the payment of rent for the months of September 2018 through January 2019 for a leased property in Massachusetts. The shares of common stock associated with all outstanding subscriptions at December 31, 2018 were issued in March 2019.

In October 2017, the Company issued subscriptions on 1,000,000 shares of common stock as part of the purchase price of the Betty’s Eddies™ acquired assets as further disclosed in Note 3 – Acquisitions. These subscriptions were valued at $370,000 based on the market value of the common stock on the transaction date. The shares of common stock associated with these subscriptions were issued in June 2018.

Membership Interests

In August 2018, an individual member of Mari Holdings MD LLC, a majority owned subsidiary of the Company (“Mari-MD”), exchanged his 0.5% membership interest in such subsidiary for 222,222 shares of the Company’s common stock.

In December 2018, a subscriptions receivable balance of $25,000 related to a member’s interest in a majority-owned subsidiary was written off, with a corresponding reduction of such member’s capital contribution account.

During 2017, the Company issued 12,778 Class A membership units of Mari-MD for $1,150,000, representing 3.05% ownership of this subsidiary at December 31, 2017.

(43)

NOTE 13 – STOCK OPTIONS

During 2018, the Company granted options to purchase 4.72 million shares of common stock at exercise prices ranging from $0.14 to $3.73 and expiring between December 2020 and November 2024. Of the total 4.72 million options issued, 3.15 million were vested upon issuance and 1.57 million have vesting periods that span six to thirty months. The fair value of these options, measured on grant date, of approximately $5.9 million is being amortized over the respective vesting periods, of which approximately $3.9 million was amortized during the year ended December 31, 2018.

During 2017, the Company granted options to purchase 550,000 shares of common stock at exercise prices ranging from $0.26 to $0.55, vesting from the grant date through March 2019, and expiring between September 2020 and October 2021. The fair value of these options, measured on grant date, was approximately $159,000, of which approximately $74,000 was amortized in 2017, $58,000 was amortized in 2018, and $27,000 was forfeited prior to vesting.

During the years ended December 31, 2018 and 2017, options to purchase 760,000 and 4,800,000 shares of common stock, respectively, were exercised at exercise prices ranging from $0.08 to $0.63 per share, and $0.01 to $0.03 per share, respectively. Of these exercised options, during 2018 and 2017, 460,000 and 4,500,000 options, respectively, were cashless exercises, with the exercise price paid via the surrender of 105,398 and 90,000 shares of common stock.

The following table summarizes the Company’s stock option transactions during the 2018 and 2017 fiscal years:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2016	9,250,000	$0.100
Granted	550,000	0.458
Exercised	(4,800,000)	0.011
Forfeited/Expired	(200,000)	0.025
Outstanding at December 31, 2017	4,800,000	0.234
Granted	4,720,000	1.805
Exercised	(760,000)	0.216
Forfeited/Expired	(450,000)	0.433
Outstanding at December 31, 2018	8,310,000	$1.117

Stock options outstanding and exercisable as of December 31, 2018 were:

Exercise Price	Shares Under Option		Remaining
per Share	Outstanding	Exercisable	Life in Years
$0.08	250,000	250,000	0.08
$0.08	100,000	100,000	0.97
$0.13	200,000	200,000	1.50
$0.14	650,000	650,000	2.00
$0.15	1,000,000	1,000,000	0.74
$0.25	1,000,000	1,000,000	0.74
$0.26	50,000	50,000	2.25
$0.33	50,000	25,000	2.19
$0.35	1,000,000	1,000,000	0.74
$0.45	190,000	190,000	2.76
$0.55	100,000	100,000	1.74
$0.55	100,000	100,000	1.74
$0.55	20,000	20,000	2.02
$0.63	300,000	300,000	3.00
$0.77	300,000	300,000	4.00
$0.90	50,000	50,000	4.37
$0.95	50,000	10,000	4.00
$2.32	300,000	-	4.70
$2.45	2,000,000	2,000,000	5.85
$2.50	100,000	-	4.66
$2.65	200,000	-	4.73
$2.85	75,000	-	3.95
$2.85	100,000	-	4.95
$3.00	25,000	-	4.96
$3.73	200,000	-	4.94
	8,310,000	7,425,000

(44)

NOTE 14 – WARRANTS

During the years ended December 31, 2018 and 2017, the Company issued warrants to purchase 8,661,137 and 3,120,311 shares of common stock, respectively, at exercise prices ranging from $0.20 to $5.50 per share in 2018 and $0.40 to $0.62 per share in 2017. These warrants generally expire three or five years from issuance date. The Company recorded the fair value of these warrants of approximately $15.7 million in 2018 ($1.8 million as compensation expense, $2.8 million as debt discounts, and $11.1 million as equity discounts) and approximately $1.0 million in 2017 (all as compensation expense).

During the year ended December 31, 2018, warrants to purchase 2,300,237 shares of common stock were exercised, at exercise prices ranging from $0.10 to $1.75 per share. Of these exercised warrants, 1,000,000 warrants were cashless exercises, with the exercise price paid via the surrender of 157,527 shares of common stock. No warrants were exercised during 2017.

The following table summarizes the Company’s warrant transactions during the 2018 and 2017 fiscal years:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2016	1,125,000	$0.136
Granted	3,120,311	0.468
Exercised	-	-
Forfeited/Expired	-	-
Outstanding at December 31, 2017	4,245,311	0.380
Granted	8,661,137	2.548
Exercised	(2,300,237)	0.385
Forfeited/Expired	-	-
Outstanding at December 31, 2018	10,606,211	$2.149

At December 31, 2018, warrants to purchase 10,606,211 shares of common stock were outstanding at exercise prices ranging from $0.12 to $5.50 per share.

NOTE 15 – REVENUES

For the years ended December 31, 2018 and 2017, the Company’s revenues were comprised of the following major categories:

	2018	2017
Real estate	$5,798,996	$2,517,225
Management	1,581,548	1,193,854
Supply procurement	3,657,909	1,936,686
Licensing	700,173	269,256
Consulting	50,000	150,604
Other	63,289	228
Total revenues	$11,851,915	$6,067,853

Revenue from two clients represented 73% and 81% of total revenues for the years ended December 31, 2018 and 2017, respectively.

(45)

NOTE 16 – NON-OPERATING INCOME

In 2017, the Company wrote off approximately $227,000 of deferred revenue that represented the conversion of a promissory note issued to a third party by the Company’s former parent, and assumed by the Company in 201l, for future products and services related to the Company’s previous online portal business.

No products or services were provided by the Company, and the third party released the Company from all of its obligations to the third party and any actions or demands related thereto.

NOTE 17 – INCOME TAXES

For the years ended December 31, 2018 and 2017, the Company’s cumulative net operating losses were approximately $11.6 million and $2.8 million, respectively, and accordingly a tax provision was not required for the years then ended.

The reconciliations between the Company's effective tax rates and the statutory tax rate for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
U.S Federal taxes at the statutory rate	21%	34%
State taxes net of federal benefit	6%	5%
Valuation allowance	(27)%	(39)%
Total	0%	0%

The approximate income tax effect of each type of temporary difference and carryforward as of December 31, 2018 and 2017 is as follows:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$3,121,086	$2,826,698

Deferred tax liabilities:
Fixed assets	(952,875)	(10,918)

Net deferred tax asset	2,168,210	2,815,780
Valuation allowance	(2,168,210)	(2,815,780)
Total	$-	$-

The Company uses the asset and liability method to account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting bases of assets and liabilities at each reporting period. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the period in which these differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) for which the Company has previously deferred from U.S. income taxes. As of December 31, 2017, the Company recorded a provisional amount for the one-time transition tax liability of $36 for its foreign subsidiaries, resulting in an increase of income tax provision of $36. As of December 31, 2018, the Company has completed its calculation of the total post-1986 foreign E&P for these foreign subsidiaries. The Company has recognized an additional $16 in its income tax expense for its one-time transition tax liability.

The Company has provided a valuation allowance against its net deferred tax assets at December 31, 2018 and 2017. Based upon the level of historical U.S. earnings and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

The federal net operating losses carryforward indefinitely, subject to an annual limitation of 80% of taxable income. The state net operating losses expire at various dates beginning in 2031. These tax attributes are subject to an annual limitation from equity shifts, which constitute and change of ownership as defined under IRC Section 382, which will limit their utilization. The Company has not completed a study through December 31, 2018 to assess whether an ownership change under Section of 382 of the Code has occurred during 2018, due to the costs and complexities associated with such a study. The Company may have experienced various ownership changes, as defined by the code, as a result of financing transactions. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended December 31, 2018. Such objective evidence limits the ability to consider the subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2018, a valuation allowance has been recorded against all net deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to the subjective evidence such as our projections for growth.

The Company previously adopted the provision for uncertain tax positions under ASC 740. The adoption did not have an impact on the Company’s retained earnings balance. At December 31, 2018 and 2017, the Company had no recorded liabilities for uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2015 through 2018. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period.

(46)

NOTE 18 – RELATED PARTY TRANSACTIONS

As disclosed in Note 3 – Acquisitions, the current CEO and CFO of the Company were part of the ownership group from whom Sigal Consulting LLC was acquired in May 2014. The 49% ownership in the Company’s subsidiary, MariMed Advisors Inc., which this ownership group acquired as part of the purchase price, was acquired by the Company from this ownership group in June 2017 in exchange for 75 million shares of the Company’s common stock.

In September 2017, the former CEO of the Company, who is a currently a board member, exercised options to purchase 4.5 million shares of common stock at an exercise price of $0.01 per share. This individual’s aggregate exercise price of $45,000 was paid via the surrender of 90,000 shares of common stock.

In October 2017, the Company acquired certain assets of the Betty’s Eddies™ brand of cannabis-infused products, as disclosed in Note 3 – Acquisitions, from a company that is minority-owned by the Company’s chief operating officer.

In December 2017 and January 2018, options to purchase 400,000 shares of commons stock at an exercise price of $0.025 were forfeited by the CEO and by an independent board member (200,000 shares forfeited by each individual).

In January 2018, the Company granted options to purchase 1.45 million shares of common stock to the Company’s board members at exercise prices ranging from $0.14 to $0.77 and expiring between December 2020 and December 2022. The fair value of these options on grant date of approximately $458,000 was amortized over the six-month vesting period.

The Company’s current corporate offices are leased from a company owned by a related party under a 10-year lease that commenced August 2018 and contains a five-year extension option. Previous to this lease, the Company’s former corporate offices were also leased from a company owned by a related party. For the years ended December 31, 2018 and 2017, expenses incurred under these leases approximated $78,000 and $24,000, respectively.

The outstanding Due To Related Parties balances at December 31, 2018 and 2017 of approximately $276,000 and $401,000, respectively, were comprised of amounts owed of approximately (i) $81,000 and $33,000, respectively, to the Company’s CEO and CFO, (ii) $135,000 and $153,000, respectively, to two companies partially owned by these officers, and (iii) $60,000 and $215,000, respectively, to two shareholders of the Company. Such amounts owed are not subject to repayment schedules and are expected to be repaid during 2019.

The outstanding Due From Related Parties balance at December 31, 2017 of approximately $135,000 (current and long-term balances in the aggregate) was comprised of an advance of approximately $120,000 to a company partially owned by the Company’s CEO and CFO, and an advance to a shareholder. During 2018, the amount owed by the shareholder was repaid, and the $120,000 amount owed by the related company remained outstanding at December 31, 2018.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases facilities under several operating leases that contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expected to exercise. The differences between amounts paid and amounts expensed are recorded under Deferred Rents Payable on the balance sheet. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments.

(47)

The location of the Company’s leased facilities and descriptions of the lease agreements are as follows:

●

Delaware – 4,000 square feet of retail space in a multi-use building under a five-year lease that commenced in October 2016 and contains a five-year option to extend the term. The Company developed the space into a cannabis dispensary which is subleased to its cannabis-licensed client. Also in Delaware, in March 2019, the Company entered into a lease of a 100,000 square foot warehouse that it intends to construct into a cultivation and processing facility to be subleased to the same Delaware client. The lease term is 10 years, with an option to extend the term for three additional five-year periods.

●	Nevada – 10,000 square feet of an industrial building that the Company built-out into a cannabis cultivation facility and is subleased to the Company’s cannabis-licensed client under a sub-lease which is coterminous with the Company’s lease for 10 years expiring in 2024.

●	Massachusetts – 10,000 square feet of office space which the Company utilizes as its corporate offices under a 10-year lease with a related party expiring in 2028 which contain a 5-year extension option.

●	Maryland – a 2,700 square foot 2-unit apartment under a lease that expires in July 2020 with an option to renew for a two-year term.

For the years ended December 31, 2018 and 2017, rent expense approximated $436,000 and $183,000, respectively.

Future minimum lease payments as of December 31, 2018 under all non-cancelable operating leases having an initial or remaining term of more than one year were:

2019	$398,731
2020	797,120
2021	894,450
2022	882,068
2023	858,136
Thereafter	4,547,028
Total	$8,377,533

Terminated Employment Agreement

An employment agreement with the former CEO of the Company that provided this individual with salary, car allowances, stock options, life insurance, and other employee benefits, was terminated in 2017.

The Company maintained an accrual of approximately $1,043,000 at December 31, 2018 and 2017 for any amounts that may be owed under this agreement, although the Company contends that such agreement is not valid.

(48)

NOTE 20 – SUBSEQUENT EVENTS

GenCanna Debentures Conversion

In February 2019, the Company converted the entire $30 million investment in subordinated secured convertible debentures of GenCanna plus accrued interest through the conversion date into common stock of GenCanna equal to a 33.5% ownership interest on a fully diluted basis. As a result of the conversion, the Company will account for this investment in accordance with the equity method.

Also during this month, the Company’s CEO was appointed to GenCanna’s board.

Acquisitions

In February 2019, the Company contracted to purchase a 70% interest in Meditaurus LLC, a company established by Dr. Jokubas Ziburkas who holds a PhD in neuroscience and is a leading authority on hemp-based CBD and the endocannabinoid system. Meditaurus currently operates in the United States and Europe and has developed proprietary CBD formulations sold under its Florance brand.

Real Estate

In March 2019, the Company entered into a lease with an option to purchase a 100,000 square foot warehouse located in Milford, Delaware. The lease term is 10 years, with an option to extend the term for three additional five-year periods. Build-out of the first 60,000 square feet into a cultivation and processing facility has commenced, and is expected to be completed by October 2019.

Investment

In January 2019, the Company entered into an agreement with Maryland Health & Wellness Center Inc. (“MHWC”, an entity that has been pre-approved for a cannabis dispensing license, to provide MHWC with a construction loan of $300,000 in connection with the buildout of MHWC’s proposed dispensary location. MHWC issued a promissory note to the Company for the amount of the loan at a rate of 8% per annum that matures in January 2023, provided however, upon the two year anniversary of the date of final state approval of MHWC’s dispensing license, the Company shall have the right, subject to state approval, to convert the note into shares of MHWC’s common stock which shall be equivalent to 20% ownership of MWHC.

Consulting Agreement

At the same time as the aforementioned investment in MHWC, the Company entered into a consulting services agreement with MHWC whereby the Company will provide advisory and oversight services to MHWC over a three-year period relating to the development, administration, operation, and management of MHWC's proposed dispensary in Maryland. The Company’s fee for such services shall be equal to 20% of MHWC’s net income of the business, as defined in the agreement.

Promissory Note Issuance

In March 2019, the Company raised $6 million from the issuance a of promissory note bearing interest at the rate of 10% per annum. This note is due and payable in January 2020.

Conversion of Note Receivable

In January, the Company’s note receivable balance of approximately $258,000 from Chooze Corp. was converted into a 2.7% ownership interest in Chooze. As of the conversion date, the Company will account for this investment in accordance with the provisions of ASC 321, Investments – Equity Securities.

Equity Transactions

●	The Company sold 799,995 shares of common stock at a price of $3.25 per share resulting in aggregate proceeds of $2.6 million.

●	Warrants to purchased 22,000 shares of common stock were exercised at exercise prices of $0.50 to $0.40. The Company received exercise proceeds of $15,800 from these exercises.

●	Options to purchase 50,000 shares of common stock were exercised at an exercise price of $0.26 per share. The Company received exercise proceeds of $13,000 from this exercise.

●	Options to purchase 350,000 shares of common stock were exercised on a cashless basis with the exercise prices paid via the surrender of 139,985 shares of common stock.

●

The holder of the $10M Debentures converted $600,000 of principal and approximately $97,000 of accrued interest into 233,194 shares of common stock at conversion prices ranging from $2.90 and $3.06 per share.

●	The Company issued 97,136 shares of common stock associated with the same number common stock subscriptions outstanding on December 31, 2018.

(49)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, and in light of the weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting at December 31, 2018, was due to an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel, and the lack of a formalized and complete set of policy and procedure documentation evidencing our system of internal controls over financial reporting. These factors lead to certain adjustments which have been reflected in our audited financial statements. These weaknesses are not uncommon in a company of our size due to personnel and financial limitations.

During 2019, we intend to work to remediate the material weaknesses identified above, which is expected to include (i) the addition of accounting and financial personnel with experience in the implementation of GAAP and SEC reporting requirements, (ii) the engagement of accounting consultants on a limited-time basis to provide expertise on specific areas of the accounting literature, (iii) the modification to our accounting processes and enhancement to our financial controls, and/or (iv) the hiring of an independent consulting or accounting firm to review and document our internal control system to ensure compliance with COSO. However, our current financial position could make it difficult for us to add the necessary resources.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting during the period ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(50)

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

(51)

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

Name	Age	Position
Robert Fireman	70	President, Chief Executive Officer, and Chairman
Jon R. Levine	54	Chief Financial Officer, Treasurer, Secretary, and Director
Bernard Stolar	72	Director
Edward Gildea	67	Director
Thomas Kidrin	66	Director

Robert Fireman has served as our president and chief executive officer since July 2017. In addition, Mr. Fireman has been a director since our formation, and is a seasoned executive in the building of technology and consumer driven companies. Mr. Fireman was a founder and Director of Consumer Card Marketing, Inc., a pioneer in the development of retail loyalty marketing programs for the supermarket and drug store industries. This company was sold to News America Marketing, a division of News Corp. Mr. Fireman has been a practicing attorney for over 30 years. Mr. Fireman is the CEO of our wholly-owned subsidiary, MariMed Advisors Inc., a director of Worlds Inc. and a former part owner of Sigal Consulting. He has over ten years of experience in the emerging cannabis industry across the country. In February 2019, Mr. Fireman was appointed to GenCanna’s board of directors.

Jon R. Levine has served as our chief financial officer, treasurer, and secretary, and has been a director since 2016. Mr. Levine has over 9 years of experience in the cannabis industry. He brings over 18 years in commercial real estate development, management and financial services. Jon was a partner at Equity Industrial Partners a national commercial real estate management group. He also has past experience in the banking at USTrust Bank as an Asset Based Lender and in the leasing industry with AT&T Financial Services and New Court Financial as a senior credit officer Mr. Levine has served as the CFO of our wholly-owned subsidiary, MariMed Advisors Inc., and in that capacity has been responsible for the management and reporting of most of the company’s revenue and financial transactions. Mr. Levine is a former part owner of Sigal Consulting.

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

Bernard Stolar has been a director since our formation. He is noted for his expertise in both identifying and developing market-driving content and forging successful business partnerships, brings to the board over twenty years of senior-level experience within the interactive entertainment industry in all phases of company operations, including sales and marketing, product development, licensing, distribution, strategic planning and management. Mr. Stolar has served in high profile leadership roles at publicly and privately held interactive entertainment companies. Currently, Mr. Stolar is Dean of Games and Game Evangelist for Google, Inc. From February 2006 until its purchase by Google, Inc. in February 2007, Mr. Stolar was the Chairman of Adscape Media. Prior to this, he was president and chief operating officer of BAM! Entertainment, where he transformed the company from a hand-held content company to a developer and marketer of interactive entertainment for next generation video game consoles. In 2000, Mr. Stolar joined Mattel, Inc. as president of Mattel Interactive, where he was responsible for directing and reorganizing the $1 billion Mattel Interactive division. From 1996 to 1999, Mr. Stolar served as president and chief operating officer of Sega of America, Inc. where he helped increase sales from $200 million to over $1 billion in three years, and orchestrated the launch of the Sega Dreamcast™, the fastest selling video game console in US history at that time. Mr. Stolar also served as executive vice president of Sony Computer Entertainment of America, where he was a key leader of the Sony Playstation® launch team, directing all third-party publishing in the U.S. Prior to that, Mr. Stolar served as president of Atari America’s game division. Mr. Stolar is a director of Worlds Inc.

(52)

Edward. Gildea has been a director since our formation. Since February 2014, Mr. Gildea has been a partner in the law firm Fisher Broyles LLP. From 2006 to 2013, Mr. Gildea was President, Chief Executive Officer and Chairman of Converted Organics Inc., a publicly held green technology company that manufactured and sold an organic fertilizer, made from recycled food waste. Mr. Gildea contributes expertise in areas of mergers & acquisitions, strategic planning, funding, business development, and executive leadership. Mr. Gildea received a B.A. from The College of the Holy Cross and a J.D. from Suffolk University Law School. Mr. Gildea’s executive business experience was instrumental in his selection as a member of the Company’s board of directors.

The board of directors met once during 2018 and otherwise acted by written consent during the year. The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

Family Relationships

None.

Legal Proceedings

None.

(53)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2018.

We believe that all of these filing requirements were satisfied by the Company’s executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

(54)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2018 and 2017, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for the year ended December 31, 2018.

SUMMARY COMPENSATION TABLE(1)(2)

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards(5)	All Other Compensation	Total
Robert Fireman	2018	$0	$10,000	$0	$70,164	$0	$80,164
President and CEO (3)	2017	$0	$0	$0	$0	$0	$0

Jon R. Levine	2018	$0	$10,000	$0	$86,355	$0	$96,355
CFO (4)	2017	$0	$0	$0	$0	$0	$0

(1) The compensation reported on the Table does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) Mr. Fireman was named President and CEO of the Company in July 2017.

(4) Mr. Levine was named CFO of the Company in July 2017.

(5) Amounts represent the fair value of option awards valued on grant date using the Black-Scholes pricing model and recognized for financial reporting purposes during the year ended December 31, 2018.

Stock Option Grants

The following table sets forth information as of December 31, 2018 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2018

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert Fireman	100,000	-	-	$0.08	12/20/19
Robert Fireman	100,000	-	-	$0.13	06/29/20
Robert Fireman	100,000	-	-	$0.14	12/31/19
Robert Fireman	100,000	-	-	$0.14	12/31/20
Robert Fireman	100,000	-	-	$0.63	12/31/21
Jon R. Levine	250,000	-	-	$0.14	12/31/20
Jon R. Levine	100,000	-	-	$0.14	12/31/20
Jon R. Levine	100,000	-	-	$0.63	12/31/21

(55)

Compensation of Directors

In 2018, the board of directors adopted a resolution to cease the practice of granting options to non-employee directors as compensation for serving on the board, until such time as the board reconsiders the compensation of non-employee directors following the shareholders’ vote in connection with the 2018 Stock Award and Incentive Plan, anticipated to take place at the next annual meeting of shareholders. Previous to this resolution, a non-employee director received compensation in the form of five-year non-qualified stock options to purchase (i) 100,000 shares of the Company’s common stock for each year of service as a non-employee director, and (ii) 150,000 shares of the Company’s common stock upon first joining the board.

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2018 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Bernard Stolar(1)	$0	$0	$120,171	$120,171
Edward Gildea(2)	$0	$0	$120,171	$120,171
Thomas Kidrin(3)	$0	$0	$60,801	$60,801

(1) Mr. Stolar held 100,000 stock options at December 31, 2018.

(2) Mr. Gildea held 650,000 stock options at December 31, 2018.

(3) Mr. Kidrin held 100,000 stock options at December 31, 2018.

(56)

Employment Agreements

An employment agreement executed in 2012 with Thomas Kidrin, the former CEO of the Company, that provided Mr. Kidrin with salary, car allowances, life insurance, stock options, and other employee benefits based on the Company reaching certain milestones, was terminated in 2017.

The Company maintains an accrual of approximately $1,043,000 for or any amounts that may be owed under this agreement, although the Company contends that the agreement is not valid.

Stock Option Plan

On May 2011, our board of directors adopted the 2011 Stock Award and Incentive Plan which plan was presented to, and approved by, our then sole stockholder, Worlds Inc. All of the 9 million shares available for issuance under this plan have been issued, of which 8.8 million were issued to current or former directors and officers of the Company. In 2018, the board adopted the 2018 Stock Award and Incentive Plan which allows for the grants of up to 40 million shares of options, restricted stock and/or other awards, as defined in the plan, with a limit to the number of incentive stock option grants. This plan shall be presented to our shareholders for approval at the next annual meeting of shareholders. As of December 31, 2018, 3,450,000 shares were issued to officers and directors.

Compensation Committee Interlocks and Insider Participation

The Company’s former CEO, Thomas Kidrin, and former CFO, Christopher Ryan, are the current CEO and CFO of Worlds Inc., the Company’s former parent. During 2018, our current CEO, Robert Fireman, and current independent directors, Edward Gildea and Bernard Stolar, were all directors of Worlds Inc. We do not have a compensation committee and therefore all of our directors perform the function of a compensation committee, except that board members recuse themselves from all deliberation of the board with respect to their respective compensation to avoid compensation committee interlock.

(57)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of April 16, 2019, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Directors and executive officers; (ii) each person known to us who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF APRIL 16, 2019

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner		% of Class(2)
Robert Fireman	23,755,218	(3)	11.2%
Jon R. Levine	26,706,517	(4)	12.6%
Edward Gildea	529,391	(5)	0.2%
Bernard Stolar	382,624		0.2%
Thomas Kidrin	4,893,358	(6)	2.3%
Timothy Shaw	10,849,508		5.1%
Gerald McGraw	17,729,932		8.3%
James Griffin	17,179,932		8.1%
All directors and executive officers as a group (six persons)	67,116,616	(7)	31.6%

(1)	The business address for each person named is c/o MariMed Inc., 10 Oceana Way, Norwood, MA 02062.

(2)	Calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934 whereby shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

(3)	Includes 500,000 currently exercisable stock options.

(4)	Includes 450,000 currently exercisable stock options.

(5)	Includes 400,000 currently exercisable stock options.

(6)	Includes 100,000 currently exercisable stock options.

(7)	Includes 1,450,000 currently exercisable stock options

(58)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As disclosed in Note 3 – Acquisitions to the Company’s audited financial statements at December 31, 2018, the current CEO and CFO of the Company were part of the ownership group from whom Sigal Consulting LLC was acquired in May 2014. The 49% ownership in the Company’s subsidiary, MariMed Advisors Inc., which this ownership group acquired as part of the purchase price, was acquired by the Company from this ownership group in June 2017 in exchange for 75 million shares of the Company’s common stock.

In September 2017, the former CEO of the Company, who is a currently a board member, exercised options to purchase 4.5 million shares of common stock at an exercise price of $0.01 per share. This individual’s aggregate exercise price of $45,000 was paid via the surrender of 90,000 shares of common stock.

In October 2017, the Company acquired certain assets of the Betty’s Eddies™ brand of cannabis-infused products, as disclosed in Note 3 – Acquisitions to the audited financial statements, from a company that is minority-owned by the Company’s chief operating officer.

In December 2017 and January 2018, options to purchase 400,000 shares of commons stock at an exercise price of $0.025 were forfeited by the CEO and by an independent board member (200,000 shares forfeited by each individual).

In January 2018, the Company granted options to purchase 1.45 million shares of common stock to the Company’s board members at exercise prices ranging from $0.14 to $0.77 and expiring between December 2020 and December 2022. The fair value of these options on grant date of approximately $458,000 was amortized over the six-month vesting period.

The Company’s current corporate offices are leased from a company with common ownership under a 10-year lease that commenced August 2018 and contains a five-year extension option. Previous to this lease, the Company’s former corporate offices were also leased from a company with common ownership. For the years ended December 31, 2018 and 2017, expenses incurred under these leases approximated $78,000 and $24,000, respectively.

At December 31, 2018 and 2017, the Company owed approximately (i) $81,000 and $33,000, respectively, to the Company’s CEO and CFO, (ii) $135,000 and $153,000, respectively, to companies partially owned by these officers, and (iii) $60,000 and $215,000, respectively, to two shareholders of the Company. Such amounts owed are not subject to repayment schedules and are expected to be repaid during 2019.

At December 31, 2017, the Company was owed approximately $120,000 from a company partially owned by the Company’s CEO and CFO, and $15,000 from a shareholder. During 2018, the amount owed by the shareholder was repaid, and the $120,000 amount owed by the related company remained outstanding at December 31, 2018.

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a board comprised of a majority of independent directors or separate committees comprised of independent directors. We use the definition of “independence” under the NASDAQ Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our board are independent. In making this determination, our board considers, among other things, transactions and relationships between each director and his immediate family and us, including those reported in this 10-K under the caption Certain Relationships and Related Transactions. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board has determined that Messrs. Stolar and Gildea are independent and Messrs. Kidrin, Fireman and Levine are not independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed for Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the independent registered public audit firms of (i) L&L CPAs P.A. (“L&L”) for the audit of the annual financial statements for the year ended December 31, 2017, and (ii) M&K CPAs PLLC (“M&K”) for the audit of the annual financial statements for the years ended December 31, 2018.

The change of audit firms, as fully explained in our 8-K filing on December 6, 2018, was due to L&L’s inability to rotate audit partners as required by Section 10A of The Securities Exchange Act of 1934 and Section 203 of the Sarbanes-Oxley Act of 2002. There were no disagreements with L&L on any matters, and no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K. L&L had issued “clean” audit opinions on the Company’s financial statements.

On December 5, 2018, our board of directors engaged M&K to be the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018. The Company did not, nor did anyone on its behalf, consult M&K prior to its engagement regarding the application of accounting principles, the type of audit opinion that might be rendered, or any matter that was either the subject of a “disagreement” or a “reportable event,” each as defined in Regulation S-K Item 304(a)(1)(v).

Audit and other fees of our independent registered public auditors are shown below.

Year Ended December 31	2018	2017

Audit Fees(1)	$61,000	$54,000
Audit-Related Fees(2)	0	0
Tax Fees(3)	9,000	9,000
All Other Fees(4)	0	0
Total Accounting Fees and Services	$70,000	$63,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by our independent registered public auditors were pre-approved by our board of directors.

(59)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

We have filed the following documents as part of this Form 10-K:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statement on page 23.

2. Financial Statement Schedules

No financial statement schedules are included because the information is either provided in the consolidated financial statements or is not required under the related instructions or is inapplicable, and therefore such schedules have been omitted.

3. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Amended Certificate of Incorporation of the Company (b)

3.2	By-Laws - Restated as Amended (a)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (a)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

21	List of Subsidiaries *

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

(a) Incorporated by reference to the same numbered Exhibit filed with the from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c) Incorporated by reference to Current Report on Form 8-K filed on November 9, 2018.

* Filed herewith

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

(60)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2019

MARIMED INC.
(Registrant)

By:	/s/ Robert Fireman
Name:	Robert Fireman
Title:	President and Chief Executive Office

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Fireman	President and Chief Executive Officer	April 16, 2019
Robert Fireman	(Principal Executive Officer)

/s/ Jon R. Levine	Chief Financial Officer	April 16, 2019
Jon R. Levine	(Principal Financial Officer)

/s/ Bernard Stolar	Director	April 16, 2019
Bernard Stolar

/s/ Edward Gildea	Director	April 16, 2019
Edward Gildea

/s/ Thomas Kidrin	Director	April 16, 2019
Thomas Kidrin

(61)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Amended Certificate of Incorporation of the Company (b)

3.2	By-Laws - Restated as Amended (a)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (a)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

21	List of Subsidiaries *

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document*

101.SCH XBRL	Taxonomy Extension Schema*

101.CAL XBRL	Taxonomy Extension Calculation Linkbase*

101.DEF XBRL	Taxonomy Extension Definition Linkbase*

101.LAB XBRL	Taxonomy Extension Label Linkbase*

101.PRE XBRL	Taxonomy Extension Presentation Linkbase*

(a) Incorporated by reference to the same numbered Exhibit filed with the Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c) Incorporated by reference to Current Report on Form 8-K filed on November 9, 2018.

* Filed herewith

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

(62)