Form 10-Q
period 2019-03-31
MARIMED INC.
filed 2019-05-10
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2019

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

Large Accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  [X]

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Not Applicable.	Not Applicable.	Not Applicable.

As of May 10, 2019, 212,636,398 shares of the Issuer’s Common Stock were outstanding.

MariMed Inc.

MariMed Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,215,835	$4,104,315
Accounts receivable, net	7,134,020	5,376,966
Deferred rents receivable	2,098,677	2,096,384
Due from third parties	2,296,163	3,860,377
Due from related parties	-	-
Notes receivable, current portion	64,392	51,462
Seed inventory	3,250,000	-
Other current assets	170,957	219,012
Total current assets	19,230,044	15,708,516

Property and equipment, net	35,422,135	34,099,864
Intangibles, net	123,333	185,000
Investments	34,117,571	1,672,163
Notes receivable, less current portion	2,172,200	1,092,376
Debentures receivable	-	30,000,000
Operating lease right-of-use assets	6,171,473	-
Finance lease right-of-use assets	31,802	-
Due from related parties	120,821	119,781
Other assets	235,905	82,924
Total assets	$97,625,284	$82,960,624

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,940,468	$3,915,430
Accrued expenses	1,776,660	1,588,368
Deferred rents payable	-	105,901
Notes payable	10,380,000	3,877,701
Mortgages payable, current portion	217,479	188,231
Operating lease liabilities, current portion	487,009	-
Finance lease liabilities, current portion	12,661	-
Due to related parties	220,271	276,311
Total current liabilities	15,034,548	9,951,942

Mortgages payable, less current portion	7,289,871	7,348,581
Debentures payable	3,794,532	3,557,440
Operating lease liabilities, less current portion	5,794,580	-
Finance lease liabilities, less current portion	19,820	-
Other liabilities	169,200	338,200
Total liabilities	32,102,551	21,196,163

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 50,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued or outstanding at March 31, 2019 and December 31, 2018	-	-
Series A preferred stock subscribed but not issued; no shares outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized at March 31, 2019 and December 31, 2018; 212,425,383 and 211,013,043 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	212,425	211,013
Common stock subscribed but not issued; zero and 97,136 shares at March 31, 2019 and December 31, 2018	-	169,123
Additional paid-in capital	91,200,774	87,180,165
Accumulated deficit	(25,599,019)	(25,575,808)
Noncontrolling interests	(291,447)	(220,032)
Total stockholders’ equity	65,522,733	61,764,461
Total liabilities and stockholders’ equity	$97,625,284	$82,960,624

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues	$3,515,815	$2,082,950

Cost of revenues	1,254,790	888,869

Gross profit	2,261,025	1,194,081

Operating expenses:
Personnel	673,375	184,671
Marketing and promotion	118,899	51,761
General and administrative	1,691,032	1,279,291
Total operating expenses	2,483,306	1,515,722

Operating income	(222,281)	(321,641)

Non-operating income (expenses):
Interest expense	(1,940,547)	(316,261)
Interest income	282,409	19,834
Equity in earnings of investments	1,958,407	-
Loss on debt settlements	-	(1,213,841)
Total non-operating income (expenses)	300,269	(1,510,268)

Net income (loss)	77,988	(1,831,909)

Net income (loss) attributable to noncontrolling interests	101,199	63,233
Net income (loss) attributable to MariMed Inc.	$(23,211)	$(1,895,142)

Net income (loss) per share	$(0.000)	$(0.011)
Weighted average common shares outstanding	212,034,324	178,914,829

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A Convertible Preferred Stock Subscribed But Not Issued		Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2017	500,000	$500	176,850,331	$176,850	1,000,000	$370,000	$22,256,060	$(11,971,740)	$175,490	$11,007,160
Sales of common stock			1,200,000	1,200			598,800			600,000
Sales of subscribed common stock					1,319,432	875,000	-			875,000
Conversion of Series A preferred stock	(500,000)	(500)	970,988	971			33,573			34,044
Settlement of obligations			295,000	295	738,462	834,462	329,105			1,163,862
Option grants							382,654			382,654
Exercise of options			300,000	300			38,700			39,000
Warrant issuances							206,347			206,347
Exercise of warrants			89,614	90			30,756			30,846
Retirement of promissory notes					1,346,153	1,526,538				1,526,538
Distributions									(64,275)	(64,275)
Net income (loss)								(1,895,142)	63,233	(1,831,909)
Balances at March 31, 2018	-	$-	179,705,933	$179,706	4,404,047	$3,606,000	$23,875,995	$(13,866,882)	$174,448	$13,969,267

	Series A Convertible Preferred Stock Subscribed But Not Issued		Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2018	-	$-	211,013,043	$211,013	97,136	$169,123	$87,180,165	$(25,575,808)	$(220,032)	$61,764,461
Sales of common stock			799,995	800			2,599,200			2,600,000
Issuance of subscribed shares			97,136	97	(97,136)	(169,123)	169,026			-
Exercise of options			260,015	260			12,740			13,000
Exercise of warrants			22,000	22			15,778			15,800
Amortization of option and warrant issuances							527,163
Conversion of debentures payable			233,194	233			696,702			696,935
Distributions									(172,614)	(172,614)
Net income (loss)								(23,211)	101,199	77,988
Balances at March 31, 2019	-	$-	212,425,383	$212,425	-	$-	$91,200,774	$(25,599,019)	$(291,447)	$65,522,733

The above statements do not show a column for Series A convertible stock as the balances are zero and there is no activity in the periods presented. See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss) attributable to MariMed Inc.	$(23,211)	$(1,895,142)
Net income (loss) attributable to noncontrolling interests	101,199	63,233
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	218,196	80,791
Amortization of intangibles	61,667	-
Amortization of warrants	760,292	-
Amortization of beneficial conversion feature	756,959	-
Amortization of original issue discount	12,337	-
Amortization of stock option and warrant issuances	527,163	572,807
Loss on promissory note extinguishments	-	1,213,841
Equity in earnings of investments	(1,958,407)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,757,054)	(668,561)
Deferred rents receivable	(2,293)	(114,038)
Due from third parties	708,302	(647,131)
Seed inventory	(3,250,000)	-
Other current assets	48,055	(19,440)
Other assets	(152,981)	36,142
Accounts payable	(1,974,962)	(110,555)
Accrued expenses	(134,287)	616,213
Deferred rents payable	(105,901)	-
Operating lease payments	110,116	-
Finance lease interest payments	(420)	-
Other liabilities	(169,000)	-
Net cash used in operating activities	(6,224,230)	(871,840)

Cash flows from investing activities:
Purchase of property and equipment	(1,538,414)	(1,294,858)
Investment in convertible debentures	-	-
Investment in notes receivable	(509,421)	-
Interest on notes receivable	14,894	10,398
Due from related parties	(1,040)
Net cash used in investing activities	(2,033,981)	(1,284,460)

Cash flows from financing activities:
Proceeds from subscribed common stock	-	875,000
Issuance of common stock	2,600,000	600,000
Issuance of interest in subsidiary
Issuance of promissory notes	6,000,000	-
Payments on promissory notes	-	(500,000)
Proceeds from mortgages	-	524,593
Payments on mortgages	(29,461)	(29,502)
Exercise of stock options	13,000	39,000
Exercise of warrants	15,800	30,846
Due to related parties	(56,040)	(200,000)
Finance lease principal payments	(954)	-
Distributions	(172,614)	(64,275)
Net cash provided by financing activities	8,369,731	1,275,662

Net change to cash and cash equivalents	111,520	(880,638)
Cash and cash equivalents at beginning of period	4,104,315	1,290,231
Cash and cash equivalents at end of period	$4,215,835	$409,593

Supplemental disclosure of cash flow information:
Cash paid for interest	$316,616	$291,912
Cash paid for taxes	$10,011	$12,596

Non-cash activities:
Conversion of debentures receivable	$30,000,000	$-
Operating lease right-of-use assets and liabilities	$6,334,392	$-
Finance lease right-of-use assets and liabilities	$33,855	$-
Conversion of advances to notes receivable	$855,913	$-
Conversion of debentures payable	$696,937	$-
Conversion of notes receivable to investment	$257,687	$-
Issuance of common stock associated with subscriptions	$169,123	$-
Conversion of promissory notes	$-	$5,526,536

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MariMed Inc. (the “Company”), a Delaware corporation, is a multifaceted company in the emerging legal cannabis and hemp industries. During 2018, the Company made a strategic decision to transition from a professional management and advisory company that provides cannabis licensing, operational consulting and real estate services, to a direct owner of cannabis licenses and operator of seed-to-sale operations.

The Company develops and manages state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of legal cannabis and cannabis-infused products. The Company also provides professional consultative services in all aspects of cannabis licensing procurement.

To date, the Company has secured, on behalf of its clients, 11 cannabis licenses across five states—two in Delaware, two in Illinois, one in Nevada, three in Maryland and three in Massachusetts. The Company’s seed-to-sale cannabis facilities, currently in excess of 300,000 square feet, are leased to its clients in each of these states. Along with operational oversight of its facilities, the Company provides its clients with legal, accounting, human resources, business development, and other corporate and administrative services.

Additionally, the Company licenses its own brands of precision-dosed, cannabis-infused products to treat specific medical conditions or to achieve a certain effect. These products are licensed under the brand names Kalm Fusion™, Nature’s Heritage™, and Betty’s Eddies™. The Company also has exclusive sublicensing rights in certain states to distribute Lucid Mood™ vaporizer pens, Vitiprints™ printable dissolvable discs, DabTabs™ vaporization tablets infused with cannabis concentrates, and the clinically tested medicinal cannabis strains developed in Israel by Tikun Olam™.

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

The Company has entered into several transactions to develop its business and carry out its aforementioned strategic transition decision which are summarized below and disclosed in further detail in Note 3 – Acquisitions and in Note 4 – Investments.

In May 2014, the Company, through its subsidiary MariMed Advisors Inc., acquired Sigal Consulting LLC, a company operating in the medical cannabis industry. This transaction was accounted for as a purchase acquisition where the Company was both the legal and accounting acquirer.

In October 2017, the Company acquired the intellectual property, formulations, recipes, proprietary equipment, knowhow, and other certain assets of Betty’s Eddies™, a brand of cannabis-infused fruit chews

In April 2018, the Company acquired iRollie LLC, a manufacturer of branded cannabis products and accessories for consumers, and custom product and packaging for companies in the cannabis industry.

In July 2018, the Company contracted to acquire AgriMed Industries of PA LLC (“AgriMed”), an entity that holds a license for the cultivation of cannabis into medical marijuana products in the state of Pennsylvania. In February 2019, the Company filed a complaint against AgriMed for specific performance. The parties are currently in discussions to resolve this matter.

In August 2018, the Company exchanged cash and stock to acquire a 23% ownership interest in an entity that has developed a customer relationship management and marketing platform, branded under the name Sprout, which is specifically designed for companies in the cannabis industry. Also during this period, the Company obtained the exclusive worldwide license of the Vitiprints patented technology for printable dissolvable cannabis-infused discs.

In October 2018, the Company entered into a purchase agreement to acquire its two cannabis-licensed clients, KPG of Anna LLC and KPG of Harrisburg LLC, currently operating medical marijuana dispensaries in the state of Illinois. The Company has not yet received legislative approval – required for all ownership changes of cannabis licensees – and therefore these entities were not consolidated in the Company’s financial statements as of March 31, 2019. The Company anticipates approval will be obtained, and the transaction consummated, in 2019

In October 2018, the Company’s cannabis-licensed client with cultivation and dispensary operations in Massachusetts, ARL Healthcare Inc. (“ARL”), filed a plan of entity conversion with the state to convert from a non-profit entity to a for-profit corporation, with the Company as the sole shareholder of the for-profit corporation. On November 30, 2018, the conversion plan was approved by the secretary of state, and effective December 1, 2018, ARL was consolidated into the Company as a wholly-owned subsidiary.

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

In January 2019, the Company entered into an agreement with Maryland Health & Wellness Center Inc. (“MHWC”), an entity that has been pre-approved for a cannabis dispensing license, to provide MHWC with a construction loan in connection with the buildout of MHWC’s proposed dispensary location. Upon the two-year anniversary of final state approval of MHWC’s dispensing license, the Company shall have the right, subject to state approval, to convert the promissory note underlying the construction loan into a 20% ownership interest of MWHC. The Company also entered into a consulting services agreement to provide MHWC with advisory and oversight services over a three-year period relating to the development, administration, operation, and management of MHWC’s proposed dispensary in Maryland.

In January 2019, the Company converted a note receivable from Chooze Corp., an entity that develops CBD- and THC-infused products without debilitating side effects, into a 2.7% ownership interest in the entity.

In January 2019, the Company established MariMed Hemp Inc., a wholly-owned subsidiary to develop, market, and distribute hemp-based CBD brands and products, and to provide hemp producers with bulk quantities of hemp genetics and biomass.

In February 2019, the Company converted its $30 million purchase of subordinated secured convertible debentures of GenCanna Global, Inc., a producer and distributor of agricultural hemp, cannabidiol (“CBD”) formulations, hemp genetics, and hemp products into a 33.5% ownership interest.

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

In accordance with GAAP, these interim statements do not contain all of the disclosures normally required in annual statements. In addition, the results of operations of interim periods are not necessarily indicative of the results of operations to be expected for the full year. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited annual financial statements and accompanying notes for the year ended December 31, 2018.

Certain reclassifications have been made to prior periods’ data to conform to the current period presentation. These reclassifications had no effect on reported income (losses) or cash flows.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of MariMed Inc. and the following majority-owned subsidiaries:

Subsidiary:	Percentage Owned
MariMed Advisors Inc.	100.0%
Mia Development LLC	89.5%
Mari Holdings IL LLC	60.0%
Mari Holdings MD LLC	97.4%
Mari Holdings NV LLC	100.0%
Hartwell Realty Holdings LLC	100.0%
iRollie LLC	100.0%
ARL Healthcare Inc.	100.0%
MariMed Hemp Inc.	100.0%

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company recorded a reserve of $150,000 at March 31, 2019 and December 31, 2018.

Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary. As of the date of this report, no reserve was deemed necessary.

Investments

The Company classifies its investments as available-for-sale-investments. Investments are comprised of equity holding of private companies. These investments are recorded at fair value on the Company’s consolidated balance sheet, with changes to fair value, if any, included in comprehensive income. Investments are evaluated for other-than-temporary impairment and are written down if such impairments are deemed to have occurred.

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

●

Product Sales – the Company is currently working towards generating revenues from direct sales of cannabis, hemp, and products derived from these plants. Such revenues are anticipated to come from (i) MariMed Hemp’s development of a hemp-derived CBD product line and wholesale hemp distribution business, and (ii) the dispensary and wholesale operations of ARL in Massachusetts and of the Company’s planned cannabis-licensee acquisitions in Pennsylvania, Illinois, Maryland, and Nevada. This revenue will be recognized at retail points-of-sale or when products are delivered.

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

For the three months ended March 31, 2019 and 2018, based on its impairment analyses, the Company did not have any impairment losses.

Leases

The consolidated financial statements reflect the Company’s adoption of ASC 842, Leases, as amended by subsequent accounting standards updates, utilizing the modified retrospective transition approach which calls for applying the new standard to all of the Company’s leases effective January 1, 2019, which is the effective date of adoption.

ASC 842 is intended to improve financial reporting of leasing transactions. The most prominent change from previous accounting guidance is the requirement to recognize right-of-use assets and lease liabilities for the rights and obligations created by operating leases in which the Company is the lessee that extend more than twelve months on the balance sheet. The Company elected the package of practical expedients permitted under ASC 842. Accordingly, the Company accounted for its existing operating leases that commenced before the effective date as operating leases under the new guidance without reassessing (i) whether the contracts contain a lease, (ii) the classification of the leases (iii) the accounting for indirect costs as defined in ASC 842.

The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Non-lease components within lease agreements are accounted for separately. Right-of-use assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term, utilizing the Company’s incremental borrowing rate. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The fair value of option and warrant issuances are determined the Black-Scholes pricing model and employing several inputs such as the expected life of instrument, the exercise price, the expected risk-free interest rate, the expected dividend yield, the value of the Company’s common stock on issuance date, and the expected volatility of such common stock. No options or warrants were issued during the three months ended March 31, 2019. The following table summarizes the range of inputs used by the Company during the same period in 2018:

Life of instrument	3.0 to 5.0 years
Volatility factors	1.152 to 2.086
Risk-free interest rates	1.92% to 2.25%
Dividend yield	0%

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the three months ended March 31, 2019 and 2018.

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

As of March 31, 2019 and 2018, there were 18,429,211 and 10,005,697, respectively, of potentially dilutive securities in the form of options and warrants. Also as of such dates, there were $350,000 and $550,000, respectively, of convertible promissory notes, and $8 million and zero, respectively, of convertible debentures payable, that were potentially dilutive, whose conversion into common stock is based on a discount to the market value of common stock on or about the future conversion date. For the three months ended March 31, 2019, all potentially dilutive securities had an anti-dilutive effect on earnings per share, and in accordance with ASC 260, were excluded from the diluted net income per share calculation, resulting in identical calculations of basic and fully diluted net income per share. These securities may dilute earnings per share in the future.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. This ASU was adopted effective January 1, 2019 with no impact to the Company’s financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting, which is part of the FASB’s simplification initiative to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This update, which provides consistency in the accounting for share-based payments to nonemployees with that of employees, was adopted effective January 1, 2019 with no material impact to the Company’s financial statements and related disclosures.

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

Betty’s Eddies™

In October 2017, the Company acquired the intellectual property, formulations, recipes, proprietary equipment, know-how, and other certain assets of the Betty’s Eddies™ brand of cannabis-infused fruit chews, from Icky Enterprises LLC, a company partially owned by an officer of the company (“Icky”). The purchase price was $140,000 plus 1,000,000 shares of the Company’s common stock valued at $370,000 based on the price of the common stock on the date of the agreement. These shares of common stock were issued in June 2018.

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

As part of the agreement between the parties, Icky shall receive royalties based on a percentage of the Company’s sales of the Betty’s Eddies™ product line, commencing at 25% and decreasing to 2.5% as certain sales thresholds are met. For the three months ended March 31, 2019 and 2018, such royalties approximated $20,000 and $5,000, respectively.

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

The acquisition was accounted for in accordance with ASC 10, Business Combinations. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed on the acquisition date:

Equipment	$21,000
Cannabis licenses	185,000
Accounts payable	(120,689)
Due to related parties	(92,765)
Total identifiable net assets	(7,454)
Goodwill	731,902
Total fair value of consideration	$724,448

The total consideration paid by the Company was equal to the forgiveness of amounts owed to the Company by ARL. Accordingly, the transaction gave rise to goodwill of approximately $732,000, which the Company wrote down. The cannabis licenses acquired comprised the balance of Intangibles within the asset section of the Company’s balance sheet at December 31, 2018. This intangible asset is being amortized over its estimated useful life, and at March 31, 2019, the carrying value less amortization was approximately $123,000.

AgriMed Industries of PA LLC

In July 2018, the Company entered into a purchase agreement to acquire 100% of the ownership interests of AgriMed Industries of PA LLC (“AgriMed”), an entity that holds a license from the state of Pennsylvania for the cultivation of cannabis. AgriMed presently develops cannabis products that are wholesaled to medical marijuana dispensaries within the state. The purchase price is comprised of $8,000,000, a portion of which may be in the form of the Company’s common stock at the seller’s option, and the assumption of certain liabilities of AgriMed not to exceed $700,000. In February 2019, the Company filed a complaint against AgriMed for specific performance of their obligations under the purchase agreement. The parties are currently working towards a resolution of this matter.

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

As of March 31, 2019, the Company had not yet received the legislative approval – required for all ownership changes of cannabis licensees – and therefore the operations of the KPGs were not consolidated in the Company’s financial statements as of such date. The Company anticipates approval will be obtained, and the transaction consummated, in 2019. When that occurs, the Company expects to consolidate the acquired entities in accordance with ASC 10.

The Harvest Foundation LLC

In November 2018, the Company issued a letter of intent to acquire 100% of the ownership interests of The Harvest Foundation LLC, the Company’s cannabis-licensed client in the state of Nevada. The parties are in the process of negotiating a definitive agreement governing the acquisition following the satisfactory completion of due diligence. The acquisition is conditioned upon the appropriate legislative approval of the transaction, which is expected to occur in May 2019. Accordingly, the operations of The Harvest Foundation LLC have not been consolidated for the three months ended March 31, 2019.

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

Meditaurus LLC

In February 2019, the Company entered into a binding letter of intent to acquire a 70% interest in Meditaurus LLC, a company established by Dr. Jokubas Ziburkas, a PhD in neuroscience who is a leading authority on CBD and its interactions with the brain and endocannabinoid system. Meditaurus currently operates in the United States and Europe and has developed proprietary CBD formulations sold under its Florance brand.

The purchase price of $2.8 million is comprised of cash up to $720,000 and the remainder in the Company’s common stock. The Company shall receive a license to distribute Meditaurus products in exchange for a license fee to be finalized prior to the closing of the transaction. In addition, the Company shall hire Dr. Ziburkas and other members of the Meditaurus executive team. The transaction is conditioned upon the successful due diligence by the parties as well as ownership and regulatory approvals, as required. The Company anticipates definitive agreements to be executed and the deal closed within 120 days.

NOTE 4 – INVESTMENTS

At March 31, 2019 and December 31, 2018, the Company’s investments were comprised of the following:

	March 31, 2019	December 31, 2018
GenCanna Global Inc.	$32,234,402	$-
CVP Worldwide LLC	1,125,482	1,172,163
Iconic Ventures Inc.	500,000	500,000
Chooze Corp.	257,687	-
Total investments	$34,117,571	$1,672,163

GenCanna Global Inc.

During 2018, in a series of transactions, the Company purchased $30 million of subordinated secured convertible debentures (the “GC Debentures”) of GenCanna Global, Inc., a producer and distributor of agricultural hemp, CBD formulations, hemp genetics, and hemp products (“GenCanna”). In February 2019, the Company converted the GC Debentures, plus unpaid accrued interest of approximately $229,000 through the conversion date, into common stock of GenCanna equal to a 33.5% ownership interest on a fully diluted basis.

The investment has been accounted under the equity method. Accordingly, the Company recorded equity in earnings of approximately $2,005,000 based its percentage equity of GenCanna’s net income from the date of conversion through March 31, 2019. Such amount increased the carrying value of the investment to approximately $32,234,000 at March 31, 2019.

CVP Worldwide LLC

In August 2018, the Company invested $300,000, of a total contracted cash investment of $500,000, and issued 378,259 shares of common stock, valued at approximately $915,000, in exchange for 23% ownership in CVP Worldwide LLC (“CVP”). CVP has developed a customer relationship management and marketing platform, branded under the name Sprout, which is specifically designed for companies in the cannabis industry.

The Company shall assist in the ongoing development and design of Sprout, and in marketing Sprout to companies within the cannabis industry. The Company shall earn a percentage share of Sprout’s revenues generated from sales (i) to the Company’s clients, and (ii) by the Company to third parties. As of December 31, 2018, no revenue share was earned by the Company.

The investment has been accounted under the equity method. In 2018, the Company recorded a charge to net income of approximately $43,000 based on its equity in CVP’s net loss during the period of the Company’s ownership. Such amount reduced the carrying value of the investment to approximately $1,172,000 at December 31, 2018. For the three months ended March 31, 2019, the Company recorded a charge of approximately $48,000 representing the Company’s equity in CVP’s net loss during this period, further reducing the carrying value of the investment to approximately $1,125,000 at March 31, 2019.

Iconic Ventures Inc.

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

The Company’s investment equates to an ownership percentage in Iconic of 8.75%. The Company was not given a board seat and does not have ability to exert operational or financial control over the entity. In accordance with ASC 321, Investments – Equity Securities, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. Under this alternative measurement election, the investment is recorded at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in Iconic. Following the Company’s purchase, there has been no impairment to this investment, nor any observable price changes to investments in Iconic. Accordingly, this investment was carried at $500,000 at March 31, 2019 and December 31, 2018.

The Company will continue to apply the alternative measurement guidance until this investment does not qualify to be so measured. The Company may subsequently elect to measure this investment at fair value, and if so, shall measure all identical or similar investments in Iconic at fair value. Any subsequent changes in fair value shall be recognized in net income.

Chooze Corp.

In January 2019, the entire principal and accrued interest balance of a note receivable from Chooze Corp. of approximately $258,000 was converted into a 2.7% ownership interest in Chooze. In accordance with ASC 321, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. Following the Company’s purchase, there has been no impairment to this investment, nor any observable price changes to investments in the entity. Accordingly, this investment was carried at approximately $258,000 at March 31, 2019.

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

Pursuant to the agreement, the Company made a non-refundable payment of $250,000 which was charged to Cost of Revenues in August 2018. In addition, the Company shall pay a royalty to Vitiprints equal to 10% of net revenue, as defined, received by the Company from commercialization of the Vitiprints License, with a minimum royalty payment of $250,000 due on the date of the first commercial sale of a licensed product. In order to maintain the exclusivity of the license, the Company shall make minimum royalty payments of (i) $500,000 for the year following the first sale date, as defined, (ii) $750,000 for the following year, and (iii) $1,000,000 for all remaining years during the initial or renewal terms.

NOTE 5 – DEFERRED RENTS RECEIVABLE

The Company is the lessor under six operating leases which contain rent holidays, escalating rents over time, options to renew, requirements to pay property taxes, insurance and/or maintenance costs, and contingent rental payments based on a percentage of monthly tenant revenues. The Company is not the lessor to any finance leases.

The Company recognizes fixed rental receipts from such lease agreements on a straight-line basis over the expected lease term. Differences between amounts received and amounts recognized are recorded under Deferred Rents Receivable on the balance sheet. Contingent rentals are recognized only after tenants’ revenues are finalized and if such revenues exceed certain minimum levels.

The Company leases the following owned properties:

●	Delaware – a 45,000 square foot facility purchased in September 2016 and built into a cannabis cultivation, processing, and dispensary facility which is leased to a cannabis-licensed client occupying 100% of the space under a 20-year triple net lease expiring in 2035.

●	Illinois – two 3,400 square foot free-standing retail dispensaries in the cities of Anna and Harrisburg and leased to two licensed cannabis dispensary clients each under a 20-year lease expiring in 2036.

●	Maryland – a 180,000 square foot former manufacturing facility purchased January 2017 and rehabilitated by the Company into a cultivation and processing facility which is leased to a licensed cannabis client under a 20-year triple net lease that started in January 2018.

●	Massachusetts – a 138,000 square foot industrial property of which approximately half of the available square footage is leased to a non-cannabis manufacturing company under a five-year lease.

The Company subleases the following property:

●	Delaware – 4,000 square feet of retail space in a multi-use building space which the Company developed into a cannabis dispensary which is subleased to its cannabis-licensed client under a under a five-year triple net lease with a five-year option to extend.

As of March 31, 2019 and December 31, 2018, cumulative fixed rental receipts under such leases approximated $6.4 million and $5.4 million, respectively, compared to revenue recognized on a straight-line basis of approximately $8.5 million and $7.5 million. Accordingly, the deferred rents receivable balances at March 31, 2019 and December 31, 2018 approximated $2.1 million and at the end of both periods.

Future minimum rental receipts for non-cancelable leases and subleases as of March 31, 2019 were:

2019	$3,101,253
2020	4,222,040
2021	4,368,640
2022	4,293,999
2023	3,997,651
Thereafter	48,942,935
Total	$68,926,518

NOTE 6 – DUE FROM THIRD PARTIES

At March 31, 2019 and December 31, 2018, the following amounts were advanced by the Company to its cannabis-licensed clients primarily for working capital purposes:

	March 31, 2019	December 31, 2018
Kind Therapeutics USA Inc. (Maryland licensee)	$1,437,902	$2,679,496
KPG of Anna LLC (Illinois licensee)	67,163	482,700
KPG of Harrisburg LLC (Illinois licensee)	57,032	449,385
Harvest Foundation LLC (Nevada licensee)	734,066	248,796
Total due from third parties	$2,296,163	$3,860,377

When a client is able to organically fund its ongoing operations, such client will issue a promissory note to the Company for the cumulative advances made up to that point, which will then be paid down monthly over a period of time. The Company has successfully employed this strategy in the past, and accordingly, in January 2019, KPG of Anna LLC and KPG of Harrisburg LLC issued promissory notes to the Company as described in Note 7 – Notes Receivable.

NOTE 7 – NOTES RECEIVABLE

At March 31, 2019 and December 31, 2018, notes receivable were comprised of the following:

	March 31, 2019	December 31, 2018
First State Compassion Center	$566,452	$578,723
Healer LLC	512,103	307,429
KPG of Anna LLC	449,134	-
KPG of Harrisburg LLC	398,803	-
Chooze Corp.	-	257,687
Total notes receivable	2,236,592	1,143,839
Notes receivable, current portion	64,392	51,462
Notes receivable, less current portion	$2,172,200	$1,092,377

The Company loaned approximately $700,000 to First State Compassion Center, its Delaware cannabis-licensee client, during the period of October 2015 to April 2016. In May 2016, this client issued a 10-year promissory note, as amended, to the Company bearing interest at a compounded rate of 12.5% per annum. The monthly payments of approximately $10,100 will continue through April 2026, at which time the note will be fully paid down. At March 31, 2019 and December 31, 2018, the current portion of this note was approximately $53,000 and $51,000, respectively, and included in Note Receivable, Current Portion on the balance sheets.

During the period August to October 2018, the Company loaned $300,000 to Healer LLC, an entity that provides cannabis education, dosage programs, and products developed by Dr. Dustin Sulak, an integrative medicine physician and nationally renowned cannabis practitioner. In January and February 2019, the company loaned Healer an additional $200,000. The loans bear interest at 6% per annum, with principal and interest payable on the maturity date which is three years from issuance.

In January 2019, KPG of Anna LLC and KPG of Harrisburg LLC each issued a promissory note to the Company in the amount of approximately $451,000 and $405,000, respectively, representing the advances made by the Company to these entities through December 31, 2018. The notes bear interest at 12% per annum, with monthly principal and interest payments due through December 2038. At March 31, 2019, the current portion of these notes approximated $11,000 in the aggregate.

During the period May to October 2018, the Company loaned $250,000 to Chooze Corp. bearing interest at 8% per annum and maturing in 2021. In January 2019, the entire principal and accrued interest balance of approximately $258,000 was converted into a 2.7% ownership interest in Chooze.

NOTE 8 – SEED INVENTORY

During the three months ended March 31, 2019, MariMed Hemp Inc. (“Mari-Hemp”), the Company’s wholly-owned subsidiary operating in the emerging global hemp market, purchased $3.25 million of hemp seeds meeting the U.S. government’s definition of federally legal industrial hemp, which was descheduled as a controlled substance and classified as an agricultural commodity upon the signing of the 2018 Farm Bill. Mari-Hemp intends to use the seeds to conduct a wholesale hemp distribution business and to develop a hemp-derived CBD product line.

NOTE 9 – DEBENTURES RECEIVABLE

As detailed in Note 4 – Investments, the Company converted the GC Debentures into a 33.5% ownership interest in GenCanna in February 2019. Prior to conversion, the GC Debentures bore interest at a compounded rate of 9% per annum and had an original maturity of three years from issuance. For the year ended December 31, 2018, the Company earned and received interest income of approximately $502,000 on the GC Debentures.

Among other provisions of the subscription agreement governing the GC Debentures, the Company agreed to fund a $10 million employee bonus pool should GenCanna meet certain 2019 operating targets, and the Company’s CEO was appointed as a director to GenCanna’s board. Additionally, pursuant to a rights agreement, the Company was granted certain rights including the rights of inspection, financial information, and participation in future security offerings of GenCanna.

NOTE 10 – PROPERTY AND EQUIPMENT

At March 31, 2019 and December 31, 2018, property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Land	$3,392,710	$3,392,710
Buildings and building improvements	13,651,246	13,566,144
Tenant improvements	5,392,287	5,348,882
Furniture and fixtures	143,237	114,160
Machinery and equipment	1,872,681	1,632,351
Construction in progress	13,345,944	12,205,447
	37,798,105	36,259,694
Less: accumulated depreciation	(2,375,970)	(2,159,830)
Property and equipment, net	$35,422,135	$34,099,864

During the three months ended March 31, 2019 and 2018, additions to property and equipment were approximately $1.5 million and $1.3 million, respectively.

The 2018 additions were primarily comprised of (i) the buildout of properties in Hagerstown, MD, New Bedford, MA, and Middleborough, MA, and (ii) improvements to the Lewes, DE facility. The 2019 additions consisted primarily of the continued buildout of properties in Hagerstown, MD, New Bedford, MA, and Middleborough, MA.

The December 31, 2018 construction in progress balance of approximately $12.2 million was primarily comprised of (i) New Bedford, MA building, improvements and machinery of approximately $9.8 million and (ii) Middleborough, MA building, improvements and fixtures of approximately 2.4 million. The additions to construction in progress during the three months ended March 31, 2019 of approximately $1.1 million consisted of continuing buildout and machinery for the New Bedford, MA and Middleborough, MA properties.

Depreciation expense for the three months ended March 31, 2019 and 2018 was approximately $218,000 and $81,000, respectively.

NOTE 11 – DEBT

Mortgages

In November 2017, the Company entered into a 10-year mortgage agreement with Bank of New England for the purchase of a 138,000 square foot industrial property in New Bedford, Massachusetts, within which the Company has built a 70,000 square foot cannabis cultivation and processing facility that is leased to ARL. From the start of the mortgage through May 2019, the Company is required to make monthly payments of interest-only at a rate equal to the monthly prime rate plus 2%, with a floor of 6.25%. From May 2019 to May 2024, the Company shall make principal and interest payments at a rate equal to the prime rate on May 2, 2019 plus 2%, with a floor of 6.25%. Principal and interest payments shall continue from May 2024 through the end of the lease at a rate equal to the prime rate on May 2, 2024 plus 2%, with a floor of 6.25%. The principal balance on this mortgage was $4,895,000 on both March 31, 2019 and December 31, 2018, of which approximately $91,000 and $63,000, respectively, was current.

The Company maintains another mortgage with Bank of New England for the 2016 purchase of a 45,070 square foot building in Wilmington, Delaware which was developed into a cannabis seed-to-sale facility and is currently leased to the Company’s cannabis-licensed client in the state. The mortgage matures in 2031 with monthly principal and interest payments at a rate of 5.25% through September 2021, and thereafter the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25%. At March 31, 2019 and December 31, 2018, the principal balance on this mortgage was approximately $1,767,000 and $1,792,000, respectively, of which approximately $103,000 and $102,000, respectively, was current.

In 2016, the Company entered into a mortgage agreement with DuQuoin State Bank (“DSB”) for the purchase of two properties that it developed into two 3,400 square foot free-standing retail dispensaries that are currently leased to the KPGs. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined at the discretion of DSB’s executive committee. The Company has been notified by DSB that the mortgage will be renewed in May 2019. At March 31, 2019 and December 31, 2018, the principal balance on this mortgage was approximately $845,000 and $850,000, respectively, of which approximately $23,000 was current at the end of both periods.

Promissory Notes

In March 2019, the Company raised $6 million from the issuance of a secured promissory note maturing in December 2019 and bearing interest at the rate of 13% per annum, with interest payable monthly. The Company may elect to prepay the note in whole or part without penalty upon three business days’ notice and with payment of all interest through the maturity date. The Company may extend the maturity date by up to three months upon thirty days’ notice prior to the maturity date with an extension fee payment to the note holder of $300,000. At March 31, 2019, the carrying value of this note was $6 million.

In September 2018, the Company raised $3 million from the issuance of a secured promissory note bearing interest at the rate of 10% per annum, with interest payable monthly. The note is due and payable in September 2019, however the Company may elect to prepay the note in whole or part at any time after December 17, 2018 without premium or penalty. The Company issued three-year warrants, which were attached to this promissory note, to the lender’s designees to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The Company recorded a discount on the note of approximately $1,511,000 from the allocation of note proceeds to the warrants based on the fair value of such warrants on the issuance date. Approximately $882,000 of the warrant discount was amortized to interest expense during 2018, and the remaining $629,000 was amortized during the three months ended March 31, 2019. The carrying value of this note was $3 million at March 31, 2019 and approximately $2.37 million, net of remaining warrant discount of $629,000, at December 31, 2018.

During 2018, holders of previously issued promissory notes with principal balances of $1,075,000 converted such promissory notes into 1,568,375 shares of common stock at conversion prices ranging from $0.65 to $0.90 per share. The conversions resulted in the recording of non-cash losses of approximately $829,000 in the aggregate, based on the market value of the common stock on the conversion dates. No such conversions occurred during the three months ended March 31, 2019

During 2018, the Company issued 2,596,313 shares of common stock and subscriptions on 79,136 shares of common stock to retire promissory notes with principal balances of $7,495,000 and approximately $95,000 of accrued interest. The Company recorded non-cash losses of approximately $2.5 million based on the fair value of the common stock on the retirement dates. No such retirements were made during the three months ended March 31, 2019.

During 2018 the Company repaid $700,000 of promissory notes. No repayments of debt occurred during the three months ended March 31, 2019.

The aggregate scheduled maturities of the Company’s total debt outstanding, inclusive of the promissory notes and mortgages described within this Note 11 – Debt, and the convertible debentures described in the following Note 12 – Debentures Payable, as of March 31, 2019 were:

2019	$11,643,995
2020	8,570,954
2021	5,235,827
2022	251,543
2023	268,338
Thereafter	5,544,225
Total	31,514,882
Less discounts	(9,833,000)
$21,681,882

NOTE 12 – DEBENTURES PAYABLE

In October and November 2018, pursuant to a securities purchase agreement (the “SPA”), the Company sold an aggregate of $10,000,000 of convertible debentures bearing interest at the rate of 6% per annum that mature two years from issuance, with a 1% issue discount, resulting in net proceeds to the Company of $9,900,000 (the “$10M Debentures”).

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

In November and December 2018, the Holder converted $1,400,000 of principal and approximately $36,000 of accrued interest into 524,360 shares of common stock at conversion prices of $2.23 and $3.04 per share. In January 2019, the Holder converted $600,000 of principal and approximately $97,000 of accrued interest into 233,194 shares of common stock at conversion prices ranging from $2.90 and $3.06 per share

During the three months ended March 31, 2019, amortization of the beneficial conversion feature, after adjustment for the conversions, approximated $757,000; amortization of the Warrants discount approximated $131,000; and the amortization of original issue discount approximated $12,000. This amortization was charged to interest expense. Additionally, accrued interest expense on the notes for such period approximated $123,000 of which approximately $88,000 was paid prior to the end of the period.

At March 31, 2019, the outstanding principal balance on the $10M Debentures was $8 million. Also on such date, the unamortized balances of the beneficial conversion feature, Warrants discount, and original issue discount were approximately $3,290,000, $836,000, and $79,000, respectively. Accordingly, at December 31, 2018, the carrying value of the $10M Debentures was approximately $3,795,000.

At December 31, 2018, the outstanding principal balance on the $10M Debentures was $8.6 million. Also on such date, the unamortized balances of the beneficial conversion feature, Warrants discount, and original issue discount were approximately $4.1 million, $966,000, and $91,000, respectively, and accrued and unpaid interest was approximately $62,000. Accordingly, at December 31, 2018, the carrying value of the $10M Debentures was approximately $3.6 million.

NOTE 13 – EQUITY

Preferred Stock

In January 2018, all 500,000 shares of subscribed Series A convertible preferred stock were converted into 970,988 shares of common stock at a conversion price of $0.55 per share. The Company recorded a non-cash loss on conversion of approximately $34,000 based on the market value of the common stock on the conversion date.

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

Common Stock

During the three months ended March 31, 2019, the Company sold 799,995 shares of common stock at a price of $3.25 per share, resulting in total proceeds of $2.6 million. During the same period in 2017, the Company sold 1,200,000 shares of common stock, at a price of $0.50 per share, resulting in total proceeds of $600,000.

During the three months ended March 31, 2019, the Company issued 97,136 common shares associated with previously issued subscriptions on common stock with a value of approximately $169,000. No such issuances occurred during the same period in 2018.

During the three months ended March 31, 2018, the Company issued 295,000 shares, in exchange for services rendered by third-parties or to otherwise settle outstanding obligations. Based on the market value of the common stock on the dates of issuance, the Company recorded non-cash losses on these settlements of approximately $204,000. No such issuances were made in 2019.

As previously disclosed in Note 12 – Debentures Payable, in January 2019, the Holder of the $10M Debentures converted $600,000 of principal and approximately $97,000 of accrued interest into 233,194 shares of common stock.

As further disclosed in Note 14 – Stock Options, during the three months ended March 31, 2019 and 2018, 260,015 and 300,000 shares of common stock, respectively, were issued in connection with the exercise of stock options.

As further disclosed in Note 15 – Warrants, during the three months ended March 31, 2019 and 2018, warrants to purchase 22,000 and 89,614 shares of common stock were exercised.

Common Stock Subscribed But Not Issued

At December 31, 2018, there were outstanding subscriptions on 79,136 shares of common stock related to the settlement of a previously issued promissory note with a principal balance of $50,000 and accrued interest of $1,454. These subscriptions had a value of approximately $95,000 based on the market value of the common stock on the settlement date. Also outstanding on such date were subscriptions on 18,000 shares of common stock, equivalent to an aggregate amount of approximately $74,000, for the payment of rent for the months of September 2018 through January 2019 for a leased property in Massachusetts. The shares of common stock associated with all outstanding subscriptions at December 31, 2018 were issued in March 2019.

During the three months ended March 31, 2018, the Company issued subscriptions on 1,319,432 shares of common stock, at prices of $0.65 and $0.95 per share, resulting in total proceeds of $875,000. No subscriptions on common stock were issued during the same period in 2019.

In February 2018, two promissory notes totaling $975,000 were converted into subscriptions on 1,346,153 shares of common stock. Based on the market value of the common stock on the conversion dates, the Company recorded a non-cash loss on these conversions of approximately $652,000. No such conversions occurred in 2019.

During the three months ended March 31, 2018, the Company issued subscriptions on 738,462 shares of common stock to settle an outstanding obligation. The Company recorded a non-cash loss of approximately $459,000 based on the market value of the common stock on the settlement date. No such settlements were made in 2018.

NOTE 14 – STOCK OPTIONS

During the three months ended March 31, 2018, the Company granted options to purchase 1.45 million shares of common stock to the Company’s board members at exercise prices ranging from $0.14 to $0.77, vesting over a six-month period, and expiring between December 2020 and December 2022. The fair value of these options on grant date of approximately $458,000 was amortized over the vesting periods, with approximately $366,000 incurred during the three months ended March 31, 2018. No stock options were granted in 2019.

During the three months ended March 31, 2019 and 31, options to purchase 400,000 and 300,000 shares of common stock, respectively, were exercised at exercise prices ranging from $0.08 to $0.77 per share in 2019, and $0.13 per share in 2018. Of the options exercised in 2019, 350,000 were cashless exercises, with the exercise price paid via the surrender of 139,985 shares of common stock.

During the three months ended March 31, 2018, options to purchase 300,000 were forfeited. There were no forfeitures in 2019

Stock options outstanding and exercisable as of March 31, 2019 were:

Exercise Price	Shares Under Option		Remaining
per Share	Outstanding	Exercisable	Life in Years
$0.080	100,000	100,000	0.72
$0.130	200,000	200,000	1.25
$0.140	100,000	100,000	1.75
$0.140	550,000	550,000	1.76
$0.150	1,000,000	1,000,000	0.50
$0.250	1,000,000	1,000,000	0.50
$0.330	50,000	50,000	1.94
$0.350	1,000,000	1,000,000	0.50
$0.450	190,000	190,000	2.51
$0.550	100,000	100,000	1.50
$0.550	20,000	20,000	1.77
$0.630	300,000	300,000	2.76
$0.770	200,000	200,000	3.76
$0.900	050,000	50,000	4.12
$0.950	50,000	10,000	3.76
$2.320	300,000	60,000	4.45
$2.450	2,000,000	2,000,000	3.73
$2.500	100,000	25,000	4.41
$2.650	200,000	50,000	4.49
$2.850	75,000	-	3.70
$2.850	100,000	-	4.70
$3.000	25,000	-	4.72
$3.725	200,000	-	4.70
	7,9100,000	7,005,000

NOTE 15 – WARRANTS

During the three months ended March 31, 2018, the Company issued five-year warrants to purchase 200,000 shares of common stock at an exercise price of $1.15 per share. The entire fair value of these warrants on the issuance date of approximately $206,000 was amortized during the period. No warrants were issued during the three months ended March 31, 2019.

During the three months ended March 31, 2019 and 2018, warrants to purchase 22,000 and 89,614 shares of common stock, respectively, were exercised at exercise prices ranging from $0.50 to $0.90 per share in 2019 and $0.20 to $0.40 per share in 2018.

At March 31, 2019 and 2018, warrants to purchase 10,584,211 and 4,355,697 shares of common stock, respectively, were outstanding at exercise prices ranging from $0.12 to $5.50 per share in 2019 and $0.10 to $1.15 per share in 2018.

NOTE 16 – REVENUES

For the three months ended March 31, 2019 and 2018, the Company’s revenues were comprised of the following major categories:

	Three months ended March 31,
	2019	2018
Real estate	$1,666,563	$1,023,220
Management	425,648	352,742
Supply procurement	1,146,033	626,924
Licensing	258,553	80,064
Other	19,018	-
Total revenues	$3,515,815	$2,082,950

Revenue from two clients represented 82% and 78% of total revenues for three months ended March 31, 2019 and 2018, respectively.

NOTE 17 – RELATED PARTY TRANSACTIONS

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

The Company’s current corporate offices are leased from a company owned by a related party under a 10-year lease that commenced August 2018 and contains a five-year extension option. Previous to this lease, the Company’s former corporate offices were also leased from a company owned by a related party. For the three months ended March 31, 2019 and 2018, expenses incurred under these leases approximated $34,000 and $6,000, respectively.

The outstanding Due To Related Parties balances at March 31, 2019 and December 31, 2018 of approximately $220,000 and $276,000, respectively, were comprised of amounts owed of approximately (i) $81,000 in both periods to the Company’s CEO and CFO, (ii) $79,000 and $135,000, respectively, to two companies partially owned by these officers, and (iii) $60,000, in both periods to two shareholders of the Company. Such amounts owed are not subject to repayment schedules and are expected to be repaid during 2019.

The outstanding Due From Related Parties balance at March 31, 2019 and December 31, 2018 of approximately $120,000 and $121,000 was comprised of an advance of to a company partially owned by the Company’s CEO and CFO. This amount is expected to be repaid in 2019.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is the lessee under five operating leases and one finance lease. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments.

The details of the Company’s operating lease agreements are as follows:

●	Delaware – 4,000 square feet of retail space in a multi-use building under a five-year lease that commenced in October 2016 and contains a five-year option to extend the term. The Company developed the space into a cannabis dispensary which is subleased to its cannabis-licensed client.

●	Delaware – a 100,000 square foot warehouse leased in March 2019 that the Company intends to construct into a cultivation and processing facility to be subleased to the same Delaware client. The lease term is 10 years, with an option to extend the term for three additional five-year periods.

●	Nevada – 10,000 square feet of an industrial building that the Company has built-out into a cannabis cultivation facility and plans to rent to its cannabis-licensed client under a sub-lease which will be coterminous with this lease expiring in 2024.

●	Massachusetts – 10,000 square feet of office space which the Company utilizes as its corporate offices under a 10-year lease with a related party expiring in 2028 which contain a 5-year extension option.

●	Maryland – a 2,700 square foot 2-unit apartment under a lease that expires in July 2020 with an option to renew for a two-year term.

The Company leases machinery under a finance lease that expires in February 2022 with such term being a major part of the economic useful life of the machinery.

The components of lease expense for the three months ended March 31, 2019 were as follows:

Operating lease cost	$93,015
Finance lease cost:
Amortization of right-of-use assets	$2,053
Interest on lease liabilities	420
Total finance lease cost	$2,473

The weighted average remaining lease term for operating leases is 9.9 years, and for the finance lease is 3.3 years. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was 7.5% for all leases.

Future minimum lease payments as of March 31, 2019 under all non-cancelable operating leases having an initial or remaining term of more than one year were:

	Operating Leases	Finance Lease
2019	$320,069	$9,496
2020	917,444	12,661
2021	1,008,227	12,661
2022	949,935	1,371
2023	910,166	-
Thereafter	5,139,851	-
Total lease payments	9,245,292	$36,189
Less: imputed interest	(2,963,703)	(3,708)
	$6,281,589	$32,481

Terminated Employment Agreement

An employment agreement with the former CEO of the Company that provided this individual with salary, car allowances, stock options, life insurance, and other employee benefits, was terminated in 2017.

The Company maintained an accrual of approximately $1,043,000 at March 31, 2019 and December 31, 2018 for any amounts that may be owed under this agreement, although the Company contends that such agreement is not valid.

NOTE 19 – SUBSEQUENT EVENTS

Debentures Payable Conversion

In April 2019, the Holder of the $10M Debentures converted $500,000 of principal and approximately $70,000 of accrued interest into 211,015 shares of common stock at conversion prices of $2.67 and $2.74 per share.

Debt Issuance

In May 2019, the Company sold an additional $5,000,000 of convertible debentures bearing interest at the rate of 6% per annum that mature two years from issuance, with a 1% issue discount, resulting in net proceeds to the Company of $4,950,000 (the “$5M Debentures”).

The $5M Debentures were sold to the Holder of the $10M Debentures. The terms of the $5M Debentures are consistent with the terms of the $10M Debentures as described in Note 12 – Debentures Payable, with small variations, most notably a cap on the conversion price. The Company also issued three-year warrants to the Holder to purchase 400,000 shares of common stock at an exercise price of $4.00 per share.

Seed Inventory Purchases

In April 2019, Mari-Hemp purchased an additional $3.5 million of industrial hemp seeds for wholesale hemp distribution and hemp-derived CBD product development.

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

Overview

General

MariMed Inc. (“we”, “our”, “us”, “MariMed”, or the “Company”) is a leader in the emerging legal cannabis and hemp industries. During 2018, the Company made a strategic decision to transition from a professional management and advisory company that provides cannabis licensing, operational consulting, and real estate services, to a direct owner of cannabis licenses and operator of seed-to-sale operations.

The Company’s stock is quoted on the OTCQB market under the ticker symbol MRMD.

The Company currently provides ongoing management oversight or real estate services to five independent operations in five states – Delaware, Illinois, Maryland, Nevada, and Rhode Island. In Massachusetts the Company successfully converted its cannabis-licensed client, from a non-profit entity to a for-profit corporation with the Company as the sole shareholder, as described in further detail below. Since entering the cannabis industry, the Company has demonstrated an excellent track record in managing state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of legal cannabis and cannabis-infused products.

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

It is the Company’s plan to ultimately consolidate the ownership of the five remaining operating entities under the MariMed banner. The Company has started the consolidation process which is at various stages of completion due to the respective state laws governing cannabis license ownership. Once the consolidation is completed, the Company will own, manage, and operate cultivation, manufacturing and retail dispensary operations in these states. Moreover, the Company plans to leverage its success of providing management oversight in these markets to expand into other states, while focusing on regulatory compliance, efficiency and product performance.

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

Massachusetts

The Company successfully converted ARL Healthcare Inc. (“ARL”), its cannabis-licensed client, from a non-profit entity to a for-profit corporation with the Company as the sole shareholder. The Company now owns ARL and its cannabis licenses for cannabis cultivation, production and dispensing, with rights for up to nine statewide locations in both the medical and adult-use programs. The Company has recently completed construction of a 70,000 square foot state-of-the-art cultivation and production facility for ARL in New Bedford within the Company’s 138,000 square foot facility purchased in 2017. ARL’s manufactured cannabis products will be sold to licensed dispensaries throughout the state serving both the medical and adult-use markets.

The Company also owns a 22,700 square foot building in Middleborough in which a 10,000 square foot dispensary is planned to be open for business in May 2019. Furthermore, the Company intends to open two more dispensaries in the Boston area in 2019.

Maryland

In December 2018, the Company entered into a memorandum of understanding to acquire Kind Therapeutics USA Inc. (“Kind”), its cannabis-licensed client that holds licenses for the cultivation, production, and dispensing of medical cannabis. The parties are finalizing a merger document to effectuate the transaction which is conditioned on the approval by the Maryland Medical Cannabis Commission, which is expected to occur in October 2019. Until then, the Company will continue to provide management and operational advisory services to Kind, whose operations are conducted within a 100,000 square foot cultivation and manufacturing facility within a Company-owed 180,000 square foot industrial building in Hagerstown. The large production capacity of this facility will enable the Company to take full advantage of a robust Maryland market consisting of over 100 planned dispensaries, most of which are not attached to a specific cultivator. Additionally, the Company has contracted to purchase a 9,000 square foot building in Anne Arundel County for the development of a dispensary, currently scheduled to open in late 2019.

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

Rhode Island currently is a not-for-profit state with regard to the ownership of cannabis licenses. The Company is in negotiations to purchase the real estate which is leased to its cannabis-licensed client, the Thomas C. Slater Compassion Center (“Slater”), and to acquire, subject to state approval, the management company that oversees Slater’s operations. After these transactions are completed, the Company will generate real estate and management fees until the state allows “for-profit” ownership, which is expected to occur in 2020. At that time, the Company will seek to acquire Slater’s cannabis licenses and operations.

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

Meditaurus has developed proprietary formulations for hemp-derived CBD, and currently operates in Lithuania and Texas. Its Florance brand, recently launched in Germany, is marketed globally on their website. This transaction includes the commitment of Dr. Ziburkas to become the Chief Innovation Officer of MariMed, and to assist MariMed Hemp Inc. in the marketing and distribution of Florance and newly-developed products throughout the United States and Europe.

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

In July 2018, the Company entered into a purchase agreement to acquire AgriMed Industries of PA LLC (“AgriMed”), an entity that holds a Pennsylvania license for the cultivation of cannabis and cannabis products that can be wholesaled to medical marijuana dispensaries within the state. In February 2019, the Company filed a complaint against AgriMed for specific performance of their obligations under the purchase agreement. The parties are currently in discussions to resolve this matter.

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

In January 2019, the Company entered into an agreement with Maryland Health & Wellness Center Inc. (“MHWC”), an entity that has been pre-approved for a cannabis dispensing license, to provide MHWC with a construction loan in connection with the buildout of MHWC’s proposed dispensary location. Upon the two-year anniversary of final state approval of MHWC’s dispensing license, the Company shall have the right, subject to state approval, to convert the promissory note underlying the construction loan into 20% ownership of MWHC. The Company also entered into a consulting services agreement to provide MHWC with advisory and oversight services over a three-year period relating to the development, administration, operation, and management of MHWC’s proposed dispensary in Maryland.

In January 2019, the Company converted a note receivable from Chooze Corp., an entity that develops CBD- and THC-infused products without debilitating side effects, into a 2.7% ownership interest in the entity.

In January 2019, the Company established MariMed Hemp Inc., a wholly-owned subsidiary to develop, market, and distribute hemp-based CBD brands and products, and to provide hemp producers with bulk quantities of hemp genetics and biomass.

In February 2019, the Company converted its $30 million purchase of subordinated secured convertible debentures of GenCanna Global, Inc., a producer and distributor of agricultural hemp, cannabidiol (“CBD”) formulations, hemp genetics, and hemp products into a 33.5% ownership interest.

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

Consulting – We assist third parties in securing cannabis licenses, and provide advisory services in the areas of facility design and development, and cultivation and dispensing best practices

Supply Procurement – We have established large volume discounts with top national vendors of cultivation and production supplies and equipment, which we acquire and resell at competitive prices to our cannabis-licensed clients with a reasonable markup.

Product Sales – We are currently working towards generating revenues from direct sales of cannabis, hemp, and products derived from these plants. Such revenues are anticipated to come from (i) MariMed Hemp’s development of a hemp-derived CBD product line and wholesale hemp distribution business, and (ii) the dispensary and wholesale operations of ARL in Massachusetts and of the Company’s planned cannabis-licensee acquisitions in Pennsylvania, Illinois, Maryland, and Nevada.

Expenses

We classify our expenses into three broad categories:

●	cost of revenues, which includes the direct costs associated with the generation of our revenues, and depreciation expense on our properties and equipment;

●	operating expenses, which include the sub-categories of personnel, marketing and promotion, and general and administrative; and

●	non-operating income and expenses, which include the sub-categories of interest expense, interest income, non-cash losses on debt settlements and equity in earnings of our non-consolidated investments.

Liquidity and Capital Resources

During the three months ended March 31, 2019, we raised $2.6 million from the issuance of common stock, and $6.0 million from the issuance of a promissory note. Subsequent to March 31, 2019, we raised an additional $5.0 million from the issuance of a convertible debenture. Please refer to the notes accompanying our condensed consolidated financial statements at March 31, 2019 for further discussion on these transactions.

These funds will be used to execute on our strategy to become a direct cultivator, producer, and dispenser of cannabis and cannabis-related products, continue the development of our facilities, and expand our hemp seed wholesale operations and branded licensing business. We continue to require and negotiate for additional sources of capital, although there can be no assurance that any such capital will be available on terms that are acceptable to us.

RESULTS OF OPERATIONS

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Revenues for the three months ended March 31, 2019 increased 68.8% from approximately $2.11 million to approximately $3.5 million. This increase was primarily due to the growth of additional rental fees which we earn based on a percentage of revenue generated by our cannabis-licensed clients. For the three months ended March 31, 2019, revenue generated by these clients increased 45.7% to approximately $5.3 million from approximately $3.6 million for the same period in 2018. The rise in revenues is also attributable to increased supply procurement services provided to the Company’s cannabis-licensee client in Maryland in 2019, and the expansion of licensing revenue associated with the Company’s branded product line.

Cost of revenues increased from approximately $889,000 for the three months ended March 31, 2018 to approximately $1,255,000 for the three months ended March 31, 2019. As a percentage of revenue, however, cost of revenues decreased from 42.7% in 2018 to 35.7% in 2019, as we continued to leverage our infrastructure to generate higher margins. As a result, gross profit increased 89.4% from approximately $1,194,000 in 2018 to approximately $2,261,000 in 2019, and as a percentage of revenue increased from 57.3% to 64.3%

Personnel expense increased to approximately $673,000 for the three months ended March 31, 2019 from approximately $185,000 for the same period a year ago. The increase was primarily the result of the hiring of additional staff to support (i) higher levels of revenue and (ii) our expansion into a direct owner of cannabis licenses and operator of seed-to-sale operations.

Marketing and promotion costs increased to approximately $119,000 for the three months ended March 31, 2019 from approximately $52,000 for the same period a year ago. The increase is due to a higher level of public relations we undertook in 2019 and a greater presence at industry tradeshows and investor conferences.

General and administrative costs increased to approximately to $1,691,000 for the three months ended March 31, 2019 from approximately $1,279,000 for the same period a year ago. Despite the dollar increase, these costs decreased as a percentage of revenues to 48.1% from 61.4%. The year over year decrease in these percentages was aided by a one-time liability writeoff of approximately $100,000, and an approximate $46,000 decrease in the amortization of stock option and warrant issuances from year to year. However, after removing these two items, general and administrative costs as a percentage of revenue still decreased to 52.2% from 61.4%, demonstrating our successful leveraging of our infrastructure to generate higher levels of profitability.

As a result of the above, the operating loss for the three months ended March 31, 2019 was reduced to approximately ($222,000) from approximately ($322,000) for the same period in 2018.

Non-operating income and expenses improved from a net non-operating expenses balance of approximately ($1,510,000) for the three months ended March 31, 2018 to a net non-operating income balance of approximately $300,000 for the three months ended March 31, 2019, an improvement of $1,810,000. This swing from net non-operating expenses to net non-operating income was primarily due to (i) equity in earnings of our investment in GenCanna of approximately $2,005,000, which was converted from a debenture receivable to equity in February 2019, (ii) loss on debt settlements of approximately $1,214,000 in 2018 compared with no such loss in 2019, and (iii) the previous two items offset by an increase in net interest expense of approximately $1,362,000.

As a result of the foregoing, we realized net income of approximately $78,000 for the three months ended March 31, 2019, compared with a net loss of approximately ($1,832,000) for the same period in 2018.

Additionally, for the three months ended March 31, 2019, the Company achieved adjusted EBITDA of approximately $585,000, an increase of 76.2%, compared to approximately $332,000 for the same period a year ago. Please see the following section which further explains adjusted EBITDA.

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

While adjusted EBITDA can be a useful supplemental measure to analyze the Company’s operations and liquidity, it does have limitations. Some limitations of adjusted EBITDA are as follows:

-	Adjusted EBITDA does not include the impact of stock-based expenses, impairment or write downs of intangible assets, acquisition-related transaction expenses, or the gains or losses associated with the extinguishment of debt via the issuance of stock.
-	Adjusted EBITDA does not take into account interest income or expense, income taxes, or depreciation and amortization of fixed assets and intangibles.
-	Analysts, investors, and other companies, even those within our industry, may calculated adjusted EBITDA differently or not at all, which may reduce its usefulness as a comparative measure.

The following table provides a reconciliation between operating income (loss) and adjusted EBITDA:

	Three months ended March 31,
	2018	2017
Operating income (loss)	$(222,281)	$(321,641)
Depreciation	218,196	80,791
Amortization of intangibles	61,667	-
Amortization of stock option and warrant issuances	527,163	572,807
Adjusted EBITDA	$584,745	$331,957

Subsequent Events

Debentures Payable Conversion

In April 2019, the Holder of the $10M Debentures converted $500,000 of principal and approximately $70,000 of accrued interest into 211,015 shares of common stock at conversion prices of $2.67 and $2.74 per share.

Debt Issuance

In May 2019, the Company sold an additional $5,000,000 of convertible debentures bearing interest at the rate of 6% per annum that mature two years from issuance, with a 1% issue discount, resulting in net proceeds to the Company of $4,950,000 (the “$5M Debentures”).

The $5M Debentures were sold to the Holder of the $10M Debentures. The terms of the $5M Debentures are consistent with the terms of the $10M Debentures as described in Note 12 – Debentures Payable  of the Company’s financial statements for the three months ended March 31, 2019, with small variations, most notably a cap on the conversion price. The Company also issued three-year warrants to the Holder to purchase 400,000 shares of common stock at an exercise prices of $4.00 per share.

Seed Inventory Purchases

In April 2019, Mari-Hemp purchased an additional $3.5 million of industrial hemp seeds for wholesale hemp distribution and hemp-derived CBD product development.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Evaluation of Our Disclosure Controls and Procedure

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, and in light of the weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

The ineffectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) was due to an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel, and the lack of a formalized and complete set of policy and procedure documentation evidencing our system of internal controls over financial reporting. These factors lead to certain adjustments which had been reflected in our audited financial statements as of December 31, 2018. These weaknesses are not uncommon in a company of our size due to personnel and financial limitations.

During 2019, we have started to work to remediate the material weaknesses identified above, which has included the hiring of an accounting and financial professional with experience in the implementation of GAAP and SEC reporting requirements, and discussion with several independent accounting and auditing firms regarding the retention of such a firm to review, document, and test for effectiveness our internal controls over financial reporting.

Additionally, we expect to continue remediation efforts throughout 2019 by the engagement of accounting consultants as needed to provide expertise on specific areas of the accounting guidance, the continued hiring of individuals with appropriate experience in internal controls over financial reporting, and the modification to our accounting processes and enhancement to our financial controls including the ongoing testing of such controls. Our financial position will determine the extent to which such efforts can be made.

Our management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting during the period to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item. However, limited information regarding our risk factors appears in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Forward-Looking Statements contained in this Quarterly Report on Form 10-Q and in Item 1A. RISK FACTORS of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes from the risk factors previously disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, we sold 799,995 shares of common stock at a price of $3.25 per share, resulting in total proceeds of $2.6 million. These funds will be used to fund our operations, continue the development of our facilities, and expand our hemp seed wholesale operations and branded licensing business.

The securities described above were issued to accredited investors in private transactions not involving a public offering or the payment of commissions. The sales of the securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Sections 4(a)(2) and 4(a)(5) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant. (Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.)

3.1.1	Amended Certificate of Incorporation of the Registrant. (Incorporated by reference from Annual Report on Form 10-K filed on April 17, 2017.)

3.2	Bylaws – Restated as Amended. (Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certifications of Chief Executive Officer (Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.)

32.2	Section 1350 Certifications of Chief Financial Officer (Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.)

101.INS XBRL	Instance Document (Filed herewith.)

101.SCH XBRL	Taxonomy Extension Schema (Filed herewith.)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase (Filed herewith.)

101.DEF XBRL	Taxonomy Extension Definition Linkbase (Filed herewith.)

101.LAB XBRL	Taxonomy Extension Label Linkbase (Filed herewith.)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 10, 2019

MARIMED INC.

By:	/s/ Robert Fireman
Robert Fireman
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jon R. Levine
Jon R. Levine
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant. (Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.)

3.1.1	Amended Certificate of Incorporation of the Registrant. (Incorporated by reference from Annual Report on Form 10-K filed on April 17, 2017.)

3.2	Bylaws – Restated as Amended. (Incorporated by reference from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certifications of Chief Executive Officer (Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.)

32.2	Section 1350 Certifications of Chief Financial Officer (Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.)

101.INS XBRL	Instance Document (Filed herewith.)

101.SCH XBRL	Taxonomy Extension Schema (Filed herewith.)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase (Filed herewith.)

101.DEF XBRL	Taxonomy Extension Definition Linkbase (Filed herewith.)

101.LAB XBRL	Taxonomy Extension Label Linkbase (Filed herewith.)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase (Filed herewith.)

