Form 10-Q
period 2019-06-30
MARIMED INC.
filed 2019-08-09
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2019

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

As of August 9, 2019, 218,045,067 shares of the Issuer’s Common Stock were outstanding.

MariMed Inc.

MariMed Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,530,213	$4,104,315
Accounts receivable, net	8,662,045	5,376,966
Accounts receivable from related party, net	25,177,845	-
Due from third parties	2,862,681	3,860,377
Deferred rents receivable	2,047,914	2,096,384
Notes receivable, current portion	821,524	51,462
Inventory	4,783,596	90,460
Other current assets	170,189	128,552
Total current assets	48,056,007	15,708,516

Property and equipment, net	37,603,881	34,099,864
Intangibles	3,423,751	185,000
Investments	35,662,106	1,672,163
Notes receivable, less current portion	2,470,867	1,092,376
Debentures receivable	-	30,000,000
Right-of-use assets under operating leases	6,042,970	-
Right-of-use assets under finance leases	70,989	-
Due from related parties	-	119,781
Other assets	345,905	82,924
Total assets	$133,676,476	$82,960,624

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,169,363	$3,915,430
Accrued expenses	3,920,742	1,588,368
Deferred rents payable	-	105,901
Notes payable	20,844,176	3,877,701
Mortgages payable, current portion	238,386	188,231
Operating lease liabilities, current portion	647,379	-
Finance lease liabilities, current portion	23,112	-
Due to related parties	77,157	276,311
Unearned revenue from related party	3,162,967	-
Total current liabilities	31,083,282	9,951,942

Mortgages payable, less current portion	7,219,413	7,348,581
Debentures payable	6,736,429	3,557,440
Operating lease liabilities, less current portion	5,662,845	-
Finance lease liabilities, less current portion	48,874	-
Other liabilities	100,200	338,200
Total liabilities	50,851,043	21,196,163

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 50,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued or outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized at June 30, 2019 and December 31, 2018; 215,591,103 and 211,013,043 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	215,591	211,013
Common stock subscribed but not issued; 752,260 and 97,136 shares at June 30, 2019 and December 31, 2018, respectively	2,080,000	169,123
Additional paid-in capital	100,621,830	87,180,165
Accumulated deficit	(20,921,933)	(25,575,808)
Noncontrolling interests	829,945	(220,032)
Total stockholders’ equity	82,825,433	61,764,461
Total liabilities and stockholders’ equity	$133,676,476	$82,960,624

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$3,657,798	$2,937,325	$7,173,614	$5,020,275
Revenues from related party	22,014,878	-	22,014,878	-
Total revenues	25,672,676	2,937,325	29,188,492	5,020,275

Cost of revenues	16,745,553	913,357	18,000,343	1,802,226

Gross profit	8,927,123	2,023,968	11,188,149	3,218,049

Operating expenses:
Personnel	825,130	284,886	1,498,504	469,557
Marketing and promotion	76,060	77,943	194,959	129,704
General and administrative	2,676,454	1,220,103	4,357,476	2,486,798
Total operating expenses	3,577,644	1,582,932	6,050,939	3,086,059

Operating income (loss)	5,349,479	441,036	5,137,210	131,990

Non-operating income (expenses):
Interest expense	(2,619,460)	(286,258)	(4,560,007)	(602,519)
Interest income	64,345	19,072	346,754	38,906
Loss on debt settlements	-	(563,119)	-	(1,776,960)
Equity in earnings of investments	(45,465)	-	1,912,942	-
Other	2,948,917	(3,600)	2,948,917	(3,600)
Total non-operating income (expenses)	348,337	(833,905)	648,606	(2,344,173)

Income (loss) before income taxes	5,697,816	(392,869)	5,785,816	(2,212,183)
Provision for income taxes	974,584	(189)	984,595	12,407
Net income (loss)	$4,723,232	$(392,680)	$4,801,221	$(2,224,590)

Net income (loss) attributable to noncontrolling interests	46,147	69,287	147,346	132,520
Net income (loss) attributable to MariMed Inc.	$4,677,085	$(461,967)	$4,653,875	$(2,357,110)

Net income (loss) per share
Basic	$0.022	$(0.002)	$0.022	$(0.013)
Diluted	$0.020	$(0.002)	$0.020	$(0.013)

Weighted average common shares outstanding
Basic	213,319,149	186,645,833	211,510,986	182,746,858
Diluted	232,828,964	186,645,833	231,020,801	182,746,858

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A Convertible Preferred Stock Subscribed But Not Issued		Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2017	500,000	$500	176,850,331	$176,850	1,000,000	$370,000	$22,256,060	$(11,971,740)	$175,490	$11,007,160
Sales of common stock	-	-	10,111,578	10,112	-	-	8,450,891	-	-	8,461,003
Conversion of Series A preferred stock	(500,000)	(500)	970,988	971	-	-	33,573	-	-	34,044
Issuance of subscribed shares	-	-	1,000,000	1,000	(1,000,000)	(370,000)	369,000	-	-	-
iRollie acquisition	-	-	-	-	264,317	600,000	-	-	-	600,000
Settlement of obligations	-	-	1,313,901	1,314	2,010,922	1,971,600	1,471,846	-	-	3,444,760
Exercise of options	-	-	300,000	300	-	-	38,700	-	-	39,000
Exercise of warrants	-	-	1,235,768	1,236	32,083	12,833	105,383	-	-	119,452
Amortization of option and warrant issuances	-	-	-	-	-	-	6,863,609	-	-	6,863,609
Retirement of promissory notes	-	-	1,679,486	1,679	-	-	2,091,524	-	-	2,093,203
Distributions	-	-	-	-	-	-	-	-	(325,824)	(325,824)
Net income (loss)	-	-	-	-	-	-	-	(2,357,110)	132,520	(2,224,590)
Balances at June 30, 2018	-	$-	193,462,052	$193,462	2,307,322	$2,584,433	$41,680,586	$(14,328,850)	$(17,814)	$30,111,815

	Series A Convertible Preferred Stock Subscribed But Not Issued		Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2018	-	$-	211,013,043	$211,013	97,136	$169,123	$87,180,165	$(25,575,808)	$(220,032)	$61,764,461
Sales of common stock	-	-	799,995	800	-	-	2,599,200	-	-	2,600,000
Issuance of subscribed shares	-	-	97,136	97	(97,136)	(169,123)	169,026	-	-	-
MediTaurus acquisition	-	-	-	-	752,260	2,080,000	-	-	1,200,000	3,280,000
Terrace investment	-	-	500,000	500	-	-	1,589,500	-	-	1,590,000
Harvest payment	-	-	1,000,000	1,000	-	-	(1,000)	-	-	-
Exercise of options	-	-	358,446	359	-	-	12,641	-	-	13,000
Exercise of warrants	-	-	666,104	666	-	-	601,776	-	-	602,442
Amortization of option and warrant issuances	-	-	-	-	-	-	2,458,941	-	-	2,458,941
Beneficial conversion feature on debentures	-	-	-	-	-	-	3,384,980	-	-	3,384,980
Conversion of debentures payable	-	-	1,156,379	1,156	-	-	2,626,601	-	-	2,627,754
Distributions	-	-	-	-	-	-	-	-	(297,369)	(297,369)
Net income (loss)	-	-	-	-	-	-	-	4,653,875	147,346	4,801,221
Balances at June 30, 2019	-	$-	215,591,103	$215,591	752,260	$2,080,000	$100,621,830	$(20,921,933)	$829,945	$82,825,433

The above statements do not show a column for Series A convertible stock as the balances are zero and there is no activity in the periods presented. See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss) attributable to MariMed Inc.	$4,653,875	$(2,357,110)
Net income (loss) attributable to noncontrolling interests	147,346	132,520
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	171,125	253,713
Amortization of intangibles	107,917	-
Amortization of stock option and warrant issuances	1,943,976	977,808
Amortization of beneficial conversion feature	2,281,687	-
Amortization of original issue discount	28,920	-
Equity issued to settle obligations	-	3,444,760
Loss on preferred stock conversions	-	34,044
Loss on debt settlements	-	818,204
Equity in earnings of investments	(1,912,941)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(3,279,717)	(1,666,587)
Accounts receivable from related party, net	(25,177,845)	-
Due from third parties	141,783	(1,177,734)
Deferred rents receivable	48,470	(496,908)
Inventory	(4,173,386)	-
Other current assets	(41,637)	(44,870)
Other assets	(262,981)	22,139
Accounts payable	(1,746,067)	2,029
Accrued expenses	1,652,508	246,810
Deferred rents payable	(105,901)	-
Operating lease payments	267,253	-
Finance lease interest payments	(1,824)	-
Unearned revenue from related party	3,162,967	-
Other liabilities	(238,000)	-
Net cash provided by (used in) operating activities	(22,332,472)	188,818

Cash flows from investing activities:
Purchase of property and equipment	(3,668,398)	(5,663,585)
MediTaurus acquisition	(171,003)	-
Investment in notes receivable	(1,550,000)	(100,000)
Interest on notes receivable	117,006	22,125
Due from related parties	119,781	-
Net cash used in investing activities	(5,152,614)	(5,741,460)

Cash flows from financing activities:
Issuance of common stock	2,600,000	8,461,003
Issuance of promissory notes	17,000,000	-
Payments on promissory notes	-	(700,000)
Proceeds from issuance of debentures	7,275,000	-
Proceeds from mortgages	-	1,998,360
Payments on mortgages	(79,012)	(56,452)
Exercise of stock options	13,000	39,000
Exercise of warrants	602,442	119,451
Due to related parties	(199,154)	(196,000)
Finance lease principal payments	(3,923)
Distributions	(297,369)	(325,825)
Net cash provided by financing activities	26,910,984	9,339,537

Net change to cash and cash equivalents	(574,102)	3,786,895
Cash and cash equivalents at beginning of period	4,104,315	1,290,231
Cash and cash equivalents at end of period	$3,530,213	$5,077,126

Supplemental disclosure of cash flow information:
Cash paid for interest	$787,028	$553,206
Cash paid for taxes	$10,011	$12,596

Non-cash activities:
Conversion of debentures receivable	$30,000,000	$-
Operating lease right-of-use assets and liabilities	$6,981,772	$-
Finance lease right-of-use assets and liabilities	$77,773	$-
Conversions of debentures payable	$2,626,759	$-
Beneficial conversion feature on debentures payable	$3,384,980	$-
Discount on debentures payable	$928,724	$-
Discount on promissory notes	$600,621	$-
MediTaurus acquisition	$2,500,000	$-
Terrace investment	$1,590,000	$-
Harvest payment	$1,000	$-
Conversion of notes receivable to investment	$257,687	$-
Issuance of common stock associated with subscriptions	$169,123	$-
Conversion of advances to notes receivable	$855,913	$-
Equity issued to settle debt	$-	$1,275,000

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MariMed Inc. (the “Company”), a Delaware corporation, is a multi-state organization in the emerging legal cannabis and hemp industries. During 2018, the Company made a strategic decision to transition from a management and advisory firm that provides cannabis licensing, operational consulting and real estate services, to a direct owner of cannabis licenses and operator of seed-to-sale operations. Further, in recognition of the growing demand for hemp-derived cannabidiol (“CBD”), the Company made a strategic investment in GenCanna Global Inc., one of the largest industrial hemp growers in the United States.

To date, the Company’s cannabis business has secured, on behalf of itself and its clients, 12 cannabis licenses across six states—two in Delaware, two in Illinois, one in Nevada, one in Rhode Island, three in Maryland and three in Massachusetts. The Company has developed in excess of 300,000 square feet of state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of legal cannabis and cannabis-infused products, located in all of the aforementioned states, except Rhode Island. Along with operational oversight of these facilities, the Company provides its clients with license procurement, business development, human resources, accounting, and other corporate and administrative services.

The Company’s plan is to seek to acquire the ownership of all of its cannabis clients who currently lease the majority of the Company’s facilities, and ultimately consolidate these entities under the MariMed banner. The Company has started the consolidation process which is at various stages of completion. For example, in Massachusetts, the Company successfully converted its cannabis-licensed client from a non-profit entity to a for-profit corporation with the Company as the sole shareholder, as described in further detail below. In every state, the Company’s acquisition efforts will be subject to that particular state’s laws governing cannabis license ownership, and accordingly, there is no assurance that the Company will be successful in fully implementing its plan.

Additionally, the Company licenses its own brands of precision-dosed, cannabis- and hemp-infused products to treat specific medical conditions or to achieve a certain effect. These products are licensed under the brand names Kalm Fusion™, Nature’s Heritage™, Betty’s Eddies™, and Florance™. The Company also has exclusive sublicensing rights in certain states to distribute Lucid Mood™ vaporizer pens, DabTabs™ vaporization tablets infused with cannabis concentrates, the Binske® line of cannabis products made from premium artisan ingredients, and the clinically tested medicinal cannabis strains developed in Israel by Tikun Olam™.

The Company’s stock is quoted on the OTCQB market under the ticker symbol MRMD.

The Company was incorporated in January 2011 under the name Worlds Online Inc. Initially, the Company developed and managed online virtual worlds. By early 2014, this line of business effectively ceased operating, and the Company pivoted into the legal cannabis industry.

Summary Transaction Timeline

The following is a chronological summary of the major transactions undertaken by the Company.

These transactions are disclosed in further detail in Note 3 – Acquisitions, in Note 4 – Investments, and Note 8 – Notes Receivable.

May 2014 – The Company, through its subsidiary MariMed Advisors Inc., acquired Sigal Consulting LLC, a company operating in the medical cannabis industry. This transaction was accounted for as a purchase acquisition where the Company was both the legal and accounting acquirer.

October 2017 – The Company acquired the intellectual property, formulations, recipes, proprietary equipment, knowhow, and other certain assets of Betty’s Eddies™, a brand of cannabis-infused fruit chews.

April 2018 – The Company acquired iRollie LLC, a manufacturer of branded cannabis products and accessories for consumers, and custom product and packaging for companies in the cannabis industry.

August 2018 – The Company exchanged cash and stock to acquire a 23% ownership interest in an entity that developed Sprout, a customer relationship management and marketing platform for companies in the cannabis industry.

August to October 2018 – The Company loaned $300,000 to Healer LLC, an entity that provides cannabis education, dosage programs, and products developed by Dr. Dustin Sulak, an integrative medicine physician and nationally renowned cannabis practitioner. In 2019, the Company loaned Healer an additional $500,000.

October 2018 – The Company entered into a purchase agreement to acquire its two cannabis-licensed clients, KPG of Anna LLC and KPG of Harrisburg LLC, currently operating medical marijuana dispensaries in the state of Illinois. The Company has not yet received legislative approval – required for all ownership changes of cannabis licensees – and therefore these entities were not consolidated into the Company’s financial statements as of June 30, 2019. The Company anticipates approval will be obtained, and the transaction consummated, by the end of 2019.

October 2018 – The Company’s cannabis-licensed client with cultivation and dispensary operations in Massachusetts, ARL Healthcare Inc. (“ARL”), filed a plan of entity conversion with the state to convert from a non-profit entity to a for-profit corporation, with the Company as the sole shareholder of the for-profit corporation. On November 30, 2018, the conversion plan was approved by the Massachusetts Secretary of State, and effective December 1, 2018, ARL was consolidated into the Company as a wholly-owned subsidiary.

November 2018 – The Company issued a letter of intent to acquire The Harvest Foundation LLC, its cannabis-licensed client with cultivation operations in the state of Nevada. The parties entered into a purchase agreement governing the transaction in August 2019. The Company has not yet received state approval for the acquisition, and therefore this entity was not consolidated into the Company’s financial statements as of June 30, 2019. The Company anticipates approval will be obtained, and the transaction consummated, by the end of 2019.

December 2018 – The Company entered into a memorandum of understanding to acquire Kind Therapeutics USA LLC, its cannabis-licensed client in the state of Maryland. The parties expect the merger agreement to be finalized, and the transaction approved by the state in the early part of 2020.

January 2019 – The Company entered into an agreement with Maryland Health & Wellness Center Inc. (“MHWC”), an entity that has been pre-approved for a cannabis dispensing license, to provide MHWC with a construction loan in connection with the buildout of MHWC’s proposed dispensary. Upon the two-year anniversary of final state approval of MHWC’s dispensing license, the Company shall have the right, subject to state approval, to convert the promissory note underlying the construction loan into a 20% ownership interest of MHWC.

January 2019 – The Company converted a note receivable from Chooze Corp., an entity that develops environmentally conscious CBD- and THC-infused products, into a 2.7% ownership interest in the entity.

January 2019 – The Company established MariMed Hemp Inc., a wholly-owned subsidiary to develop, market, and distribute hemp-based CBD brands and products, and to provide hemp producers with bulk quantities of hemp genetics and biomass (“MariMed Hemp”).

February 2019 – The Company converted its $30 million purchase of subordinated secured convertible debentures of GenCanna Global Inc., a producer and distributor of industrial hemp, CBD formulations, hemp genetics, and hemp products (“GenCanna”), into a 33.5% ownership interest in GenCanna.

May 2019 – The Company extended loans totaling $750,000 to Atalo Holdings Inc., an agriculture and biotechnology firm specializing in research, development, and production of industrial hemp and hemp-based CBD products.

May 2019 – The Company issued 500,000 shares of its common stock to purchase an 8.95% interest in Terrace Inc., a Canadian entity that develops and acquires international cannabis assets.

June 2019 – the Company entered into a purchase agreement to acquire MediTaurus LLC, a company established by Dr. Jokubas Ziburkas, a PhD in neuroscience and a leading authority on hemp-based CBD and the endocannabinoid system. Meditaurus operates in the United States and Europe and has developed proprietary CBD formulations sold under its Florance™ brand.

July 2019 – The Company entered into a licensing agreement for the exclusive manufacturing and distribution in seven eastern states of the Binske® portfolio of products, a brand known for utilizing best-in-class proprietary strains and craft ingredients in its edibles, concentrates, vaporizers, and topicals.

Significant Transactions in the Current Period

During the quarter ended June 30, 2019, the Company entered into several hemp seed sale transactions with GenCanna whereby the Company acquired large quantities of top-grade feminized hemp seeds with proven genetics at volume discounts that it sold to GenCanna at market rates. The seeds met the U.S. government’s definition of federally legal industrial hemp, which was descheduled as a controlled substance and classified as an agricultural commodity upon the signing of the 2018 Farm Bill.

The Company purchased approximately $3.3 million of hemp seed inventory in the quarter ended March 31, 2019, and an additional $16.7 million in the quarter ended June 30, 2019, which the Company sold and delivered to GenCanna for approximately $25.2 million. The seeds are to be harvested in the fall of 2019, and accordingly the Company provided GenCanna with extended payment terms, with full payments to be made by December 2019 after the crop is harvested. The payments by GenCanna are not contingent upon the harvest.

As required by the relevant accounting guidance, the Company has classified the $25.2 million due from GenCanna as a receivable from a related party, with $22,0 million recognized as revenue from a related party for the six months ended June 30, 2019, and $3.2 million recorded under Unearned Revenue From Related Party on the balance sheet. When GenCanna makes its payments to the Company in December 2019, the amount in Unearned Revenue From Related Party will be recognized as revenue. This deferral of revenue represents the Company’s ownership portion of the profit on these transactions of 33.5% (the percentage of GenCanna that the Company currently owns).

To fund the seed purchases, the Company borrowed $17.0M, which is included in Notes Payable on the balance sheet as of June 30, 2019 and further discussed in Note 11 – Debt.

Towards the end of the second quarter of 2019, and in early third quarter of 2019, the Company purchased approximately $5.0 million of additional hemp seed inventory which it sold and delivered to GenCanna for approximately $8 million in the third quarter of 2019. The Company continues to explore opportunities to continue such seed sale transactions in the future.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In accordance with GAAP, these interim statements do not contain all of the disclosures normally required in annual statements. In addition, the results of operations of interim periods are not necessarily indicative of the results of operations to be expected for the full year. Accordingly, these interim financial statements should be read in conjunction with the Company’s most recent audited annual financial statements and accompanying notes for the year ended December 31, 2018.

Certain reclassifications have been made to prior periods’ data to conform to the current period presentation. These reclassifications had no effect on reported income (losses) or cash flows.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of MariMed Inc. and the following majority-owned subsidiaries:

Subsidiary:	Percentage Owned
MariMed Advisors Inc.	100.0%
Mia Development LLC	89.5%
Mari Holdings IL LLC	60.0%
Mari Holdings MD LLC	97.4%
Mari Holdings NV LLC	100.0%
Hartwell Realty Holdings LLC	100.0%
iRollie LLC	100.0%
ARL Healthcare Inc.	100.0%
MariMed Hemp Inc.	100.0%
MediTaurus LLC	70.0%

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company recorded a reserve of $250,000 and $150,000 at June 30, 2019 and December 31, 2018, respectively.

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

The Company’s main sources of revenue are comprised of the following:

●	Real Estate – rental income and additional rental fees from leasing of the Company’s regulatory-compliant legal cannabis facilities to its clients, which are cannabis-licensed operating companies. Rental income is generally a fixed amount per month that escalates over the respective lease terms, while additional rental fees are based on a percentage of tenant revenues that exceed a specified amount.

●	Management – fees for providing the Company’s cannabis clients with corporate services and operational oversight of their cannabis cultivation, production, and dispensary operations. These fees are based on a percentage of such clients’ revenue, and are recognized after services have been performed.

●	Supply Procurement – the Company maintains volume discounts with top national vendors of cultivation and production resources, supplies, and equipment, which the Company acquires and resells to its clients or third parties within the cannabis industry. The Company recognizes this revenue after the acceptance of goods by the purchaser.

●	Licensing – revenue from the sale of precision-dosed, cannabis-infused products, such as Kalm Fusion™ and Betty’s Eddies™, to legal dispensaries throughout the United States. The recognition of this revenue occurs when the products are delivered.

●	Consulting – fees from third-parties parties where the Company provides assistance in securing cannabis licenses, and advisory services in the areas of facility design and development, and cultivation and dispensing best practices. These fees are recognized as the services are performed.

●	Product Sales – direct sales of cannabis, hemp, and products derived from these plants. During the quarter ended June 30,2019, the Company commenced the direct sale of acquired hemp seed inventory. As the Company continues to explore opportunities to continue such sales, significant product sales are expected to be generated from (i) the distribution of the Company’s acquired and developing hemp-derived CBD product lines, and (ii) the dispensary and wholesale operations of ARL in Massachusetts and of the Company’s planned cannabis-licensee acquisitions in Illinois, Maryland, and Nevada. This revenue will be recognized when products are delivered or at retail points-of-sale.

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

For the six months ended June 30, 2019 and 2018, based on its impairment analyses, the Company did not have any impairment losses.

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

The fair value of option and warrant issuances are determined using the Black-Scholes pricing model and employing several inputs such as the expected life of instrument, the exercise price, the expected risk-free interest rate, the expected dividend yield, the value of the Company’s common stock on issuance date, and the expected volatility of such common stock. The following table summarizes the range of inputs used by the Company during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Life of instrument	3.0 years	2.8 to 5.0 years
Volatility factors	1.059 to 1.106	1.020 to 2.086
Risk-free interest rates	1.76% to 2.28%	1.92% to 2.94%
Dividend yield	0%	0%

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the six months ended June 30, 2019 and 2018.

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

As of June 30, 2019 and 2018, there were 18,655,107 and 12,508,932, respectively, of potentially dilutive securities in the form of options and warrants. Also as of such dates, there were $350,000 and $250,000, respectively, of convertible promissory notes, and $13.75 million and zero, respectively, of convertible debentures payable, that were potentially dilutive, whose conversion into common stock is based on a discount to the market value of common stock on or about the future conversion date. Utilizing the June 30, 2019 closing stock price of the Company’s common stock, all such dilutive securities were convertible into 19,509,815 shares of common stock. Such share amount was included in the number of weighted average common shares outstanding on a diluted basis, and in the calculation of diluted net income per share for the three and six months ended June 30, 2019, as shown in the statement of operations.

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

NOTE 3 – ACQUISITIONS

Sigal Consulting LLC

In May 2014, the Company, through its subsidiary MariMed Advisors Inc., acquired Sigal Consulting LLC from its ownership group which included the current CEO and CFO of the Company (the “Sigal Ownership Group”). The purchase price received by the Sigal Ownership Group was comprised of (i) 31,954,236 shares of common stock valued at approximately $5,913.000, representing 50% of the Company’s outstanding shares on the closing date, (ii) options to purchase three million shares of the Company’s common stock, expiring in September 2019 with exercise prices ranging from $0.15 to $0.35, and valued at approximately $570,000, and (iii) a 49% ownership interest in MariMed Advisors Inc. The excess of purchase price over the book value of the acquired entity was recorded as goodwill, which was subsequently impaired in full and written down to zero.

In June 2017, the remaining 49% interest of MariMed Advisors Inc. was acquired by the Company in exchange for an aggregate 75 million shares of common stock issued to the Sigal Ownership Group.

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

The goodwill balance of approximately $333,000 was written off in 2018.

As part of the agreement between the parties, Icky is entitled to receive royalties based on a percentage of the Company’s sales of the Betty’s Eddies™ product line, commencing at 25% and decreasing to 2.5% as certain sales thresholds are met. For the six months ended June 30, 2019 and 2018, such royalties approximated $85,000 and $14,000, respectively.

iRollie LLC

Effective April 2018, the Company entered into a purchase agreement whereby 264,317 shares of the Company’s common stock were exchanged for 100% of the ownership interests of iRollie LLC, a manufacturer of branded cannabis products and accessories for consumers, and custom product and packaging for companies in the cannabis industry. The Company acquired, among other assets, iRollie’s entire product line, service offerings, client list, and intellectual property, and hired its two co-founders.

The acquisition was accounted for in accordance with ASC 10. The shares of Company common stock, valued at approximately $280,000, were issued to iRollie’s former owners in December 2018, at which time the Company adjusted the total goodwill generated by the transaction. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired:

Cash and cash equivalents	$13,494
Goodwill	266,682
Total fair value of consideration	$280,176

Prior to the acquisition, iRollie had not been generating positive cash flow as a stand-alone entity, and in conformity with relevant accounting guidance, the goodwill was written off.

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

On November 30, 2018, the conversion plan was approved by the Massachusetts Secretary of State, and effective December 1, 2018, ARL was consolidated into the Company as a wholly-owned subsidiary.

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

The total consideration paid by the Company was equal to the forgiveness of amounts owed to the Company by ARL. Accordingly, the transaction gave rise to goodwill of approximately $732,000, which the Company wrote off. The cannabis licenses acquired was included in the balance of Intangibles within the asset section of the Company’s balance sheet at December 31, 2018. This intangible asset is being amortized over its estimated useful life, and at June 30, 2019, the carrying value less amortization was approximately $77,000.

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

The purchase price of 1,000,000 shares of the Company’s common stock shall be issued to the Sellers upon the closing of the transaction, which is dependent upon, among other closing conditions, the approval by the Illinois Department of Financial and Professional Regulation. Such approval is expected to be received by the end of 2019. After the transaction is effectuated, the KPGs and Mari-IL will be wholly-owned subsidiaries of the Company.

As of June 30, 2019, the Company had not yet received the state approval for the transaction, and therefore the operations of the KPGs were not consolidated into the Company’s financial statements at such date. The Company anticipates that approval will be obtained, and the transaction consummated, by the end of 2019. When that occurs, the Company will consolidate the acquired entities in accordance with ASC 10.

The Harvest Foundation LLC

In November 2018, the Company issued a letter of intent to acquire 100% of the ownership interests of The Harvest Foundation LLC, the Company’s cannabis-licensed client in the state of Nevada (“Harvest”). In August 2019, the parties entered into a purchase agreement governing the transaction. The acquisition is conditioned upon the appropriate legislative approval of the transaction, which is expected to occur by the end of 2019. Accordingly, the operations of Harvest have not been consolidated for the six months ended June 30, 2019.

The purchase price is comprised of the issuance of (i) 1,000,000 shares of the Company’s common stock, in the aggregate, to two owners of Harvest, as a good faith deposit upon execution of the purchase agreement, (ii) $1.2 million of the Company’s common stock at closing, based on the closing price of the common stock on the day prior to state approval of the transaction, and (iii) warrants to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the day prior to state approval of the transaction, In June 2019, the Company issued the aggregate 1,000,000 shares of common stock to the two owners of Harvest  as a good faith deposit. These shares are restricted and will be returned to the Company in the event the transaction does not close by a certain date. As the transaction has not been consummated, the issued shares were recorded at par value within the Stockholders’ Equity section of the balance sheet at June 30, 2019.

Kind Therapeutics USA LLC

In December 2018, the Company entered into a memorandum of understanding to merge with its cannabis-licensed client in Maryland, Kind Therapeutics USA LLC. A merger agreement is currently being drafted for this transaction, which is intended to qualify as a tax-deferred reorganization under the Internal Revenue Code. The parties expect the merger agreement to be finalized, and the transaction approved by the state legislature in 2020.

MediTaurus LLC

In May 2019, the Company entered into a purchase agreement to acquire Meditaurus LLC, a company established by Dr. Jokubas Ziburkas, a PhD in neuroscience and a leading authority on CBD and its interactions with the brain and endocannabinoid system. Meditaurus currently operates in the United States and Europe and has developed proprietary CBD formulations sold under its Florance™ brand.

Pursuant to the purchase agreement, the Company acquired 70% of MediTaurus on June 1, 2019, and will acquire the remaining 30% of MediTaurus on June 1, 2020. The purchase price for the initial 70% was $2.8 million, comprised of cash payments totaling $720,000 and 752,260 shares of the Company’s common stock valued at $2,080,000. The purchase price of the remaining 30%, payable in cash or stock at the Company’s option, shall be equal to a defined percentage of the Company’s receipts from the licensing of certain MediTaurus technology and products that existing on June 1, 2019 (all such technology and products, the “MT Property”). For a period of ten years following June 1, 2020, certain former members of MediTaurus shall be paid a royalty on the Company’s receipts from the licensing of MT Property, with the royalty percentage commencing at 10% and decreasing to 2% over time.

The acquisition was accounted for in accordance with ASC 10. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed on the acquisition date:

Cash and cash equivalents	$128,997
Accounts receivable	5,362
Inventory	519,750
Tradename and customer lists	3,346,668
Accounts payable	(777)
Total value of MediTaurus	4,000,000
Noncontrolling interests in MediTaurus	(1,200,000)
Total fair value of consideration	$2,800,000

The tradename and customer lists acquired were included the balance of Intangibles within the asset section of the Company’s balance sheet at June 30, 2019. A valuation of MediTaurus is currently pending; the useful lives of the intangible assets will be disclosed after the valuation is completed

As part of the transaction, the Company hired Dr. Ziburkas as the Company’s Chief Innovation Officer, as well as other members of the MediTaurus executive team.

AgriMed Industries of PA LLC

In July 2018, the Company entered into a purchase agreement to acquire 100% of the ownership interests of AgriMed Industries of PA LLC (“AgriMed”), an entity that holds a license from the state of Pennsylvania for the cultivation of cannabis. The purchase price was comprised of $8 million, payable in stock and cash, and the assumption of certain liabilities of AgriMed. In February 2019, the Company commenced legal proceedings against AgriMed seeking specific performance of the purchase agreement.

In May 2019, the dispute between the parties was resolved through the cash payment to the Company of $3.1 million and other good and valuable consideration, in exchange for the Company relinquishing its rights under the purchase agreement and releasing its claims against AgriMed. The net amount of approximately $2,949,000, representing the cash payment less legal fees and writeoffs of assets and supplies, was recorded in Other Non-Operating Income in the Company’s consolidated statement of operations for the six months ended June 30, 2019.

NOTE 4 – INVESTMENTS

At June 30, 2019 and December 31, 2018, the Company’s investments were comprised of the following:

	June 30, 2019	December 31, 2018
GenCanna Global Inc.	$32,234,403	$-
Terrace Inc.	1,590,000	-
CVP Worldwide LLC	1,080,016	1,172,163
Iconic Ventures Inc.	500,000	500,000
Chooze Corp.	257,687	-
Total investments	$35,662,106	$1,672,163

GenCanna Global Inc.

During 2018, in a series of transactions, the Company purchased $30 million of subordinated secured convertible debentures (the “GC Debentures”) of GenCanna. In February 2019, the Company converted the GC Debentures, plus unpaid accrued interest of approximately $229,000 through the conversion date, into common stock of GenCanna equal to a 33.5% ownership interest in GenCanna on a fully diluted basis.

The investment has been accounted for under the equity method. Accordingly, the Company recorded equity in earnings of approximately $2.0 million based on its percentage equity interest in GenCanna’s net income from the date of conversion through June 30, 2019.

Among other provisions of the subscription agreement governing the GC Debentures, the Company agreed to fund a $10 million employee bonus pool should GenCanna meet certain 2019 operating targets, and the Company’s CEO was appointed to GenCanna’s board. Additionally, pursuant to a rights agreement, the Company was granted certain rights including the rights of inspection, financial information, and participation in future security offerings of GenCanna.

Terrace Inc.

In May 2019, the Company issued 500,000 shares of its common stock, valued at $1.59 million on the date of issuance, to purchase an 8.95% interest in Terrace Inc., a Canadian entity that develops and acquires international cannabis assets. The Company was not given a board seat, nor does it have the ability to exert operational or financial control over the entity. In accordance with ASC 321, Investments – Equity Securities, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. Under this alternative measurement election, the investment is recorded at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in Terrace. Following the Company’s purchase, there has been no impairment to this investment, nor any observable price declines to investments in Terrace. Accordingly, this investment was carried at its cost of $1.59 million at June 30, 2019.

The Company will continue to apply the alternative measurement guidance until this investment does not qualify to be so measured. The Company may subsequently elect to measure this investment at fair value, and if so, shall measure all identical or similar investments in Terrace at fair value. Any subsequent changes in fair value shall be recognized in net income.

CVP Worldwide LLC

In August 2018, the Company invested $300,000, of a total contracted cash investment of $500,000, and issued 378,259 shares of its common stock, valued at approximately $915,000, in exchange for a 23% ownership in CVP Worldwide LLC (“CVP”). CVP has developed a customer relationship management and marketing platform, branded under the name Sprout, which is specifically designed for companies in the cannabis industry.

The Company shall assist in the ongoing development and design of Sprout, and in marketing Sprout to companies within the cannabis industry. The Company shall earn a percentage share of Sprout’s revenues generated from sales (i) to the Company’s clients, and (ii) by the Company to third parties. As of June 30, 2019, no revenue was earned by the Company.

The investment has been accounted under the equity method. In 2018, the Company recorded a charge to net income of approximately $43,000 based on its equity in CVP’s net loss during the period of the Company’s ownership. Such amount reduced the carrying value of the investment to approximately $1,172,000 at December 31, 2018. For the six months ended June 30, 2019, the Company recorded a charge of approximately $92,000 representing the Company’s equity in CVP’s net loss during this period, further reducing the carrying value of the investment to approximately $1,080,000 at June 30, 2019.

Iconic Ventures Inc.

In December 2018, the Company purchased 2,500,000 shares of common stock of Iconic Ventures Inc. (“Iconic”) for an aggregate price of $500,000. Iconic has developed DabTabs™, a unique solution for cannabinoid vaporization via a convenient portable tablet that provides precisely measured dosing and acts as a storage system for full spectrum extracts, concentrates and distillates.

The Company’s investment equates to a current ownership percentage in Iconic of approximately 10%. The Company was not given a board seat, nor does it have the ability to exert operational or financial control over the entity. In accordance with ASC 321, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. Following the Company’s purchase, there has been no impairment to this investment, nor any observable price changes to investments in Iconic. Accordingly, this investment was carried at $500,000 at June 30, 2019 and December 31, 2018.

The Company will continue to apply the alternative measurement guidance until this investment does not qualify to be so measured. The Company may subsequently elect to measure this investment at fair value, and if so, shall measure all identical or similar investments in Iconic at fair value. Any subsequent changes in fair value shall be recognized in net income.

Chooze Corp.

In January 2019, the entire principal and accrued interest balance of a note receivable from Chooze Corp. of approximately $258,000 was converted into a 2.7% equity interest in Chooze. In accordance with ASC 321, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. Following the Company’s purchase, there has been no impairment to this investment, nor any observable price changes to investments in the entity. Accordingly, this investment was carried at approximately $258,000 at June 30, 2019.

The Company will continue to apply the alternative measurement guidance until this investment does not qualify to be so measured. The Company may subsequently elect to measure this investment at fair value, and if so, shall measure all identical or similar investments in Chooze at fair value. Any subsequent changes in fair value shall be recognized in net income.

Binske®

In July 2019, the Company entered into a licensing agreement for the exclusive manufacturing and distribution in seven eastern states of the Binske® portfolio of products, a brand known for utilizing best-in-class proprietary strains and craft ingredients in its edibles, concentrates, vaporizers, and topicals. In consideration for the license and other rights, the Company shall pay a royalty of 10.0% to 12.5% of gross revenue, as defined, derived from the sale of Binske® products, subject to an annual minimum royalty. No such gross revenue was generated as of June 30, 2019.

Vitiprints

In August 2019, the Company terminated the license agreement it had entered into in August 2018 for the use of a patented technology to produce and distribute cannabis products with precise dosing and at increased economies (“Vitiprints”). The licensing agreement had an initial term of five years, and required the Company to make a non-refundable payment of $250,000 which the Company charged to Cost of Revenues in August 2018. No royalties were payable from the Vitiprints license agreement as of June 30, 2019.

NOTE 5 – DEFERRED RENTS RECEIVABLE

The Company is the lessor under several operating leases which contain rent holidays, escalating rents over time, options to renew, requirements to pay property taxes, insurance and/or maintenance costs, and contingent rental payments based on a percentage of monthly tenant revenues. The Company is not the lessor to any finance leases.

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

As of June 30, 2019 and December 31, 2018, cumulative fixed rental receipts under such leases approximated $7.5 million and $5.4 million, respectively, compared to revenue recognized on a straight-line basis of approximately $9.5 million and $7.5 million. Accordingly, the deferred rents receivable balances at June 30, 2019 and December 31, 2018 approximated $2.0 million and $2.1 million, respectively.

Future minimum rental receipts for non-cancelable leases and subleases as of June 30, 2019 were:

2019	$2,071,161
2020	4,222,040
2021	4,368,640
2022	4,293,999
2023	3,997,651
Thereafter	48,942,935
Total	$67,896,427

NOTE 6 – DUE FROM THIRD PARTIES

At June 30, 2019 and December 31, 2018, the following amounts were advanced by the Company to its cannabis-licensed clients primarily for working capital purposes:

	June 30, 2019	December 31, 2018
Kind Therapeutics USA Inc. (Maryland licensee)	$1,590,016	$2,679,496
KPG of Anna LLC (Illinois licensee)	81,066	482,700
KPG of Harrisburg LLC (Illinois licensee)	46,516	449,385
Harvest Foundation LLC (Nevada licensee)	1,145,083	248,796
Total due from third parties	$2,862,681	$3,860,377

When a client is able to organically fund its ongoing operations, such client will issue a promissory note to the Company for the cumulative advances made up to that point, which will then be paid down monthly over a period of time. The Company has successfully employed this strategy in the past, and accordingly, in January 2019, KPG of Anna LLC and KPG of Harrisburg LLC issued promissory notes to the Company as further described in Note 7 – Notes Receivable.

NOTE 7 – NOTES RECEIVABLE

At June 30, 2019 and December 31, 2018, notes receivable were comprised of the following:

	June 30, 2019	December 31, 2018
First State Compassion Center	$553,791	$578,723
Healer LLC	822,015	307,429
Atalo Holdings Inc.	755,113	-
KPG of Anna LLC	447,712	-
KPG of Harrisburg LLC	402,878	-
Maryland Health & Wellness Center Inc.	310,882	-
Chooze Corp.	-	257,687
Total notes receivable	3,292,391	1,143,839
Notes receivable, current portion	821,524	51,462
Notes receivable, less current portion	$2,470,867	$1,092,377

The Company loaned approximately $700,000 to First State Compassion Center, its Delaware cannabis-licensee client, during the period of October 2015 to April 2016. In May 2016, this client issued a 10-year promissory note, as amended, to the Company bearing interest at a compounded rate of 12.5% per annum. The monthly payments of approximately $10,100 will continue through April 2026, at which time the note will be fully paid down. At June 30, 2019 and December 31, 2018, the current portion of this note was approximately $55,000 and $51,000, respectively, and included in Note Receivable, Current Portion on the balance sheets.

In May 2019, the Company loaned $750,000 to Atalo Holdings Inc., an agriculture and biotechnology firm specializing in research, development, and production of industrial hemp and hemp-based CBD products (“Atalo”). The loans bear interest at 6% per annum, with principal and interest payable on the earlier of April 3, 2020 or the date on which the Company acquires at least 25% of Atalo’s outstanding capital stock, in which case the principal and interest due shall be credited toward Company’s purchase price for such capital stock. In July 2019, the Company loaned an additional $230,000 to Atalo under the same terms as the initial loans.

During the period August to October 2018, the Company loaned $300,000 to Healer LLC, an entity that provides cannabis education, dosage programs, and products developed by Dr. Dustin Sulak, an integrative medicine physician and nationally renowned cannabis practitioner. In 2019, the Company loaned Healer an additional $500,000. The loans bear interest at 6% per annum, with principal and interest payable on the maturity dates which are three years from the loan date.

In January 2019, KPG of Anna LLC and KPG of Harrisburg LLC each issued a promissory note to the Company in the amount of approximately $451,000 and $405,000, respectively, representing the advances made by the Company to these entities through December 31, 2018. The notes bear interest at 12% per annum, with monthly principal and interest payments due through December 2038. At June 30, 2019, the current portion of these notes approximated $12,000 in the aggregate.

In January 2019, the Company entered into an agreement with Maryland Health & Wellness Center Inc. (“MHWC”), an entity that has been pre-approved for a cannabis dispensing license, to provide MHWC with a construction loan in connection with the buildout of MHWC’s proposed dispensary. The Company also entered into a consulting services agreement to provide MHWC with advisory and oversight services over a three-year period relating to the development, administration, operation, and management of MHWC’s proposed dispensary in Maryland. The construction loan bears interest at 8% per annum, with principal and interest payable in January 2020, provided however, upon the two-year anniversary of final state approval of MHWC’s dispensing license, the Company shall have the right, subject to state approval, to convert the promissory note underlying the construction loan into a 20% ownership interest of MHWC. This conversion right of the Company shall be terminated if the consulting services agreement is terminated.

During the period from May to October 2018, the Company loaned $250,000 to Chooze Corp. bearing interest at 8% per annum and maturing in 2021. In January 2019, the entire principal and accrued interest balance of approximately $258,000 was converted into a 2.7% ownership interest in Chooze.

NOTE 8 – INVENTORY/UNEARNED REVENUE FROM RELATED PARTY

During the six months ended June 30, 2019, MariMed Hemp purchased $20 million of hemp seeds for its wholesale hemp distribution business and to develop hemp-derived CBD products. The seeds meet the U.S. government’s definition of federally legal industrial hemp, which was descheduled as a controlled substance and classified as an agricultural commodity upon the signing of the 2018 Farm Bill. As previously disclosed in Note 1 – Organization and Description of Business, As of June 30, 2019, MariMed Hemp sold approximately $15.7 million of seeds to GenCanna, a related party, at market value which generated approximately $25.2 million of receipts. The seeds are to be harvested by October 2019, and accordingly the Company provided GenCanna with extended payment terms, allowing full payments to be made by December 2019.

As required by the relevant accounting guidance, the Company classified the $25.2 million of billings to GenCanna as a receivable from a related party, with $22,0 million recognized as revenue from a related party for the six months ended June 30, 2019, and $3.2 million recorded under Unearned Revenue From Related Party on the balance sheet. When GenCanna makes its payments to the Company in December 2019, the amount in Unearned Revenue From Related Party will be recognized as revenue.

At June 30, 2019, inventory was comprised of approximately $4.3 million of hemp seeds, and approximately $520,000 of hemp oil extract and products acquired in the MediTaurus transaction disclosed in Note 3 – Acquisitions. At December 31, 2018, inventory was comprised of product packaging and other collateral.

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

NOTE 10 – PROPERTY AND EQUIPMENT

At June 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Land	$3,392,710	$3,392,710
Buildings and building improvements	14,513,538	13,566,144
Tenant improvements	5,625,882	5,348,882
Furniture and fixtures	143,237	114,160
Machinery and equipment	2,057,059	1,632,351
Construction in progress	14,473,474	12,205,447
	40,205,900	36,259,694
Less: accumulated depreciation	(2,602,019)	(2,159,830)
Property and equipment, net	$37,603,881	$34,099,864

During the six months ended June 30, 2019 and 2018, additions to property and equipment were approximately $3.9 million and $5.7 million, respectively.

The 2018 additions were primarily comprised of (i) the buildout of properties in Hagerstown, MD, New Bedford, MA, and Middleborough, MA, and (ii) improvements to the Lewes, DE facility. The 2019 additions consisted primarily of (i) the commencement of construction in Milford, DE, (ii) the continued buildout of properties in Hagerstown, MD, New Bedford, MA, and Middleborough, MA, and (iii) improvements to the Wilmington, DE and Las Vegas, NV properties.

The December 31, 2018 construction in progress balance of approximately $12.2 million was primarily comprised of (i) New Bedford, MA building, improvements and machinery of approximately $9.8 million and (ii) Middleborough, MA building, improvements and fixtures of approximately $2.4 million. The additions to construction in progress during the six months ended June 30, 2019 of approximately $2.3 million consisted of continuing buildout and machinery for the New Bedford, MA and Middleborough, MA properties, and the commencement of construction in Milford, DE.

Depreciation expense for the six months ended June 30, 2019 and 2018 was approximately $471,000 and $254,000, respectively.

NOTE 11 – DEBT

Mortgages Payable

At June 30, 2019 and December 31, 2018, mortgage balances, including accrued but unpaid interest, were comprised of the following:

	June 30, 2019	December 31, 2018
Bank of New England – Massachusetts property	$4,877,624	$4,895,000
Bank of New England – Delaware property	1,742,619	1,791,736
DuQuoin State Bank – Illinois properties	837,556	850,076
Total mortgages payable	7,457,799	7,536,812
Mortgages payable, current portion	(238,386)	(188,231)
Mortgages payable, less current portion	$7,219,413	$7,348,581

In November 2017, the Company entered into a 10-year mortgage agreement with Bank of New England for the purchase of a 138,000 square foot industrial property in New Bedford, Massachusetts, within which the Company has built a 70,000 square foot cannabis cultivation and processing facility that is leased to ARL. This mortgage was personally guaranteed by the Company’s CEO and CFO. From the start of the mortgage through May 2019, the Company was required to make monthly payments of interest-only at a rate equal to the prime rate plus 2%, with a floor of 6.25% per annum. From May 2019 to May 2024, the Company shall make principal and interest payments at a rate equal to the prime rate on May 2, 2019 plus 2%, with a floor of 6.25% per annum. Principal and interest payments shall continue from May 2024 through the end of the lease at a rate equal to the prime rate on May 2, 2024 plus 2%, with a floor of 6.25% per annum. The outstanding principal balance on this mortgage was approximately $4,877,000 and $4,895,000 on June 30, 2019 and December 31, 2018, respectively, of which approximately $110,000 and $63,000, respectively, was current.

The Company maintains a second mortgage with Bank of New England, also personally guaranteed by the Company’s CEO and CFO, for the 2016 purchase of a 45,070 square foot building in Wilmington, Delaware which was developed into a cannabis seed-to-sale facility and is currently leased to the Company’s cannabis-licensed client in the state. The mortgage matures in 2031 with monthly principal and interest payments at a rate of 5.25% per annum through September 2021, and thereafter the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25% per annum. At June 30, 2019 and December 31, 2018, the outstanding principal balance on this mortgage was approximately $1,743,000 and $1,792,000, respectively, of which approximately $105,000 and $102,000, respectively, was current.

In 2016, the Company entered into a mortgage agreement with DuQuoin State Bank (“DSB”) for the purchase of two properties which the Company developed into two 3,400 square foot free-standing retail dispensaries that are currently leased to the KPGs. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined at the discretion of DSB’s executive committee. The mortgage was renewed in May 2019 at a rate of 8.5% per annum. At June 30, 2019 and December 31, 2018, the outstanding principal balance on this mortgage was approximately $838,000 and $850,000, respectively, of which approximately $23,000 was current in both periods.

Notes Payable

In June 2019, MariMed Hemp issued a $10 million secured promissory note to an unaffiliated party (the “$10M Note”). On the maturity date in January 2020, or earlier at MariMed Hemp’s discretion, the principal balance shall be repaid plus a payment of $1.5 million. At June 30, 2019, the pro-rata portion, based on the term of the note, of such payment approximated $162,000 and was charged to interest expense. The $10M Note is secured by the Company’s right, title, and interest in certain property relative to the seed sale transactions with GenCanna, previously disclosed in Note 1 – Organization and Description of Business. The $10M Note imposes certain covenants, all of which were complied with as of June 30, 2019.

As part of the $10M Note transaction, the Company issued three-year warrants to purchase 375,000 shares of common stock at an exercise price of $4.50 per share to the holder of the $10M Note. The fair value of these warrants on the issuance date of approximately $601,000 was recorded as a discount to the $10M Note. Approximately $65,000 of the warrant discount was amortized to interest expense in June 2018. Accordingly, the carrying value of the $10M Note approximated $9.46 million at June 30, 2019.

In April 2019, MariMed Hemp issued a $1 million secured promissory note to an unaffiliated party maturing in December 2019. The note is secured by the collateral assignment of certain receivables from GenCanna (the “Secured Receivables”) and certain obligations of GenCanna to MariMed Hemp arising from the seed sale transactions previously disclosed in Note 1 – Organization and Description of Business. The principal balance plus a payment of $180,000 shall be due in full on the earlier of the maturity date or three business days after MariMed Hemp’s receipt of payment by GenCanna of the Secured Receivables. Such payment date can be extended by the noteholder for an additional three months with proper notice; and if extended, the noteholder shall receive an additional payment of $30,000. At June 30, 2019, the pro-rata portion, based on the term of the note, of the $180,000 payment approximated $52,000 and was charged to interest expense. MariMed Hemp can elect to repay the note in whole or in part without penalty, provided the noteholder is given proper notice and MariMed Hemp is not in default of the note agreement. Upon such election, the entire payment of $180,000 shall be deemed earned by and due to the noteholder.

In March 2019, the Company raised $6 million from the issuance of a secured promissory note maturing in December 2019 and bearing interest at the rate of 13% per annum, with interest payable monthly. Such note is secured by the collateral assignment of certain receivables from and obligations of GenCanna to MariMed Hemp arising from the seed sale transactions previously disclosed in Note 1 – Organization and Description of Business The Company may elect to prepay the note in whole or part without penalty upon three business days’ notice and with payment of all interest through the maturity date. The Company may extend the maturity date by up to three months upon thirty days’ notice prior to the maturity date with an extension fee payment to the note holder of $300,000. At June 30, 2019, the carrying value of this note was $6 million.

In September 2018, the Company raised $3 million from the issuance of a secured promissory note bearing interest at the rate of 10% per annum, with interest payable monthly. The note is due and payable in September 2019, however the Company may elect to prepay the note in whole or part at any time after December 17, 2018 without premium or penalty. The Company issued three-year warrants, which were attached to this promissory note, to the lender’s designees to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The Company recorded a discount on the note of approximately $1,511,000 from the allocation of note proceeds to the warrants based on the fair value of such warrants on the issuance date. Approximately $882,000 of the warrant discount was amortized to interest expense during 2018, and the remaining $629,000 was amortized during 2019. The carrying value of this note was $3 million at June 30, 2019 and approximately $2.37 million, net of remaining warrant discount of $629,000, at December 31, 2018.

During 2018, holders of previously issued promissory notes with principal balances of $1,075,000 converted such promissory notes into 1,568,375 shares of common stock at conversion prices ranging from $0.65 to $0.90 per share. The conversions resulted in the recording of non-cash losses of approximately $829,000 in the aggregate, based on the market value of the common stock on the conversion dates. No conversions occurred during the six months ended June 30, 2019

During 2018, the Company issued 2,596,313 shares of its common stock and subscriptions on 79,136 shares of its common stock to retire promissory notes with principal balances of $7,495,000 and approximately $95,000 of accrued interest. The Company recorded non-cash losses of approximately $2.5 million based on the fair value of the common stock on the retirement dates. No retirements were made during the six months ended June 30, 2019.

During 2018 the Company repaid $700,000 of promissory notes. No repayments of promissory notes occurred during the six months ended June 30, 2019.

The aggregate scheduled maturities of the Company’s total debt outstanding, inclusive of the promissory notes and mortgages described within this Note 12 – Debt, and the convertible debentures described in the following Note 12 – Debentures Payable, as of June 30, 2019 were:

2019	$10,496,536
2020	16,495,007
2021	7,762,293
2022	280,348
2023	299,689
Thereafter	6,262,463
Total	41,596,336
Less discounts	(6,557,932)
$35,038,404

NOTE 12 – DEBENTURES PAYABLE

In October and November 2018, pursuant to a securities purchase agreement (the “SPA”), the Company sold an aggregate of $10,000,000 of convertible debentures bearing interest at the rate of 6% per annum that mature two years from issuance, with a 1% issue discount to an accredited investor, resulting in net proceeds to the Company of $9,900,000 (the “$10M Debentures”).

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

The Company shall have the right to redeem all or a portion of the $10M Debentures, along with accrued and unpaid interest, at a 10% premium, provided however that the Company first provide advance written notice to the Holder of its intention to make a redemption, with the Holder allowed to affect certain conversions of the $10M Debentures during such notice period.

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

As part of issuance of the $10M Debentures, the Company issued three-year warrants to the Holder to purchase 324,675 shares of its common stock at exercise prices of $3.50 and $5.50 per share (the “Initial Warrants”). The fair value of the Initial Warrants of approximately $1,057,000 was recorded as a discount to the carrying amount of the $10M Debentures.

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

Based on the conversion prices of the $10M Debentures in relation to the market value of the Company’s common stock, the $10M Debentures provided the Holder with a beneficial conversion feature, as the embedded conversion option was in-the-money on the commitment date. The intrinsic value of the beneficial conversion feature of approximately $5,570,000 was recorded as a discount to the carrying amount of the $10M Debentures, with an offset to additional paid-in-capital.

In May 2019, the Company sold an additional $5,000,000 of convertible debentures bearing interest at the rate of 6% per annum that mature two years from issuance, with a 1% issue discount, resulting in net proceeds to the Company of $4,950,000, and (the “$5M Debentures”). In June 2019, the Company sold an additional $2,500,000 of convertible debentures that mature two years from issuance, with a 7% issue discount, resulting in net proceeds to the Company of $2,350,000 (the “$2.5M Debentures,” and together with the $5M Debentures, the “$7.5M Debentures”).

The $7.5M Debentures were sold to the Holder of the $10M Debentures. The terms of the $7.5M Debentures are consistent with the terms of the $10M Debentures, except that (i) no interest shall accrue on the $2.5M Debentures, (ii) the issue discount on the $2.5M Debentures is 7%, compared to 1% on the $10M Debentures and $5M Debentures, and (iii) other small variations, most notably a cap on the conversion price. The SPA, registration rights agreement, and addendum to the SPA were all amended and restated to incorporate the $7.5M Debentures.

As part of issuance of the $7.5M Debentures, the Company issued three-year warrants to the Holder to purchase 550,000 shares of common stock an exercise price of $5.00 per share (the “Additional Warrants”). The fair value of the Additional Warrants of approximately $929,000 was recorded as a discount to the carrying amount of the $7.5M Debentures.

Based on the conversion prices of the $7.5M Debentures in relation to the market value of the Company’s common stock, the $7.5M Debentures provided the Holder with a beneficial conversion feature, as the embedded conversion option was in-the-money on the commitment date. The intrinsic value of the beneficial conversion feature of approximately $3,385,000 was recorded as a discount to the carrying amount of the $7.5M Debentures, with an offset to additional paid-in-capital.

In November and December 2018, the Holder converted, in two separate transactions, an aggregate of $1,400,000 of principal and approximately $36,000 of accrued interest into 524,360 shares of common stock at conversion prices of $2.23 and $3.04 per share. In January 2019, the Holder converted, in three separate transactions, an aggregate of $600,000 of principal and approximately $97,000 of accrued interest into 233,194 shares of common stock at conversion prices ranging from $2.90 to $3.06 per share. In April and June 2019, the Holder converted, in four separate transactions, an aggregate of $1,750,000 of principal and approximately $181,000 of accrued interest into 923,185 shares of common stock at conversion prices ranging from $1.74 to $2.74 per share.

During the six months ended June 30, 2019, amortization of the beneficial conversion features, after adjustment for the conversions, approximated $2,282,000; amortization of the discounts from the Initial Warrants and Additional Warrants (together, the “Total Warrants”) approximated $320,000; and the amortization of original issue discounts approximated $29,000. This amortization was charged to interest expense. Additionally, accrued interest expense for such period approximated $280,000.

At June 30, 2019, the aggregate outstanding principal balance on the $10M Debentures and the $7.5M Debentures (together, the “$17.5M Debentures”) was $13,750,000. Also on such date, the unamortized balances of the beneficial conversion feature, the Total Warrants discount, and original issue discounts were approximately $5,152,000, $1,575,000, and $287,000, respectively. Accordingly, at June 30, 2019, the carrying value of the $17.5M Debentures was approximately $6,736,000.

At December 31, 2018, the outstanding principal balance on the $10M Debentures was $8,600,000. Also on such date, the unamortized balances of the beneficial conversion feature, Initial Warrants discount, and original issue discounts were approximately $4,048,000, $966,000, and $91,000, respectively, and accrued and unpaid interest was approximately $62,000. Accordingly, at December 31, 2018, the carrying value of the $10M Debentures was approximately $3.6 million.

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

Common Stock

During the six months ended June 30, 2019, the Company sold 799,995 shares of common stock at a price of $3.25 per share, resulting in total proceeds of $2.6 million. During the same period in 2018, the Company sold 10,111,578 shares of common stock, at prices ranging from $0.50 to $1.30 per share, resulting in total proceeds of approximately $8.5 million.

During the six months ended June 30, 2019 and 2018, the Company issued 97,136 and 1,000,000 common shares, respectively, associated with previously issued subscriptions on common stock with a value of approximately $169,000 and $370,000, respectively.

During the six months ended June 30, 2018, the Company issued 1,313,901 common shares in exchange for services rendered by third-parties or to otherwise settle outstanding obligations. Based on the market value of the common stock on the dates of issuance, the Company recorded non-cash losses on these settlements of approximately $959,000. Also during such period, the Company issued 1,679,486 common shares to retire $1,175,000 of promissory notes. Based on the market value of the stock on the retirement dates, the Company recorded non-cash losses of approximately $918,000. No common shares were issued during the same period in 2019 to settle obligations or retire promissory notes.

As previously disclosed in Note 3 – Acquisitions, the Company issued 1,000,000 shares of common stock to the owners of Harvest.

As previously disclosed in Note 4 – Investments, the Company issued 500,000 shares of common stock to purchase a minority interest in Terrace.

As previously disclosed in Note 12 – Debentures Payable, during the six months ended June 30, 2019, the holder of the $17.5M Debentures converted $2,350,000 of principal and approximately $278,000 of accrued interest into 1,156,379 shares of common stock.

As further disclosed in Note 14 – Stock Options, during the six months ended June 30, 2019 and 2018, 358,446 and 300,000 shares of common stock, respectively, were issued in connection with the exercise of stock options.

As further disclosed in Note 15 – Warrants, during the six months ended June 30, 2019 and 2018, warrants to purchase 666,104 and 1,235,768 shares of common stock were exercised.

Common Stock Issuance Obligations

At June 30, 2019, the Company was obligated to issue 752,260 shares of common stock, valued at $2,080,000, as part of the purchase price for MediTaurus, as previously disclosed in Note 3 – Acquisitions. These shares will be subsequently issued in the third quarter of 2019.

At December 31, 2018, the Company was obligated to issue: (a) 79,136 shares of common stock, valued at approximately $95,000, related to the settlement of a previously issued promissory note with a principal balance of $50,000 and accrued interest of $1,454; and (b) 18,000 shares of common stock, valued at approximately $74,000, for the payment of rent for a leased property in Massachusetts for the months of September 2018 through January 2019. Such shares were subsequently issued in the first quarter of 2019.

At June 30, 2018, the Company was obligated to issue: (a) 264,317 shares of common stock to in connection with the acquisition of iRollie LLC, as disclosed in Note 3 – Acquisitions; (b) 32,083 shares of common stock in connection with the exercise of a warrant, (c) 2,001,641 shares of common stock to settle $1,951,600 of vendor invoices; and (d) 9,281 shares of common stock, valued at approximately $20,000, for the payment of rent on a leased property in Massachusetts for the months of May and June 2018. All such shares were issued subsequent to the June 30, 2018 quarter end.

NOTE 14 – STOCK OPTIONS

In January 2018, the Company granted options to purchase 1.45 million shares of common stock to the Company’s board members at exercise prices ranging from $0.14 to $0.77, vesting over a six-month period, and expiring between December 2020 and December 2022. The fair value of these options on grant date of approximately $458,000 was fully amortized by June 30, 2018. No stock options were granted to board members during the six months ended June 30, 2019.

In May 2018, the Company granted five-year options to purchase 200,000 shares of common stock to an employee with an exercise price of $0.90 per share. As of June 30, 2018, the Company amortized approximately $28,000 of the total adjusted fair value of this grant of approximately $208,000. In December 2018, 150,000 of these options were forfeited prior to their vesting dates. Approximately $50,000 of the fair value had been amortized through the forfeiture date, and as a result, approximately $158,000 will not be amortized. No options were granted to employees during the six months ended June 30, 2019.

During the six months ended June 30, 2019 and 2018, options to purchase 520,000 and 700,000 shares of common stock, respectively, were exercised at exercise prices ranging from $0.08 to $0.77 per share in 2019, and $0.08 to $0.63 per share in 2018. Of the options exercised in 2019, 350,000 were exercised on a cashless basis by two board members with the exercise prices paid via the surrender of 139,985 shares of common stock. Of the options exercised in 2018, 400,000 were exercised by a board member on a cashless basis with the exercise price paid via the surrender of 98,000 shares of common stock.

During the six months ended June 30, 2018, options to purchase 300,000 were forfeited, of which 200,000 had been owned by two board members. There were no forfeitures in 2019

Stock options outstanding and exercisable as of June 30, 2019 were:

Exercise Price	Shares Under Option		Remaining
per Share	Outstanding	Exercisable	Life in Years
$0.080	100,000	100,000	0.47
$0.130	200,000	200,000	1.00
$0.140	100,000	100,000	0.50
$0.140	550,000	550,000	1.51
$0.150	1,000,000	1,000,000	0.25
$0.250	1,000,000	1,000,000	0.25
$0.330	50,000	50,000	1.69
$0.350	1,000,000	1,000,000	0.25
$0.450	190,000	190,000	2.26
$0.630	300,000	300,000	2.51
$0.770	200,000	200,000	3.51
$0.900	50,000	50,000	3.87
$0.950	50,000	10,000	3.51
$2.320	300,000	60,000	4.20
$2.450	2,000,000	2,000,000	3.48
$2.500	100,000	25,000	4.16
$2.650	200,000	100,000	4.24
$2.850	75,000	-	3.45
$2.850	100,000	-	4.45
$3.000	25,000	-	4.47
$3.725	200,000	-	4.45
	7,790,000	6,935,000

NOTE 15 – WARRANTS

During the six months ended June 30, 2019, in conjunction with the $7.5M Debentures previously disclosed in Note 12 – Debentures Payable, the Company issued three-year warrants to purchase 550,000 shares of common stock at an exercise price of $5.00 per share. The fair value of these warrants at issuance approximated $929,000, with approximately $57,000 of this amount amortized to interest expense during the period and the remainder to be amortized over the two-year term of the $7.5M Debentures. Also during this period, the Company issued three-year warrants to purchase 375,000 shares of common stock at an exercise price of $4.50 per share as part of the $10M Note transaction previously disclosed in Note 11 – Debt. The fair value of these warrants at issuance approximated $601,000, with approximately $65,000 of this amount amortized to interest expense during the period and the remainder to be amortized by the January 2020 maturity date of the $10M Note.

During the six months ended June 30, 2018, the Company issued warrants to purchase 4,239,000 shares of common stock at exercise prices ranging from $0.30 to $2.25 per share. Of these warrants, (i) 470,000 warrants were issued in exchange for services previously rendered to the Company, with expiration dates of three and five years from issuance, at a fair value of approximately $433,000 which was charged to compensation expense during the period, (ii) 237,500 warrants issued in conjunction with a promissory note, expiring in April 2021, at a fair value of approximately $198,200 which was charged to interest expense during the period, and (iii) 3,531,500 three-year warrants issued as part of the sale of common stock, at a fair value of at issuance of approximately $4.5 million that was charged to additional paid-in capital.

During the six months ended June 30, 2019 and 2018, warrants to purchase 666,104 and 1,425,379 shares of common stock, respectively, were exercised at exercise prices ranging from $0.12 to $1.75 per share in 2019 and $0.10 to $0.50 per share in 2018.

At June 30, 2019 and 2018, warrants to purchase 10,865,107 and 7,058,932 shares of common stock, respectively, were outstanding at exercise prices ranging from $0.15 to $5.50 per share in 2019 and $0.10 to $2.25 per share in 2018.

NOTE 16 – REVENUES

For the six months ended June 30, 2019 and 2018, the Company’s revenues were comprised of the following major categories:

	Six months ended June 30,
	2019	2018
Real estate	$3,442,024	$2,731,364
Management	1,194,791	754,038
Supply procurement	1,906,399	1,241,834
Licensing	568,127	281,557
Product sales	1,880	-
Product sales from related party	22,014,879	-
Other	60,392	11,482
Total revenues	$29,188,492	$5,020,275

For the six months ended June 30, 2019, revenue from three clients represented 95% of total revenues. One of these clients was GenCanna, a related party, with whom the Company conducted the seed sale transactions previously disclosed in Note 1 – Organization and Description of Business. The amount under Product Sales From Related Party shown in the table above represents the total revenues from these transactions with GenCanna through June 30, 2019.

For the six months ended June 30, 2018, revenue from two clients comprised 75% of total revenues.

NOTE 17 – RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2019, the Company entered into several hemp seed sale transactions with GenCanna, a related party, whereby the Company acquired large quantities of top-grade feminized hemp seeds with proven genetics at volume discounts that it sold to GenCanna at market rates. As previously disclosed in Note 1 – Organization and Description of Business, the Company classified the $25.2 million due from GenCanna as a receivable from a related party, with $22,0 million recognized as revenue from a related party for the six months ended June 30, 2019, and $3.2M recorded under Unearned Revenue From Related Party on the balance sheet. When GenCanna makes its payments to the Company in December 2019, the amount in Unearned Revenue From Related Party will be recognized as revenue.

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

In October 2017, the Company acquired certain assets of the Betty’s Eddies™ brand of cannabis-infused products, as disclosed in Note 3 – Acquisitions, from a company that was minority-owned by the Company’s chief operating officer.

As disclosed in Note 11 – Debt, the Company’s two mortgages with Bank of New England are personally guaranteed by the Company’s CEO and CFO.

In January 2018, the Company granted options to purchase 1.45 million shares of common stock to the Company’s board members at exercise prices ranging from $0.14 to $0.77 and expiring between December 2020 and December 2022. Also during this month, options to purchase 200,000 were forfeited by board members. During the six months ended June 30, 2019 and 2018, options to purchase 350,000 and 400,000 shares of common stock, respectively, were exercised by board members on a cashless basis with the exercise prices paid via the surrender of 139,985 shares of common stock in 2019 and 98,000 shares of common stock in 2018. All of the option transactions referred to in this paragraph have been previously disclosed in Note 14 – Stock Options.

The Company’s current corporate offices are leased from a company owned by a related party under a 10-year lease that commenced August 2018 and contains a five-year extension option. Previous to this lease, the Company’s former corporate offices were also leased from a company owned by a related party. For the six months ended June 30, 2019 and 2018, expenses incurred under these leases approximated $34,000 and $6,000, respectively.

The outstanding Due To Related Parties balances at June 30, 2019 and December 31, 2018 of approximately $77,000 and $276,000, respectively, were comprised of amounts owed of approximately (i) zero and $81,000 in respectively to the Company’s CEO and CFO, (ii) $17,000 and $135,000, respectively, to two companies partially owned by these officers, and (iii) $60,000 in both periods to two shareholders of the Company. Such amounts owed are not subject to repayment schedules and are expected to be repaid during 2019.

The outstanding Due From Related Parties balance at December 31, 2018 of approximately $120,000 was comprised of an advance to a company partially owned by the Company’s CEO and CFO. This amount was entirely offset by advances from such related parties. At June 30, 2019, there were no amounts due from related parties.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is the lessee under five operating leases and three finance leases. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments.

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

The Company leases machinery and office equipment under finance leases that expire in February 2022 through June 2024 with such terms being a major part of the economic useful life of the leased property.

The components of lease expense for the six months ended June 30, 2019 were as follows:

Operating lease cost	$339,478
Finance lease cost:
Amortization of right-of-use assets	$6,744
Interest on lease liabilities	1,824
Total finance lease cost	$8,568

The weighted average remaining lease term for operating leases is 9.7 years, and for the finance lease is 3.9 years. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was 7.5% for all leases.

Future minimum lease payments as of June 30, 2019 under all non-cancelable operating leases having an initial or remaining term of more than one year were:

	Operating Leases	Finance Lease
2019	$230,744	$11,556
2020	917,444	23,112
2021	1,008,227	23,112
2022	949,535	11,823
2023	910,166	10,451
Thereafter	5,139,851	3,229
Total lease payments	9,155,967	$83,282
Less: imputed interest	(2,845,742)	(11,296)
	$6,310,224	$71,986

Terminated Employment Agreement

An employment agreement with Thomas Kidrin, the former CEO of the Company, that provided Mr. Kidrin with salary, car allowances, stock options, life insurance, and other employee benefits, was terminated by the Company in 2017. The Company maintained an accrual of approximately $1,043,000 at June 30, 2019 and December 31, 2018 for any amounts that may be owed under this agreement, although the Company contends that such agreement is not valid.

In July 2019, Mr. Kidrin, also a former director of the Company, filed a complaint in the Massachusetts Superior Court, alleging that the Company breached the employment agreement and failed to pay all wages owed to him, and requesting compensatory damages, attorney fees, costs, and interest. To date, Mr. Kidrin has not served the complaint upon the Company. The Company believes that the allegations are without merit and will vigorously defend this matter when Mr. Kidrin makes service upon it.

NOTE 19 – SUBSEQUENT EVENTS

Seed Transactions

In July 2019, the Company delivered and billed GenCanna an additional $8.0 million for hemp seeds that were purchased by the Company for approximately $5.0 million. The seeds are to be harvested in the fall of 2019, and accordingly, the Company provided GenCanna with extended payment terms, with the full payment to be made in December 2019 after the crop is harvested. The accounting treatment of these sales were consistent with that of the original seed sale transactions as previously disclosed in Note – 1 Organization and Description of Business.

Licensing Agreement

In July 2019, as previously disclosed in Note 4 – Investments, the Company entered into a licensing agreement for the exclusive manufacturing and distribution in seven eastern states of the Binske® portfolio of products, a brand known for utilizing best-in-class proprietary strains and craft ingredients in its edibles, concentrates, vaporizers, and topicals.

Debentures Payable

In July 2019, the Holder of the $17.5M Debentures converted, in two separate transactions, an aggregate of $2,750,000 of principal and approximately $17,000 of accrued interest into 2,435,144 shares of common stock at conversion prices of $1.08 and $1.70 per share.

Note Receivable

In July 2019, the Company loaned an additional $230,000 to Atalo, pursuant a promissory note to the Company that bears interest at 6% per annum, with principal and interest payable on the earlier of April 3, 2020 or the date on which the Company acquires at least 25% of Atalo’s outstanding capital stock, in which case the principal and interest due shall be credited toward Company’s purchase price for such capital stock.

Equity

In July 2019, the Company issued three-year warrants to purchase 125,000 shares of common stock at an exercise price of $1.71 per share. Also during this month, the Company issued options to purchase 100,000 shares of common stock to an employee at an exercise price of $1.34 per share, expiring five years from issuance date.

In July and August, the Company issued an aggregate of 18,820 shares of common stock to two employees.

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

Overview

General

MariMed Inc. (“we”, “our”, “us”, “MariMed” or the “Company”) is a leader in the legal cannabis and hemp industries. The Company’s stock is quoted on the OTCQB market under the ticker symbol, MRMD.

We are industry experts in the development, operation, management and optimization of cannabis cultivation, production and dispensing facilities. These facilities, located in multiple states, are leased to our clients who are entities that have been awarded legal and medical marijuana licenses by multiple states.

Since entering the cannabis industry, the Company has demonstrated an excellent track record in managing state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of legal cannabis and cannabis-infused products. We provide industry-leading expertise and consultative services in all aspects of cannabis licensing procurement, including ongoing management oversight or real estate services to five independent operations in five states – Delaware, Illinois, Maryland, Nevada and Massachusetts.

We acquire land and/or real estate for the purpose of developing state-of-the-art, regulatory-compliant legal cannabis facilities. These facilities are designed to be models of excellence in horticultural principals, cannabis production, product development and dispensary operations. Along with operational oversight, we provide our clients with legal, accounting, human resources, and other corporate and administrative services.

The Company has secured, on behalf of its clients, 12 cannabis licenses across six states — two in Delaware, two in Illinois, one in Nevada, one in Rhode Island, three in Maryland and three in Massachusetts. We have client operating facilities that are opened or under development in the cities of Wilmington, Lewes, and Milford in Delaware; the cities of Anna and Harrisburg in Illinois; Clark county in Nevada; Arundel county and the city of Hagerstown in Maryland; and the cities of New Bedford and Middleborough in Massachusetts. In total, we have developed in excess of 300,000 square feet of seed-to-sale cannabis facilities.

In 2018, we began a transition from being a management and advisory firm that provides cannabis licensing, operational consulting and real estate services to being primarily a direct owner of cannabis licenses and operator of seed-to-sale operations. In Massachusetts, we successfully converted a cannabis-licensed client from a non-profit entity to a for-profit corporation with the Company as the sole shareholder. This is described in further detail below.

The Company has implemented a plan to consolidate the ownership of the five remaining client operating entities under the MariMed banner. The consolidation process is at various stages of completion due to the respective state laws governing cannabis license ownership. Once the consolidation is completed, we will own, manage and operate cultivation, manufacturing and retail dispensary operations in six states. Moreover, we plan to leverage our success in providing management oversight in these markets to expand into other states, while focusing on regulatory compliance, efficiency and product performance.

Over our short history, we have developed an excellent reputation for strong management in the cannabis industry. As a management company, MariMed’s clients have thrived and succeeded in their respective markets. Our goal is to continue this success as we transition from a manager and advisor to an owner of cannabis licenses and operator of cannabis businesses.

Recognizing the emergence of the global hemp market, in late 2018 we purchased $30 million of subordinated secured convertible debentures (the “GC Debentures”) from GenCanna Global USA, Inc., a leading producer and distributor of industrial hemp, CBD formulations, and hemp genetics (“GenCanna”). In February 2019, we converted the GC Debentures, plus accrued interest, into a 33.5% ownership interest in GenCanna on a fully diluted basis. Additionally, the Company established a wholly owned subsidiary, MariMed Hemp Inc., in January 2019 to market and distribute hemp-derived CBD products across several vertical markets.

We have also developed precision-dosed cannabis- and hemp-infused products designed for specific medical conditions and related symptoms. These products are licensed under Company-owned brands such as Kalm Fusion™, Betty’s Eddies™, Nature’s Heritage™ and Florance™, in the form of dissolvable strips, tablets, powders, microwaveable popcorn, fruit chews, and with more varieties in development. The Company also sublicenses several top brands including Lucid Mood™ disposable vape pens, , and DabTabs™ revolutionary vaporization tablets infused with cannabis concentrates, the Binske® line of cannabis products made from premium artisan ingredients, and the clinically tested medicinal cannabis strains developed in Israel by Tikun Olam™. We plan to continue licensing the best brands and products in the industry for distribution through our owned and client owned dispensaries across the country.

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

Investment in Hemp Production, Branding, and Distribution

Our direct ownership in GenCanna, which we believe will become one of the largest hemp producers in the United States by the year 2020, will help ensure the Company has access to a safe and reliable source of hemp-based CBD. The market for hemp-based CBD products is expected to grow significantly over the next several years.

With the creation of the wholly-owned subsidiary MariMed Hemp in early 2019, the Company has started to make inroads into the branding and distribution of hemp-derived CBD products. With its acquisition in February 2019 of MediTaurus and its Florance™ brand, the Company is starting to leverage the GenCanna relationship and grow the revenue base for hemp-derived CBD products.

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

The Company also owns a 22,700 square foot building in Middleborough in which a 10,000 square foot dispensary is planned to be open for business in by the end of 2019. Furthermore, the Company intends to open two more dispensaries in the Boston area also by the end of 2019.

Maryland

In December 2018, the Company entered into a memorandum of understanding to acquire Kind Therapeutics USA Inc. (“Kind”), its cannabis-licensed client that holds licenses for the cultivation, production, and dispensing of medical cannabis. The parties are finalizing a merger document to effectuate the transaction which is conditioned on the approval by the Maryland Medical Cannabis Commission, which is expected to occur in 2020. Until then, the Company will continue to provide management and operational advisory services to Kind, whose operations are conducted within a 100,000 square foot cultivation and manufacturing facility within a Company-owed 180,000 square foot industrial building in Hagerstown. The large production capacity of this facility will enable the Company to take full advantage of a robust Maryland market consisting of over 100 planned dispensaries, most of which are not attached to a specific cultivator. Additionally, the Company has contracted to purchase a 9,000 square foot building in Anne Arundel County for the development of a dispensary, currently scheduled to open in late 2020.

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

Nevada

In November 2018, the Company issued a letter of intent to acquire 100% of the ownership interests of The Harvest Foundation LLC, the Company’s cannabis-licensed client in the state of Nevada (“Harvest”). In August, the parties entered into a purchase agreement governing the transaction. The acquisition is conditioned upon the approval of the state cannabis commission which is in process. Harvest holds both medical and adult-use cannabis licenses, and operates in approximately 10,000 square feet of an industrial building that the Company leases and has built out into a cannabis cultivation facility.

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

In 2019 GenCanna has expanded acreage of hemp farming and production of compliant CBD oils, isolates, and infused products, making it one of the largest producers of these products in the country.

MariMed Hemp

To leverage its investment in GenCanna, the Company established MariMed Hemp Inc. in January 2019, a wholly-owned subsidiary to develop, market, and distribute hemp-based CBD brands and products to different classes of retailers and direct to consumers. In addition, this company will be developing and acquiring top quality genetics and biomass to resell to growers and processors.

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

MediTaurus

To facilitate our drive for greater science and education, the Company acquired Meditaurus LLC in June 2019. Meditaurus was established by Dr. Jokubas Ziburkas, a leading authority on hemp-based CBD and the endocannabinoid system. Dr. Ziburkas holds a PhD in Neuroscience, and currently serves as Associate Professor of Neuroscience at the University of Houston, where his research focused on cannabinoid actions in the brain and novel treatments for neurological disorders. He has published over 20 peer-reviewed articles and book chapters, and is regarded as a thought leader in the global cannabis industry.

Meditaurus has developed proprietary formulations for hemp-derived CBD, and currently operates in Lithuania and Texas. Its Florance™ brand, recently launched in Germany, is marketed globally on their website. This transaction includes the commitment of Dr. Ziburkas to become the Chief Innovation Officer of MariMed, and to assist MariMed Hemp Inc. in the marketing and distribution of Florance™ and newly-developed products throughout the United States and Europe.

Pipeline Transactions

MariMed is actively pursuing other growth opportunities to expand its asset portfolio in the hemp and cannabis industries. While no assurance can be given that any of these opportunities will materialize, the Company is currently in various stages of dialog to invest in or acquire several domestic and foreign entities, along with such entities’ licenses, brands and operations.

Corporate History

The Company was originally incorporated in the state of Delaware in January 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly Worlds.com Inc.) under the name Worlds Online Inc. In May 2011, Worlds Inc. spun-off of the Company to its stockholders. At its inception, the Company operated online virtual environments which did not gain traction with users.

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

During the first half of calendar 2017, the Company changed its name to MariMed Inc. and its ticker symbol to MRMD. Also during this period, the number of authorized shares of the Company’s common and preferred stock were increased to 500 million and 50 million, respectively, and the Company purchased the remaining 49% interest in MariMed Advisors Inc. in exchange for 75 million shares of common stock.

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

In November 2018, the Company issued a letter of intent to acquire The Harvest Foundation LLC, the Company’s client awarded a cannabis license for cultivation in the state of Nevada. In August 2019, the parties entered into a purchase agreement governing the transaction. The acquisition is conditional upon state approval which is expected to occur by the end of 2019.

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

In January 2019, the Company entered into an agreement with Maryland Health & Wellness Center Inc. (“MHWC”), an entity that has been pre-approved for a cannabis dispensing license, to provide MHWC with a construction loan in connection with the buildout of MHWC’s proposed dispensary location. Upon the two-year anniversary of final state approval of MHWC’s dispensing license, the Company shall have the right, subject to state approval, to convert the promissory note underlying the construction loan into 20% ownership of MHWC. The Company also entered into a consulting services agreement to provide MHWC with advisory and oversight services over a three-year period relating to the development, administration, operation, and management of MHWC’s proposed dispensary in Maryland.

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

In February 2019, the Company converted its $30 million purchase of subordinated secured convertible debentures of GenCanna into a 33.5% ownership interest.

In May 2019, the Company extended loans totaling $750,000 to Atalo Holdings Inc., an agriculture and biotechnology firm specializing in research, development, and production of industrial hemp and hemp-based CBD products.

In May 2019, the Company issued 500,000 shares of its common stock to purchase an 8.95% interest in Terrace Inc., a Canadian entity that develops and acquires international cannabis assets.

In June 2019, the Company executed a purchase agreement to acquire MediTaurus LLC, a company established by Dr. Jokubas Ziburkas, a PhD in neuroscience and a leading authority on hemp-based CBD and the endocannabinoid system. MediTaurus operates in the United States and Europe and has developed proprietary CBD formulations sold under its Florance™ brand.

In July 2019, the Company entered into a licensing agreement for the exclusive manufacturing and distribution in seven eastern states of the Binske® portfolio of products, a brand known for utilizing best-in-class proprietary strains and craft ingredients in its edibles, concentrates, vaporizers, and topicals.

Significant Transactions in the Current Period

During the quarter ended June 30, 2019, the Company entered into several hemp seed sale transactions with GenCanna whereby the Company acquired large quantities of top-grade feminized hemp seeds with proven genetics at volume discounts that it sold to GenCanna at market rates. The seeds met the U.S. government’s definition of federally legal industrial hemp, which was descheduled as a controlled substance and classified as an agricultural commodity upon the signing of the 2018 Farm Bill.

The Company purchased approximately $3.3 million of hemp seed inventory in the quarter ended March 31, 2019, and an additional $16.7 million in the quarter ended June 30, 2019, which the Company sold and delivered to GenCanna for approximately $25.2 million. The seeds are to be harvested in the fall of 2019, and accordingly the Company provided GenCanna with extended payment terms, with full payments to be made by December 2019 after the crop is harvested.

As required by the relevant accounting guidance, the Company has classified the $25.2 million due from GenCanna as a receivable from a related party, with $22,0 million recognized as revenue from a related party for the six months ended June 30, 2019, and $3.2 million recorded under Unearned Revenue From Related Party on the balance sheet. When GenCanna makes its payments to the Company in December 2019, the amount in Unearned Revenue From Related Party will be recognized as revenue.

To fund the seed purchases, the Company borrowed $17.0M, which is included in Notes Payable on the balance sheet as of June 30, 2019 and further discussed in Note 11 – Debt.

Towards the end of the second quarter of 2019, and in early third quarter of 2019, the Company purchased approximately $5.0 million of additional hemp seed inventory which it sold and delivered to GenCanna for approximately $8 million in the third quarter of 2019. The Company continues to explore opportunities to continue such seed sale transactions in the future.

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

Product Sales – Our direct sales of cannabis, hemp, and products derived from these plants will be classified under this revenue category. During the quarter ended June 30, 2019, we commenced the direct sale of acquired hemp seed inventory. As the Company continues to explore opportunities to continue such sales, significant product sales are expected to be generated from (i) the distribution of the Company’s acquired and developing hemp-derived CBD product lines, and (ii) the dispensary and wholesale operations of ARL in Massachusetts and of the Company’s planned cannabis-licensee acquisitions in Illinois, Maryland, and Nevada.

Expenses

We classify our expenses into three broad categories:

●	cost of revenues, which includes the direct costs associated with the generation of our revenues;

●	operating expenses, which include the sub-categories of personnel, marketing and promotion, and general and administrative; and

●	non-operating income and expenses, which include the sub-categories of interest expense, interest income, non-cash losses on debt settlements and equity in earnings of our non-consolidated investments, and other one-one gains or losses.

Liquidity and Capital Resources

During the six months ended June 30, 2019, we raised $2.6 million from the issuance of common stock, $17.0 million from the issuance of promissory notes, and approximately $7.3 million from the issuance of convertible debentures. Please refer to the notes accompanying our condensed consolidated financial statements at June 30, 2019 for further discussion on these transactions.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Total revenues for the three months ended June 30, 2019 climbed to approximately $25.7 million from approximately $2.9 million for the same period in 2018, a year-over-year increase of approximately $22.8 million. This substantial increase was primarily due to the hemp seed sale transactions with GenCanna, a related party, whereby the Company acquired large quantities of top-grade feminized hemp seeds with proven genetics at volume discounts that it sold to GenCanna at market rates (the “Seed Transactions”). The Seed Transactions have been discussed in further detail in Note 1 – Organization of Description of Business of the Company’s financial statements included in Part I of this filing. Revenue generated from the Seed Transactions commenced in the second quarter of 2019 and approximated $22.0 million during this period. The increase in revenues was also, to a lesser degree, attributable to the growth of management fees and supplemental rents, both of which are earned by the Company based on a percentage of revenue generated by the Company’s cannabis-licensed clients, increased supply procurement services provided to the Company’s cannabis-licensee client in Maryland in 2019, and the expansion of licensing revenue associated with the Company’s branded products.

Cost of revenues rose in line with the aforementioned increase to revenues, from approximately $913,000 for the three months ended June 30, 2018 to approximately $16.7 million for the three months ended June 30, 2019. This increase was primarily due to the cost of hemp seeds incurred by the Company as part of the Seed Transactions which approximated $15.7 million. As a percentage of revenue, cost of revenues in the current quarter associated with the Seed Transactions was 71%, higher than the contracted cost of 60%, due to the deferral of profits required by the accounting guidance and effected via an approximate $3.2 million reduction of the recognized revenue, such reduction based on the Company’s ownership percentage of GenCanna. Apart from the Seed transactions, cost of revenues as a percentage of revenue decreased from 31% in 2018 to 28% in 2019, demonstrating the Company’s continued leveraging of its infrastructure to generate higher margins in its core business.

As a result of the foregoing, gross profit expanded from approximately $2.0 million in 2018 to approximately $8.9 million in 2019, a three-fold increase. Although gross profit as a percentage of revenue declined from 69% to 35%, this was expected based on the 30% contracted margin and the required accounting treatment of the Seed Transactions discussed above. Looking at the recurring business on its own, gross profit as a percentage of revenues increased from 69% to 72%.

Personnel expense increased to approximately $825,000 for the three months ended June 30, 2019 from approximately $285,000 for the same period a year ago. The increase was primarily the result of the hiring of additional staff to support (i) higher levels of revenue and (ii) our expansion into a direct owner of cannabis licenses and operator of seed-to-sale operations.

Marketing and promotion costs decreased slightly to approximately $76,000 for the three months ended June 30, 2019 from approximately $78,000 for the same period a year ago. The minimal change reflects the Company’s decision to curb public relations and related costs after a significant increase of such costs in the first quarter of 2019.

General and administrative costs increased to approximately to $2.7 million for the three months ended June 30, 2019 from approximately $1.2 million for the same period a year ago. The year over year increase is primarily due to a higher level of legal costs and travel expenses in the current quarter associated with the consolidation of our cannabis-licensee clients, settlement of the AgriMed matter, Terrace investment, acquisition of MediTaurus, and other merger activity which has yet to close. The increase is also the result of (i) higher utilities, real estate taxes, security, and other costs from operating an increased number of active facilities, and (ii) non-cash increases in a receivable allowance and in depreciation and amortization.

As a result of the above, the Company generated operating income of approximately $5.3 million for the three months ended June 30, 2019, compared with an operating loss of approximately $441,000 for the same period in 2018.

Non-operating income and expenses improved from a net negative balance of approximately $834,000 for the three months ended June 30, 2018 to a net positive balance of approximately $348,000 for the three months ended June 30, 2019. This favorable swing was primarily due to the net settlement proceeds from the AgriMed matter as disclosed in Note 3 – Acquisitions, offset by (i) increases to interest expense from the additional promissory notes issued during the quarter, such notes being issued to finance the seed transactions with GenCanna as disclosed in Note 1 – Organization and Description of Business, (ii) non-cash amortization of warrant issuances, and (iii) non-cash amortization of the beneficial conversion feature on the $7.5M Debentures as disclosed in Note 12 – Debentures Payable.

As a result of the foregoing, the Company generated net income of approximately $4.7 million for the three months ended June 30, 2019, compared with a net loss of approximately $393,000 for the same period in 2018.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Total revenues for the six months ended June 30, 2019 expanded to approximately $29.2 million compared with $5.0 million from the same period a year ago, a year-over-year increase of approximately $24.2 million. This considerable increase was principally due to the hemp seed sale transactions with GenCanna, a related party, whereby the Company acquired large quantities of top-grade feminized hemp seeds with proven genetics at volume discounts that it sold to GenCanna at market rates (the “Seed Transactions”). The Seed Transactions have been discussed in further detail in Note 1 – Organization of Description of Business of the Company’s financial statements included in Part I of this filing. Revenue generated from the Seed Transactions commenced in the second quarter of 2019 and approximated $22.0 million through June 30, 2019. The increase in revenues was also, to a lesser degree, attributable to (i) higher rental income from our Maryland facility, (ii) increased supply procurement services provided to cannabis licensees and third parties, (iii) expanded supplemental rents from our Delaware facility, and (iv) additional management fees from Kind in Maryland.

Cost of revenues increased in line with the aforementioned growth in revenues, from approximately $1.8 million for the six months ended June 30, 2018 to approximately $18.0 million for the six months ended June 30, 2019. This increase was primarily due to the cost of hemp seeds incurred by the Company as part of the Seed Transactions which approximated $15.7 million. As a percentage of revenue, cost of revenues associated with the Seed Transactions was 71%, higher than the contracted cost of 60%, due to the deferral of profits required by the accounting guidance and effected via an approximate $3.2 million reduction of the recognized revenue, such reduction based on the Company’s ownership percentage of GenCanna. Apart from the Seed transactions, cost of revenues as a percentage of revenue decreased from 36% in 2018 to 32% in 2019, as the Company continued to leverage its infrastructure to generate higher margins in its recurring business.

Accordingly, gross profit increased from approximately $3.2 million in 2018 to approximately $11.2 million in 2019. Although gross profit as a percentage of revenue declined from 64% to 38.3%, this was expected based on the 30% contracted margin and the required accounting treatment of the Seed Transactions discussed above. Looking at the core business on its own, gross profit as a percentage of revenues 64% to 68%.

Personnel expense increased to approximately $1.5 million for the six months ended June 30, 2019 from $470,000 for the same period a year ago. The increase was primarily the result of the hiring of additional staff to support (i) higher levels of revenue and (ii) our expansion into direct cannabis and hemp operations.

Marketing and promotion costs increased from approximately $130,000 for the six months ended June 30, 2018 to approximately $195,000 for the six months ended June 30, 2019. Despite the increase, these costs were maintained by the Company at a consistent 3% of revenues in both periods.

General and administrative costs increased to approximately $4.4 million for the six months ended June 30, 2019 from approximately $2.5 million for the same period a year ago. The year over year increase is primarily due to a higher level of legal costs and travel expenses in the current period associated with the consolidation of our cannabis-licensee clients, settlement of the AgriMed matter, Terrace investment, acquisition of MediTaurus, and other merger activity which has yet to close. The increase is also the result of (i) higher utilities, real estate taxes, security, and other costs from operating an increased number of active facilities, and (ii) non-cash increases in depreciation and amortization.

Non-operating income and expenses improved from a net negative balance of approximately $2.3 million for the six months ended June 30, 2018 to a net positive balance of approximately $649,000 for the six months ended June 30, 2019. This favorable swing was primarily due to (i) the net settlement proceeds from the AgriMed matter as disclosed in Note 3 – Acquisitions and (ii) the Company’s equity in earnings of GenCanna as disclosed in Note 4 – Investments, offset by (x) increases to interest expense from additional promissory notes issued during the period, primarily to fund the seed transactions with GenCanna as disclosed in Note 1 – Organization and Description of Business, (y) non-cash amortization of warrant issuances, and (z) non-cash amortization of the beneficial conversion feature on the $7.5M Debentures as disclosed in Note 12 – Debentures Payable.

As a result of the foregoing, the Company generated net income of approximately $4.8 million incurred during the six months ended June 30, 2019 compared with a net loss of approximately $2.2 million incurred during the six months ended June 30, 2018.

Subsequent Events

Seed Transactions

In July 2019, the Company delivered and billed GenCanna an additional $8.0 million for hemp seeds that were purchased by the Company for approximately $5.0 million. The seeds are to be harvested in the fall of 2019, and accordingly, the Company provided GenCanna with extended payment terms, with the full payment to be made in December 2019 after the crop is harvested. The accounting treatment of these sales were consistent with that of the original seed sale transactions as previously disclosed in Note – 1 Organization and Description of Business.

Licensing Agreement

In July 2019, as previously disclosed in Note 4 – Investments, the Company entered into a licensing agreement for the exclusive manufacturing and distribution in seven eastern states of the Binske® portfolio of products, a brand known for utilizing best-in-class proprietary strains and craft ingredients in its edibles, concentrates, vaporizers, and topicals.

Debentures Payable

In July 2019, the Holder of the $17.5M Debentures converted, in two separate transactions, an aggregate of $2,750,000 of principal and approximately $17,000 of accrued interest into 2,435,144 shares of common stock at conversion prices of $1.08 and $1.70 per share.

Note Receivable

In July 2019, the Company loaned an additional $230,000 to Atalo, pursuant a promissory note to the Company that bears interest at 6% per annum, with principal and interest payable on the earlier of April 3, 2020 or the date on which the Company acquires at least 25% of Atalo’s outstanding capital stock, in which case the principal and interest due shall be credited toward Company’s purchase price for such capital stock.

Equity

In July 2019, the Company issued three-year warrants to purchase 125,000 shares of common stock at an exercise price of $1.71 per share. Also during this month, the Company issued options to purchase 100,000 shares of common stock to an employee at an exercise price of $1.34 per share, expiring five years from issuance date.

In July and August, the Company issued an aggregate of 18,820 shares of common stock to two employees.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Evaluation of Our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, and in light of the weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In July 2019, Thomas Kidrin, the former chief executive officer and a former director of the Company, filed a complaint in the Massachusetts Superior Court, Suffolk County, captioned Thomas Kidrin v. MariMed Inc., et. al., Civil Action No. 19-2173D. In the complaint, Mr. Kidrin alleges that the Company failed to pay all wages owed to him and breached his employment agreement, dated August 30, 2012, and requests compensatory damages, attorney fees, costs, and interest. To date, Mr. Kidrin has not served the complaint upon the Company. The Company believes that the allegations are without merit and will vigorously defend this matter when Mr. Kidrin makes service upon it.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item. However, limited information regarding our risk factors appears in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Forward-Looking Statements contained in this Quarterly Report on Form 10-Q and in Item 1A. RISK FACTORS of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from the risk factors previously disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2019, the Company sold 799,995 shares of common stock at a price of $3.25 per share, resulting in total proceeds of $2.6 million. These funds will be used to fund the Company’s operations, continue the development of its facilities, and expand its hemp seed wholesale operations and branded licensing business.

In June 2019, the Company issued an aggregate of 1,000,000 shares of common stock to two owners of Harvest.

In July 2019, the Company issued three-year warrants to purchase 125,000 shares of common stock at an exercise price of $1.71 per share. Also during this month, the Company issued options to purchase 100,000 shares of common stock to an employee at an exercise price of $1.34 per share, expiring five years from issuance date.

In July and August, the Company issued an aggregate of18,820 shares of common stock to two employees.

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

Date: August 9, 2019

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

