Form 10-Q
period 2019-09-30
MARIMED INC.
filed 2019-11-29
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2019

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

As of November 27, 2019, 219,238,047 shares of the Issuer’s Common Stock were outstanding.

MariMed Inc.

MariMed Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$136,682	$4,104,315
Accounts receivable, net	10,170,631	5,376,966
Accounts receivable from related party, net	33,200,000	-
Deferred rents receivable	2,042,923	2,096,384
Due from third parties	3,178,980	3,860,377
Notes receivable, current portion	1,321,284	51,462
Inventory	1,462,149	-
Other current assets	211,858	219,012
Total current assets	51,724,507	15,708,516

Property and equipment, net	40,158,470	34,099,864
Intangibles, net	3,592,302	185,000
Investments	32,728,854	1,672,163
Notes receivable, less current portion	2,471,595	1,092,376
Debentures receivable	-	30,000,000
Right-of-use assets under operating leases	5,915,004	-
Right-of-use assets under finance leases	119,274	-
Due from related parties	-	119,781
Other assets	345,905	82,924
Total assets	$137,055,911	$82,960,624

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,387,205	$3,915,430
Accrued expenses	5,185,029	1,588,368
Deferred rents payable	-	105,901
Notes payable	21,073,459	3,877,701
Mortgages payable, current portion	220,256	188,231
Operating lease liabilities, current portion	807,757	-
Finance lease liabilities, current portion	38,411	-
Due to related parties	415,713	276,311
Unearned revenue from related party	4,170,750	-
Other current liabilities	197,943	-
Total current liabilities	35,496,523	9,951,942

Mortgages payable, less current portion	7,174,385	7,348,581
Debentures payable	5,877,556	3,557,440
Operating lease liabilities, less current portion	5,531,376	-
Finance lease liabilities, less current portion	82,790	-
Other liabilities	100,200	338,200
Total liabilities	54,262,830	21,196,163

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 50,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued or outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized at September 30, 2019 and December 31, 2018; 218,213,973 and 211,013,043 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	218,214	211,013
Common stock subscribed but not issued; 6,603,532 and 97,136 shares at September 30, 2019 and December 31, 2018, respectively	4,958,332	169,123
Additional paid-in capital	105,087,809	87,180,165
Accumulated deficit	(28,320,616)	(25,575,808)
Noncontrolling interests	849,342	(220,032)
Total stockholders’ equity	82,793,081	61,764,461
Total liabilities and stockholders’ equity	$137,055,911	$82,960,624

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$4,209,328	$3,391,582	$11,382,942	$8,411,858
Revenues from related party	7,014,371	-	29,029,249	-
Total revenues	11,223,699	3,391,582	40,412,191	8,411,858

Cost of revenues	6,523,283	1,521,783	24,523,626	3,324,009

Gross profit	4,700,416	1,869,799	15,888,565	5,087,849

Operating expenses:
Personnel	1,241,535	352,257	2,740,039	821,815
Marketing and promotion	91,562	37,202	286,521	166,906
General and administrative	2,394,692	2,029,333	6,752,168	4,516,132
Total operating expenses	3,727,789	2,418,792	9,778,728	5,504,853

Operating income (loss)	972,627	(548,993)	6,109,837	(417,004)

Non-operating income (expenses):
Interest expense	(4,516,576)	(478,118)	(9,076,583)	(1,080,637)
Interest income	79,016	23,270	425,770	62,176
Loss on debt settlements	-	(2,407,671)	-	(4,184,631)
Equity in losses of investments	(2,933,252)	-	(1,020,310)	-
Other	-	-	2,948,917	(3,600)
Total non-operating expenses	(7,370,812)	(2,862,519)	(6,722,206)	(5,206,692)

Loss before income taxes	(6,398,185)	(3,411,512)	(612,369)	(5,623,696)
Provision for income taxes	901,477	-	1,886,072	12,407
Net loss	$(7,299,662)	$(3,411,512)	$(2,498,441)	$(5,636,103)

Net income (loss) attributable to noncontrolling interests	$99,021	$91,362	$246,367	$223,882
Net income (loss) attributable to MariMed Inc.	$(7,398,683)	$(3,502,874)	$(2,744,808)	$(5,859,985)

Net loss per share	$(0.034)	$(0.018)	$(0.013)	$(0.031)
Weighted average common shares outstanding	217,417,326	196,415,503	214,274,342	186,952,362

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A Convertible Preferred Stock		Series A Convertible Preferred Stock Subscribed But Not Issued		Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Par Value	Shares	Amount	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2017	-	$-	500,000	$500	176,850,331	$176,850	1,000,000	$370,000	$22,256,060	$(11,971,740)	$175,490	$11,007,160
Sales of common stock					14,189,738	14,190			16,881,810			16,896,000
Conversion of Series A preferred stock			(500,000)	(500)	970,988	971			33,573			34,044
Issuance of subscribed shares					1,000,000	1,000	(1,000,000)	(370,000)	369,000			-
iRollie acquisition							264,317	600,000				600,000
Settlement of obligations					3,367,632	3,368	2,894	10,000	3,627,253			3,640,621
Conversion of membership interest					222,222	222			(222)			-
Exercise of options					602,000	602			38,398			39,000
Exercise of warrants					1,899,934	1,900			210,384			212,284
Amortization of option grants									1,023,300			4,084,658
Amortization of stand-alone warrant issuances									1,351,762
Warrant discount on promissory notes									1,709,596
Retirement of promissory notes					4,018,534	4,019	1,231,060	3,250,000	8,474,786			11,728,805
Distributions											(507,453)	(507,453)
Net income (loss)										(5,859,985)	223,882	(5,636,103)
Balances at September 30, 2018	-	$-	-	$-	203,121,379	$203,122	1,498,271	$3,860,000	$55,975,700	$(17,831,725)	$(108,081)	$42,099,016

	Series A Convertible Preferred Stock		Series A Convertible Preferred Stock Subscribed But Not Issued		Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Par Value	Shares	Amount	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2018	-	$-	-	$-	211,013,043	$211,013	97,136	$169,123	$87,180,165	$(25,575,808)	$(220,032)	$61,764,461
Sales of common stock					799,995	800			2,599,200			2,600,000
Issuance of subscribed shares					97,136	97	(97,136)	(169,123)	169,026			-
MediTaurus acquisition							752,260	2,080,000			1,200,000	3,280,000
Terrace investment					500,000	500			1,589,500			1,590,000
Harvest payments					1,000,000	1,000			(1,000)			-
Exercise of options					417,352	417	2,644,456	413,894	11,189			425,500
Exercise of warrants					686,104	686			611,756			612,442
Amortization of stock grants					108,820	109			193,601			193,710
Amortization of option grants									1,219,958			1,219,958
Amortization of stand-alone warrant issuances									139,015			139,015
Warrant discount on promissory notes									600,621			600,621
Warrant discount on debentures payable									1,148,056			1,148,056
Beneficial conversion feature on debentures payable									4,235,469			4,235,469
Conversion of debentures payable					3,591,523	3,592	3,206,816	2,464,438	5,391,253			7,859,283
Distributions											(376,993)	(376,993)
Net income (loss)										(2,744,808)	246,367	(2,498,441
Balances at September 30, 2019	-	$-	-	$-	218,213,973	$218,214	6,603,532	$4,958,332	$105,087,809	$(28,320,616)	$849,342	$82,793,081

The above statements do not show a column for Series A convertible preferred stock as the balances were zero and there was no activity in the periods presented.

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net income (loss) attributable to MariMed Inc.	$(2,744,808)		$(5,859,985)
Net income (loss) attributable to noncontrolling interests	246,367		223,882
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	697,946		253,713
Amortization of intangibles	154,167		-
Amortization of stock grants	193,710		-
Amortization of option grants	1,219,958		1,023,300
Amortization of warrant issuances	1,975,908		1,609,095
Amortization of beneficial conversion feature on debentures payable	4,646,070		-
Amortization of original issue discount	107,256		-
Equity issued to settle obligations	-		3,640,621
Loss on preferred stock conversions	-		34,044
Loss on debt settlements	-		3,210,472
Equity in losses of investments	1,020,310		-
Changes in operating assets and liabilities:	-		-
Accounts receivable, net	(4,788,303)		(2,566,254)
Accounts receivable from related party, net	(33,200,000)		-
Deferred rents receivable	53,461		(1,096,908)
Due from third parties	(174,516)		(1,925,735)
Inventory	(942,399)		-
Other current assets	7,154		(100,684)
Other assets	(262,981)		29,731
Accounts payable	(178,223)		(198,836)
Accrued expenses	3,339,325		129,689
Deferred rents payable	(105,901)		-
Operating lease payments	424,129		-
Finance lease interest payments	(1,824)		-
Unearned revenue	4,170,750		-
Other current liabilities	197,943		-
Other liabilities	(238,000)		53,755
Net cash used in operating activities	(24,182,501)		(1,540,100)

Cash flows from investing activities:
Purchase of property and equipment	(6,741,632)		(7,259,413)
Purchase of cannabis licenses	(150,000)		-
MediTaurus acquisition	(655,804)		-
Investment in Sprout	-		(100,000)
Investment in convertible debentures	-		(6,750,000)
Investment in notes receivable	(2,030,000)		(300,000)
Interest on notes receivable	175,509		-
Due from related parties	119,781		29,087
Net cash used in investing activities	(9,282,146)		(14,380,326)

Cash flows from financing activities:
Proceeds from subscribed common stock
Issuance of common stock	2,600,000		16,896,000
Issuance of promissory notes	17,000,000		3,000,000
Payments on promissory notes	-		(700,000)
Proceeds from issuance of debentures	9,600,000		-
Proceeds from mortgages	-		1,998,360
Payments on mortgages	(142,170)		(84,952)
Exercise of stock options	75,500		39,000
Exercise of warrants	612,442		212,284
Due to related parties	139,402		(196,000)
Finance lease principal payments	(11,167)		-
Distributions	(376,993)		(507,453)
Net cash provided by financing activities	29,497,014		20,657,239

Net change to cash and cash equivalents	(3,967,633)		4,736,813
Cash and cash equivalents at beginning of period	4,104,315		1,290,231
Cash and cash equivalents at end of period	$136,682		$6,027,044

Supplemental disclosure of cash flow information:
Cash paid for interest	$699,582		$931,195
Cash paid for taxes	$88,150		$12,021

Non-cash activities:
Conversion of debentures receivable	$30,000,000		$-
Operating lease right-of-use assets and liabilities	$7,142,150		$-
Finance lease right-of-use assets and liabilities	$134,193		$-
Conversions of debentures payable	$7,859,283		$-
Beneficial conversion feature on debentures payable	$4,235,469		$-
Discount on debentures payable	$1,148,056		$-
Discount on promissory notes	$600,621		$-
MediTaurus acquisition	$2,500,000		$-
Terrace investment	$1,590,000		$-
Harvest payment	$1,000		$-
Conversion of notes receivable to investment	$257,687		$-
Issuance of common stock associated with subscriptions	$169,123		$-
Conversion of advances to notes receivable	$855,913		$-
Exercise of options via the reduction of an obligation	$350,000	$
Cashless exercise of stock options	$1,762		$-
Reclass of accrued interest from notes payable	$127,450		$-
Reclass of accrued interest from debentures payable	$62,748		$-
Equity issued to settle debt	$-		$8,425,000
iRollie acquisition	$-		$600,000

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MariMed Inc. (the “Company”), a Delaware corporation, is a multi-state organization in the emerging legal cannabis and hemp industries. During 2018, the Company made a strategic decision to transition from a management and advisory firm that provides cannabis licensing, operational consulting and real estate services, to a direct owner of cannabis licenses and seed-to-sale operations, dedicated to improving health and wellness through the use of cannabinoids and cannabis products.

Further, with the enactment of the 2018 U.S. Farm Bill and in recognition of the growing demand for hemp-derived cannabidiol (“CBD”), the Company made a strategic investment during 2018 in Kentucky-based GenCanna Global Inc., an international cultivator, producer, and distributor of hemp and GMP-quality CBD oils and isolates (“GenCanna”).

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

The Company’s strategic plan is primarily comprised of acquiring its cannabis-licensed clients who currently lease the Company’s facilities, and ultimately consolidating these entities under the MariMed banner. To date, the Company has completed the acquisition of its clients in Massachusetts and Illinois, with the remaining clients under contract or in various stages of negotiation, as discussed below. Each acquisition is subject to the respective state’s approval under its laws governing the ownership and transfer of cannabis licenses. Accordingly, there is no assurance that the Company will be successful in fully implementing its plan.

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

Leveraging its cannabis platform and product experience, as well as its strategic relationship with GenCanna, the Company has recently developed and is marketing a portfolio of hemp-based CBD brands to multiple retailers and direct to consumers both domestically and internationally.

The Company’s stock is quoted on the OTCQX market under the ticker symbol MRMD.

The Company was incorporated in January 2011 under the name Worlds Online Inc. Initially, the Company developed and managed online virtual worlds. By early 2014, this line of business effectively ceased operating and the Company pivoted into the legal cannabis industry.

Recent Transaction Summary

The following is a chronological summary of the major transactions undertaken by the Company over the past two years to achieve its strategic plan to transition into a multistate cannabis licensee and seed-to-sale cannabis operator. These transactions are disclosed in further detail in Note 3 – Acquisitions, Note 4 – Investments, Note 8 – Notes Receivable, and Note 11 – Debt.

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

October 2018 – The Company entered into a purchase agreement to acquire its two cannabis-licensed clients, KPG of Anna LLC and KPG of Harrisburg LLC, currently operating medical marijuana dispensaries in the state of Illinois. In October 2019, the Company received legislative approval for the transaction. Accordingly, the transaction was consummated and these entities became wholly-owned subsidiaries which will be consolidated into the Company’s financial statements starting in the fourth quarter of 2019.

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

November 2018 – The Company issued a letter of intent to acquire The Harvest Foundation LLC, its cannabis-licensed client with cultivation operations in the state of Nevada. The parties entered into a purchase agreement governing the transaction in August 2019. The Company has not yet received state approval for the acquisition and therefore this acquisition is still pending. The Company anticipates approval will be obtained, and the transaction completed, by the end of this year.

December 2018 – The Company entered into a memorandum of understanding (“MOU”) to acquire Kind Therapeutics USA Inc. (“Kind”), its client in the state of Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis. The MOU provides for a total purchase price of $6.3 million in cash, 2,500,000 shares of the Company’s common stock, and other consideration. The acquisition is subject to the approval by the Maryland Medical Cannabis Commission, which approval was not expected prior to October 2020. Recently, the sellers of Kind have attempted to renegotiate the terms of the MOU. Even though the MOU contains all the definitive material terms with respect to the acquisition transaction and confirms certain management and lease agreements, the selling parties now allege that the MOU is not an enforceable agreement. The Company engaged with the sellers in good faith in an attempt to reach updated terms acceptable to both parties, however the sellers failed to reciprocate in good faith, resulting in an impasse. Incrementally, both parties through counsel further sought to resolve the impasse, however such initiative resulted in both parties commencing legal proceedings. For further information, see Part II, Item 1. Legal Proceedings in this report.

January 2019 – The Company entered into an agreement with Maryland Health & Wellness Center Inc. (“MHWC”), an entity that has been pre-approved for a cannabis dispensing license, to provide MHWC with a $300,000 construction loan in connection with the buildout of MHWC’s proposed dispensary. Upon the two-year anniversary of final state approval of MHWC’s dispensing license, the Company shall have the right, subject to state approval, to convert the promissory note underlying the construction loan into a 20% ownership interest of MHWC.

January 2019 – The Company converted a $250,000 note receivable from Chooze Corp., an entity that develops environmentally conscious CBD- and THC-infused products, into a 2.7% ownership interest in the entity.

January 2019 – The Company established MariMed Hemp Inc., a wholly-owned subsidiary, to develop, market, and distribute hemp-based CBD brands and products, and to provide hemp producers with bulk quantities of hemp genetics and biomass (“MariMed Hemp”). During the quarter ended September 30, 2019, MariMed Hemp launched Hemp Engine™, a store-within-a-store turnkey distribution platform of CBD-based products for retailers.

February 2019 – The Company converted its $30 million investment in subordinated secured convertible debentures of GenCanna into a 33.5% ownership interest in GenCanna.

May 2019 – The Company loaned an aggregate of $750,000 to Atalo Holdings Inc. (“Atalo”), an agriculture and biotechnology firm specializing in research, development, and production of industrial hemp and hemp-based CBD products. In July 2019, the Company extended an additional loan of $230,000 to Atalo.

May 2019 – The Company issued 500,000 shares of its common stock in exchange for an 8.95% interest in Terrace Inc., a Canadian entity that develops and acquires international cannabis assets.

June 2019 – the Company entered into a purchase agreement to acquire MediTaurus LLC, a company established by Jokubas Ziburkas PhD, a neuroscientist and leading authority on hemp-based CBD and the endocannabinoid system. MediTaurus operates in the United States and Europe and has developed proprietary CBD formulations sold under its Florance™ brand.

July 2019 – The Company entered into a licensing agreement for the exclusive manufacturing and distribution in seven eastern states of the Binske® portfolio of products, a brand known for utilizing best-in-class proprietary strains and craft ingredients in its edibles, concentrates, vaporizers, and topicals.

August 2019 – The Company loaned $250,000 to High Fidelity Inc., a company that owns and operates two seed-to sale medical marijuana facilities in the state of Vermont, and produces its own line of CBD products.

October 2019 – The Company closed on the purchase of a 9,000 square foot building in Annapolis, MD which it intends to develop into a medical marijuana dispensary to be leased to Kind.

Significant Transactions in the Current Period

During the nine months ended September 30, 2019, the Company entered into several hemp seed sale transactions with GenCanna whereby the Company acquired large quantities of top-grade feminized hemp seeds with proven genetics at volume discounts that it sold to GenCanna at market rates. The seeds met the U.S. government’s definition of federally legal industrial hemp, which was descheduled as a controlled substance and classified as an agricultural commodity upon the signing of the 2018 U.S. Farm Bill.

The Company purchased $20.75 million of hemp seed inventory during the nine months ended September 30, 2019, which the Company sold and delivered to GenCanna for $33.2 million. The Company provided GenCanna with extended payment terms through December 2019, to coincide with the completion of the seeds’ harvest, although the payment by GenCanna is not contingent upon the success of such harvest or its yield.

As required by the relevant accounting guidance, the Company has classified the $33.2 million due from GenCanna as a receivable from a related party, with approximately $29.0 million recognized as revenue from a related party for the nine months ended September 30, 2019, and approximately $4.2 million recorded under Unearned Revenue From Related Party on the balance sheet. Upon payment of the receivable balance by GenCanna, the amount in Unearned Revenue From Related Party will be recognized as revenue. This deferral of revenue represents the Company’s 33.5% ownership portion of the profit on these transactions.

To partially fund the seed purchases, the Company borrowed $17.0 million, which is reflected in Notes Payable on the balance sheet as of September 30, 2019 and further discussed in Note 11 – Debt.

The Company continues to explore opportunities to continue such seed sale transactions in the future, however there is no assurance that such transactions will materialize.

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company recorded a reserve of $250,000 and $150,000 at September 30, 2019 and December 31, 2018, respectively.

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

The Company’s main sources of revenue are comprised of the following:

●	Real Estate – rental income and additional rental fees from leasing of the Company’s regulatory-compliant legal cannabis facilities to its clients, which are cannabis-licensed operating companies. Rental income is generally a fixed amount per month that escalates over the respective lease terms, while additional rental fees are based on a percentage of tenant revenues that exceed a specified amount.

●	Management – fees for providing the Company’s cannabis clients with corporate services and operational oversight of their cannabis cultivation, production, and dispensary operations. These fees are based on a percentage of such clients’ revenue, and are recognized after services have been performed.

●	Supply Procurement – the Company maintains volume discounts with top national vendors of cultivation and production resources, supplies, and equipment, which the Company acquires and resells to its clients or third parties within the cannabis industry. The Company recognizes this revenue after the delivery and acceptance of goods by the purchaser.

●	Licensing – revenue from the sale of precision-dosed, cannabis-infused products, such as Kalm Fusion™ and Betty’s Eddies™, to legal dispensaries throughout the United States. The recognition of this revenue occurs when the products are delivered.

●	Consulting – fees from third-parties parties where the Company provides assistance in securing cannabis licenses, and advisory services in the areas of facility design and development, and cultivation and dispensing best practices. These fees are recognized as the services are performed.

●	Product Sales – direct sales of cannabis, hemp, and products derived from these plants. This year, the Company commenced the direct sale of acquired hemp seed inventory. As the Company continues to explore opportunities to continue such sales, significant product sales are expected to be generated from (i) the distribution of the Company’s acquired and developing hemp-derived CBD product lines, (ii) the dispensary and wholesale operations of ARL in Massachusetts and the KPGs in Illinois, and (iii) the Company’s planned cannabis-licensee acquisitions in Maryland and Nevada. This revenue will be recognized when products are delivered or at retail points-of-sale.

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

The Company’s property and equipment are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the undiscounted future cash flows of such asset over the anticipated holding period. An impairment loss is measured by the excess of the asset’s carrying amount over its estimated fair value.

Impairment analyses are based on management’s current plans, asset holding periods, and currently available market information. If these criteria change, the Company’s evaluation of impairment losses may be different and could have a material impact to the consolidated financial statements.

For the nine months ended September 30, 2019 and 2018, based on the results of management’s impairment analyses, there were no impairment losses.

Leases

The consolidated financial statements reflect the Company’s adoption of ASC 842, Leases, as amended by subsequent accounting standards updates, utilizing the modified retrospective transition approach which calls for applying the new standard to all of the Company’s leases effective January 1, 2019, which is the effective date of adoption.

ASC 842 is intended to improve financial reporting of leasing transactions. The most prominent change from previous accounting guidance is the requirement to recognize right-of-use assets and lease liabilities on the consolidated balance sheet representing the rights and obligations created by operating leases that extend more than twelve months in which the Company is the lessee. The Company elected the package of practical expedients permitted under ASC 842. Accordingly, the Company accounted for its existing operating leases that commenced before the effective date as operating leases under the new guidance without reassessing (i) whether the contracts contain a lease, (ii) the classification of the leases (iii) the accounting for indirect costs as defined in ASC 842.

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

The fair value of option and warrant issuances are determined using the Black-Scholes pricing model and employing several inputs such as the expected life of instrument, the exercise price, the expected risk-free interest rate, the expected dividend yield, the value of the Company’s common stock on issuance date, and the expected volatility of such common stock. The following table summarizes the range of inputs used by the Company during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Life of instrument	2.3 to 3.0 years	0.5 to 5.0 years
Volatility factors	1.059 to 1.106	1.020 to 2.086
Risk-free interest rates	1.42% to 2.28%	1.92% to 2.99%
Dividend yield	0%	0%

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019 and 2018, there were 16,815,107 and 15,497,823, respectively, of potentially dilutive securities in the form of outstanding options and warrants. As of September 30, 2019, there were $350,000 of convertible promissory notes and $11.1 million of convertible debentures payable outstanding, that were potentially dilutive, whose conversion into common stock is based on a discount to the market value of common stock on or about the future conversion date. No such debt instruments existed as of September 30, 2018.

For the nine months ended September 30, 2019 and 2018, all potentially dilutive securities had an anti-dilutive effect on earnings per share, and in accordance with ASC 260, were excluded from the diluted net income per share calculations, resulting in identical basic and fully diluted net income per share for these periods. The potentially dilutive securities may dilute earnings per share in the future.

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

The total consideration paid by the Company was equal to the forgiveness of amounts owed to the Company by ARL. Accordingly, the transaction gave rise to goodwill of approximately $732,000, which the Company wrote off. The cannabis licenses acquired was included in the balance of Intangibles within the asset section of the Company’s balance sheet at December 31, 2018. This intangible asset is being amortized over its estimated useful life, and at September 30, 2019, the carrying value less amortization was approximately $31,000.

KPG of Anna LLC and KPG of Harrisburg LLC

In October 2018, the Company entered into a purchase agreement to acquire 100% of the ownership interests of KPG of Anna LLC and KPG of Harrisburg LLC, the Company’s two cannabis-licensed clients that operate medical marijuana dispensaries in the state of Illinois (both entities collectively, the “KPGs”), from the current ownership group of the KPGs (the “Sellers”). As part of this transaction, the Company also acquired the Sellers’ ownership interests of Mari Holdings IL LLC, the Company’s subsidiary which owns the real estate in which the KPGs’ dispensaries are located (“Mari-IL”).

In October 2019, the transaction was approved by the Illinois Department of Financial & Professional Regulation, and 1,000,000 shares of the Company’s common stock, representing the entire purchase price, were issued to the Sellers. Effective October 1, 2019, the KPGs and Mari-IL are wholly-owned subsidiaries of the Company with 100% of the operations of these entities to be consolidated into the Company’s financial statements as of that date.

The Harvest Foundation LLC

In November 2018, the Company issued a letter of intent to acquire 100% of the ownership interests of The Harvest Foundation LLC, the Company’s cannabis-licensed client in the state of Nevada (“Harvest”). In August 2019, the parties entered into a purchase agreement governing the transaction. The acquisition is conditioned upon the appropriate legislative approval of the transaction, which is expected to occur by the end of 2019. Upon consummation, the operations of Harvest will be consolidated into the Company’s financial statements.

The purchase price is comprised of the issuance of (i) 1,000,000 shares of the Company’s common stock, in the aggregate, to two owners of Harvest, as a good faith deposit upon execution of the purchase agreement, (ii) $1.2 million of the Company’s common stock at closing, based on the closing price of the common stock on the day prior to legislative approval of the transaction, and (iii) warrants to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the day prior to legislative approval of the transaction. The Company issued 1,000,000 shares of common stock to the two owners of Harvest as a good faith deposit. These shares are restricted and will be returned to the Company in the event the transaction does not close by a certain date. As the transaction has not been consummated, the issued shares were recorded at par value within the Stockholders’ Equity section of the balance sheet at September 30, 2019.

Kind Therapeutics USA Inc.

In December 2018, the Company entered into a memorandum of understanding (“MOU”) to acquire Kind Therapeutics USA Inc. (“Kind”), its client in Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis. The MOU provides for a total purchase price of $6.3 million in cash, 2,500,000 shares of the Company’s common stock, and other consideration. The acquisition is subject to the approval by the Maryland Medical Cannabis Commission, which approval was not expected prior to October 2020.

Also in December 2018, MariMed Advisors Inc, the Company’s wholly owned subsidiary, and Kind entered into a management agreement pursuant to which the Company provides comprehensive management services in connection with the business and operations of Kind, and Mari Holdings MD LLC, the Company’s majority-owned subsidiary, entered into a 20-year lease with Kind for its utilization of the Company’s 180,000 square foot cultivation and production facility in Hagerstown, MD. Additionally, in October 2019, Mari Holdings MD LLC purchased a 9,000 square foot building in Anne Arundel County, MD for the development of a dispensary which would be leased to Kind, as further disclosed in Note 19 – Subsequent Events.

Recently, the sellers of Kind have attempted to renegotiate the terms of the MOU. Even though the MOU contains all the definitive material terms with respect to the acquisition transaction and confirms the management and lease agreements, the selling parties now allege that the MOU is not an enforceable agreement. The Company engaged with the sellers in good faith in an attempt to reach updated terms acceptable to both parties, however the sellers failed to reciprocate in good faith, resulting in an impasse. Incrementally, both parties through counsel further sought to resolve the impasse, however such initiative resulted in both parties commencing legal proceedings. For further information, see Part II, Item 1. Legal Proceedings in this report.

MediTaurus LLC

In May 2019, the Company entered into a purchase agreement to acquire MediTaurus LLC (“MediTaurus”), a company established by Jokubas Ziburkas PhD, a neuroscientist and leading authority on CBD and its interactions with the brain and endocannabinoid system. MediTaurus currently operates in the United States and Europe and has developed proprietary CBD formulations sold under its Florance™ brand.

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

The acquisition was accounted for in accordance with ASC 10. The following table summarizes the allocation, adjusted in September 2019, of the purchase price to the fair value of the assets acquired and liabilities assumed on the acquisition date:

Cash and cash equivalents	$64,196
Accounts receivable	5,362
Inventory	519,750
Tradename and customer lists	3,411,469
Accounts payable	(777)
Total value of MediTaurus	4,000,000
Noncontrolling interests in MediTaurus	(1,200,000)
Total fair value of consideration	$2,800,000

The tradename and customer lists acquired were included the balance of Intangibles within the asset section of the Company’s balance sheet at September 30, 2019. A valuation of MediTaurus is currently pending; the useful lives of the intangible assets will be disclosed in future reports after the valuation is completed

As part of the transaction, the Company hired Dr. Ziburkas as the Company’s Chief Innovation Officer, as well as other members of the MediTaurus executive team.

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

In May 2019, the dispute between the parties was resolved through the cash payment to the Company of $3.1 million and other good and valuable consideration, in exchange for the Company relinquishing its rights under the purchase agreement and releasing its claims against AgriMed. The net amount of approximately $2,949,000, representing the cash payment less legal fees and writeoffs of assets and supplies, was recorded in Other Non-Operating Income in the Company’s consolidated statement of operations for the nine months ended September 30, 2019.

NOTE 4 – INVESTMENTS

At September 30, 2019 and December 31, 2018, the Company’s investments were comprised of the following:

	September 30, 2019	December 31, 2018
GenCanna Global Inc.	$29,301,151	$-
Terrace Inc.	1,590,000	-
CVP Worldwide LLC	1,080,016	1,172,163
Iconic Ventures Inc.	500,000	500,000
Chooze Corp.	257,687	-
Total investments	$32,728,854	$1,672,163

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

The investment has been accounted for under the equity method. Accordingly, the Company recorded its equity in GenCanna’s net loss from the date of conversion through September 30, 2019, which resulted in a non-cash, non-operating loss to the Company of approximately $928,000.

Among other provisions of the subscription agreement governing the GC Debentures, (i) the Company’s CEO was appointed to GenCanna’s board, and (ii) the Company agreed to fund a $10.0 million employee bonus pool in the event GenCanna meets certain 2019 operating targets. The Company’s funding obligation will be determined following the audit of GenCanna’s 2019 financial statements. Additionally, pursuant to a rights agreement, the Company was granted certain rights, including the rights of inspection, financial information, and participation in future security offerings of GenCanna.

Terrace Inc.

In May 2019, the Company issued 500,000 shares of its common stock, valued at $1.59 million on the date of issuance, to purchase an 8.95% interest in Terrace Inc., a Canadian entity that develops and acquires international cannabis assets. The Company was not given a board seat, nor does it have the ability to exert operational or financial control over the entity. In accordance with ASC 321, Investments – Equity Securities, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. Under this alternative measurement election, the investment is recorded at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in Terrace. Following the Company’s purchase, there has been no impairment to this investment, nor any observable price declines in investments in Terrace. Accordingly, this investment was carried at its cost of $1.59 million at September 30, 2019.

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

The investment has been accounted for under the equity method. Accordingly, the Company recorded its equity in CVP’s net loss for the nine months ended September 30, 2019, which resulted in a non-cash, non-operating loss to the Company of approximately $92,000

The Company shall assist in the ongoing development and design of Sprout, and in marketing Sprout to companies within the cannabis industry. The Company shall earn a percentage share of Sprout’s revenues generated from sales (i) to the Company’s clients, and (ii) by the Company to third parties. As of September 30, 2019, no revenue was earned by the Company.

The investment has been accounted under the equity method. In 2018, the Company recorded a charge to net income of approximately $43,000 based on its equity in CVP’s net loss during the period of the Company’s ownership. Such amount reduced the carrying value of the investment to approximately $1,172,000 at December 31, 2018. For the nine months ended September 30, 2019, the Company recorded a charge of approximately $92,000 representing the Company’s equity in CVP’s net loss during this period, further reducing the carrying value of the investment to approximately $1,080,000 at September 30, 2019.

Iconic Ventures Inc.

In December 2018, the Company purchased 2,500,000 shares of common stock of Iconic Ventures Inc. (“Iconic”) for an aggregate cash payment of $500,000. Iconic has developed DabTabs™, a unique solution for cannabinoid vaporization via a convenient portable tablet that provides precisely measured dosing and acts as a storage system for full spectrum extracts, concentrates and distillates.

The Company’s investment equates to a current ownership interest in Iconic of approximately 10%. The Company was not given a board seat, nor does it have the ability to exert operational or financial control over the entity. In accordance with ASC 321, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. Following the Company’s purchase, there has been no impairment to this investment, nor any observable price changes to investments in Iconic. Accordingly, this investment was carried at $500,000 at September 30, 2019 and December 31, 2018.

The Company will continue to apply the alternative measurement guidance until this investment does not qualify to be so measured. The Company may subsequently elect to measure this investment at fair value, and if so, shall measure all identical or similar investments in Iconic at fair value. Any subsequent changes in fair value shall be recognized in net income.

Chooze Corp.

In January 2019, the entire principal and accrued interest balance of a note receivable from Chooze Corp. of approximately $258,000 was converted into a 2.7% equity interest in Chooze. In accordance with ASC 321, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. Following the Company’s purchase, there has been no impairment to this investment, nor any observable price changes to investments in the entity. Accordingly, this investment was carried at approximately $258,000 at September 30, 2019.

The Company will continue to apply the alternative measurement guidance until this investment does not qualify to be so measured. The Company may subsequently elect to measure this investment at fair value, and if so, shall measure all identical or similar investments in Chooze at fair value. Any subsequent changes in fair value shall be recognized in net income.

Binske®

In July 2019, the Company entered into a licensing agreement for the exclusive manufacturing and distribution in seven eastern U.S. states of the Binske® portfolio of products, a brand known for utilizing best-in-class proprietary strains and craft ingredients in its edibles, concentrates, vaporizers, and topicals. In consideration for the license and other rights, the Company agreed to pay a royalty of 10.0% to 12.5% of gross revenue, as defined, derived from the sale of Binske® products, subject to an annual minimum royalty. No such gross revenue was generated as of September 30, 2019.

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

The Company leases the following owned properties:

●	Delaware – a 45,000 square foot facility purchased in September 2016 and developed into a cannabis cultivation, processing, and dispensary facility which is leased to a cannabis-licensed client occupying 100% of the space under a 20-year triple net lease expiring in 2035.

●	Illinois – two 3,400 square foot free-standing retail dispensaries in the cities of Anna and Harrisburg and leased to the KPGs each under a 20-year lease expiring in 2036. With the acquisition of the KPGs approved in October 2019, as disclosed in Note 3 – Acquisitions, this lease will be eliminated upon the consolidation of the KPGs starting in the fourth quarter of calendar 2018. Accordingly, the rental receipts on such leases have been removed from the table of future minimum rental receipts below.

●	Maryland – a 180,000 square foot former manufacturing facility purchased in January 2017 and developed by the Company into a cultivation and processing facility which is leased to a licensed cannabis client under a triple net lease expiring in 2037.

●	Massachusetts – a 138,000 square foot industrial property of which approximately half of the available square footage is leased to a non-cannabis manufacturing company under a lease expiring in 2022.

The Company subleases the following property:

●	Delaware – 4,000 square feet of retail space in a multi-use building space which the Company developed into a cannabis dispensary which is subleased to its cannabis-licensed client under a under a triple net lease expiring in 2021 with a five-year option to extend.

As of September 30, 2019 and December 31, 2018, cumulative fixed rental receipts under such leases approximated $8.5 million and $5.4 million, respectively, compared to revenue recognized on a straight-line basis of approximately $10.5 million and $7.5 million. Accordingly, the deferred rents receivable balances at September 30, 2019 and December 31, 2018 approximated $2.0 million and $2.1 million, respectively.

Future minimum rental receipts for non-cancelable leases and subleases as of September 30, 2019 were:

2019	$956,492
2020	3,896,550
2021	4,036,550
2022	3,959,709
2023	3,661,820
Thereafter	44,121,550
Total	$60,632,671

NOTE 6 – DUE FROM THIRD PARTIES

At September 30, 2019 and December 31, 2018, the following amounts were advanced by the Company to its cannabis-licensed clients primarily for working capital purposes:

	September 30, 2019	December 31, 2018
Kind Therapeutics USA Inc. (Maryland licensee)	$1,367,385	$2,679,496
KPG of Anna LLC (Illinois licensee)	73,211	482,700
KPG of Harrisburg LLC (Illinois licensee)	79,295	449,385
Harvest Foundation LLC (Nevada licensee)	1,659,089	248,796
Total due from third parties	$3,178,980	$3,860,377

When a client is able to organically fund its ongoing operations, such client will issue a promissory note to the Company for the cumulative advances made up to that point, which will then be paid down monthly over a specified period of time. The Company has successfully employed this strategy in the past, and accordingly, in January 2019, KPG of Anna LLC and KPG of Harrisburg LLC issued promissory notes to the Company as further described in Note 7 – Notes Receivable.

NOTE 7 – NOTES RECEIVABLE

At September 30, 2019 and December 31, 2018, notes receivable were comprised of the following:

	September 30, 2019	December 31, 2018
First State Compassion Center	$540,732	$578,722
Healer LLC	834,407	307,429
Atalo Holdings Inc.	999,948	-
KPG of Anna LLC	446,248	-
KPG of Harrisburg LLC	401,560	-
Maryland Health & Wellness Center Inc.	317,141	-
High Fidelity Inc.	252,843	-
Chooze Corp.	-	257,687
Total notes receivable	3,792,879	1,143,838
Notes receivable, current portion	1,321,284	51,462
Notes receivable, less current portion	$2,471,595	$1,092,376

The Company loaned approximately $700,000 to First State Compassion Center, its Delaware cannabis-licensee client, during the period from October 2015 to April 2016. In May 2016, this client issued a 10-year promissory note, as subsequently amended, to the Company bearing interest at a rate of 12.5% per annum. The monthly payments of approximately $10,100 will continue through April 2026, at which time the note will become due. At September 30, 2019 and December 31, 2018, the current portion of this note was approximately $56,000 and $51,000, respectively, and is included in Notes Receivable, Current Portion on the respective balance sheets.

During the period from August to October 2018, the Company loaned $300,000 to Healer LLC (“Healer”), an entity that provides cannabis education, dosage programs, and products developed by Dr. Dustin Sulak, an integrative medicine physician and nationally renowned cannabis practitioner. In 2019, the Company loaned Healer an additional $500,000. The loans bear interest at 6% per annum, with principal and interest payable on the maturity dates which are three years from the respective loan dates.

In May 2019, the Company extended loans aggregating $750,000 to Atalo Holdings Inc. (“Atalo”), an agriculture and biotechnology firm specializing in research, development, and production of industrial hemp and hemp-based CBD products. The loans bear interest at 6% per annum, with principal and interest payable on the earlier of April 3, 2020 or the date on which the Company acquires at least 25% of Atalo’s outstanding capital stock, in which case the principal and interest due shall be credited toward Company’s purchase price for such capital stock. In July 2019, the Company loaned an additional $230,000 to Atalo under the same terms as the initial loans.

In January 2019, KPG of Anna LLC and KPG of Harrisburg LLC each issued a promissory note to the Company in the approximate amount of $451,000 and $405,000, respectively, representing the advances made by the Company to these entities through December 31, 2018. The notes bear interest at 12% per annum, with monthly principal and interest payments due through December 2038. At September 30, 2019, the current portion of these notes approximated $12,000 in the aggregate.

In January 2019, the Company entered into an agreement with Maryland Health & Wellness Center Inc. (“MHWC”), an entity that has been pre-approved by the state of Maryland for a cannabis dispensing license, to provide MHWC with a $300,000 construction loan in connection with the buildout of MHWC’s proposed dispensary. The Company also entered into a consulting services agreement to provide MHWC with advisory and oversight services over a three-year period relating to the development, administration, operation, and management of MHWC’s proposed dispensary in Maryland. The construction loan bears interest at 8% per annum, with principal and interest payable in January 2020, provided however, upon the two-year anniversary of final state approval of MHWC’s dispensing license, the Company shall have the right, subject to state approval, to convert the promissory note underlying the construction loan into a 20% ownership interest of MHWC. This conversion right of the Company shall terminate if the consulting services agreement is terminated.

In August 2019, The Company loaned $250,000 to High Fidelity Inc., a company that owns and operates two seed-to sale medical marijuana facilities in the state of Vermont, and produces its own line of CBD products. The loan bears interest at a rate of 10% per annum, with interest-only monthly payments through its maturity in February 2020.

During the period from May to October 2018, the Company loaned $250,000 to Chooze Corp. bearing interest at 8% per annum and maturing in 2021. In January 2019, the entire principal and accrued interest balance of approximately $258,000 was converted into a 2.7% ownership interest in Chooze.

NOTE 8 – INVENTORY/UNEARNED REVENUE FROM RELATED PARTY

During the nine months ended September 30, 2019, MariMed Hemp purchased $21.6 million of hemp seeds for its wholesale hemp distribution business and to develop hemp-derived CBD products. The seeds meet the U.S. government’s definition of federally legal industrial hemp, which was descheduled as a controlled substance and classified as an agricultural commodity upon the signing of the 2018 U.S. Farm Bill. As previously disclosed in Note 1 – Organization and Description of Business, as of September 30, 2019, MariMed Hemp sold a majority of these seeds to GenCanna, a related party, at market value which generated $33.2 million of receipts. The Company provided GenCanna with extended payment terms through December 2019, to coincide with the completion of the seeds’ harvest, although the payment by GenCanna is not contingent upon the success of such harvest or its yield.

As required by the relevant accounting guidance, the Company classified the $33.2 million of billings to GenCanna as a receivable from a related party, with approximately $29,0 million recognized as revenue from a related party for the nine months ended September 30, 2019, and approximately $4.2 million recorded under Unearned Revenue From Related Party on the balance sheet. Upon payment of the receivable balance by GenCanna, the amount in Unearned Revenue From Related Party will be recognized as revenue.

At September 30, 2019, inventory was comprised of $850,000 of hemp seeds, and approximately $681,000 of hemp oil extract and CBD products. At December 31, 2018, inventory was comprised of product packaging and other collateral.

NOTE 9 – DEBENTURES RECEIVABLE

As detailed in Note 4 – Investments, the Company converted the GC Debentures into a 33.5% ownership interest in GenCanna in February 2019. Prior to conversion, the GC Debentures bore interest at a rate of 9% per annum and had an original maturity date of three years from issuance. For the year ended December 31, 2018, the Company earned and received interest income of approximately $502,000 on the GC Debentures.

NOTE 10 – PROPERTY AND EQUIPMENT

At September 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Land	$3,392,710	$3,392,710
Buildings and building improvements	15,265,983	13,566,144
Tenant improvements	5,798,164	5,348,882
Furniture and fixtures	177,505	114,160
Machinery and equipment	2,544,346	1,632,351
Construction in progress	15,822,615	12,205,447
	43,001,323	36,259,694
Less: accumulated depreciation	(2,842,853)	(2,159,830)
Property and equipment, net	$40,158,470	$34,099,864

During the nine months ended September 30, 2019 and 2018, additions to property and equipment were approximately $6.7 million and $5.7 million, respectively.

The 2018 additions were primarily comprised of (i) the buildout of properties in Hagerstown, MD, New Bedford, MA, and Middleborough, MA, and (ii) improvements to the Lewes, DE facility. The 2019 additions consisted primarily of (i) the commencement of construction in Milford, DE, (ii) the continued buildout of properties in Hagerstown, MD, New Bedford, MA, and Middleborough, MA, and (ii) improvements to the Wilmington, DE and Las Vegas, NV properties.

The December 31, 2018 construction in progress balance of approximately $12.2 million was primarily comprised of (i) New Bedford, MA building, improvements and machinery of approximately $9.8 million and (ii) Middleborough, MA building, improvements and fixtures of approximately $2.4 million. The additions to construction in progress during the nine months ended September 30, 2019 of approximately $3.6 million consisted of the continuing buildout and machinery for the New Bedford, MA and Middleborough, MA properties, and the commencement of construction in Milford, DE.

Depreciation expense for the nine months ended September 30, 2019 and 2018 was approximately $698,000 and $254,000, respectively.

NOTE 11 – DEBT

Mortgages Payable

At September 30, 2019 and December 31, 2018, mortgage balances, including accrued but unpaid interest, were comprised of the following:

	September 30, 2019	December 31, 2018
Bank of New England – Massachusetts property	$4,851,665	$4,895,000
Bank of New England – Delaware property	1,707,942	1,791,736
DuQuoin State Bank – Illinois properties	835,035	850,076
Total mortgages payable	7,394,642	7,536,812
Mortgages payable, current portion	(220,257)	(188,231)
Mortgages payable, less current portion	$7,174,385	$7,348,581

In November 2017, the Company entered into a 10-year mortgage agreement with Bank of New England for the purchase of a 138,000 square foot industrial property in New Bedford, Massachusetts, within which the Company has built a 70,000 square foot cannabis cultivation and processing facility that is leased to ARL. This mortgage was personally guaranteed by the Company’s CEO and CFO. From the mortgage date through May 2019, the Company was required to make monthly payments of interest-only at a rate equal to the prime rate plus 2%, with a floor of 6.25% per annum. From May 2019 to May 2024, the Company is required to make principal and interest payments at a rate equal to the prime rate on May 2, 2019 plus 2%, with a floor of 6.25% per annum. Principal and interest payments shall continue from May 2024 through the end of the lease at a rate equal to the prime rate on May 2, 2024 plus 2%, with a floor of 6.25% per annum. The outstanding principal balance on this mortgage was approximately $4,852,000 and $4,895,000 on September 30, 2019 and December 31, 2018, respectively, of which approximately $93,000 and $63,000, respectively, was current.

The Company maintains a second mortgage with Bank of New England, also personally guaranteed by the Company’s CEO and CFO, for the 2016 purchase of a 45,070 square foot building in Wilmington, Delaware which was developed into a cannabis seed-to-sale facility and is currently leased to the Company’s cannabis-licensed client in that state. The mortgage matures in 2031 with monthly principal and interest payments at a rate of 5.25% per annum through September 2021, and thereafter the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25% per annum. At September 30, 2019 and December 31, 2018, the outstanding principal balance on this mortgage was approximately $1,708,000 and $1,792,000, respectively, of which approximately $105,000 and $104,000, respectively, was current.

In May 2016, the Company entered into a mortgage agreement with DuQuoin State Bank (“DSB”) for the purchase of two properties which the Company developed into two 3,400 square foot free-standing retail dispensaries that are currently leased to the KPGs. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined at the discretion of DSB’s executive committee. The mortgage was renewed in May 2019 at a rate of 8.5% per annum. At September 30, 2019 and December 31, 2018, the outstanding principal balance on this mortgage was approximately $835,000 and $850,000, respectively, of which approximately $23,000 and $24,000, respectively, was current.

Notes Payable

In June 2019, MariMed Hemp issued a $10 million secured promissory note to an unaffiliated party (the “$10M Note”). On the maturity date in January 2020, or earlier at MariMed Hemp’s discretion, the principal balance shall be repaid plus a payment of $1.5 million. At September 30, 2019, the pro-rata portion of such payment, based on the term of the $10M Note, approximated $573,000 and was charged to interest expense. The $10M Note is secured by the Company’s right, title, and interest in certain property relative to the seed sale transactions with GenCanna, previously disclosed in Note 1 – Organization and Description of Business. The $10M Note imposes certain covenants on the borrower, all of which were complied with as of September 30, 2019.

As part of the $10M Note transaction, the Company issued three-year warrants to purchase 375,000 shares of common stock at an exercise price of $4.50 per share to the holder of the $10M Note. The fair value of these warrants on the issuance date of approximately $601,000 was recorded as a discount to the $10M Note. Approximately $294,000 of the warrant discount was amortized to interest expense through September 30, 2019. Accordingly, the carrying value of the $10M Note approximated $9.69 million at September 30, 2019.

In April 2019, MariMed Hemp issued a $1 million secured promissory note to an unaffiliated party maturing in December 2019. The note is secured by the collateral assignment of certain receivables from GenCanna (the “Secured Receivables”) and certain obligations of GenCanna to MariMed Hemp arising from the seed sale transactions previously disclosed in Note 1 – Organization and Description of Business. The principal balance plus a payment of $180,000 shall be due in full on the earlier of the maturity date or three business days after MariMed Hemp’s receipt of payment by GenCanna of the Secured Receivables. Such payment date can be extended by the noteholder for an additional three months with proper notice, and if extended, the noteholder shall receive an additional payment of $30,000. At September 30, 2019, the pro-rata portion, based on the term of the note, of the $180,000 payment approximated $64,000 and was charged to interest expense. MariMed Hemp can elect to repay the note in whole or in part without penalty, provided the noteholder is given proper notice and MariMed Hemp is not in default of the note agreement. Upon such election, the entire payment of $180,000 shall be deemed earned by and due to the noteholder.

In March 2019, the Company raised $6 million through the issuance of a secured promissory note to an unaffiliated party maturing in December 2019 and bearing interest at the rate of 13% per annum (the “$6M Note”). Such note is secured by the collateral assignment of certain receivables from and obligations of GenCanna to MariMed Hemp arising from the seed sale transactions previously disclosed in Note 1 – Organization and Description of Business. The Company may elect to prepay the note in whole or part without penalty upon three business days’ notice and with payment of all interest through the maturity date. The Company may extend the maturity date by up to three months upon thirty days’ notice prior to the maturity date with an extension fee payment to the note holder of $300,000. At September 30, 2019, this note has a principal balance of $6 million and accrued interest of approximately $424,000.

In September 2018, the Company raised $3 million from the issuance of a secured promissory note to the same unaffiliated party of the $6M Note bearing interest at the rate of 10% per annum, with interest payable monthly through maturity in March 2020. The Company may elect to prepay the note in whole or part at any time after December 17, 2018 without premium or penalty provided the noteholder is given proper notice and the Company is not in default of the note agreement. The note can be extended for an additional six months with proper notice, with the interest rate increasing to 12% per annum during the extension period. The note is secured by the Company’s property in Maryland. The Company issued three-year warrants, which were attached to this promissory note, to the lender’s designees to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The Company recorded a discount on the note of approximately $1,511,000 from the allocation of note proceeds to the warrants based on the fair value of such warrants on the issuance date. Approximately $882,000 of the warrant discount was amortized to interest expense during 2018, and the remaining $629,000 was amortized during 2019. The carrying value of this note was $3 million at September 30, 2019 and approximately $2.37 million, net of remaining warrant discount of $629,000, at December 31, 2018.

During 2018, holders of previously issued promissory notes with principal balances of $1,075,000 converted such promissory notes into 1,568,375 shares of common stock at conversion prices ranging from $0.65 to $0.90 per share. The conversions resulted in the recording of non-cash losses of approximately $829,000 in the aggregate, based on the market value of the common stock on the conversion dates. No conversions occurred during the nine months ended September 30, 2019.

During 2018, the Company issued 2,596,313 shares of its common stock and subscriptions on 1,310,196 shares of its common stock to retire promissory notes with principal balances of $7,495,000 and approximately $95,000 of accrued interest. The Company recorded non-cash losses of approximately $2.5 million based on the fair value of the common stock on the retirement dates. No retirements were made during the nine months ended September 30, 2019.

During 2018, the Company repaid $700,000 of promissory notes. No repayments of promissory notes occurred during the nine months ended September 30, 2019.

The aggregate scheduled maturities of the Company’s total debt outstanding, inclusive of the promissory notes and mortgages described within this Note 11 – Debt, and the convertible debentures described in the following Note 12 – Debentures Payable, as of September 30, 2019 were:

2019	$8,439,091
2020	14,343,484
2021	10,262,710
2022	280,830
2023	300,248
Thereafter	6,248,279
Total	39,874,642
Less discounts	(5,528,985)
$34,345,657

NOTE 12 – DEBENTURES PAYABLE

In October and November 2018, pursuant to a securities purchase agreement (the “SPA”), the Company sold an aggregate of $10,000,000 of convertible debentures bearing interest at the rate of 6% per annum that mature two years from issuance, with a 1% issue discount, to an accredited investor, resulting in net proceeds to the Company of $9,900,000 (the “$10M Debentures”).

The holder of the $10M Debentures (the “Holder”) has the right at any time to convert all or a portion of the $10M Debenture, along with accrued and unpaid interest, into the Company’s common stock at conversion prices equal to 80% of a calculated average, as determined in accordance with the terms of the $10M Debentures, of the daily volume-weighted price during the ten consecutive trading days preceding the date of conversion. Notwithstanding this conversion right, the Holder shall limit conversions in any given month to certain agreed-upon values based on the conversion price, and the Holder shall also be limited from beneficially owning more than 4.99% of the Company’s outstanding common stock (potentially further limiting the Holder’s conversion right).

The Company shall have the right to redeem all or a portion of the $10M Debentures, along with accrued and unpaid interest, at a 10% premium, provided however that the Company first provide advance written notice to the Holder of its intention to make a redemption, with the Holder allowed to affect certain conversions of the $10M Debentures during such notice period.

Upon a change in control transaction, as defined in the $10M Debentures, the Holder may require the Company to redeem all or a portion of the $10M Debentures at a price equal to 110% of the outstanding principal amount of the $10M Debentures, plus all accrued and unpaid interest thereon. So long as the $10M Debentures are outstanding, in the event the Company enters into a Variable Rate Transaction (“VRT”), as defined in the SPA, the Holder may cause the Company to revise the terms of the $10M Debentures to match the terms of the convertible security issued in such VRT.

In conjunction with the issuance of the $10M Debentures, the Company issued two warrants to the Holder to purchase 142,857 and 181,818 shares of the Company’s common stock at exercise prices of $3.50 and $5.50 per share, respectively, and expiring three years from issuance (the “Initial Warrants”). The fair value of the Initial Warrants of approximately $1,057,000 was recorded as a discount to the carrying amount of the $10M Debentures.

Pursuant to the terms of a registration rights agreement with the Holder, entered into concurrently with the SPA and the $10M Debentures, the Company agreed to provide the Holder with certain registration rights with respect to any potential shares issued pursuant to the terms of the SPA, the $10M Debentures, and the Warrants.

Subsequent to entering into the SPA and related agreements, the Company and the Holder executed an addendum to the SPA whereby the Holder agreed to that it would not undertake a conversion of all or a portion of the $10M Debentures that would require the Company to issue more shares than the amount of available authorized shares at the time of conversion, which amount of authorized shares shall not be less than the current authorized number of 500 million shares of common stock. Such addendum eliminated the requirement to bifurcate and account for the conversion feature of the $10M Debentures as a derivative.

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

In May 2019, the Company sold to the Holder an additional $5,000,000 of convertible debentures bearing interest at the rate of 6% per annum that mature two years from issuance, with a 1% issue discount, resulting in net proceeds to the Company of $4,950,000, and (the “$5M Debentures”). In each of June and August 2019, the Company sold to the Holder an additional $2,500,000 of convertible debentures, totaling $5,000,000, that mature two years from issuance, with a 7% issue discount, resulting in aggregate net proceeds to the Company of $4,650,000 (the “Two $2.5M Debentures,” and together with the $5M Debentures, the “Additional $10M Debentures”).

The terms of the Additional $10M Debentures are consistent with the terms of the $10M Debentures, except that (i) no interest shall accrue on the Two $2.5M Debentures, (ii) the issue discount on the Two $2.5M Debentures is 7%, compared to 1% on the $10M Debentures and the $5M Debentures, and (iii) other small variations, most notably a cap on the conversion price. The SPA, registration rights agreement, and addendum to the SPA were all amended and restated to incorporate the Additional $10M Debentures.

As part of issuance of the Additional $10M Debentures, the Company issued three-year warrants to the Holder to purchase 550,000 and 300,000 shares of common stock exercise prices of $3.00 and $5.00 per share, respectively (the “Additional Warrants”). The fair value of the Additional Warrants of approximately $1,148,000 was recorded as a discount to the carrying amount of the Additional $10M Debentures.

Based on the conversion prices of the Additional $10M Debentures in relation to the market value of the Company’s common stock, the Additional $10M Debentures provided the Holder with a beneficial conversion feature, as the embedded conversion option was in-the-money on the commitment date. The aggregate intrinsic value of the beneficial conversion feature of approximately $4,235,000 was recorded as a discount to the carrying amount of the Additional $10M Debentures, with an offset to additional paid-in-capital.

In November and December 2018, the Holder converted, in two separate transactions, an aggregate of $1,400,000 of principal and approximately $36,000 of accrued interest into 524,360 shares of common stock at conversion prices of $2.23 and $3.04 per share. In January 2019, the Holder converted, in three separate transactions, an aggregate of $600,000 of principal and approximately $97,000 of accrued interest into 233,194 shares of common stock at conversion prices ranging from $2.90 to $3.06 per share. In April and June 2019, the Holder converted, in four separate transactions, an aggregate of $1,750,000 of principal and approximately $181,000 of accrued interest into 923,185 shares of common stock at conversion prices ranging from $1.74 to $2.74 per share. In July, the Holder converted, in two separate transactions, an aggregate of $2,750,000 of principal and approximately $17,000 of accrued interest into 2,435,144 shares of common stock at conversion prices of $1.08 and $1.70 per share. In September 2019, the Holder converted $2,400,000 of principal and approximately $64,000 of accrued interest into subscriptions on 3,206,816 shares of common stock at a conversion price of $0.77 per share.

During the nine months ended September 30, 2019, amortization of the beneficial conversion features, after adjustment for the conversions, approximated $4,646,000; amortization of the discounts from the Initial Warrants and Additional Warrants (together, the “Total Warrants”) approximated $913,000; and the amortization of original issue discounts approximated $107,000. This amortization was charged to interest expense. Additionally, accrued interest expense for such period approximated $421,000.

At September 30, 2019, the aggregate outstanding principal balance on the $10M Debentures and the Additional $10M Debentures (together, the “$20M Debentures”) was $11,100,000. Also on such date, the unamortized balances of the beneficial conversion feature, the Total Warrants discount, and original issue discounts were approximately $3,637,000, $1,201,000, and $66,000, respectively. Accordingly, at September 30, 2019, the carrying value of the $20M Debentures was approximately $5,878,000.

At December 31, 2018, the outstanding principal balance on the $10M Debentures was $8,600,000. Also on such date, the unamortized balances of the beneficial conversion feature, Initial Warrants discount, and original issue discounts were approximately $4,048,000, $966,000, and $91,000, respectively, and accrued and unpaid interest was approximately $62,000. Accordingly, at December 31, 2018, the carrying value of the $10M Debentures was approximately $3,557,000.

NOTE 13 – EQUITY

Preferred Stock

In January 2018, all 500,000 shares of subscribed Series A convertible preferred stock then outstanding were converted into 970,988 shares of common stock at a conversion price of $0.55 per share. The Company recorded a non-cash loss on conversion of approximately $34,000 based on the market value of the common stock on the conversion date.

Common Stock

During the nine months ended September 30, 2019, the Company sold 799,995 shares of common stock at a price of $3.25 per share, resulting in total proceeds of $2.6 million. During the same period in 2018, the Company sold 10,111,578 shares of common stock, at prices ranging from $0.50 to $1.30 per share, resulting in total proceeds of approximately $8.5 million.

During the nine months ended September 30, 2019 and 2018, the Company issued 97,136 and 1,000,000 common shares, respectively, associated with previously issued subscriptions on common stock with a value of approximately $169,000 and $370,000, respectively.

During the nine months ended September 30, 2018, the Company issued 1,313,901 common shares in exchange for services rendered by third-parties or to otherwise settle outstanding obligations. Based on the market value of the common stock on the dates of issuance, the Company recorded non-cash losses on these settlements of approximately $959,000. Also during such period, the Company issued 1,679,486 common shares to retire $1,175,000 of promissory notes. Based on the market value of the stock on the retirement dates, the Company recorded non-cash losses of approximately $918,000. No common shares were issued during the same period in 2019 to settle obligations or retire promissory notes.

In August 2019, the Company granted 108,820 shares of common stock to employees at weighted average price of $1.78, or an aggregate value of approximately $194,000.

As previously disclosed in Note 3 – Acquisitions, the Company issued 1,000,000 shares of common stock to the owners of Harvest.

As previously disclosed in Note 4 – Investments, the Company issued 500,000 shares of common stock to purchase a minority interest in Terrace.

As previously disclosed in Note 12 – Debentures Payable, during the nine months ended September 30, 2019, the holder of the $20M Debentures converted $7,500,000 of principal and approximately $359,000 of accrued interest into 3,591,523 shares of common stock and subscriptions on 3,206,816 shares of common stock.

As further disclosed in Note 14 – Stock Options, during the nine months ended September 30, 2019 and 2018, 417,352 and 602,000 shares of common stock, respectively, were issued in connection with the exercise of stock options.

As further disclosed in Note 15 – Warrants, during the nine months ended September 30, 2019 and 2018, warrants to purchase 686,104 and 2,057,462 shares of common stock were exercised.

Common Stock Issuance Obligations

At September 30, 2019, the Company was obligated to issue (i) 2,644,456 shares of common stock, valued at approximately $414,000, in connection with the exercise of stock options, (ii) 3,206,816 shares of common stock, valued at approximately $2,464,000, with respect to the September 2019 conversion of a portion of the $20M Debentures, as previously disclosed in Note 12 – Debentures Payable, and (iii) 752,260 shares of common stock, valued at $2,080,000, as part of the purchase price of MediTaurus, as previously disclosed in Note 3 – Acquisitions. These shares are expected to be issued in the fourth quarter of 2019.

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

Amended and Restated 2018 Stock Award and Incentive Plan

In August 2019, the Company’s board of directors approved the Amended and Restated 2018 Stock Award and Incentive Plan (the “Incentive Plan”), based on the board’s belief that awards authorized under the Incentive Plan provide incentives for the achievement of important performance objectives and promote the long-term success of the Company. In September 2019, the Incentive Plan was approved by the stockholders at the Company’s annual stock-holders meeting.

The 2018 Plan is an omnibus plan, authorizing a variety of equity award types as well as cash and long-term incentive awards. The Incentive Plan amends and restates the Company’s 2018 Stock Award and Incentive Plan (the “Original Plan”), which was approved by the board of directors in July 2018 but never presented to stockholders for approval. Any grants made under the Original Plan prior to the approval date of the Incentive Plan shall continue to be governed by the terms of the Original Plan.

The Incentive Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance shares, cash-based performance awards, and other stock-based awards. Such awards can be granted to employees, non-employee directors and other persons who provide substantial services to the Company and its affiliates. Nothing in the Incentive Plan precludes the payment of other compensation to officers and employees, including bonuses based upon performance, outside of the Incentive Plan.

An aggregate of 40,000,000 shares are reserved for delivery to participants, and may be used for any type of award under the Incentive Plan. Shares actually delivered in connection with an award will be counted against such number of reserved shares. Shares will remain available for new awards if an award under the Incentive Plan expires, is forfeited, canceled, or otherwise terminated without delivery of shares or is settled in cash. Each award under the Incentive Plan is subject to the Company’s claw back policy in effect at the time of grant of the award.

The board of directors may amend, suspend, discontinue, or terminate the Incentive Plan or the authority to grant awards thereunder without stockholder approval, except as required by law or regulation or under rules of the stock exchange, if any, on which the Company’s stock may then be listed. Unless earlier terminated, grants under the Incentive Plan will terminate ten years after stockholder approval of the Incentive Plan, and the Incentive Plan will terminate when no shares remain available and the Company has no further obligation with respect to any outstanding award.

NOTE 14 – STOCK OPTIONS

During the nine months ended September 30, 2019, the Company granted options to purchase 900,000 shares of common stock, expiring four and five years from their grant dates, with exercise prices ranging from $0.99 to $1.95 per share. During the same period in 2018, the Company granted five-year options to purchase 2,300,000 shares of common stock at exercise prices ranging from $0.14 to $2.65 per share.

The fair values of the aforementioned options granted in 2019 and 2018 of approximately $876,000 and $2,102,000, respectively, are being amortized over their vesting periods, of which approximately $101,000 and $1,743,000 was amortized at September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019, options to purchase 3,585,000 shares of common stock were exercised at exercise prices ranging from $0.08 to $0.77 per share. At September 30, 2019 , 2,644,456 shares of common stock related to these exercises had yet to be issued by the Company as previously disclosed in Note 13 – Equity under the section entitled Common Stock Issuance Obligations. Accordingly, such shares were reflected within Common Stock Subscribed But Not Issued on the September 30, 2019 balance sheet. Of the options exercised in 2019, 2,285,000 were exercised on a cashless basis with the exercise prices paid via the surrender of 523,192 shares of common stock.

During the nine months ended September 30, 2018, options to purchase 700,000 shares of common stock were exercised at exercise prices ranging from $0.08 to $0.63 per share. Of the options exercised in 2018, 400,000 were exercised on a cashless basis with the exercise price paid via the surrender of 98,000 shares of common stock.

During the nine months ended September 30, 2019 and 2018, options to purchase 80,000 and 300,000, respectively, were forfeited, resulting in a reduction of amortization of approximately $170,000 in 2019, and zero in 2018.

Stock options outstanding and exercisable as of September 30, 2019 were:

Exercise Price	Shares Under Option		Remaining
per Share	Outstanding	Exercisable	Life in Years
$0.080	100,000	100,000	0.22
$0.130	200,000	200,000	0.75
$0.140	100,000	100,000	0.25
$0.140	550,000	550,000	1.25
$0.330	50,000	50,000	1.44
$0.450	125,000	125,000	2.01
$0.630	300,000	300,000	2.25
$0.770	200,000	200,000	3.25
$0.900	50,000	50,000	3.62
$0.950	50,000	10,000	3.25
$0.992	300,000	-	4.99
$1.350	100,000	-	3.83
$1.950	500,000	-	3.75
$2.320	220,000	100,000	3.95
$2.450	2,000,000	2,000,000	3.23
$2.500	100,000	50,000	3.91
$2.650	200,000	150,000	3.99
$2.850	75,000	18,750	3.20
$2.850	100,000	25,000	4.20
$3.000	25,000	12,500	4.21
$3.725	200,000	50,000	4.19
	5,545,000	4,091,250

NOTE 15 – WARRANTS

During the nine months ended September 30, 2019, in conjunction with the Additional $10M Debentures previously disclosed in Note 12 – Debentures Payable, the Company issued three-year warrants to purchase 550,000 and 300,000 shares of its common stock at exercise prices of $3.00 and $5.00 per share, respectively. The fair value of these warrants at issuance approximated $1,148,000, with approximately $187,000 of this amount amortized to interest expense during the period and the remainder to be amortized over the two-year term of the Additional $10M Debentures.

Also during this period, the Company issued three-year warrants to purchase 375,000 shares of common stock at an exercise price of $4.50 per share as part of the $10M Note transaction previously disclosed in Note 11 – Debt. The fair value of these warrants at issuance approximated $601,000, with approximately $294,000 of this amount amortized to interest expense during the period and the remainder to be amortized by the January 2020 maturity date of the $10M Note.

In July 2018, the Company issued stand-alone warrants to purchase 125,000 shares of common that expire three years from issuance. The warrants have an exercise price of $1.71 per share, and a fair value of approximately $139,000 which was charged to expense on the issuance date.

During the nine months ended September 30, 2018, the Company issued warrants to purchase 7,209,974 shares of common stock at exercise prices ranging from $0.20 to $4.30 per share. Of these warrants, (i) 1,000,000 warrants were issued in exchange for services previously rendered to the Company, with expiration dates of three and five years from issuance, at a fair value of approximately $1,354,000 which was charged to compensation expense during the period, (ii) 987,500 three-year warrants were issued in conjunction with promissory notes, at a fair value of approximately $1,710,000 which was charged to interest expense during the period, and (iii) 5,222,474 warrants were issued as part of the sale of common stock, expiring three and five years from issuance, at a fair value at issuance of approximately $8.4 million which was charged to Additional Paid-In Capital.

During the nine months ended September 30, 2019 and 2018, warrants to purchase 686,104 and 2,057,462 shares of common stock, respectively, were exercised at exercise prices ranging from $0.12 to $1.75 per share in 2019 and $0.10 to $0.50 per share in 2018.

At September 30, 2019 and 2018, warrants to purchase 11,270,107 and 9,397,823 shares of common stock, respectively, were outstanding at exercise prices ranging from $0.15 to $5.50 per share in 2019 and $0.12 to $4.30 per share in 2018.

NOTE 16 – REVENUES

For the nine months ended September 30, 2019 and 2018, the Company’s revenues were comprised of the following major categories:

	Nine months ended September 30,
	2019	2018
Real estate	$5,250,084	$4,570,194
Management	1,963,205	1,156,547
Supply procurement	2,830,555	2,045,467
Licensing	1,230,366	529,268
Product sales	60,839	-
Product sales to related party	29,029,249	-
Other	47,893	110,382
Total revenues	$40,412,191	$8,411,858

For the nine months ended September 30, 2019, revenue from three clients represented 95% of total revenues. One of these clients was GenCanna, a related party, with whom the Company conducted the seed sale transactions previously disclosed in Note 1 – Organization and Description of Business. The amount under Product Sales To Related Party shown in the table above represents the total revenues from these transactions with GenCanna through September 30, 2019. Excluding the revenues from GenCanna, two clients represented 82% of revenues during this period.

For the nine months ended September 30, 2018, these same two clients comprised 72% of total revenues.

NOTE 17 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2019, the Company entered into several hemp seed sale transactions with GenCanna, a related party, whereby the Company acquired large quantities of top-grade feminized hemp seeds with proven genetics at volume discounts that it sold to GenCanna at market rates. As previously disclosed in Note 1 – Organization and Description of Business, the Company classified the $33.2 million due from GenCanna as a receivable from a related party, with approximately $29.0 million recognized as revenue from a related party for the nine months ended September 30, 2019, and approximately $4.2M recorded under Unearned Revenue From Related Party on the balance sheet. Upon payment of the receivable balance by GenCanna, the amount in Unearned Revenue From Related Party will be recognized as revenue.

As disclosed in Note 11 – Debt, the Company’s two mortgages with Bank of New England are personally guaranteed by the Company’s CEO and CFO.

In September 2019, the Company granted five-year options to purchase 100,000 shares of common stock to each of the Company’s three independent board members at an exercise price of $0.99. The aggregate fair value of these options of approximately $191,000 is being amortized over the six-month vesting period, of which approximately $92,000 was amortized at September 30, 2019.

In January 2018, the Company granted options to purchase 1.45 million shares of common stock to the Company’s board members at exercise prices ranging from $0.14 to $0.77 and expiring between December 2020 and December 2022. The aggregate fair value of these options of approximately $480,000 was fully amortized by June 30, 2018.

During the nine months ended September 30, 2019 and 2018, options to purchase 350,000 and 400,000 shares of common stock, respectively, were exercised by board members on a cashless basis with the exercise prices paid via the surrender of 139,985 shares of common stock in 2019 and 98,000 shares of common stock in 2018.

In January 2018, options to purchase 200,000 shares of common stock were forfeited by two board members. No options were forfeited by board members in 2019.

The Company’s current corporate offices are leased from a company owned by a related party under a 10-year lease that commenced August 2018 and contains a five-year extension option. Previous to this lease, the Company’s former corporate offices were also leased from a company owned by a related party. For the nine months ended September 30, 2019 and 2018, expenses incurred under these leases approximated $117,000 and $16,000, respectively.

The outstanding Due To Related Parties balances at September 30, 2019 and December 31, 2018 of approximately $416,000 and $276,000, respectively, were comprised of amounts owed of approximately (i) $100,000 and $81,000, respectively, to the Company’s CEO and CFO, (ii) $256,000 and $135,000, respectively, to two companies partially owned by these officers, and (iii) $60,000 in both periods to two stockholders of the Company. Such amounts owed are not subject to repayment schedules.

The outstanding Due From Related Parties balance at December 31, 2018 of approximately $120,000 was comprised of an advance to a company partially owned by the Company’s CEO and CFO. This amount was entirely offset by advances from such related parties. At September 30, 2019, there were no amounts due from related parties.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is the lessee under five operating leases and four finance leases. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments.

The details of the Company’s operating lease agreements are as follows:

●	Delaware – 4,000 square feet of retail space in a multi-use building under a five-year lease that commenced in October 2016 and contains a five-year option to extend the term. The Company developed the space into a cannabis dispensary which is subleased to its cannabis-licensed client.

●	Delaware – a 100,000 square foot warehouse leased in March 2019 that the Company intends to construct into a cultivation and processing facility to be subleased to the same Delaware client. The lease term is 10 years, with an option to extend the term for three additional five-year periods.

●	Nevada – 10,000 square feet of an industrial building that the Company has built-out into a cannabis cultivation facility and plans to rent to its cannabis-licensed client under a sub-lease which will be coterminous with this lease expiring in 2024.

●	Massachusetts – 10,000 square feet of office space which the Company utilizes as its corporate offices under a 10-year lease with a related party expiring in 2028, with an option to extend the term for an additional five-year period.

●	Maryland – a 2,700 square foot 2-unit apartment under a lease that expires in July 2020 with an option to renew for a two-year term.

The Company leases machinery and office equipment under finance leases that expire in February 2022 through June 2024 with such terms being a major part of the economic useful life of the leased property.

The components of lease expense for the nine months ended September 30, 2019 were as follows:

Operating lease cost	$585,940
Finance lease cost:
Amortization of right-of-use assets	$14,914
Interest on lease liabilities	4,188
Total finance lease cost	$19,102

The weighted average remaining lease term for operating leases is 9.5 years, and for the finance lease is 3.9 years. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was 7.5% for all leases.

Future minimum lease payments as of September 30, 2019 under all non-cancelable operating leases having an initial or remaining term of more than one year were:

	Operating Leases	Finance Lease
2019	$141,156	$9,603
2020	917,444	38,412
2021	1,008,227	38,412
2022	949,535	27,123
2023	910,166	23,201
Thereafter	5,139,851	3,229
Total lease payments	9,066,379	$139,980
Less: imputed interest	(2,727,246)	(18,778)
	$6,339,133	$121,202

Terminated Employment Agreement

An employment agreement which commenced in 2012 with Thomas Kidrin, the former CEO of the Company, that provided Mr. Kidrin with salary, car allowances, stock options, life insurance, and other employee benefits, was terminated by the Company in 2017. At September 30, 2019 and December 31, 2018, the Company maintained an accrual of approximately $1,043,000 for any amounts that may be owed under this agreement, although the Company contends that such agreement is not valid and no amount is due.

In July 2019, Mr. Kidrin, also a former director of the Company, filed a complaint in the Massachusetts Superior Court, that alleges the Company failed to pay all wages owed to him and breached the employment agreement, and requests multiple damages, attorney fees, costs, and interest. The Company has moved to dismiss certain counts of the complaint and has asserted counterclaims against Mr. Kidrin alleging breach of contract, breach of fiduciary duty, money had and received, and unjust enrichment. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend this matter and prosecute its counterclaims.

Maryland Acquisition

As previously disclosed in Note 3 – Acquisitions, the sellers of Kind have attempted to renegotiate the terms of the MOU, alleging that the MOU is not an enforceable agreement, despite the MOU containing all the definitive material terms with respect to the acquisition transaction and confirming the management and lease agreements. The Company engaged with the sellers in a good faith attempt to reach updated terms acceptable to both parties, but the non-reciprocation of the sellers resulted in an impasse. Additionally, both parties through counsel further sought to resolve the impasse, however such initiative resulted in both parties commencing legal proceedings. For further information, see Note 19 – Subsequent Events.

NOTE 19 – SUBSEQUENT EVENTS

On October 1, 2019, the Illinois Department of Financial & Professional Regulation approved the Company’s acquisition of the KPGs and Mari-IL. Effective on such date, (i) the purchase price of 1,000,000 shares of the Company’s common stock was paid to the selling parties, and (ii) the KPGs and Mari-IL became wholly-owned subsidiaries of the Company to be consolidated into the Company’s financial statements.

During the month of October 2019, the Company issued three-year warrants to purchase 300,000 shares of common stock at an exercise price of $1.37 per share for services rendered. Also during this month, the Company granted to employees for services (i) 24,074 shares of common stock, and (ii) five-year options to purchase 500,000 shares of common stock at an exercise price of $0.71 per share.

In October 2019, the Company closed on the purchase of a 9,000 square foot building in Annapolis, MD. The purchase price of approximately $1.7 million was paid with the proceeds from a $2.0 million promissory note issued by the Company to an unaffiliated third party and secured by the property. The note, which matures in January 2020, provides the payee with origination fees aggregating 5% of the principal, and bears interest at the rate of 2% per month commencing 90 days from the start of the note. The Company intends to develop the property into a medical marijuana dispensary to be leased to Kind.

On November 13, 2019, Kind commenced an action in the Circuit Court for Washington County, MD against the Company alleging, inter alia, breach of contract, breach of fiduciary duty and unjust enrichment, and seeking a declaratory judgment, injunctive relief, an accounting and damages in excess of $75,000. On November 15, 2019, the Company filed counterclaims against Kind and, as plaintiffs, the Company commenced an action against the Kind sellers alleging breach of contract with respect to the MOU and the management agreement, unjust enrichment, promissory estoppel/detrimental reliance, and fraud in the inducement. The Company seeks a declaratory judgement that the MOU is an enforceable contract, specific performance of such contact, and the establishment of a constructive trust for the Company’s benefit.

Both parties brought motions for a temporary restraining order and a preliminary injunction. On November 21, 2019, the Court denied both parties’ motion for a temporary restraining order. In its opinion, the Court specifically noted that, contrary to Kind’s allegations, the management agreement and lease “appear to be independent, valid and enforceable contracts.” Currently, each party’s preliminary injunction motion is pending before the Court. The Company believes that its claims for breach of contract with respect to the MOU and the management agreement, unjust enrichment, promissory estoppel/detrimental reliance, and fraud in the inducement are meritorious and that Kind’s claims against the Company are without merit. The Company intends to aggressively prosecute and defend the action.

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

The following discussion should be read in conjunction with the unaudited financial statements and related notes which are included under Item 1 of this report.

We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

Overview

General

MariMed Inc. (“we”, “our”, “us”, “MariMed” or the “Company”) is a leader in the legal cannabis and hemp industries. The Company’s stock is quoted on the OTCQX market under the ticker symbol, MRMD.

We are industry experts in the development, operation, management and optimization of cannabis cultivation, production and dispensing facilities. These facilities, located in multiple states, are leased to our clients who are entities that have been awarded legal and medical marijuana licenses by multiple states.

Since entering the cannabis industry, we have demonstrated an excellent track record in managing state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of legal cannabis and cannabis-infused products. We provide industry-leading expertise and consultative services in all aspects of cannabis licensing procurement, including ongoing management oversight or real estate services to five independent operations in five states – Delaware, Illinois, Maryland, Nevada and Massachusetts.

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

We have secured, on behalf of our clients, 12 cannabis licenses across six states — two in Delaware, two in Illinois, one in Nevada, one in Rhode Island, three in Maryland and three in Massachusetts. We have client operating facilities that are opened or under development in the cities of Wilmington, Lewes, and Milford in Delaware; the cities of Anna and Harrisburg in Illinois; Clark county in Nevada; Arundel county and the city of Hagerstown in Maryland; and the cities of New Bedford and Middleborough in Massachusetts. In total, we have developed in excess of 300,000 square feet of seed-to-sale cannabis facilities.

In 2018, we began a transition from being a management and advisory firm that provides cannabis licensing, operational consulting and real estate services, to being primarily a direct owner of cannabis licenses and operator of seed-to-sale operations, dedicated to the improvement of health and wellness through the use of cannabinoids and cannabis products. We have implemented a plan to consolidate the ownership of our client operating entities under the MariMed banner.

To date, the acquisitions of clients in Massachusetts and Illinois have been completed, with the remaining clients under contract and in various stages of completion, as discussed below. Our acquisition efforts are subject to each particular state’s laws governing cannabis license ownership, and accordingly, there is no assurance that we will be successful in fully implementing our plan. Once the consolidation is completed, we will own, manage and operate cultivation, manufacturing and retail dispensary operations in six states. Moreover, we plan to leverage our success in providing management oversight in these markets to expand into other states, while focusing on regulatory compliance, efficiency and product performance.

Recognizing the emergence of the global hemp market following the enactment of the 2018 U.S. Farm Bill, in late 2018 we purchased $30 million of subordinated secured convertible debentures (the “GC Debentures”) from GenCanna Global USA, Inc., a leading producer and distributor of industrial hemp, CBD formulations, and hemp genetics (“GenCanna”). In February 2019, we converted the GC Debentures, plus accrued interest, into a 33.5% ownership interest in GenCanna on a fully diluted basis. Additionally, the Company established a wholly owned subsidiary, MariMed Hemp Inc., in January 2019 to market and distribute hemp-derived CBD products across several vertical markets.

We have also developed precision-dosed cannabis- and hemp-infused products designed for specific medical conditions and related symptoms. These products are licensed under Company-owned brands such as Kalm Fusion™, Betty’s Eddies™, Nature’s Heritage™ and Florance™, in the form of dissolvable strips, tablets, powders, microwaveable popcorn, fruit chews, and with more varieties in development. The Company also sublicenses several top brands including Lucid Mood™ disposable vape pens, and DabTabs™ revolutionary vaporization tablets infused with cannabis concentrates, the Binske® line of cannabis products made from premium artisan ingredients, and the clinically tested medicinal cannabis strains developed in Israel by Tikun Olam™. We plan to continue licensing the best brands and products in the industry for distribution through our owned and client owned dispensaries across the country.

Over our short history, we have developed an excellent reputation for strong management in the cannabis industry. As a management company, our clients have thrived and succeeded in their respective markets. Our goal is to continue this success as we transition from a manager and advisor to an owner of cannabis licenses and an operator of cannabis businesses. Our strengths can be summarized as follows:

Professional Management

We have had considerable success writing award-winning applications for clients applying for licenses in new and established legal cannabis states; creating and developing defined business, operating and security plans; sourcing real estate for cannabis facilities in receptive municipalities; and raising capital to purchase and develop facilities. These skills are important as we expand our footprint into new states on a direct ownership basis.

Development of State-of-the-Art Cannabis Facilities and Operations

We have constructed numerous cannabis cultivation, production, and dispensary facilities in several states utilizing and developing industry “best practices” in all of our facilities, and our clients’ seed-to-sale operations in multiple states are examples of operational excellence under our proven management processes and practices.

Cannabis Brand Creation

We have developed unique brands of precision-dosed cannabis-infused products which are currently licensed and distributed in cannabis-legal states. Going forward, we intend to continue expanding both our brand portfolio and the licensing of our branded products into additional cannabis-legal states.

Investment in Hemp Production, Branding, and Distribution

Our direct ownership in GenCanna, which we believe will become one of the largest hemp producers in the United States by the year 2020, will help ensure we have access to a safe and reliable source of hemp-based CBD. The market for hemp-based CBD products is expected to grow significantly over the next several years.

With the creation of the wholly-owned subsidiary MariMed Hemp in early 2019, we have started to make inroads into the branding and distribution of hemp-derived CBD products. With our acquisition in February 2019 of MediTaurus and its Florance™ brand, we are starting to leverage the GenCanna relationship and grow the revenue base for hemp-derived CBD products.

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

Consolidation Plans

Our strategic plan involves the acquisition of the business operations and licenses of entities to which we provide advisory and real estate services. The following is an overview of the consolidation process:

Massachusetts

We successfully converted ARL Healthcare Inc. (“ARL”), our cannabis-licensed client, from a non-profit entity to a for-profit corporation of which we are the sole shareholder. We now own ARL and its cannabis licenses for cannabis cultivation, production and dispensing, and as a licensee, we will have priority to obtain incremental licenses as they are made available by the state.

We recently completed construction of a 70,000 square foot state-of-the-art cultivation and production facility for ARL in New Bedford within our 138,000 square foot facility purchased in 2017. We also own a 22,700 square foot building in Middleborough in which we developed a 10,000 square foot dispensary. Both locations have been approved by the state to commence full operations in December 2019. Furthermore, subject to regulatory approval, we intend to open two more dispensaries in the Boston area by the end of 2020.

Maryland

In December 2018, we entered into a memorandum of understanding (“MOU”) to acquire Kind Therapeutics USA Inc. (“Kind”), our cannabis-licensed client that holds licenses for the cultivation, production, and dispensing of medical cannabis. The MOU provides for a total purchase price of $6.3 million in cash, 2,500,000 shares of our common stock, and other consideration. The acquisition is subject to the approval by the Maryland Medical Cannabis Commission, which approval was not expected prior to October 2020.

Also in December 2018, MariMed Advisors Inc, our wholly owned subsidiary, and Kind entered into a management agreement pursuant to which we provide Kind with comprehensive management services in connection with the business and operations of Kind, and Mari Holdings MD LLC, our majority-owned subsidiary, entered into a 20-year lease with Kind for its utilization of the Company’s 180,000 square foot cultivation and production facility in Hagerstown, MD. Additionally, in October 2019, we purchased a 9,000 square foot building in Anne Arundel County for the development of a dispensary which would be leased to Kind.

Recently, the sellers of Kind have attempted to renegotiate the terms of the MOU. Even though the MOU contains all the definitive material terms with respect to the acquisition transaction and confirms the management and lease agreements, the selling parties now allege that the MOU is not an enforceable agreement. We engaged with the sellers in good faith in an attempt to reach updated terms acceptable to both parties, however the sellers failed to reciprocate in good faith, resulting in an impasse. Incrementally, both parties through counsel further sought to resolve the impasse, however such initiative resulted in both parties commencing legal proceedings. For further information, see Part II, Item 1. Legal Proceedings in this report.

Illinois

In October 2019, the Illinois Department of Financial & Professional Regulation approved our acquisition of the ownership interests of KPG of Anna LLC and KPG of Harrisburg LLC, the Company’s two cannabis-licensed clients that operate Company-built and owned medical marijuana dispensaries in the state of Illinois (both entities collectively, the “KPGs”). As part of this transaction, we also acquired the selling parties’ interests in Mari Holdings IL LLC, our subsidiary which owns the real estate in which the KPGs’ dispensaries are located. Effective October 1, 2019, 100% of the operations of these entities will be consolidated into our financial statements. Additionally, the state is in the process of legalizing adult-use cannabis which we believe will permit us to expand into two additional locations when such legalization occurs.

Nevada

In November 2018, we issued a letter of intent to acquire 100% of the ownership interests of The Harvest Foundation LLC, our cannabis-licensed client in the state of Nevada (“Harvest”). In August 2019, the parties entered into a purchase agreement governing the transaction. The acquisition is conditioned upon the approval of the state cannabis commission which is pending. Harvest holds both medical and adult-use cannabis licenses, and operates in approximately 10,000 square feet of an industrial building that we lease and have built out into a cannabis cultivation facility. We are currently awaiting state approval of the transaction which we expect to receive by the end of the year.

Delaware

Delaware currently is a not-for-profit state with regard to the ownership of cannabis licenses. We provide comprehensive management and real estate services to First State Compassion Center (“FSCC”), our cannabis-licensed client which was awarded Delaware’s first ever seed-to-sale medical cannabis license and owns two out of the four statewide licenses.

FSCC operates out of our 47,000 square foot seed-to-sale facility in Wilmington, and a 4,000 square foot retail location in Lewes that we lease. We has recently signed a lease with an option to purchase a 100,000 square foot building in Milford, with plans to build another cultivation and production facility to serve the state’s growing patient count.

The state is expected to allow “for-profit” ownership of cannabis licenses in the near future, at which time we will seek to acquire FSCC and obtain ownership of the licenses and operations.

Rhode Island

Rhode Island currently is a not-for-profit state with regard to the ownership of cannabis licenses. We are in continuing negotiations to purchase the real estate which is leased to our cannabis-licensed client, the Thomas C. Slater Compassion Center (“Slater”), and to acquire, subject to state approval, the management company that oversees Slater’s operations. The entity that owns the real estate and the management company are both partially owned by the Company’s CEO and CFO. If these transactions are completed, we will generate real estate and management fees until the state allows “for-profit” ownership, which is expected to occur in 2020. At that time, we will seek to acquire Slater’s cannabis licenses and operations.

New Operations – Completed Transactions & Current Activities

GenCanna Global Inc.

In late 2018, we purchased the GC Debentures from GenCanna. In February 2019, we converted the GC Debentures plus accrued interest through the conversion date into common shares of GenCanna representing a 33.5% ownership interest in GenCanna on a fully diluted basis, and our CEO, Robert Fireman, was appointed to GenCanna’s board of directors.

In December 2018, the 2018 U.S. Farm Bill (the “Farm Bill”) became law in the United States. Under the Farm Bill, industrial and commercial hemp is no longer classified as a Schedule I controlled substance, and explicitly allows interstate hemp commerce which will enable its legal transport and delivery across state lines.

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

MariMed Hemp

To leverage its investment in GenCanna, we established MariMed Hemp Inc. in January 2019, a wholly-owned subsidiary to develop, market, and distribute hemp-based CBD brands and products to different classes of retailers and direct to consumers. In addition, MariMed Hemp will be developing and acquiring top quality genetics and biomass to resell to growers and processors.

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

As part of our education initiative, we are assembling a Scientific Advisory Board (the “SAB”), that includes some of the world’s leading scientists and researchers focused on the scientific application of cannabis and hemp for health and wellness. The SAB’s goals will include the development of strategies to address the most widespread and debilitating medical and dietary conditions through the utilization of cannabis- and hemp-based therapies.

MediTaurus

To facilitate our drive for greater science and education, we acquired MediTaurus LLC in June 2019. MediTaurus was established by Dr. Jokubas Ziburkas a leading authority on hemp-based CBD and the endocannabinoid system. Dr. Ziburkas holds a PhD in Neuroscience, and currently serves as Associate Professor of Neuroscience at the University of Houston, where his research is focused on cannabinoid actions in the brain and novel treatments for neurological disorders. He has published over 20 peer-reviewed articles and book chapters, and is regarded as a thought leader in the global cannabis industry.

MediTaurus has developed proprietary formulations for hemp-derived CBD, and currently operates in Lithuania and Texas. Its Florance™ brand, recently launched in Germany, is marketed globally through the MediTaurus website. Additionally, Dr. Ziburkas has been named the Chief Innovation Officer of MariMed, and will assist MariMed Hemp in the marketing and distribution of Florance™ and newly-developed products throughout the United States and Europe.

Pipeline Transactions

MariMed is actively pursuing other growth opportunities to expand its asset portfolio in the hemp and cannabis industries. At this time, there is no assurance that any of these opportunities will materialize.

Corporate History

The Company was originally incorporated in the state of Delaware in January 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly Worlds.com Inc.) under the name Worlds Online Inc. In May 2011, Worlds Inc. spun-off of the Company to its stockholders. At its inception, the Company operated online virtual environments which did not gain traction with users.

In early 2014, the Company transitioned its operational focus to the emerging cannabis industry and made its first acquisition of a cannabis business.

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

During the period from August to October 2018, the Company loaned $300,000 to Healer LLC, an entity that provides cannabis education, dosage programs, and products developed by Dr. Dustin Sulak, an integrative medicine physician and nationally renowned cannabis practitioner. In 2019, the Company loaned Healer an additional $500,000.

During the period September 2018 to November 2018, in a series of investments, the Company purchased an aggregate of $30 million of subordinated secured convertible debentures of GenCanna. In February 2019, the Company converted the debentures plus accrued interest through the conversion date into a 33.5% equity interest on a fully diluted basis.

In October 2018, the Company entered into a purchase agreement to acquire KPG of Anna LLC and KPG of Harrisburg LLC, the Company’s two cannabis-licensed clients that operate medical marijuana dispensaries in the state of Illinois (both entities collectively, the “KPGs”), and the KPGs’ owners’ interests in Mari Holdings IL LLC, the Company’s subsidiary that owns the real estate where the KPGs’ two dispensaries are located. On October 1, 2019, the Illinois Department of Financial & Professional Regulation approved the Company’s acquisition of the KPGs and Mari-IL. As of such date, the KPGs and Mari-IL are wholly-owned subsidiaries of the Company.

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

In November 2018, the Company issued a letter of intent to acquire The Harvest Foundation LLC, the Company’s client awarded a cannabis license for cultivation in the state of Nevada. In August 2019, the parties entered into a purchase agreement governing the transaction. The acquisition is conditional upon state approval, which is expected to occur by the end of the year.

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

In December 2018, the Company executed a memorandum of understanding (“MOU”) to acquire Kind Therapeutics USA Inc. (“Kind”), its client in the state of Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis. The MOU provides for a total purchase price of $6.3 million in cash, 2,500,000 shares of the Company’s common stock, and other consideration. The transaction is subject to the approval by the Maryland Medical Cannabis Commission, which approval was not expected prior to October 2020. Recently, the sellers of Kind have attempted to renegotiate the terms of the MOU. Even though the MOU contains all the definitive material terms with respect to the acquisition transaction and confirms certain management and lease agreements, the selling parties now allege that the MOU is not an enforceable agreement. The Company engaged with the sellers in good faith in an attempt to reach updated terms acceptable to both parties, however the sellers failed to reciprocate in good faith, resulting in an impasse. Incrementally, both parties through counsel further sought to resolve the impasse, however such initiative resulted in both parties commencing legal proceedings. For further information, see Part II, Item 1. Legal Proceedings in this report.

In January 2019, the Company entered into an agreement with Maryland Health & Wellness Center Inc. (“MHWC”), an entity that has been pre-approved for a cannabis dispensing license, to provide MHWC with a $300,000 construction loan in connection with the buildout of MHWC’s proposed dispensary location. Upon the two-year anniversary of final state approval of MHWC’s dispensing license, the Company shall have the right, subject to state approval, to convert the promissory note underlying the construction loan into 20% ownership of MHWC. The Company also entered into a consulting services agreement to provide MHWC with advisory and oversight services over a three-year period relating to the development, administration, operation, and management of MHWC’s proposed dispensary in Maryland.

In January 2019, the Company converted a $250,000 note receivable from Chooze Corp., an entity that develops CBD- and THC-infused products without debilitating side effects, into a 2.7% ownership interest in the entity.

In January 2019, the Company established MariMed Hemp Inc., a wholly-owned subsidiary to develop, market, and distribute hemp-based CBD brands and products, and to provide hemp producers with bulk quantities of hemp genetics and biomass. During the quarter ended September 30, 2019, MariMed Hemp launched Hemp Engine™, a store-within-a-store turnkey distribution platform of CBD-based products for retailers.

In May 2019, the Company extended loans totaling $750,000 to Atalo Holdings Inc., an agriculture and biotechnology firm specializing in research, development, and production of industrial hemp and hemp-based CBD products. In July 2019, the Company extended an additional loan of $230,000 to Atalo.

In May 2019, the Company issued 500,000 shares of its common stock in exchange for an 8.95% interest in Terrace Inc., a Canadian entity that develops and acquires international cannabis assets.

In June 2019, the Company executed a purchase agreement to acquire MediTaurus LLC, a company established by Jokubas Ziburkas PhD, a neuroscientist and leading authority on hemp-based CBD and the endocannabinoid system. MediTaurus operates in the United States and Europe and has developed proprietary CBD formulations sold under its Florance™ brand.

In July 2019, the Company entered into a licensing agreement for the exclusive manufacturing and distribution in seven eastern states of the Binske® portfolio of products, a brand known for utilizing best-in-class proprietary strains and craft ingredients in its edibles, concentrates, vaporizers, and topicals.

In August 2019, the Company extended a loan of $250,000 to High Fidelity Inc., a company that owns and operates two seed-to sale medical marijuana facilities in the state of Vermont, and produces its own line of CBD products.

In October 2019, the Company closed on the purchase of a 9,000 square foot building in Annapolis, MD which it intends to develop into a medical marijuana dispensary to be leased to Kind.

Significant Transactions in the Current Period

During the nine months ended September 30, 2019, the Company entered into several hemp seed sale transactions with GenCanna whereby the Company acquired large quantities of top-grade feminized hemp seeds with proven genetics at volume discounts that it sold to GenCanna at market rates. The seeds met the U.S. government’s definition of federally legal industrial hemp, which was descheduled as a controlled substance and classified as an agricultural commodity upon the signing of the 2018 U.S. Farm Bill.

The Company purchased $20.75 million of hemp seed inventory during the nine months ended September 30, 2019, which the Company sold and delivered to GenCanna for $33.2 million. The Company provided GenCanna with extended payment terms through December 2019, to coincide with the completion of the seeds’ harvest, although the payment by GenCanna is not contingent upon the success of such harvest or its yield.

As required by the relevant accounting guidance, the Company has classified the $33.2 million due from GenCanna as a receivable from a related party, with approximately $29,0 million recognized as revenue from a related party for the nine months ended September 30, 2019, and approximately $4.2 million recorded under Unearned Revenue From Related Party on the balance sheet. Upon payment of the receivable balance by GenCanna, the amount in Unearned Revenue From Related Party will be recognized as revenue.

To partially fund the seed purchases, the Company borrowed $17.0 million, which is included in Notes Payable on the balance sheet as of September 30, 2019 and further discussed in Note 11 – Debt.

The Company continues to explore opportunities to continue such seed sale transactions in the future, however there is no assurance that such transactions will materialize.

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

Product Sales – Our direct sales of cannabis, hemp, and products derived from these plants will be classified under this revenue category. This year, we commenced the direct sale of acquired hemp seed inventory. As the Company continues to explore opportunities to continue such sales, significant product sales are expected to be generated from (i) the distribution of the Company’s acquired and developing hemp-derived CBD product lines, (ii) the dispensary and wholesale operations of ARL in Massachusetts and the KPGs in Illinois, and (iii) the Company’s planned cannabis-licensee acquisitions in Maryland and Nevada.

Expenses

We classify our expenses into three broad categories:

●	cost of revenues, which includes the direct costs associated with the generation of our revenues;

●	operating expenses, which include the sub-categories of personnel, marketing and promotion, and general and administrative; and

●	non-operating income and expenses, which include the sub-categories of interest expense, interest income, non-cash losses on debt settlements equity in earnings of our non-consolidated investments, and other one-one gains or losses.

Liquidity and Capital Resources

During the nine months ended September 30, 2019, we raised $2.6 million from the issuance of common stock, $17.0 million from the issuance of promissory notes, and $9.6 million from the issuance of convertible debentures. Please refer to the notes accompanying our condensed consolidated financial statements at September 30, 2019 for further discussion on these transactions.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Total revenues for the three months ended September 30, 2019 increased to approximately $11.2 million from approximately $3.4 million for the same period in 2018, a more than three-fold increase of approximately $7.8 million. This substantial growth was primarily due to the hemp seed sale transactions with GenCanna, a related party, whereby the Company acquired large quantities of top-grade feminized hemp seeds with proven genetics at volume discounts that it sold to GenCanna at market rates (the “Seed Transactions”). The Seed Transactions have been discussed in further detail in Note 1 – Organization of Description of Business of the Company’s financial statements included in Part I of this report. The higher level of revenues was also attributable to a 167% increase in licensing revenue associated with the Company’s branded products, and a 91% increase in management fees earned from a percentage of revenue generated by the Company’s cannabis-licensed clients.

Cost of revenues rose in line with the increase in revenues, from approximately $1.5 million for the three months ended September 30, 2018 to approximately $6.5 million for the three months ended September 30, 2019. This increase was primarily due to the cost of hemp seeds incurred by the Company of approximately $5.0 million as part of the Seed Transactions. As a percentage of revenues, cost of revenues in the current quarter associated with the Seed Transactions was 71%, higher than the contracted cost ratio of 62.5%, due to the deferral of profits required by the accounting guidance and effected by an approximate $1.0 million reduction of the recognized revenue, such reduction based on the Company’s ownership percentage of GenCanna. Apart from the Seed transactions, cost of revenues as a percentage of revenue decreased from 45% in 2018 to 36% in 2019, demonstrating the Company’s continued leveraging of its infrastructure to generate higher margins in its core business.

As a result of the foregoing, gross profit expanded from approximately $1.9 million in 2018 to approximately $4.7 million in 2019, an increase of 151%. Although gross profit as a percentage of revenue declined from 55% to 42%, this was expected based on the 37.5% contracted margin and the required accounting treatment of the Seed Transactions discussed above. Looking at the recurring business on a stand-alone basis, gross profit as a percentage of revenues increased from 55% to 64%.

Personnel expense increased to approximately $1,242,000 for the three months ended September 30, 2019 from approximately $352,000 for the same period a year ago. The increase was primarily the result of the hiring of additional staff to support (i) higher levels of revenue and (ii) our expansion into a direct owner of cannabis licenses and operator of seed-to-sale operations.

Marketing and promotion costs increased to approximately $92,000 for the three months ended September 30, 2019 from approximately $37,000 for the same period a year ago. As a percentage of revenues, however, these costs remained steady at approximately 1% of revenues.

General and administrative costs increased to approximately to $2.4 million for the three months ended September 30, 2019 from approximately $2.0 million for the same period a year ago. The year over year increase is primarily due to (i) additional leasing costs and utilities of a property in Milford, DE which the Company is developing into an additional cultivation and production facility for its client in that state, and (ii) increases in corporate insurance and professional fees.

As a result of the above, the Company generated operating income of approximately $973,000 for the three months ended September 30, 2019, compared with an operating loss of approximately $549,000 for the same period in 2018, a positive period-over-period change of approximately $1,522,000.

Net non-operating expenses increased to approximately $7.4 million from approximately $2.9 million for the three months ended September 30, 2019 and 2018, respectively. This increase was primarily due to (i) approximately $3.2 million of non-cash amortization of the beneficial conversion feature on the $20M Debentures, and of warrants issued together with the issuance of debt (such amortization reflected within Interest Expense), (ii) the Company’s non-cash equity in the net loss of GenCanna of approximately $2.9 million, and (iii) approximately $852,000 of interest expense from the issuance of debentures and promissory notes to finance working capital and the Seed Transactions, offset by a reduction of approximately $2.4 million of losses incurred in the prior period from the extinguishment of debt. Additionally, the Company recorded a provision for income taxes of approximately $901,000 for the three months ended September 30, 2019. No provision was recorded in the same period in 2018.

As a result of the foregoing, the Company incurred net losses of approximately $7.3 million and $3.4 million for the three months ended September 30, 2019 and 2018, respectively.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Total revenues for the nine months ended September 30, 2019 increased to approximately $40.4 million compared with $8.4 million from the same period in 2018, a nearly five-fold increase of approximately $32.0 million. This considerable growth was principally due to the Seed Transactions discussed in further detail in Note 1 – Organization of Description of Business of the Company’s financial statements included in Part I of this filing. Revenue generated from the Seed Transactions commenced in the second quarter of 2019 and approximated $29.0 million through September 30, 2019. The increase in revenues was also attributable to (i) a 106% increase in licensing revenue associated with the Company’s branded products, (ii) a 105% increase in management fees earned from the Company’s cannabis-licensed clients, and (iii) an 85% increase in supply procurement revenue, primarily from Kind in Maryland.

Cost of revenues increased from approximately $3.3 million for the nine months ended September 30, 2018 to approximately $24.5 million for the nine months ended September 30, 2019. This increase was primarily due to the cost of hemp seeds incurred by the Company of approximately $20.8 million as part of the Seed Transactions. As a percentage of revenues, cost of revenues associated with the Seed Transactions was 71%, higher than the contracted cost of 62.5%, due to the deferral of profits required by the accounting guidance and effected via an approximate $4.2 million reduction of the recognized revenue, such reduction based on the Company’s ownership percentage of GenCanna. Apart from the Seed transactions, cost of revenues as a percentage of revenue decreased from 40% in 2018 to 33% in 2019, as the Company continued to leverage its infrastructure to generate higher margins in its recurring business.

As a result of the foregoing, gross profit increased from approximately $5.1 million in 2018 to approximately $15.9 million in 2019. Although gross profit as a percentage of revenue declined from 61% to 39%, this was expected based on the 37.5% contracted margin and the required accounting treatment of the Seed Transactions discussed above. Looking at the core business on its own, gross profit as a percentage of revenues increased from 61% to 67%.

Personnel expense increased to approximately $2.7 million for the nine months ended September 30, 2019 from $822,000 for the same period a year ago. The increase was primarily the result of the hiring of additional staff to support (i) higher levels of revenue and (ii) our expansion into direct cannabis and hemp operations.

Marketing and promotion costs increased from approximately $167,000 for the nine months ended September 30, 2018 to approximately $287,000 for the nine months ended September 30, 2019. Despite the increase, these costs decreased as a percentage of revenues from 2% in 2018 to 1% in 2019.

General and administrative costs increased to approximately $6.8 million for the nine months ended September 30, 2019 from approximately $4.5 million for the same period a year ago. The year over year increase is primarily due to a (i) higher level of legal costs and travel expenses in the current period associated with the consolidation of our cannabis-licensee clients, settlement of the AgriMed matter, Terrace investment, acquisition of MediTaurus, and other merger activity which has yet to close, (ii) additional leasing costs and utilities of a property in Milford, DE which the Company is developing into an additional cultivation and production facility for its client in that state, (iii) increases in corporate insurance, and (ii) non-cash increases in depreciation and amortization.

As a result of the above, the Company generated operating income of approximately $6.1 million for the nine months ended September 30, 2019, compared with an operating loss of approximately $417,000 for the same period in 2018.

Net non-operating expenses increased from approximately $5.2 million for the nine months ended September 30, 2018 to approximately $6.7 million for the nine months ended September 30, 2019. This increase was primarily due to (i) approximately $6.5 million of non-cash amortization of the beneficial conversion feature on the $20M Debentures, and of warrants issued together with the issuance of debt (such amortization reflected within Interest Expense), (ii) interest expense of approximately $1.5 million primarily from the issuance of promissory notes to fund the Seed Transactions, and (iii) the Company’s non-cash equity in the loss of GenCanna of approximately $928,000, offset by (a) a reduction of approximately $4.2 million of losses incurred in the prior period from the extinguishment of debt, and (b) the net settlement proceeds of $2.9 million from the AgriMed matter. Additionally, the Company recorded a provision for income taxes of approximately $1.9 million and $12,000 for the nine months ended September 30, 2019 and 2018, respectively.

As a result of the foregoing, the Company incurred a net loss of approximately $2.5 million during the nine months ended September 30, 2019 compared with a net loss of approximately $5.6 million during the same period 2018, a positive period-over-period change in excess of $3.0 million.

Subsequent Events

On October 1, 2019, the Illinois Department of Financial & Professional Regulation approved the Company’s acquisition of the KPGs and Mari-IL. Effective on such date, (i) the purchase price of 1,000,000 shares of the Company’s common stock was paid to the selling parties, and the KPGs and Mari-IL became wholly-owned subsidiaries of the Company to be consolidated into the Company’s financial statements.

During the month of October 2019, the Company issued three-year warrants to purchase 300,000 shares of common stock at an exercise price of $1.37 per share for services rendered. Also during this month, the Company granted to employees for services (i) 24,074 shares of common stock, and (ii) five-year options to purchase 500,000 shares of common stock at an exercise price of $0.71 per share.

In October 2019, the Company closed on the purchase of a 9,000 square foot building in Annapolis, MD. The purchase price of approximately $1.7 million was paid with the proceeds from a $2.0 million promissory note issued by the Company to an unaffiliated third party and secured by the property. The note, which matures in January 2020, provides the payee with origination fees aggregating 5% of the principal, and bears interest at the rate of 2% per month commencing 90 days from the start of the note. The Company intends to develop the property into a medical marijuana dispensary to be leased to Kind.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2019 and year to date, we implemented significant measures to remediate previously disclosed ineffectiveness of our internal control over financial reporting including insufficient degree of segregation of duties amongst our accounting and financial reporting personnel, and the lack of a formalized and complete set of policy and procedure documentation evidencing our system of internal controls over financial reporting. This included engagement of accounting consultants as needed to provide expertise on specific areas of the accounting guidance, the continued hiring of individuals with appropriate experience in internal controls over financial reporting, and the modification to our accounting processes and enhancement to our financial controls including the ongoing testing of such controls. Further, during the quarter ended September 30, 2019, we expanded our board of directors to include a majority of independent disinterested directors and we established an audit, compensation and nominating, and corporate governance committee of the board of directors. During the quarter, the board of directors also adopted a formal policy with respect to related party transactions.

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In July 2019, Thomas Kidrin, the former chief executive officer and a former director of the Company, filed a complaint in the Massachusetts Superior Court, Suffolk County, captioned Thomas Kidrin v. MariMed Inc., et. al., Civil Action No. 19-2173D. In the complaint, Mr. Kidrin alleges that the Company failed to pay all wages owed to him and breached his employment agreement, dated August 30, 2012, and requests multiple damages, attorney fees, costs, and interest. The Company has moved to dismiss certain counts of the complaint and has asserted counterclaims against Mr. Kidrin alleging breach of contract, breach of fiduciary duty, money had and received, and unjust enrichment. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend this matter and prosecute its counterclaims.

On November 13, 2019, Kind Therapeutics USA Inc. (“Kind”) commenced an action in the Circuit Court for Washington County, MD captioned Kind Therapeutics USA, Inc. vs. MariMed, Inc., MariMed Holdings MD, LLC and MariMed Advisors, Inc. (Case No. C-21-CV-19-000670) alleging, inter alia, breach of contract, breach of fiduciary duty and unjust enrichment, and seeking a declaratory judgment, injunctive relief, an accounting and damages in excess of $75,000. On November 15, 2019, the Company filed counterclaims against Kind and, as plaintiffs, the Company commenced an action against each of Jennifer DiPietro, Susan Zimmerman, Sophia Leonard-Burns (the Kind sellers) and William Tham, alleging breach of contract with respect to each of the MOU and the management agreement, unjust enrichment, promissory estoppel/detrimental reliance, and fraud in the inducement, and seeking a declaratory judgement that the MOU is an enforceable contract, specific performance of such contact, and the establishment of a constructive trust for the Company’s benefit. Both parties, MariMed (including MariMed Holdings MD, LLC and MariMed Advisors, Inc.) and Kind, brought motions for a temporary restraining order and a preliminary injunction. By Opinion and Order entered on November 21, 2019, the Court denied both parties motions for a temporary restraining order. In its opinion, the Court specifically noted that, contrary to Kind’s allegations, the Management Agreement and Lease “appear to be independent, valid and enforceable contracts.” Each party’s preliminary injunction motion is currently pending before the Court. The Company believes that its claims for breach of contract with respect to each of the MOU and the management agreement, unjust enrichment, promissory estoppel/detrimental reliance, and fraud in the inducement are meritorious and that Kind’s claims against the Company are without merit. The Company intends to aggressively prosecute and defend the action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2019, the Company sold 799,995 shares of common stock at a price of $3.25 per share, resulting in total proceeds of $2.6 million. These funds will be used to fund the Company’s operations, continue the development of its facilities, and expand its hemp seed wholesale operations and branded licensing business.

In June 2019, the Company issued an aggregate of 1,000,000 shares of common stock to two owners of Harvest.

During the nine months ended September 30, 2019, the Company issued three-year warrants to purchase 1,350,000 shares of common stock at exercise prices ranging from $1.71 to $5.00 per share. Also during this period, the Company granted (i) 108,820 shares of common stock to employees, and (ii) options to purchase 900,000 shares of common stock to employees and independent directors, at exercise prices ranging from $0.99 to $1.95 per share, expiring four and five years from grant date.

The sales of the securities described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act and Regulation D promulgated thereunder. A legend restricting the sale, transfer, or other disposition of these securities other than in compliance with the Securities Act was placed on the securities issued in the foregoing transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant. (Incorporated herein by reference to the Company’s Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.)

3.1.1	Amended Certificate of Incorporation of the Registrant. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.)

3.2	Bylaws – Restated as Amended. (Incorporated herein by reference to the Company’s Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.)

10.1	Amended and Restated 2018 Stock Award and Incentive Plan. (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019.)

10.2	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D. and Edward J. Gildea. (Filed herewith.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certifications of Chief Executive Officer (Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.)

32.2	Section 1350 Certifications of Chief Financial Officer (Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.)

101.INS XBRL	Instance Document (Filed herewith.)

101.SCH XBRL	Taxonomy Extension Schema (Filed herewith.)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase (Filed herewith.)

101.DEF XBRL	Taxonomy Extension Definition Linkbase (Filed herewith.)

101.LAB XBRL	Taxonomy Extension Label Linkbase (Filed herewith.)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 27, 2019

MARIMED INC.

By:	/s/ Robert Fireman
Robert Fireman
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jon R. Levine
Jon R. Levine
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant. (Incorporated herein by reference to the Company’s Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.)

3.1.1	Amended Certificate of Incorporation of the Registrant. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.)

3.2	Bylaws – Restated as Amended. (Incorporated by reference herein to the Company’s Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.)

10.1	Amended and Restated 2018 Stock Award and Incentive Plan. (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019.)

10.2	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D. and Edward J. Gildea. (Filed herewith.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certifications of Chief Executive Officer (Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.)

32.2	Section 1350 Certifications of Chief Financial Officer (Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.)

101.INS XBRL	Instance Document (Filed herewith.)

101.SCH XBRL	Taxonomy Extension Schema (Filed herewith.)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase (Filed herewith.)

101.DEF XBRL	Taxonomy Extension Definition Linkbase (Filed herewith.)

101.LAB XBRL	Taxonomy Extension Label Linkbase (Filed herewith.)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase (Filed herewith.)

