Form 10-K
period 2019-12-31
MARIMED INC.
filed 2020-04-01
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

617-795-5140

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
None	Not Applicable	Not Applicable

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of June 28, 2019 of $2.02 per share, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $264.7 million.

At March 31, 2020, the issuer had outstanding 230,292,407 shares of Common Stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information in response to Part III of this Report are incorporated herein by reference to the registrant’s Definitive Proxy Statement, to be filed on or before April 29, 2020, with respect to its 2020 Annual Meeting of Stockholders.

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

(1)

PART I

ITEM 1. BUSINESS.

Overview

MariMed Inc. (the “Company”) is a leader in the emerging cannabis industry. The Company is an expert in the development, operation, management and optimization of facilities for the cultivation, production and dispensing of medicinal and recreational cannabis and cannabis-infused products. To date, the Company has developed in excess of 300,000 square feet of state-of-the-art, regulatory-compliant facilities in five states – Delaware, Illinois, Maryland, Massachusetts, and Nevada.

At the outset of the Company’s entrance into the cannabis industry, the Company provided advisory services and assistance to its clients in the procurement of state-issued cannabis licenses, leased its aforementioned cannabis facilities to these newly-licensed clients, and provided industry-leading expertise and oversight in all aspects of their cannabis operations, as well as ongoing regulatory, accounting, human resources, and administrative services. During this time, the Company successfully secured, on behalf of its clients, 13 cannabis licenses across six states – two in Delaware, three in Illinois, one in Nevada, one in Rhode Island, three in Maryland, and three in Massachusetts.

Since entering the cannabis industry, the Company has demonstrated an excellent track record developing and operating licensed cannabis facilities, implementing its proprietary operating procedures, and industry best practices. In 2018, the Company commenced a strategic plan to transition from an advisory firm that provides cannabis licensing, operational consulting and real estate services, to a direct owner of cannabis licenses and operator of seed-to-sale operations, dedicated to the improvement of health and wellness through the use of cannabinoids and cannabis products.

The Company’s strategic plan consists of the acquisition of its cannabis-licensed clients who currently lease the Company’s facilities, and the consolidation of these entities under the MariMed banner. The Company has played a key role in the successes of these entities, from the securing of their cannabis licenses, to the development of facilities that are models of excellence, to providing operational and corporate guidance. Accordingly, the Company believes it is well suited to own these facilities and manage the continuing growth of their operations.

A goal in completing this transition is to present a simpler, more transparent financial picture to the investor community. Once the consolidation is complete, the Company’s financial statements will provide a clearer representation of the revenues, earnings, and other financial metrics that the Company is generating, rather than a fee-for-service revenue model that reports only consulting and management fees, and does not reflect the full breadth of the Company’s overall business.

To date, acquisitions of the licensed businesses in Massachusetts and Illinois have been state-approved and completed, with the remaining entities located in Maryland, Nevada, and Rhode Island at various stages of completion and state approvals as further discussed below. When implemented, all of the Company’s cannabis-licensed clients will be fully consolidated into the Company, establishing it as a fully integrated seed-to-sale multistate operator of licensed cannabis businesses.

Each of the remaining potential acquisitions is subject to the respective state’s approval under its laws governing the ownership and transfer of cannabis licenses. The completion of the entire plan requires a modification of current cannabis license ownership laws in in Delaware and Rhode Island, and therefore there is no assurance that the Company will be successful in fully implementing its plan. However, the Company continues to develop additional revenue and business in the states in which it operates and plans to leverage its success in these markets to expand into other states where cannabis is and becomes legal.

The Company has also created its own brands of precision-dosed, cannabis-infused products designed to treat specific health conditions, alleviate medical symptoms, or achieve a certain effect. These products are developed by the Company in cooperation with state-licensed facilities and operators who meet the Company’s strict standards, including all natural—not artificial or synthetic—ingredients. The Company licenses its product formulations only to knowledgeable manufacturing professionals who agree to adhere to the Company’s precise scientific formulations using its trademarked product recipes.

The Company’s branded products are licensed under brand names including Kalm Fusion™, Nature’s Heritage™, and Betty’s Eddies™, and are distributed in the form of dissolvable strips, tablets, powders, microwaveable popcorn, fruit chews, and with more varieties in development. The Company also has exclusive sublicensing rights in certain states to distribute DabTabs™ vaporization tablets infused with cannabis concentrates, the Binske® line of cannabis products made from premium artisan ingredients, and the clinically tested medicinal cannabis strains developed in Israel by Tikun Olam™. The Company intends to continue licensing and distributing its brands as well as other top brands in the Company’s current markets and in partnerships in other state markets across the country where product sale is legal.

In anticipation of the growing demand for hemp-derived cannabidiol (“CBD”), in 2018, the Company invested $30.0 million in GenCanna Global Inc. (“GenCanna”), a Kentucky-based cultivator, producer, and distributor of hemp and GMP-quality CBD oils and isolates. Concurrent with this investment, the Company acquired MediTaurus LLC (“MediTaurus”), a company operating in the United States and Europe that has developed proprietary CBD formulations under its Florance™ brand.

The transactions with GenCanna and MediTaurus, along with the Company’s cannabis platform and product experience, enabled the Company to expand into the emerging global CBD market just as the U.S Farm Bill was adopted in late 2018 which descheduled industrial hemp and hemp-derived CBD as controlled substances and classified them as agricultural commodities. This new law enabled a new emerging industry of CBD oils, isolates, and infused products within the United States. In early 2019, the Company established a wholly owned subsidiary, MariMed Hemp Inc. (“MariMed Hemp”) to market and distribute hemp-derived CBD products across several vertical markets.

Over the Company’s short history operating in the cannabis industry, it has fostered an excellent reputation for strong management, with clients that have thrived in their respective markets. The Company’s goal is to continue this success as it transitions from a manager and advisor to an owner and operator of cannabis businesses. The Company’s strengths can be summarized as follows:

(2)

Professional Management

The Company’s management is one of the most experienced and long-tenured in the cannabis industry. It has had considerable success creating and developing defined business, operating and security plans; sourcing real estate for cannabis facilities in receptive municipalities; and raising capital to purchase and develop facilities; adhering operations to regulations established by individual state governments, and writing award-winning applications for clients applying for licenses in new and established cannabis-legal states. These skills are important as the Company expands its footprint into new states on both a direct ownership and management services basis.

Development of State-of-the-Art Cannabis Facilities and Operations

The Company has developed state-of-the-art cannabis cultivation, production, and dispensary facilities in multiple states utilizing the Company’s proprietary practices and implementing industry best practices. Its facilities are examples of operational excellence under the Company’s proven management policies and processes.

Cannabis Brand Creation

The Company has developed unique brands of precision-dosed cannabis-infused products which are currently licensed and distributed in cannabis-legal states. The Company intends to continue expanding both its brand portfolio and the licensing of its branded products into additional cannabis-legal states and overseas.

Investment in Hemp Production, Branding, and Distribution

The Company has the potential for vast growth in the hemp-derived CBD market. It was one of the first cannabis companies to expand in the CBD market with its investment in GenCanna, which will ensure the Company has access to a safe and reliable source of hemp-derived CBD to meet the increasing market demand for CBD-infused products.

GenCanna planted and harvested in excess of 6,000 acres in 2019, making it one of the largest hemp producers in the United States. In recent months GenCanna has found itself in a difficult financial situation which has had a direct impact on the Company’s financial results as further described below.

Technological and Scientific Innovation

The Company is diligent in identifying and reviewing the latest sciences and processes applicable to the cultivation, distillation, production, packaging, securing, and distribution of cannabis and cannabis-infused products. The Company has obtained the highest quality cannabis strains and genetics. It is at the leading edge of patient education and physician outreach for cannabis, and it seeks strategic relationships with companies that are at the forefront of extraction and distillation.

Education and Knowledge Sharing

The rapid growth of legal cannabis and hemp-derived CBD markets presents a global paradigm shift and challenges to medical professionals and consumers who seek scientific knowledge and research regarding the medical benefits of certain strains and products of cannabis and hemp. The Company provides educational research and studies on its brands and products to its growing community of healthcare professionals and consumers. As cannabis becomes more mainstream, medical providers will need to be educated on how to prescribe or make recommendations to their patients, and consumers will need to learn how to gain the most benefit from certain strains, genetics, or formulations.

As part of its education initiative, the Company is assembling a Scientific Advisory Board (the “SAB”) that includes some of the most knowledgeable scientists and researchers focused on the scientific application of cannabis and hemp for health and wellness. The SAB’s goals will include the development of strategies to address the most widespread and debilitating medical and dietary conditions through the utilization of cannabis- and hemp-based therapies.

(3)

Cannabis Consolidation Plan

The following is a summary of the progress the Company has made towards its strategic transition from a management and advisory firm in the cannabis space, to a direct owner of cannabis licenses and seed-to-sale operations across six states – DE, IL, NV, MD, MA, and RI.

Massachusetts

In December 2018, the Massachusetts Cannabis Control Commission (the “MCCC”) approved the conversion of ARL Healthcare Inc. (“ARL”), the Company’s cannabis-licensed client, from a non-profit entity to a for-profit corporation and the transfer of ownership to the Company. ARL holds cannabis licenses for cultivation, production and dispensing.

The Company’s 10,000 square foot dispensary, developed within its 22,700 square foot property in Middleboro, received approval from the MCCC to commence operations in December 2019. The Company’s recently- completed 70,000 square foot cultivation and production facility, developed within its 138,000 square foot property in New Bedford, received approval from the MCCC to commence operations in January 2020, with its first harvest to be completed in the first quarter of 2020,

Illinois

In October 2019, the Illinois Department of Financial & Professional Regulation (the “IDFPR”) approved the Company’s acquisition of KPG of Anna LLC and KPG of Harrisburg LLC, the Company’s two cannabis-licensed clients that operate Company-built and -owned medical marijuana dispensaries in the state of Illinois (both entities collectively, the “KPGs”). As part of this transaction, the Company also acquired the selling parties’ interests in Mari Holdings IL LLC (“Mari-IL”), the Company’s subsidiary which owns the real estate in which the KPGs’ dispensaries are located.

Effective October 1, 2019, 100% of the operations of these entities have been consolidated into the Company’s financial statements. Additionally, on January 1, 2020, the IDFPR legalized recreational adult-use cannabis, allowing the Company to operate both medical and recreational adult-use programs in the Anna and Harrisburg dispensaries. Under this new law, the Company has the right to open two additional dispensaries under the current licenses, which are in the planning stages.

Maryland

In December 2018, the Company entered into a memorandum of understanding (“MOU”) to acquire Kind Therapeutics USA Inc. (“Kind”), its cannabis-licensed client that holds licenses for the cultivation, production, and dispensing of medical cannabis. The MOU provides for a total purchase price of $6.3 million in cash, 2,500,000 shares of the Company’s common stock, and other consideration. The acquisition is subject to approval by the Maryland Medical Cannabis Commission, which approval is not expected prior to October 2020.

Also in December 2018, MariMed Advisors Inc, the Company’s wholly owned subsidiary, and Kind entered into a management agreement to provide Kind with comprehensive management services in connection with the business and operations of Kind, and Mari Holdings MD LLC, the Company’s majority-owned subsidiary, entered into a 20-year lease with Kind for Kind’s utilization of the Company’s 180,000 square foot cultivation and production facility in Hagerstown, MD. Additionally, in October 2019, the Company purchased a 9,000 square foot building in Anne Arundel County which it is developing into a dispensary.

The current owners of Kind have attempted to renegotiate the terms of the MOU, even though the MOU contain all the definitive material terms with respect to the acquisition transaction and confirms the management and lease agreements. The Company engaged with the sellers in good faith in an attempt to reach updated terms acceptable to both parties, however the sellers failed to reciprocate in good faith, resulting in an impasse. Incrementally, both parties through counsel further sought to resolve the impasse, however such initiative resulted in both parties commencing legal proceedings. As a result, the consummation of this acquisition will likely be delayed and may not ultimately be completed. For further information, see Part II, Item 1. Legal Proceedings in this report.

Nevada

In August 2019, the Company entered into a purchase agreement to acquire 100% of the ownership interests of The Harvest Foundation LLC (“Harvest”), its cannabis-licensed client. Documentation requesting approval of the transaction has been submitted to the state cannabis commission, which is pending. Harvest holds both medical and recreational adult-use cannabis cultivation licenses, and operates in approximately 10,000 square feet of an industrial building that the Company leases and has built out into a cannabis cultivation facility.

Delaware

Delaware’s current cannabis program is for medical use only, and requires license holders to be not-for-profit entities. The Company provides comprehensive management and real estate services to First State Compassion Center (“FSCC”), its cannabis-licensed client whom the Company assisted in its being granted Delaware’s first ever seed-to-sale medical cannabis license and the holder of two of the four statewide licenses.

FSCC operates out of the Company’s 47,000 square foot seed-to-sale facility in Wilmington, and its 4,000 square foot leased retail location in Lewes. In 2019, the Company signed a lease with an option to purchase a 100,000 square foot building in Milford, which it is currently developing into a second cultivation and production facility for FSCC.

The state is expected to allow “for-profit” ownership of cannabis licenses in the near future, at which time the Company will seek to acquire FSCC and obtain ownership of the licenses and operations.

Rhode Island

Rhode Island currently has a medical cannabis program where license holders must be not-for-profit entities. The Company is in continuing discussions to acquire, subject to state approval, ownership interests of the management company that oversees the operations of the Company’s client, the Thomas C. Slater Compassion Center (“Slater”). If the transaction is completed, the Company will generate management fees until the state allows “for-profit” ownership, at which time the Company will seek to acquire Slater’s cannabis licenses and operations.

(4)

Significant Transactions in the Current Period

During 2019, the Company, through its MariMed Hemp subsidiary, entered into several hemp seed sale transactions with GenCanna whereby the Company acquired large quantities of top-grade feminized hemp seeds with proven genetics at volume discounts that it sold to GenCanna at market rates. The seeds met the U.S. government’s definition of federally legal industrial hemp, which was descheduled as a controlled substance and classified as an agricultural commodity upon the signing of the 2018 U.S. Farm Bill.

The Company purchased $20.75 million of hemp seed inventory which it sold and delivered to GenCanna for $33.2 million. The Company provided GenCanna with extended payment terms through December 2019, to coincide with the completion of the seeds’ harvest, although the payment by GenCanna was not contingent upon the success of such harvest or its yield. To partially fund the seed purchases, the Company raised $17.0 million in debt financings.

By the end of 2019, GenCanna had not paid the amount it owed the Company for its seed purchases due to several challenges it faced late in the year, including a fire at its main processing and lab facility, the domestic decline of CBD selling prices, and the contraction of the cannabis capital markets. In February 2020, GenCanna filed for voluntary reorganization under Chapter 11 with the U.S. Bankruptcy Court in the Eastern District of Kentucky. The filing is intended to permit GenCanna to operate its business while working through a reorganization plan that could include refinancing of its existing indebtedness, or an alternative restructuring transaction such as a sale.

As required by the relevant accounting guidance, the Company initially recorded the $33.2 million due from GenCanna as a related party receivable, with approximately $29.0 million recognized as related party revenue, and approximately $4.2 million classified as unearned revenue (such amount representing the Company’s 33.5% ownership portion of the profit on these transactions, which was to have been recognized as revenue upon payment by GenCanna). As a result of GenCanna’s Chapter 11 filing, the Company wrote off the receivable balance of approximately $29.0 million and the unearned revenue balance of approximately $4.2 million. Additionally, the Company recorded a charge to net income of approximately $30.2 million, which reduced to zero the carrying value of the Company’s investment in GenCanna.

GenCanna recently announced the completion of one the largest recorded hemp harvests in Kentucky, which exceeded 6,000 acres. The Company’s management believes that GenCanna’s Chapter 11 filing and ensuing restructuring will facilitate GenCanna’s ability to refinance its senior debt and arrange for the orderly payment of amounts due to its creditors, including the $33.2 million owed to the Company; however, there are no assurances that it will achieve this outcome or that the amount owed to the Company will be paid.

In addition to the foregoing adjustments, the Company recorded bad debt reserves in 2019 against the receivable and working capital balances due from (i) Kind of approximately $11.2 million in the aggregate, in light of the ongoing litigation between the Company and Kind, and (ii) Harvest of approximately $2.2 million in the aggregate, due to the anticipated effect on Harvest’s operations from a weakened local economy due to the coronavirus pandemic. These charges are further described in the footnotes accompanying the Company’s audited financial statements included in this report.

The Company expects the coronavirus pandemic to likewise have a negative impact on the operations of certain entities in which the Company has invested and to whom the Company has extended loans. For that reason, the Company also wrote off (i) three notes receivable balances of approximately $1.6 million in the aggregate, (ii) goodwill of approximately $2.7 million associated with the Company’s acquisition of MediTaurus, and (iii) the carrying value of a $500,000 investment. These items are further described in the footnotes accompanying the Company’s audited financial statements included in this report.

(5)

Corporate History

The Company was incorporated in the state of Delaware in January 2011 as a wholly-owned subsidiary of Worlds Inc. (formerly Worlds.com Inc.) under the name Worlds Online Inc. In May 2011, Worlds Inc. spun-off the Company to its stockholders. At its inception, the Company operated online virtual environments which did not gain traction with users.

In early 2014, the Company transitioned its operational focus to the emerging cannabis industry and made its first acquisition of a cannabis business.

In June 2017, the Company changed its name to MariMed Inc. and its ticker symbol to MRMD. The Company’s common stock is quoted on the OTCQX exchange.

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

In August 2018, the Company purchased a 23% ownership interest in an entity that provides a customer relationship management and marketing platform, branded under the name Sprout, specifically designed for companies in the cannabis industry. In early 2020, Sprout was being used by over 150 cannabis dispensaries.

During the period September 2018 to November 2018, in a series of investments, the Company purchased an aggregate of $30.0 million of subordinated secured convertible debentures of GenCanna. In February 2019, the Company converted the debentures plus accrued interest through the conversion date into a 33.5% equity interest of GenCanna on a fully diluted basis.

In October 2018, the Company entered into a purchase agreement to acquire KPG of Anna LLC and KPG of Harrisburg LLC, the Company’s two cannabis-licensed clients that operate medical marijuana dispensaries in the state of Illinois (both entities collectively, the “KPGs”), and the KPGs’ owners’ interests in Mari Holdings IL LLC, the Company’s subsidiary that owns the real estate where the KPGs’ two dispensaries are located. On October 1, 2019, the Illinois Department of Financial & Professional Regulation approved the Company’s acquisition of the KPGs and Mari-IL. As of such date, the KPGs and Mari-IL are wholly-owned subsidiaries of the Company. On January 1, 2020, the state legalized adult-use cannabis, which was added to the Company’s two existing cannabis licenses, thereby increasing the Company’s operations in the state to service both medical and recreational cannabis consumers.

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

In November 2018, the Company issued a letter of intent to acquire The Harvest Foundation LLC, the Company’s client awarded a cannabis license for cultivation in the state of Nevada. In August 2019, the parties entered into a purchase agreement governing the transaction. The acquisition is conditional upon state approval, which is expected to occur by the end of 2020.

In December 2018, the Company executed a memorandum of understanding (“MOU”) to acquire Kind Therapeutics USA Inc. (“Kind”), its client in the state of Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis. The MOU provides for a total purchase price of $6.3 million in cash, 2,500,000 shares of the Company’s common stock, and other consideration. The transaction is subject to the approval by the Maryland Medical Cannabis Commission, which approval was not expected prior to October 2020. Recently, the sellers of Kind have attempted to renegotiate the terms of the MOU. Even though the MOU contains all the definitive material terms with respect to the acquisition transaction and confirms certain management and lease agreements, the selling parties now allege that the MOU is not an enforceable agreement. The Company engaged with the sellers in good faith in an attempt to reach updated terms acceptable to both parties, however the sellers failed to reciprocate in good faith, resulting in an impasse. Incrementally, both parties through counsel further sought to resolve the impasse, however such initiative resulted in both parties commencing legal proceedings, which are currently pending. For further information, see Part II, Item 1. Legal Proceedings in this report.

In December 2018, the Company and Kind entered into a management service agreement to whereby the Company provides Kind with comprehensive management services, and a 20-year lease with for the leasing to Kind of the Company’s 180,000 square foot facility in Hagerstown, Maryland.

(6)

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

In January 2019, the Company converted a $250,000 note receivable from Chooze Corp., an entity that develops CBD- and THC-infused products intended to prevent debilitating side effects, into a 2.7% ownership interest in the entity.

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

In May 2019, the Company issued 500,000 shares of its common stock in exchange for an 8.95% interest in Terrace Inc. (“Terrace”), a Canadian entity that develops and acquires international cannabis assets. In November 2019, the common stock of Terrace commenced public trading on the Toronto Stock Venture Exchange

In June 2019, the Company executed a purchase agreement to acquire MediTaurus LLC, a company established by Jokubas Ziburkas PhD, a neuroscientist and leading authority on hemp-based CBD and the endocannabinoid system. MediTaurus operates in the United States and Europe and has developed proprietary CBD formulations sold under its Florance™ brand.

In July 2019, the Company entered into a licensing agreement for the exclusive manufacturing and distribution in seven states of the Binske® portfolio of products, a brand known for utilizing best-in-class proprietary strains and craft ingredients in its edibles, concentrates, vaporizers, and topicals.

In August 2019, the Company extended a loan of $250,000 to High Fidelity Inc., a company that owns and operates two seed-to sale medical marijuana facilities in the state of Vermont, and produces its own line of CBD products.

In October 2019, the Company closed on the purchase of a 9,000 square foot building in Annapolis, MD which it intends to develop into a medical marijuana dispensary.

(7)

Competition

The Company’s goal is to become a fully integrated multistate operator (“MSO”) of seed-to-sale cannabis operations. The Company is different than some of the other MSO’s in that it has incubated its client businesses from the bottom up, built its own brands and branded products, and has retained its core management team from inception. Other MSO’s have raised significantly more capital, including on the Canadian Stock Exchange, and acquired assets in more states than the Company has to date.

Additionally, while Company has a comprehensive suite of products and services for the cannabis industry, it faces competition from companies of varying sizes and geographic reach, who produce and sell similar products. Some of these companies provide a subset of the Company’s product and service offerings, while others are able to provide an equivalent level of the products and services offered by the Company. The Company’s sales could be reduced significantly if its competitors develop and market products that are more effective, more convenient, or are less expensive than its products. Going forward, as cannabis and hemp products become more mainstream and have greater acceptance, it is likely that larger and more established companies, with greater available resources including name recognition and national distribution networks, will enter the field. At the same time, the Company believes the emerging cannabis industry is growing at such a pace that there are more opportunities available than current cannabis businesses can support. With abundant opportunities, the Company at times works with others to insure a positive image in new and emerging states. Until recently, the black market and illegal cannabis traffickers that controlled this industry years ago from the shadows are a lesser competitive threat as such groups are diminishing.

(8)

Intellectual Property

The Company has currently filed for trademark protection for its Kalm Fusion™ and Betty’s Eddies™ branded product lines.

The Company’s proprietary processing, and manufacturing techniques and technologies, while not patented at this time, are kept strictly confidential. The Company enters into and enforces confidentiality agreements with key employees and consultants to protect its IP and general know-how.

Employees

As of December 31, 2019, the Company had a total of 97 employees, of which 81 were full-time. In addition, the Company utilized a variety of supporting consultants and oversaw many employees of its cannabis-licensee clients to implement its policies and procedures.

Website Access to Company Reports

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.marimedinc.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

In addition, copies of the Company’s annual report will be made available, free of charge, on written request.

ITEM 1A. RISK FACTORS

The Company’s business is subject to numerous risks, including but not limited to those set forth below. The Company’s operations and performance could also be subject to risks that do not exist as of the date of this report but emerge thereafter as well as risks that the Company does not currently deem material.

Risks related to the Company’s operations

Our auditors have expressed doubt as to our ability to continue as a going concern.

In their report on our December 31, 2019 financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern. A going concern qualification could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations.

Additional Financing Requirements and Access to Capital.

In order to fund necessary working capital to implement our business consolidation plan and satisfy current debt obligations, we will have to obtain debt financing, and/or sell additional equity securities in future financings. Additional equity financings may cause further dilution for existing stockholders. Current markets conditions and the COVID-19 pandemics impact on the global economy are having a significant adverse impact on both debt and equity financings. There can be no assurance that any such additional financing will be available or, if available, that its terms will be satisfactory to us. In addition, our costs and expenses may be higher than anticipated, and there can be no assurance that we will not be required to seek additional financing to meet our operating cash requirements or other financing and debt service needs. Failure to obtain additional financing would have material adverse effect on our results of operation and, could result in our defaulting under current debt payment obligations.

Raising additional funds by issuing convertible debt or equity securities may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing convertible debt or equity securities, the share ownership of existing stockholders will be diluted.  Further, any future debt financing may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions, among other restrictions. In addition, future debt financings may require us to pledge certain assets as security for such debt.

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

(9)

It will be difficult for you to evaluate us based on our past performance because we are a relatively new company in a new emerging industry with a limited operating history.

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

Demand and market acceptance for our licensed branded new cannabis-infused products are subject to a high level of uncertainty. The successful introduction of any new product requires a focused, efficient strategy to create awareness of and desire for the products. For example, in order to achieve market acceptance for our marijuana products we will need to gain market and patient acceptance. Despite management’s efforts to gather data before introducing new products as a means to minimize the risk of product non-acceptance, no assurance can be given that our efforts will be successful.

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

(10)

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

(11)

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

Research in Canada, the United States and internationally regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as CBD and THC) remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although the Company believes that the articles, reports and studies support its beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Future research studies and clinical trials may reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to cannabis, which could have a material adverse effect on the demand for the Company’s products with the potential to lead to a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

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

The Company’s operations are subject to environmental regulation in the various jurisdictions in which it operates. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company’s operations.

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

(12)

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

(13)

Risks related to the Company’s common stock

Possible issuances of our capital stock would cause dilution to our existing shareholders.

We currently have approximately 230.3 million shares of common stock outstanding and we are authorized to issue up to 500 million shares. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. In addition, we are authorized to issue up to 50 million shares of preferred stock that our board of directors can issue under any terms it wants and without any shareholder approval.

The exercise or conversion of outstanding warrants and options into common stock will dilute the percentage ownership of our other shareholders. The sale of such common stock or other common stock in the open market could adversely affect the market price of our common stock.

As of December 31, 2019 and 2018, there were 18,051,357 and 18,916,211, respectively, of potentially dilutive securities in the form of outstanding options and warrants. Also as of such dates, there were (i) $10.0 million and $8.6 million, respectively, of outstanding convertible debentures payable, and (ii) $350,000 of outstanding convertible promissory notes in both years, that were potentially dilutive, whose conversion into common stock is based on a discount to the market value of common stock on or about the future conversion date. More convertible securities will likely be granted in the future to our officers, directors, employees or consultants and as part of future financings. The exercise of outstanding stock options and warrants and conversion of notes and debentures will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the private or public markets could adversely affect the prevailing market price of our common stock.

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

(14)

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

(15)

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company currently owns and leases the following properties throughout the United States.

Wilmington, Delaware

The Company owns a 45,070 square foot facility on 2.25 acres within a fenced-in business park which it purchased in September 2016 and developed into a cannabis cultivation, processing, and dispensary facility. The property is secured under a mortgage with the Bank of New England that matures in 2031. The facility is leased to a cannabis licensee company occupying 100% of the space under a 20-year triple net lease expiring in 2035.

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

Milford, Delaware

In March 2019, the Company entered into a lease of a 100,000 square foot warehouse that it intends to build into a cultivation and processing facility. The lease term is 10 years, with an option to extend the term for three additional five-year periods. Construction of the first 60,000 square feet of this facility has commenced and is estimated to be completed by late 2020.

Anna, Illinois

The Company owns a 3,400 free-standing retail building that is secured under a mortgage with DuQuoin State Bank maturing in 2020, provided it is not annually renewed by the bank, which the bank has done every year of this mortgage (the “DSQ Mortgage”). The property is leased to the Company’s state licensed cannabis dispensary under a 20-year triple net lease expiring in 2036.

Harrisburg, Illinois

The Company owns a 3,400 free-standing retail building, also secured under the DSQ Mortgage. The property is leased to the Company’s state licensed cannabis dispensary under a 20-year triple net lease expiring in 2036.

Hagerstown, Maryland

The Company owns a 180,000 square foot manufacturing facility that it has developed into cannabis cultivation and production facility. The property secures a $3 million promissory note to an accredited investor which matures in 2020. This facility is leased to the company’s cannabis licensed client under a 20 year triple net lease expiring in 2038.

Annapolis, Maryland

In October 2019, the Company purchased a free-standing 10,000 square foot industrial building which it is developing into a medical marijuana dispensary.

Clark, Nevada

The Company is leasing approximately 10,000 square feet of an industrial building that we built out into a cannabis cultivation facility. This facility is subleased to the Company’s licensed cannabis client under a sub-lease which is coterminous with the Company’s lease for 10 years expiring in 2024.

New Bedford, Massachusetts

The Company owns 138,000 square foot industrial property located on 21.95 acres within the New Bedford Industrial Park. The property secures a mortgage with the Bank of New England that matures in 2027. Approximately half of the available square footage is leased to a non-cannabis manufacturing company under a five-year lease. The Company developed the other half of the building into a cannabis cultivation and processing facility which was approved for operations in January 2020.

Middleborough, Massachusetts

In July 2017, the Company purchased a 22,700 square foot retail and warehouse building located on the main street of this municipality. The property secures a $2.0 million promissory note issued to an accredited investor that matures in December 2021. The Company has constructed a 10,000 square foot retail dispensary which will be leased to the same cannabis licensee that leases the Company’s New Bedford facility under a 20-year lease that started in mid-2019.

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

On November 13, 2019, Kind Therapeutics USA Inc. (“Kind”) commenced an action in the Circuit Court for Washington County, MD captioned Kind Therapeutics USA, Inc. vs. MariMed, Inc., et al. (Case No. C-21-CV-19-000670) alleging, inter alia, breach of contract, breach of fiduciary duty, unjust enrichment, and seeking a declaratory judgment, injunctive relief, an accounting and damages in excess of $75,000. On November 15, 2019, the Company filed counterclaims against Kind and a third-party complaint against the Members of Kind (Jennifer DiPietro, Susan Zimmerman, and Sophia Leonard-Burns) and William Tham, alleging breach of contract with respect to each of the Memorandum of Understanding (“MOU”) and the Management Agreement (“MSA”), unjust enrichment, promissory estoppel/detrimental reliance, and fraud in the inducement, and seeking a declaratory judgement that the MOU is an enforceable contract, specific performance of such contact, and the establishment of a constructive trust for the Company’s benefit. Both parties, MariMed (including MariMed Holdings MD, LLC and MariMed Advisors, Inc.) and Kind, brought motions for a temporary restraining order and a preliminary injunction. By Opinion and Order entered on November 21, 2019, the Court denied both parties motions for a temporary restraining order. In its opinion, the Court specifically noted that, contrary to Kind’s allegations, the MSA and Lease “appear to be independent, valid and enforceable contracts.” Each party’s preliminary injunction motion is currently pending before the Court. The Company believes that its claims for breach of contract with respect to MOU, the MSA, as well as its claims for unjust enrichment, promissory estoppel/detrimental reliance, and fraud in the inducement are meritorious. Further, the Company believes that Kind’s claims against the Company are without merit. The Company intends to aggressively prosecute and defend the action.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

(16)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock currently trades on the OTCQX market under the MRMD ticker symbol. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders

As of March 31, 2020, the Company had 728 stockholders of record and 230,292,407 outstanding shares of common stock.

Dividends

The Company has never declared or paid a dividend on its common stock, and it does not anticipate paying cash or other dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In October 2019, the Company issued 1,000,000 shares of common stock representing the purchase price of the acquisition of the KPG’s and the minority interests of Mari-IL

In November 2019, the Company sold 215,000 shares of common stock at a price of $0.70 per share, resulting in total proceeds of $150,000. Also during this month, the Company issued 172,663 shares of common stock to settle an outstanding obligation that approximated $121,000.

During the period October 2019 to November 2019, the Company issued three-year and four-year warrants to purchase 510,000 shares of common stock at exercise prices ranging from $0.75 to $1.37 per share.

In December 2019, the holder of Company-issued debentures converted $1,100,000 of principal and approximately $17,000 of accrued interest into subscriptions on 3,004,131 shares of common stock at a conversion price of $0.37 per share. Such common shares were issued in January 2020.

In December 2019, the Company issued 2,435,116 shares of common stock to retire a promissory note with a principal balance of $950,000 and accrued interest of $97,100.

In December 2019, the Company’s CEO and an independent board member exercised stock options to purchase 200,000 and 132,499 shares of common stock, respectively, at weighted average exercise prices of $0.11 and $0.08 and $0.14 per share, respectively.

In December 2019, the Company granted 32,726 shares of common stock to employees at an aggregate value of approximately $29,000. These granted shares were issued in January 2020.

During the period October 2019 to December 2019, the Company granted options to purchase 1,665,000 shares of common stock at exercise prices of $0.42 to $1.00 per share. Also during this period, options to purchase 856,251 shares of common stock were forfeited.

The securities described above were issued to accredited investors in private transactions not involving a public offering or the payment of commissions and were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act and Regulation D promulgated thereunder. A legend restricting the sale, transfer, or other disposition of these securities other than in compliance with the Securities Act was placed on the securities issued in the foregoing transactions.

(17)

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2019 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	6,271,250	$1.51	38,535,000
Equity compensation plans not approved by stockholders	0	$0	0
Total	6,271,250		38,535,000

(1)	Consist of options exercisable for (i) 250,000 shares granted under the Company’s the 2011 Stock Option and Restricted Stock Award Plan; and (ii) 6,021,250 shares granted under the Incentive Plan (hereinafter defined) of which 4,556,250 shares continue to be subject to the terms of the Company’s 2018 Stock Award and Incentive Plan.

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

The Incentive Plan is an omnibus plan, authorizing a variety of equity award types as well as cash and long-term incentive awards. An aggregate of 40,000,000 shares are reserved for delivery to participants, and may be used for any type of award under the Incentive Plan. Shares actually delivered in connection with an award will be counted against such number of reserved shares. Shares will remain available for new awards if an award under the Incentive Plan expires, is forfeited, canceled, or otherwise terminated without delivery of shares or is settled in cash. Each award under the Incentive Plan is subject to the Company’s claw back policy in effect at the time of grant of the award.

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

ITEM 6. SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Regulations S-K and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

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

(18)

Overview

MariMed Inc. (the “Company”) is a leader in the emerging cannabis industry. The Company is an expert in the development, operation, management and optimization of facilities for the cultivation, production and dispensing of medicinal and recreational cannabis and cannabis infused products. To date, the Company has developed in excess of 300,000 square feet of state-of-the-art, regulatory-compliant facilities in five states – Delaware, Illinois, Maryland, Massachusetts, and Nevada.

At the outset of the Company’s entrance into the cannabis industry, the Company provided advisory services and assistance to its clients in the procurement of state-issued cannabis licenses, leased its aforementioned cannabis facilities to these newly-licensed clients, and provided industry-leading expertise and oversight in all aspects of their cannabis operations, as well as ongoing regulatory, accounting, human resources, and administrative services. During this time, the Company successfully secured, on behalf of its clients, 13 cannabis licenses across six states – two in Delaware, three in Illinois, one in Nevada, one in Rhode Island, three in Maryland, and three in Massachusetts.

Since entering the cannabis industry, the Company has demonstrated an excellent track record developing and operating licensed cannabis facilities, implementing its proprietary operating procedures, and industry best practices. In 2018, the Company commenced a strategic plan to transition from an advisory firm that provides cannabis licensing, operational consulting and real estate services, to a direct owner of cannabis licenses and operator of seed-to-sale operations, dedicated to the improvement of health and wellness through the use of cannabinoids and cannabis products.

The Company’s strategic plan consists of the acquisition of its cannabis-licensed clients who currently lease the Company’s facilities, and the consolidation of these entities under the MariMed banner. The Company has played a key role in the successes of these entities, from the securing of their cannabis licenses, to the development of facilities that are models of excellence, to providing operational and corporate guidance. Accordingly, the Company believes it is well suited to own these facilities and manage the continuing growth of their operations.

A goal in completing this transition is to present a simpler, more transparent financial picture to the investor community. Once the consolidation is complete, the Company’s financial statements will provide a clearer representation of the revenues, earnings, and other financial metrics that the Company is generating, rather than a fee-for-service revenue model that reports only consulting and management fees, and does not reflect the full breadth of the Company’s overall business.

To date, acquisitions of the licensed businesses in Massachusetts and Illinois have been state-approved and completed, with the remaining entities located in Maryland, Nevada, and Rhode Island at various stages of completion and state approvals as further discussed below. When implemented, all of the Company’s cannabis-licensed clients will be fully consolidated into the Company, establishing it as a fully integrated seed-to-sale multistate operator of licensed cannabis businesses.

Each of the remaining potential acquisitions is subject to the respective state’s approval under its laws governing the ownership and transfer of cannabis licenses. The completion of the entire plan requires a modification of current cannabis license ownership laws in in Delaware and Rhode Island, and therefore there is no assurance that the Company will be successful in fully implementing its plan. However, the Company continues to develop additional revenue and business in the states in which it operates and plans to leverage its success in these markets to expand into other states where cannabis is and becomes legal.

The Company has also created its own brands of precision-dosed, cannabis-infused products designed to treat specific health conditions, alleviate medical symptoms, or achieve a certain effect. These products are developed by the Company in cooperation with state-licensed facilities and operators who meet the Company’s strict standards, including all natural—not artificial or synthetic—ingredients. The Company licenses its product formulations only to knowledgeable manufacturing professionals who agree to adhere to the Company’s precise scientific formulations using its trademarked product recipes.

The Company’s branded products are licensed under brand names including Kalm Fusion™, Nature’s Heritage™, and Betty’s Eddies™, and are distributed in the form of dissolvable strips, tablets, powders, microwaveable popcorn, fruit chews, and with more varieties in development. The Company also has exclusive sublicensing rights in certain states to distribute DabTabs™ vaporization tablets infused with cannabis concentrates, the Binske® line of cannabis products made from premium artisan ingredients, and the clinically tested medicinal cannabis strains developed in Israel by Tikun Olam™. The Company intends to continue licensing and distributing its brands as well as other top brands in the Company’s current markets and in partnerships in other states markets across the country where product sale is legal.

In anticipation of the growing demand for hemp-derived cannabidiol (“CBD”), in 2018, the Company invested $30.0 million in GenCanna Global Inc. (“GenCanna”), a Kentucky-based cultivator, producer, and distributor of hemp and GMP-quality CBD oils and isolates. Concurrent with this investment, the Company acquired MediTaurus LLC (“MediTaurus”), a company operating in the United States and Europe that has developed proprietary CBD formulations under its Florance™ brand.

The transactions with GenCanna and MediTaurus, along with the Company’s cannabis platform and product experience, enabled the Company to expand into the emerging global CBD market just as the U.S Farm Bill was adopted in late 2018 which descheduled industrial hemp and hemp-derived CBD as controlled substances and classified them as agricultural commodities. This new law enabled a new emerging industry of CBD oils, isolates, and infused products within the United States. In early 2019, the Company established a wholly owned subsidiary, MariMed Hemp Inc. (“MariMed Hemp”) to market and distribute hemp-derived CBD products across several vertical markets.

Over the Company’s short history operating in the cannabis industry, it has fostered an excellent reputation for strong management, with clients that have thrived in their respective markets. The Company’s goal is to continue this success as it transitions from a manager and advisor to an owner and operator of cannabis businesses.

(19)

Significant Transactions in the Current Period

During 2019, the Company, through its MariMed Hemp subsidiary, entered into several hemp seed sale transactions with GenCanna whereby the Company acquired large quantities of top-grade feminized hemp seeds with proven genetics at volume discounts that it sold to GenCanna at market rates. The seeds met the U.S. government’s definition of federally legal industrial hemp, which was descheduled as a controlled substance and classified as an agricultural commodity upon the signing of the 2018 U.S. Farm Bill.

The Company purchased $20.75 million of hemp seed inventory which it sold and delivered to GenCanna for $33.2 million. The Company provided GenCanna with extended payment terms through December 2019, to coincide with the completion of the seeds’ harvest, although the payment by GenCanna was not contingent upon the success of such harvest or its yield. To partially fund the seed purchases, the Company raised $17.0 million in debt financings.

By the end of 2019, GenCanna had not paid the amount it owed the Company for its seed purchases due to several challenges it faced late in the year, including a fire at its main processing and lab facility, the domestic decline of CBD selling prices, and the contraction of the cannabis capital markets. In February 2020, GenCanna filed for voluntary reorganization under Chapter 11 with the U.S. Bankruptcy Court in the Eastern District of Kentucky. The filing is intended to permit GenCanna to operate its business while working through a reorganization plan that could include refinancing of its existing indebtedness, or an alternative restructuring transaction such as a sale.

As required by the relevant accounting guidance, the Company initially recorded the $33.2 million due from GenCanna as a related party receivable, with approximately $29.0 million recognized as related party revenue, and approximately $4.2 million classified as unearned revenue (such amount representing the Company’s 33.5% ownership portion of the profit on these transactions, which was to have been recognized as revenue upon payment by GenCanna). As a result of GenCanna’s Chapter 11 filing, the Company wrote off the unearned revenue balance of approximately $4.2 million and receivable balance of approximately $29.0 million. Additionally, the Company recorded a charge to net income of approximately $30.2 million, which reduced to zero the carrying value of the Company’s investment in GenCanna.

GenCanna recently announced the completion of the largest recorded hemp harvest in Kentucky, which exceeded 6,000 acres. The Company’s management believes that GenCanna’s Chapter 11 filing and ensuing restructuring will facilitate GenCanna’s ability to refinance its senior debt and arrange for the orderly payment of amounts due to its creditors, including the $33.2 million owed to the Company; however, there are no assurances that it will achieve this outcome or that the amount owed to the Company will be paid.

In addition to the foregoing adjustments, the Company recorded bad debt reserves in 2019 against receivable and working capital balances due from (i) Kind of approximately $11.2 million in the aggregate, in light of the ongoing litigation between the Company and Kind, and (ii) Harvest of approximately $2.2 million in the aggregate, due to the anticipated effect on Harvest’s operations from a weakened local economy due to the coronavirus pandemic. These charges are further described in the footnotes accompanying the Company’s audited financial statements included in this report.

The Company expects the coronavirus pandemic to likewise have a negative impact on the operations of certain entities in which the Company has invested and to whom the Company has extended loans. For that reason, the Company wrote off (i) three notes receivable balances of approximately $1.6 million in the aggregate, (ii) goodwill of approximately $2.7 million associated with the Company’s acquisition of MediTaurus, and (iii) the carrying value of a $500,000 investment. These items are further described in the footnotes accompanying the Company’s audited financial statements included in this report.

(20)

Revenues

The Company’s revenues are currently comprised of the following primary categories:

Real Estate – The Company’s state-of-the-art, regulatory-compliant cannabis facilities are leased to its cannabis-licensed clients over 20-year lease terms. The Company generates rental income from occupancy, tenant improvements, equipment rentals, and additional rental income based on the success of the cannabis licensees.

Management –The Company receives fees for providing comprehensive oversight of its clients’ entire cannabis cultivation, production, and dispensary operations. Along with this oversight, the Company provides human resources, regulatory, accounting, sales, marketing, and reporting services.

Licensing – The Company derives licensing revenue from the sale of its branded precision-dosed cannabis-infused products, such as Kalm Fusion™ and Betty’s Eddies™, to regulated dispensaries throughout the country.

Consulting – The Company assists third parties in securing cannabis licenses, and provides advisory services in the areas of facility design and development, and cultivation and dispensing best practices.

Supply Procurement – The Company maintains large volume discounts with top national vendors of cultivation and production supplies and equipment, which the Company acquires and resells at competitive prices to its cannabis-licensed clients or third parties.

Product Sales – The Company’s direct sales of cannabis, hemp, and products derived from these plants are classified under this revenue category. In 2019, the Company commenced the direct sale of acquired hemp seed inventory. As the Company continues to explore opportunities to continue such sales, significant product sales are expected to be generated from (i) the distribution of the Company’s acquired and developing hemp-derived CBD product lines, (ii) the dispensary and wholesale operations of ARL in Massachusetts and the KPGs in Illinois, and (iii) the Company’s planned cannabis-licensee acquisitions in Maryland and Nevada.

Expenses

The Company classifies its expenses into three broad categories:

●	cost of revenues, which includes the direct costs associated with the generation of the Company’s revenues;

●	operating expenses, which include the sub-categories of personnel, marketing and promotion, general and administrative, bad debts, and goodwill write-downs; and

●

non-operating income and expenses, which include the sub-categories of interest expense, interest income, losses on debt settlements, losses on equity investments, changes in the fair value of non-consolidated investments, and other one-time gains or losses.

(21)

Liquidity and Capital Resources

As of December 31, 2019, the Company reported cash and cash equivalents of approximately $739,000 and negative working capital of approximately $29.3 million, compared to cash and cash equivalents of approximately $4.1 million and working capital of approximately $5.8 million as of December 31, 2018. The decline in working capital from year-to-year was primarily the result of (i) the issuance of $17.0 million of promissory notes to fund the purchase of large quantities of top-grade hemp seeds at volume discounts which then were sold to GenCanna, a related party, at market rates (the “Seed Transactions”), (ii) the write off of the receivable balance due from GenCanna of approximately $29.0 million following GenCanna’s Chapter 11 filing, (iii) the recording in 2019 of a bad debt reserve against the receivable and working capital balances due from Kind of approximately $11.2 million in the aggregate in light of the current litigation between the Company and Kind, and (iv) the recording in 2019 of a bad debt reserve against the receivable and working capital balances due from Harvest of approximately $2.2 million in the aggregate due to the anticipated effect on Harvest’s operations from a weakened local economy due to the coronavirus pandemic. Please refer to the footnote disclosures accompanying the Company’s audited consolidated financial statements for the years ended December 31, 2019 and 2018, included in Part I of this report, for further discussion of the Seed Transactions and the receivable reserves.

While the bankruptcy of GenCanna, previously discussed in Part I of this report, has had a significant impact on the Company’s short-term capital resources, the Company successfully completed several financing transactions subsequent to December 31, 2019 to generate liquidity and working capital. As further disclosed in Note 21 – Subsequent Events of the Company’s audited financial statements, the Company raised approximately $4.4 million as part of an exchange agreement with two institutional stockholders, and $935,000 from the issuance of convertible debentures. Additionally, the Company has extended the maturity dates of approximately $19.4 million of promissory notes, and is in the process of finalizing the documentation to extend another $3.0 million of promissory notes.

Moreover, as of the filing date of this report, the Company has obtained a commitment from an accredited investor for a $12.0 million loan, secured by the Company’s real estate, at a rate of 10% per annum with a one-year term, and an option to extend for an additional year. This transactions is expected to close upon the lender’s completion of its due diligence, which is in its final stages, although there is no assurance that it will close in the foreseeable future or at all. Also as of the filing date of this report, the Company is in discussions with financial institutions to consider generating liquidity from the Company’s unencumbered real property through mortgage-backed financings, the refinancing of certain outstanding mortgage loans, the sales-leaseback of certain properties, and/or a combination thereof. Based on preliminary discussions, such financings could potentially generate upwards of $17.0 million from such transactions, however the Company has not signed any commitments it has received to date and there are no assurances that it will.

In addition to the aforementioned financing transactions that have been consummated and that are in progress, the operations of the Company’s recently acquired entities in Illinois and Massachusetts are expected to generate considerable liquidity and working capital for the Company. Since their acquisition, the KPGs in Illinois have generated approximately $1.0 million of pretax income for the Company, which has exceeded forecasts. The cultivation and production facility acquired in Massachusetts will soon complete its first harvest and commence full scale selling operations in this robust market.

In connection with the preparation of its financial statements for the year ended December 31, 2019, the Company’s management evaluated the Company’s ability to continue as a going concern in accordance with the ASU 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40), which requires an assessment of relevant conditions or events, considered in the aggregate, that are known or reasonably knowable by management on the issuance dates of the financial statements which indicated the probable likelihood that the Company will be unable to meet its obligations as they become due within one year after the issuance date of the financial statements.

As part of its evaluation, management assessed known events, trends, commitments, and uncertainties, which at the time included the status of its consolidation plan, the GenCanna bankruptcy, the amount of capital raised by the Company during the past two calendar years, the recent level of cannabis industry investment activity, the stock price movement of public cannabis companies, the actions and/or results of certain bellwether cannabis companies, the measure of cannabis investor confidence, and the changes to state laws with respect to adult-use recreational and medical cannabis use.

The Company believes that it will close incremental debt financings in the foreseeable future, and it projects that its operating profit will organically support its day-to-day operations by the latter part of 2020. However, since there are no assurances that another financing transaction will be consummated, or that the Company will meet or exceed its projections in light of the unknown current state of the global economy, there are similarly no assurances that the Company will be able to meet all of its obligations as they become due within one year after the issuance date of the financial statements.

(22)

Operating Activities

For the year ended December 31, 2019, net cash used in operating activities approximated $24.1 million, compared to approximately $2.9 million for the same period in 2018. The rise of cash used in operations was primarily due to (i) the purchases of hemp seed inventory of approximately $20.75 million as part of the Seed Transactions, from which the Company generated zero income as the related amounts due from GenCanna were entirely written off, and (ii) cash outflows of approximately $2.0 million for the payment of interest on promissory notes and the purchase of inventory for the Company’s two locations in the state of Massachusetts that commenced operations in late 2019 and early 2020.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was approximately $12.5 million, compared to approximately $40.1 million for the same period in 2018. The decrease was principally caused by the Company’s $30.0 million investment in GenCanna in 2018, offset by increases to loans to third-parties from $550,000 in 2018 to $2.43 million in 2019.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2019 was approximately $33.3 million, compared to approximately $45.8 million for the same period in 2018. In 2019, the Company raised approximately $19. 8 million from the issuance of promissory notes, $9.6 million from the issuance of convertible debentures, and $2.75 million from the sale of common stock.

In 2018, the Company raised approximately $31.8 million from the sale of common stock, $10.0 million from the issuance of convertible debentures, and approximately $3.2 million from the issuance of a promissory note. In addition, capital of $2.0 million was extended to the Company for building improvements on its New Bedford, MA property by the mortgagee.

These funds were used to execute on the Company’s strategy to become a fully integrated multistate operator of seed-to-sale cannabis operations, to continue the development of its regulated facilities, to grow its hemp operations, to expand its branded licensing business, and for working capital purposes.

Results of Operations

Year ended December 31, 2019 compared to year ended December 31, 2018

Total revenues for the year ended December 31, 2019 increased to approximately $45.6 million from approximately $11.9 million for the same period in 2018. The year-over-year increase of approximately $33.8 million was primarily due to the Seed Transactions of approximately $29.0 million, the receipt of which has been written off as explained above. Excluding the Seed Transaction, revenues for the year ended December 31, 2019 increased to approximately $16.6 million, a 40.0% increase from approximately $11.9 million for the same period in 2018.This significant increase was primarily due to (i) cannabis sales of the KPGs in Illinois acquired by the Company in October 2019, (ii) management and additional rental fees from the Company’s cannabis-licensed clients in Delaware and Maryland, such fees earned based on a percentage of the increasing revenue generated by these clients, and (iii) new distribution channels secured for the Company’s Betty’s Eddies™ and Kalm Fusion™ branded product lines.

Cost of revenues increased to approximately $26.9 million for the year ended December 31, 2019 from to approximately $4.0 million for the year ended December 31, 2018. The year-over-year increase of approximately $22.9 million was also due to the Seed Transactions, which comprised $20.75 million of the increase. Excluding the Seed Transactions, cost of revenues for the year ended December 31, 2019 increased to approximately $6.2 million from approximately $4.0 million for the same period in 2018. As a percentage of revenue, these costs increased from 37.1% in 2019 to 34.1% in 2018 due to the fact that the Company’s cultivation and production facility in Massachusetts was in the midst of its first harvest and was ramping up its manufacturing operations at year end in order for full scale selling operations to start in 2020.

As a result of the foregoing, gross profit increased to approximately $18.7 million for the year ended December 31, 2019 from approximately $7.8 million for the same period a year ago, an increase of 139.4%. Excluding the Seed Transactions, gross profit increased to approximately $10.4 million for the year ended December 31, 2019 from approximately $7.8 million for the same period a year ago, an increase of 33.4%.

Personnel expenses increased to approximately $3.8 million for the year ended December 31, 2019 from approximately $1.4 million for the same period a year ago. . The increase was primarily due to the hiring of additional staff to support (i) higher levels of revenue and (ii) the Company’s expansion into a direct owner and operator and operator of seed-to-sale cannabis and hemp operations.

Marketing and promotion costs increased to approximately $370,000 for the year ended December 31, 2019 from approximately $292,000 for the same period a year ago. As a percentage of revenues excluding the Seed Transactions, however, these costs fell slightly to 2.2% from 2.5% of revenues.

General and administrative costs decreased to approximately $8.9 million for the year ended December 31, 2019 from approximately $10.1 million for the same period a year ago. This decrease is primarily due to an approximate $3.9 million reduction of amortization expense on stock option and stand-alone warrant issuances based on fewer issuances and a lower Company stock price in 2019 compared to 2018, offset by increases in (i) rent and utilities in of a property lease in Milford, DE that commenced in 2019 and which the Company is developing into an additional cultivation and production facility for its client in that state, and (ii) professional fees.

Bad debts increased to approximately $44.5 million for the year ended December 31, 2019 from $150,000 for the same period a year ago as a result of the aforementioned write-off of the GenCanna receivable ($29.0 million) following GenCanna’s Chapter 11 filing, and reserves recorded against balances due from Kind ($11.2 million) given the current litigation between the Company and Kind, and Harvest ($2.2 million) due to the anticipated effect on Harvest’s operations from a weakened local economy due to the coronavirus pandemic.

Goodwill write-downs, were approximately $2.7 million for the year ended December 31, 2019 and approximately $1.3 million for the same period a year ago. The 2019 expense was due to the write off of intangible assets associated with the Company’s acquisition of MediTaurus. The 2018 expense related to the excess consideration paid for the acquisitions of ARL and iRollie. Please refer to Note 3 – Acquisitions of the Company’s audited financial statements where these acquisitions are described in further detail.

(23)

As a result of the above, the Company incurred an operating loss of approximately $41.6 million for the year ended December 31, 2019, compared to approximately $5.4 million for the same period in 2018. Excluding the aforementioned one-time receivable and goodwill write-downs and reserves, operating income increased to approximately $7.5 million for the year ended December 31, 2019 from approximately $1.9 million for the same period a year ago.

Net non-operating expenses increased to approximately $40.3 million for the year ended December 31, 2019 from approximately $8.0 million for the same period a year ago. The increase is primarily due to (i) the approximate $30.2 million write-down of the Company’s investment in and previously realized equity in earnings of GenCanna, an equity method investment, (ii) an approximate $5.0 million increase in discounts and beneficial conversion features on Company-issued debt (recorded under Interest Expense on the statement of operations), and (iii) an increase in interest expense paid and accrued of approximately $3.3 million due to higher levels of debt carried in 2019, offset by (a) an approximate $4.1 million decrease in the loss associated with the settlement of debt, and (b) the net settlement proceeds received in 2019 of $2.9 million from the AgriMed matter.

As a result of the foregoing, the Company incurred a net loss of approximately $81.9 million in 2019 and approximately $13.3 million in 2018.

(24)

2020 Plans

In 2020, the Company intends (subject to state and regulatory approvals) to complete the consolidation of its cannabis- licensed clients as previously discussed in the section Consolidation Plans within ITEM 1. BUSINESS above. When completed, the Company will operate as a fully integrated seed-to-sale multistate cannabis operator.

In addition to completing the consolidation, the Company’s 2020 focus will be on the following key areas:

1)	Grow the operations of the Company’s recently opened dispensary in Middleboro, MA and cultivation and production facility in New Bedford, MA, and develop two additional dispensaries in this state.

2)	Introduce the Company’s Nature Heritage™ branded flower and popular infused-product brands such as Betty’s Eddies™ and Kalm Fusion™ into the robust Massachusetts medical and adult-use marketplace.

2)

Expand the profitability of the dispensaries in Anna and Harrisburg in Illinois—which legalized recreational adult-use of cannabis at the start of 2020, in addition to its continuing medical use cannabis program—and develop two additional dispensaries in this state

3)	Strengthen operations in Maryland and Delaware by adding over 100,000 square feet of new cannabis cultivation and processing facilities.

4)	Drive licensing fees through the sale of branded products at the Company’s owned and managed facilities and with strategic partners into additional markets.

5)

Continue to build brands and distribution of CBD-infused products through the Company’s MariMed Hemp subsidiary, and continue to work to reorganize and reset the Company’s efforts with GenCanna to create value.

No assurances can be given that any of these plans will come to fruition or that if implemented will necessarily yield positive results.

The following transactions have occurred in early 2020:

GenCanna Bankruptcy Filing

In February 2020, GenCanna filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court in the Eastern District of Kentucky. The filing is intended to permit GenCanna to operate its business while working through a reorganization plan that could include refinancing of its existing indebtedness, or an alternative restructuring transaction such as a sale.

Consequently, as of December 31, 2019, the Company wrote off the outstanding receivable balance from GenCanna of approximately $29.0 million and the related balance of unearned revenue of approximately $4.2 million as previously discussed in Item 1. Business.

Additionally, the Company recorded a charge to net income of approximately $30.2 million, classified under Loss on Equity Investments on the statement of operations for the year ended December 31, 2019, which reduced to zero the carrying value of the Company’s previous investment in GenCanna as previously discussed in Item 1. Business.

GenCanna recently announced the completion of the largest recorded hemp harvest in Kentucky, which exceeded 6,000 acres. The Company’s management believes that GenCanna’s Chapter 11 filing and ensuing restructuring will facilitate GenCanna’s ability to refinance its senior debt and arrange for the orderly payment of amounts due to its creditors, including the $33.2 million owed to the Company; however, there are no assurances that it will achieve this outcome.

Exchange Agreement

In February 2020, the Company entered into an exchange agreement with two institutional stockholders (the “TIS”) whereby the TIS loaned the Company an aggregate of $4,417,500. In return for the loans, and the Company (i) issued promissory notes to the TIS for the aggregate amount, bearing interest at 16.5% per annum and maturing in August 2021, with a right to extend the maturity date through February 2022 upon payment of an extension fee. and (ii) exchanged 4,903,333 shares of the Company’s common stock previously acquired by the TIS, for an equal number of shares of newly designated Series B convertible preferred stock.

In connection with the exchange agreement, the Company filed (i) a certificate of designation to designate the rights and preferences of the Series B convertible preferred stock, and (ii) a certificate of elimination to return all shares of the Series A convertible preferred stock, of which no shares were issued or outstanding at the time of filing, to the status of authorized and unissued shares of undesignated preferred stock.

Issuance of Additional Debenture

In February 2020, the Company sold to the holder of the $20,000,000 convertible debentures previously issued by the Company (the “$20M Debentures”) an additional convertible debenture in the principal amount of $1,000,000 bearing interest at a rate of 6.5% per annum that matures one year from issuance, with a 6.5% issuance discount, resulting in net proceeds to the Company of $935,000 (the “$1M Debenture”).

The terms of the $1M Debenture are substantially consistent with the terms of the $20M Debentures. The SPA, registration rights agreement, and addendum to the SPA were all amended and restated to incorporate the $1M Debenture. As part of issuance of the $1M Debenture, the Company issued three-year warrants to the Holder to purchase 180,000 shares of common stock at an exercise prices of $0.75 per share.

(25)

Promissory Note Extensions

In February 2020, the Company and MariMed Hemp issued an $11.5 million promissory note (the $11.5M Note”) which amended and restated their previously issued $10.0 million secured promissory note to an unaffiliated party. The $11.5M Note bears interest at a rate of 15% per annum and matures on June 15, 2020, with monthly interest payments and minimum amortization payments of $3.0 million in the aggregate due on or before April 30, 2020, of which the Company has already paid $2.3 million. The $11.5M Note is secured by a first priority security interest in the assets of certain of the Company’s subsidiaries and brands, and a pledge of the Company’s ownership interest in certain of its subsidiaries. The $11.5M Note imposes certain covenants on the borrowers effective on the date of the amendment agreement.

The Company also extended the maturity dates of another $9.4 million of promissory notes, and is in the process of finalizing the documentation to extend an additional $3.0 million of promissory notes.

Loan Commitment

In February, the Company received a commitment from an accredited investor for a $12.0 million loan, secured by the Company’s real estate, at a rate of 10% per annum with a one-year term, and an option to extend for an additional year. The loan contains an origination fee of four points and a prepayment penalty of two months interest. This transactions is expected to close upon the lender’s completion of its due diligence, which is in its final stages, although there is no assurance that it will close in the foreseeable future or at all.

Conversion of Debentures Payable

In January 2020, the holder of the $20M Debentures converted $1,000,000 of principal and approximately $205,000 of accrued interest into 3,555,859 shares of common stock at a conversion price of $0.34 per share.

Promissory Note Paydown

In February, the Company paid cash to retire a promissory note in the principal amount of $100,000 which matured during that month.

Equity Transactions

In the first quarter of 2020, the Company issued 3,236,857 shares of common stock associated with the subscriptions on common stock outstanding at December 31, 2019 and previously disclosed in Note 13 – Equity. These subscriptions were comprised of (i) 32,726 shares in connection with common stock granted in 2019; (ii) 3,004,131 shares with respect to the December 2019 conversion of a portion of the $20M Debentures, and (iii) 200,000 shares associated with exercise of stock options by the Company’s CEO.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations.

Seasonality

In the opinion of management, the Company’s financial condition and results of its operations are not materially impacted by seasonal sales.

(26)

Recent Accounting Pronouncements

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

(27)

ITEM 8. FINANCIAL STATEMENTS.

(28)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MariMed, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MariMed, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M&K CPAS, PLLC.

We have served as the Company’s auditor since 2018.

Houston, TX

March 31, 2020

(29)

MariMed Inc.

Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$738,688	$4,104,315
Accounts receivable, net	1,669,139	5,376,966
Deferred rents receivable	1,796,825	2,096,384
Due from third parties, net	-	3,860,377
Note receivable, current portion	311,149	51,462
Inventory	1,219,429	90,460
Investments	1,449,144	-
Other current assets	192,368	128,552
Total current assets	7,376,742	15,708,516

Property and equipment, net	42,792,369	34,099,864
Intangibles	2,364,042	185,000
Investments	1,324,661	1,672,163
Note receivable, less current portion	1,639,496	1,092,376
Debentures receivable	-	30,000,000
Right-of-use assets under operating leases	5,787,423	-
Right-of-use assets under finance leases	111,103	-
Due from related parties	-	119,781
Other assets	175,905	82,924
Total assets	$61,571,741	$82,960,624

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,719,069	$3,915,430
Accrued expenses	5,395,996	1,588,368
Deferred rents payable	-	105,901
Notes payable	23,112,742	3,877,701
Mortgages payable, current portion	223,888	188,231
Operating lease liabilities, current portion	917,444	-
Finance lease liabilities, current portion	38,412	-
Due to related parties	1,454,713	276,311
Other current liabilities	858,176	-
Total current liabilities	36,720,440	9,951,942

Mortgages payable, less current portion	7,112,842	7,348,581
Debentures payable	5,835,212	3,557,440
Operating lease liabilities, less current portion	5,399,414	-
Finance lease liabilities, less current portion	75,413	-
Other liabilities	100,200	338,200
Total liabilities	55,243,521	21,196,163

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 50,000,000 shares authorized at December 31, 2019 and 2018; no shares issued or outstanding at December 31, 2019 and 2018	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized at December 31, 2019 and 2018; 228,408,024 and 211,013,043 shares issued and outstanding at December 31, 2019 and 2018, respectively	228,408	211,013
Common stock subscribed but not issued; 3,236,857 and 97,136 shares at December 31, 2019 and 2018, respectively	1,168,074	169,123
Additional paid-in capital	112,245,730	87,180,165
Accumulated deficit	(106,760,527)	(25,575,808)
Noncontrolling interests	(553,465)	(220,032)
Total stockholders’ equity	6,328,220	61,764,461
Total liabilities and stockholders’ equity	$61,571,741	$82,960,624

See accompanying notes to consolidated financial statements.

(30)

MariMed Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018

Revenues	$16,575,395	$11,851,915
Revenues from related party	29,029,249	-
Total revenues	45,604,644	11,851,915

Cost of revenues	26,902,916	4,041,122

Gross profit	18,701,728	7,810,793

Operating expenses:
Personnel	3,841,725	1,339,832
Marketing and promotion	369,577	292,477
General and administrative	8,886,086	10,052,731
Bad debts	44,539,820	150,000
Goodwill write-downs	2,662,669	1,331,785
Total operating expenses	60,299,877	13,166,825

Operating income	(41,598,149)	(5,356,032)

Non-operating income (expenses):
Interest expense	(12,718,952)	(4,366,295)
Interest income	467,798	593,214
Loss on debt settlements, net	(5,180)	(4,133,481)
Loss on equity investments	(30,334,503)	(43,221)
Change in fair value of investments	(640,856)	-
Other	2,948,917	2,858)
Total non-operating expenses, net	(40,282,776)	(7,952,641)

Net income (loss)	$(81,880,925)	(13,308,673)

Net income (loss) attributable to noncontrolling interests	$(696,206)	295,395
Net income (loss) attributable to MariMed Inc.	$(81,184,719)	$(13,604,068)

Net income (loss) per share	$(0.39)	$(0.07)
Weighted average common shares outstanding	208,720,496	192,376,020

See accompanying notes to consolidated financial statements.

(31)

MariMed Inc.

Consolidated Statements of Stockholders’ Equity

	Series A Convertible Preferred Stock Subscribed But Not Issued		Common Stock		Common Stock Subscribed But Not Issued		Additional	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Par Value	Shares	Amount	Paid-In Capital	Deficit	Interests	Equity
Balances at December 31, 2017	500,000	$500	176,850,331	$176,850	1,000,000	$370,000	$22,256,060	$(11,971,740)	$175,490	$11,007,160
Conversion of Series A preferred stock	(500,000)	(500)	970,988	971			33,573			34,044
Sales of common stock			19,188,980	19,189			31,801,812			31,821,001
Common stock issued for acquisitions			642,575	643			1,194,917			1,195,560
Common stock issued to settle obligations					18,000	74,160				74,160
Equity issued for services			3,420,526	3,421			3,671,697			3,675,118
Issuance of subscribed common shares			1,000,000	1,000	(1,000,000)	(370,000)	369,000			-
Equity conversion			222,222	222			(222)			-
Amortization of stock option grants							3,945,398			3,945,398
Amortization of stand-alone warrant issuances							1,815,219			1,815,219
Exercise of stock options			654,602	655			38,345			39,000
Exercise of warrants			2,142,710	2,143	-	-	383,252			385,395
Discount on debentures payable							1,057,833			1,057,833
Discount on promissory notes							1,709,595			1,709,595
Beneficial conversion feature on debentures payable							5,569,908			5,569,908
Conversions of debentures payable			524,360	524			1,434,982			1,435,506
Conversions of promissory notes			1,568,375	1,568			1,902,748			1,904,316
Settlement of promissory notes			3,827,374	3,827	79,136	94,963	9,996,048			10,094,838
Distributions									(690,917)	(690,917)
Net income (loss)								(13,604,068)	295,395	(13,308,673)
Balances at December 31, 2018	-	$-	211,013,043	$211,013	97,136	$169,123	$87,180,165	$(25,575,808)	$(220,032)	$61,764,461

Sales of common stock			1,014,995	1,015			2,748,985			2,750,000
Common stock issued for acquisitions			2,520,000	2,520			2,468,317		837,002	3,307,839
Common stock issued for investments			500,000	500			1,589,500			1,590,000
Common stock issued to settle obligations			172,663	173			125,871			126,044
Issuance of subscribed shares			97,136	97	(97,136)	(169,123)	169,026			-
Stock grants			108,820	109	32,726	29,438	193,601			223,148
Amortization of stock option grants							1,457,684			1,457,684
Amortization of stand-alone warrant issuances							391,932			391,932
Exercise of stock options			3,061,808	3,062	200,000	22,000	422,438			447,500
Exercise of warrants			686,104	686			611,755			612,441
Discount on debentures payable							1,148,056			1,148,056
Discount on promissory notes							605,780			605,780
Beneficial conversion feature on debentures payable							4,235,469			4,235,469
Conversion of debentures payable			6,798,339	6,798	3,004,131	1,116,636	7,852,486			8,975,920
Settlement of promissory notes			2,435,116	2,435			1,044,665			1,047,100
Distributions									(474,229)	(474,229)
Net income (loss)								(81,184,719)	(696,206)	(81,880,925)
Balances at December 31, 2019	-	$-	228,408,024	$228,408	3,236,857	$1,168,074	$112,245,730	$(106,760,527)	$(553,465)	$6,328,220

The above statements do not show a column for Series A convertible stock as the balances are zero and there is no activity in the periods presented. See accompanying notes to consolidated financial statements.

(32)

MariMed Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss) attributable to MariMed Inc.	$(81,184,719)	$(13,604,068)
Net income (loss) attributable to noncontrolling interests	(696,206)	295,395
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	999,106	657,854
Amortization of intangibles	197,500
Amortization of stock grants	223,148	-
Amortization of option grants	1,457,684	3,945,398
Amortization of stand-alone warrant issuances	391,932	1,815,219
Amortization of warrants attached to debt	2,455,964	1,171,330
Amortization of beneficial conversion feature	5,242,483	1,522,107
Amortization of original issue discount	183,867	-
Goodwill write-downs	2,662,669	1,331,785
Bad debts	44,539,820	150,000
Loss on sale of fixed assets	-	(2,858)
Equity issued to settle obligations	5,180	1,024,117
Loss on preferred stock conversions	-	34,044
Loss on debt settlements	-	3,334,366
Loss on equity investments	30,334,503	43,221
Change in fair value of investments	640,856	-
Changes in operating assets and liabilities:
Accounts receivable	(37,701,009)	(4,073,482)
Deferred rents receivable	299,559	(1,485,595)
Due from third parties	1,355,746	(3,387,906)
Inventory	(495,394)	-
Other current assets	(63,815)	156,547
Other assets	(92,981)	163,462
Accounts payable	632,471	3,614,087
Accrued expenses	3,436,024	183,032
Deferred rents payable	(105,901)	105,901
Operating lease payments	529,434	-
Finance lease interest payments	(6,414)	-
Unearned revenue	-	-
Other current liabilities	858,176	-
Other liabilities	(238,000)	98,187
Net cash used in operating activities	(24,138,317)	(2,907,857)

Cash flows from investing activities:
Purchase of property and equipment	(9,668,521)	(8,924,311)
Purchase of cannabis licenses	(308,815)	-
Acquisitions	(211,823)	13,494
Investment in third party companies	-	(800,000)
Investment in convertible debentures	-	(30,000,000)
Investment in notes receivable	(2,680,000)	(550,000)
Interest on notes receivable	211,989	(15,116)
Proceeds from notes receivable	-	45,553
Proceeds from sale of equipment	-	145,382
Due from related parties	119,781	15,000
Net cash used in investing activities	(12,537,389)	(40,069,998)

Cash flows from financing activities:
Issuance of common stock	2,750,000	31,821,001
Issuance of common stock subscriptions	-	55,620
Issuance of interest in subsidiary	-	-
Issuance of promissory notes	19,760,000	3,206,338
Payments on promissory notes	-	(700,000)
Proceeds from issuance of debentures	9,600,000	10,007,094
Proceeds from mortgages	-	2,000,000
Payments on mortgages	(200,081)	(114,141)
Exercise of stock options	97,500	39,000
Exercise of warrants	612,441	385,395
Due to related parties	1,178,402	(217,451)
Finance lease principal payments	(13,954)	-
Distributions	(474,229)	(690,917)
Net cash provided by financing activities	33,310,079	45,791,939

Net change to cash and cash equivalents	(3,365,627)	2,814,084
Cash and cash equivalents at beginning of period	4,104,315	1,290,231
Cash and cash equivalents at end of period	$738,688	$4,104,315

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,294,810	$1,286,007
Cash paid for income taxes	$52,126	$12,584

Non-cash activities:
Conversion of debentures receivable	$30,000,000	$-
Operating lease right-of-use assets and liabilities	$7,251,837	$-
Finance lease right-of-use assets and liabilities	$172,605	$-
Conversions of debentures payable	$8,975,920	$1,435,506
Beneficial conversion feature on debentures payable	$4,235,469	$5,569,908
Discount on debentures payable	$1,148,056	$1,057,833
Discount on promissory notes	$605,780	$1,709,595
Common stock issued to settle debt	$1,047,100	$7,589,788
Common stock issued to settle obligations	$120,864	$18,540
Common stock issued for acquisitions	$2,470,840	$266,682
Common stock issued for investments	$1,590,000	$915,006
Harvest payment	$1,000	$-
Conversion of notes receivable to investment	$257,687	$-
Issuance of common stock associated with subscriptions	$169,123	$370,000
Conversion of advances to notes receivable	$855,913	$-
Exercise of options via the reduction of obligation	$350,000	$-
Cashless exercise of stock options	$1,762	$-
Reclass of accrued interest from notes payable	$127,450	$-
Reclass of accrued interest from debentures payable	$62,748	$-
Conversions of promissory notes	$-	$1,075,000

See accompanying notes to consolidated financial statements.

(33)

MariMed Inc.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MariMed Inc. (the “Company”) is a leader in the emerging cannabis industry. The Company is an expert in the development, operation, management and optimization of facilities for the cultivation, production and dispensing of medicinal and recreational cannabis and cannabis-infused products. To date, the Company has developed in excess of 300,000 square feet of state-of-the-art, regulatory-compliant facilities in five states – Delaware, Illinois, Maryland, Massachusetts, and Nevada.

At the outset of the Company’s entrance into the cannabis industry, the Company provided advisory services and assistance to its clients in the procurement of state-issued cannabis licenses, leased its aforementioned cannabis facilities to these newly-licensed clients, and provided industry-leading expertise and oversight in all aspects of their cannabis operations, as well as ongoing regulatory, accounting, human resources, and administrative services. During this time, the Company successfully secured, on behalf of its clients, 13 cannabis licenses across six states – two in Delaware, three in Illinois, one in Nevada, one in Rhode Island, three in Maryland, and three in Massachusetts.

Since entering the cannabis industry, the Company has demonstrated an excellent track record developing and operating licensed cannabis facilities, implementing its proprietary operating procedures, and industry best practices. In 2018, the Company commenced a strategic plan to transition from an advisory firm that provides cannabis licensing, operational consulting and real estate services, to a direct owner of cannabis licenses and operator of seed-to-sale operations, dedicated to the improvement of health and wellness through the use of cannabinoids and cannabis products.

The Company’s strategic plan consists of the acquisition of its cannabis-licensed clients who currently lease the Company’s facilities, and the consolidation of these entities under the MariMed banner. The Company has played a key role in the successes of these entities, from the securing of their cannabis licenses, to the development of facilities that are models of excellence, to providing operational and corporate guidance. Accordingly, the Company believes it is well suited to own these facilities and manage the continuing growth of their operations.

A goal in completing this transition is to present a simpler, more transparent financial picture to the investor community. Once the consolidation is complete, the Company’s financial statements will provide a clearer representation of the revenues, earnings, and other financial metrics that the Company is generating, rather than a fee-for-service revenue model that reports only consulting and management fees, and does not reflect the full breadth of the Company’s overall business.

To date, acquisitions of the licensed businesses in Massachusetts and Illinois have been state-approved and completed, with the remaining entities located in Maryland, Nevada, and Rhode Island at various stages of completion and state approvals as further discussed below. When implemented, all of the Company’s cannabis-licensed clients will be fully consolidated into the Company, establishing it as a fully integrated seed-to-sale multistate operator of licensed cannabis businesses.

Each of the remaining potential acquisitions is subject to the respective state’s approval under its laws governing the ownership and transfer of cannabis licenses. The completion of the entire plan requires a modification of current cannabis license ownership laws in in Delaware and Rhode Island, and therefore there is no assurance that the Company will be successful in fully implementing its plan. However, the Company continues to develop additional revenue and business in the states in which it operates and plans to leverage its success in these markets to expand into other states where cannabis is and becomes legal.

The Company has also created its own brands of precision-dosed, cannabis-infused products designed to treat specific health conditions, alleviate medical symptoms, or achieve a certain effect. These products are developed by the Company in cooperation with state-licensed facilities and operators who meet the Company’s strict standards, including all natural—not artificial or synthetic—ingredients. The Company licenses its product formulations only to knowledgeable manufacturing professionals who agree to adhere to the Company’s precise scientific formulations using its trademarked product recipes.

The Company’s branded products are licensed under brand names including Kalm Fusion™, Nature’s Heritage™, and Betty’s Eddies™, and are distributed in the form of dissolvable strips, tablets, powders, microwaveable popcorn, fruit chews, and with more varieties in development. The Company also has exclusive sublicensing rights in certain states to distribute DabTabs™ vaporization tablets infused with cannabis concentrates, the Binske® line of cannabis products made from premium artisan ingredients, and the clinically tested medicinal cannabis strains developed in Israel by Tikun Olam™. The Company intends to continue licensing and distributing its brands as well as other top brands in the Company’s current markets and in partnerships in other states markets across the country where product sale is legal.

In anticipation of the growing demand for hemp-derived cannabidiol (“CBD”), in 2018, the Company invested $30.0 million in GenCanna Global Inc. (“GenCanna”), a Kentucky-based cultivator, producer, and distributor of hemp and GMP-quality CBD oils and isolates. Concurrent with this investment, the Company acquired MediTaurus LLC (“MediTaurus”), a company operating in the United States and Europe that has developed proprietary CBD formulations under its Florance™ brand.

The transactions with GenCanna and MediTaurus, along with the Company’s cannabis platform and product experience, enabled the Company to expand into the emerging global CBD market just as the U.S Farm Bill was adopted in late 2018 which descheduled industrial hemp and hemp-derived CBD as controlled substances and classified them as agricultural commodities. This new law enabled a new emerging industry of CBD oils, isolates, and infused products within the United States. In early 2019, the Company established a wholly owned subsidiary, MariMed Hemp Inc. (“MariMed Hemp”) to market and distribute hemp-derived CBD products across several vertical markets.

The Company’s stock is quoted on the OTCQX market under the ticker symbol MRMD.

The Company was incorporated in Delaware in January 2011 under the name Worlds Online Inc. Initially, the Company developed and managed online virtual worlds. By early 2014, this line of business effectively ceased operating and the Company pivoted into the legal cannabis industry.

(34)

Significant Transactions in the Current Period

During 2019, the Company, through its MariMed Hemp subsidiary, entered into several hemp seed sale transactions with GenCanna whereby the Company acquired large quantities of top-grade feminized hemp seeds with proven genetics at volume discounts that it sold to GenCanna at market rates. The seeds met the U.S. government’s definition of federally legal industrial hemp, which was descheduled as a controlled substance and classified as an agricultural commodity upon the signing of the 2018 U.S. Farm Bill.

The Company purchased $20.75 million of hemp seed inventory which it sold and delivered to GenCanna for $33.2 million. The Company provided GenCanna with extended payment terms through December 2019, to coincide with the completion of the seeds’ harvest, although the payment by GenCanna was not contingent upon the success of such harvest or its yield. To partially fund the seed purchases, the Company raised $17.0 million in debt financings which is reflected in Notes Payable on the balance sheet and further discussed in Note 11 – Debt.

By the end of 2019, GenCanna had not paid the amount it owed the Company for its seed purchases due to several challenges it faced late in the year, including a fire at its main processing and lab facility, the domestic decline of CBD selling prices, and the contraction of the cannabis capital markets. In February 2020, GenCanna filed for voluntary reorganization under Chapter 11 with the U.S. Bankruptcy Court in the Eastern District of Kentucky. The filing is intended to permit GenCanna to operate its business while working through a reorganization plan that could include refinancing of its existing indebtedness, or an alternative restructuring transaction such as a sale.

As required by the relevant accounting guidance, the Company initially recorded the $33.2 million due from GenCanna as a related party receivable, with approximately $29.0 million recognized as related party revenue, and approximately $4.2 million classified as unearned revenue (such amount representing the Company’s 33.5% ownership portion of the profit on these transactions, which was to have been recognized as revenue upon payment by GenCanna). As a result of GenCanna’s Chapter 11 filing, the Company wrote off the receivable balance of approximately $29.0 million and the entire unearned revenue balance of approximately $4.2 million. Additionally, the Company recorded a charge to net income of approximately $30.2 million, which reduced to zero the carrying value of the Company’s investment in GenCanna.

In addition to the foregoing adjustments, the Company recorded bad debt reserves in 2019 against the receivable and working capital balances due from (i) Kind of approximately $11.2 million in the aggregate, in light of the ongoing litigation between the Company and Kind, and (ii) Harvest of approximately $2.2 million in the aggregate, due to the anticipated effect on Harvest’s operations from a weakened local economy due to the coronavirus pandemic. These charges are further described in Note 6 – Due From Third Parties and Note 17 – Bad Debts.

The Company expects the coronavirus pandemic to likewise have a negative impact on the operations of certain entities in which the Company has invested and to whom the Company has extended loans. For that reason, the Company also wrote off (i) three notes receivable balances of approximately $1.6 million in the aggregate, (ii) goodwill of approximately 2.7 million associated with the Company’s acquisition of MediTaurus, and (iii) the carrying value of a $500,000 investment. These items are further described in Note 3 – Acquisitions, Note 4 – Investments, and Note 7 – Notes Receivable.

(35)

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

Going Concern

In connection with the preparation of its financial statements for the year ended December 31, 2019, the Company’s management evaluated the Company’s ability to continue as a going concern in accordance with the ASU 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40), which requires an assessment of relevant conditions or events, considered in the aggregate, that are known or reasonably knowable by management on the issuance dates of the financial statements which indicated the probable likelihood that the Company will be unable to meet its obligations as they become due within one year after the issuance date of the financial statements.

As part of its evaluation, management assessed known events, trends, commitments, and uncertainties, which at the time included the status of its consolidation plan, the GenCanna bankruptcy, the amount of capital raised by the Company during the past two calendar years, the recent level of cannabis industry investment activity, the stock price movement of public cannabis companies, the actions and/or results of certain bellwether cannabis companies, the measure of cannabis investor confidence, and the changes to state laws with respect to adult-use recreational and medical cannabis use.

At December 31, 2019, the Company had negative working capital of approximately $31.0 million, and for the year then ended, incurred negative cash flow from operations of approximately $24.8 million. For further discussion on these metrics and the Company’s liquidity and capital resources, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Form 10-K for the fiscal year ended December 31, 2019.

In early 2020, the Company raised approximately $4.4 million as part of an exchange agreement with two institutional stockholders, and $935,000 from the issuance of convertible debentures. Additionally, the Company has extended the maturity dates of approximately $19.4 million of promissory notes, and is in the process of finalizing the documentation to extend another $3.0 million of promissory notes. These transactions are further disclosed in Note 21 – Subsequent Events.

Moreover, as of the filing date of this report, the Company has obtained a commitment from an accredited investor for a $12.0 million loan, secured by the Company’s real estate, at a rate of 10% per annum with a one-year term, and an option to extend for an additional year. This transactions is expected to close upon the lender’s completion of its due diligence, which is in its final stages, although there is no assurance that it will close in the foreseeable future or at all. Also as of the filing date of this report, the Company is in discussions with financial institutions to consider generating liquidity from the Company’s unencumbered real property through mortgage-backed financings, the refinancing of certain outstanding mortgage loans, the sales-leaseback of certain properties, and/or a combination thereof. Based on preliminary discussions, such financings could potentially generate upwards of $17.0 million from such transactions, however the Company has not signed any commitments it has received to date and there are no assurances that it will.

In addition to the aforementioned financing transactions that have been consummated and that are in progress, the operations of the Company’s recently acquired entities in Illinois and Massachusetts are expected to generate considerable liquidity and working capital for the Company. The state of Illinois legalized adult-use cannabis in January 2020, which was added to the Company’s two existing cannabis licenses, thereby increasing the Company’s operations in this state to service both medical and recreational cannabis consumers. In Massachusetts, the cultivation and production facility acquired by the Company will soon complete its first harvest and commence full scale selling operations in this state’s robust cannabis market.

The Company believes that it will close incremental debt financings in the foreseeable future, and it projects that its operating profit will organically support its day-to-day operations by the latter part of 2020. However, since there are no assurances that another financing transaction will be consummated, or that the Company will meet or exceed its projections in light of the unknown current state of the global economy, there are similarly no assurances that the Company will be able to meet all of its obligations as they become due within one year after the issuance date of these financial statements

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of MariMed Inc. and the following majority-owned subsidiaries:

Subsidiary:	Percentage Owned
MariMed Advisors Inc.	100.0%
Mia Development LLC	89.5%
Mari Holdings IL LLC	100.0%
Mari Holdings MD LLC	97.4%
Mari Holdings NV LLC	100.0%
Hartwell Realty Holdings LLC	100.0%
iRollie LLC	100.0%
ARL Healthcare Inc.	100.0%
KPG of Anna LLC	100.0%
KPG of Harrisburg LLC	100.0%
MariMed Hemp Inc.	100.0%
MediTaurus LLC	70.0%

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company maintained a reserve of approximately $10.7 million and $150,000 at December 31, 2019 and 2018, respectively. The 2019 reserve primarily consisted of reserves against the accounts receivable balances of Kind of approximately $9.7 million and Harvest of approximately $239,000, as further disclosed in Note 17 – Bad Debts.

(36)

Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company allocates a certain percentage of overhead cost to its manufactured inventory; such allocation is based on square footage and other industry-standard criteria. The Company reviews physical inventory for obsolescence and/or excess and will record a reserve if necessary. As of the date of this report, no reserve was deemed necessary.

Investments

Investments are comprised of equity holding of private companies. These investments are recorded at fair value on the Company’s consolidated balance sheet, with changes to fair value included in income. Investments are evaluated for permanent impairment and are written down if such impairments are deemed to have occurred.

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

The Company’s main sources of revenue are comprised of the following:

●	Real Estate – rental income and additional rental fees from leasing of the Company’s regulatory-compliant cannabis facilities to its clients, which are cannabis-licensed operating companies. Rental income is generally a fixed amount per month that escalates over the respective lease terms, while additional rental fees are based on a percentage of tenant revenues that exceed a specified amount.

●	Management – fees for providing the Company’s cannabis clients with corporate services and operational oversight of their cannabis cultivation, production, and dispensary operations. These fees are based on a percentage of such clients’ revenue, and are recognized after services have been performed.

●	Supply Procurement – the Company maintains volume discounts with top national vendors of cultivation and production resources, supplies, and equipment, which the Company acquires and resells to its clients or third parties within the cannabis industry. The Company recognizes this revenue after the delivery and acceptance of goods by the purchaser.

●	Licensing – revenue from the sale of precision-dosed, cannabis-infused products, such as Kalm Fusion™ and Betty’s Eddies™, to legal dispensaries throughout the United States. The recognition of this revenue occurs when the products are delivered.

●	Consulting – fees from third-parties where the Company provides assistance in securing cannabis licenses, and advisory services in the areas of facility design and development, and cultivation and dispensing best practices. These fees are recognized as the services are performed.

●	Product Sales – direct sales of cannabis, hemp, and products derived from these plants. During 2019, such revenue was generated from (i) the post-acquisition dispensary operations of both ARL in Massachusetts and the KPGs in Illinois, and (ii) the sales of hemp and CBD products by MariMed Hemp and MediTaurus. This revenue is recognized when products are delivered or at retail points-of-sale.

(37)

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

For the years ended December 31, 2019 and 2018, based on the results of management’s impairment analyses, there were no impairment losses.

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

(38)

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

	2019	2018
Life of instrument	1.5 to 4.0 years	0.5 to 5.0 years
Volatility factors	1.039 to 1.106	1.019 to 2.086
Risk-free interest rates	1.42% to 2.28%	1.65% to 3.07%
Dividend yield	0%	0%

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

(39)

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the years ended December 31, 2019 and 2018.

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

As of December 31, 2019 and 2018, there were 18,051,357 and 18,916,211, respectively, of potentially dilutive securities in the form of outstanding options and warrants. Also as of such dates, there were (i) $10.0 million and $8.6 million, respectively, of outstanding convertible debentures payable, and (ii) $350,000 of outstanding convertible promissory notes in both years, that were potentially dilutive, whose conversion into common stock is based on a discount to the market value of common stock on or about the future conversion date.

For the years ended December 31, 2019 and 2018, all potentially dilutive securities had an anti-dilutive effect on earnings per share, and in accordance with ASC 260, were excluded from the diluted net income per share calculations, resulting in identical basic and fully diluted net income per share for these periods. The potentially dilutive securities may dilute earnings per share in the future.

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

(40)

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

(41)

NOTE 3 – ACQUISITIONS

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

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed on the acquisition date:

Equipment	$21,000
Cannabis licenses	185,000
Accounts payable	(120,689)
Due to related parties	(92,765)
Total identifiable net assets	(7,454)
Goodwill	731,902
Total fair value of consideration	$724,448

The total consideration paid by the Company was equal to the forgiveness of amounts owed to the Company by ARL. Accordingly, the transaction gave rise to goodwill of approximately $732,000, which the Company wrote off in 2018. The balance of acquired cannabis licenses was included in Intangibles within the asset section of the Company’s balance sheet at December 31, 2018. This intangible asset was fully amortized by December 2019.

In 2019, the Company paid for the annual renewal ARL’s cannabis license. At December 31, 2019, the carrying value less amortization was approximately $138,000.

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

In October 2019, the transaction was approved by the Illinois Department of Financial & Professional Regulation, and 1,000,000 shares of the Company’s common stock, representing the entire purchase price, were issued to the Sellers. Effective October 1, 2019, the KPGs and Mari-IL became wholly-owned subsidiaries of the Company with 100% of the operations of these entities consolidated into the Company’s financial statements as of that date. The KPGs contributed revenues of approximately $1.3 million and pretax income of approximately $79,000 since the date of acquisition.

The acquisition was accounted for in accordance with ASC 805. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed on the acquisition date:

Cash and cash equivalents	$443,980
Inventory	113,825
Intangibles	2,067,727
Minority interests	138,356
Accounts payable	(642,033)
Accrued expenses	(186,005)
Due to third parties	(1,020,850)
Total fair value of consideration	$915,000

Consolidated unaudited pro forma results of operations for the Company are presented below assuming this 2019 acquisition had occurred at January 1, 2018, the beginning of the reporting period of these financial statements.

	Year Ended December 31,
	2019	2018
Total revenues	$48,444,052	$14,417,923

Net income (loss)	$(81,705,403)	$(13,514,832)

Net income (loss) per share	$(0.39)	$(0.07)

Pro forma financial information is not necessarily indicative of the Company’s actual results if the transaction had been completed during the periods reflected above, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or costs savings that the Company would have been able to achieve.

The Harvest Foundation LLC

In November 2018, the Company issued a letter of intent to acquire 100% of the ownership interests of The Harvest Foundation LLC (“Harvest”), the Company’s cannabis-licensed client in the state of Nevada. In August 2019, the parties entered into a purchase agreement governing the transaction. The acquisition is conditioned upon legislative approval of the transaction, which is expected to occur by the end of 2020. Upon consummation, the operations of Harvest will be consolidated into the Company’s financial statements.

The purchase price is comprised of the issuance of (i) 1,000,000 shares of the Company’s common stock, in the aggregate, to two owners of Harvest, which as a good faith deposit, were issued upon execution of the purchase agreement, (ii) $1.2 million of the Company’s common stock at closing, based on the closing price of the common stock on the day prior to legislative approval of the transaction, and (iii) warrants to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the day prior to legislative approval of the transaction. These shares are restricted and will be returned to the Company in the event the transaction does not close by a date certain. As the transaction has not been consummated, the issued shares were recorded at par value within the Stockholders’ Equity section of the balance sheet at December 31, 2019.

Kind Therapeutics USA Inc.

In December 2018, the Company entered into a memorandum of understanding (“MOU”) to acquire Kind Therapeutics USA Inc. (“Kind”), its client in Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis. The MOU provides for a total purchase price of $6.3 million in cash, 2,500,000 shares of the Company’s common stock, and other consideration. The acquisition is subject to the approval by the Maryland Medical Cannabis Commission, which approval is not expected prior to October 2020.

Also in December 2018, MariMed Advisors Inc, the Company’s wholly owned subsidiary, and Kind entered into a management agreement pursuant to which the Company provides comprehensive management services in connection with the business and operations of Kind, and Mari Holdings MD LLC, the Company’s majority-owned subsidiary, entered into a 20-year lease with Kind for its utilization of the Company’s 180,000 square foot cultivation and production facility in Hagerstown, MD. Additionally, in October 2019, Mari Holdings MD LLC purchased a 9,000 square foot building in Anne Arundel County, MD for the development of a dispensary which would be leased to Kind.

Recently, the sellers of Kind have attempted to renegotiate the terms of the MOU. Even though the MOU contains all the definitive material terms with respect to the acquisition transaction and confirms the management and lease agreements, the selling parties now allege that the MOU is not an enforceable agreement. The Company engaged with the sellers in good faith in an attempt to reach updated terms acceptable to both parties, however the sellers failed to reciprocate in good faith, resulting in an impasse, resulting in both parties commencing legal proceedings. For further information, see Part II, Item 1. Legal Proceedings in this report.

(42)

MediTaurus LLC

In May 2019, the Company entered into a purchase agreement to acquire MediTaurus LLC (“MediTaurus”), a company formed and owned by Jokubas Ziburkas PhD, a neuroscientist and leading authority on CBD and its interactions with the brain and endocannabinoid system. MediTaurus currently operates in the United States and Europe and has developed proprietary CBD formulations sold under its Florance™ brand.

Pursuant to the purchase agreement, the Company acquired 70% of MediTaurus on June 1, 2019, and will acquire the remaining 30% of MediTaurus on June 1, 2020. The purchase price for the initial 70% was $2.8 million, comprised of cash payments totaling $720,000 and 520,000 shares of the Company’s common stock valued at $2,080,000. The purchase price of the remaining 30%, payable in cash or stock at the Company’s option, shall be equal to a defined percentage of the Company’s receipts from the licensing of certain MediTaurus technology and products that existed on June 1, 2019 (all such technology and products, the “MT Property”). For a period of ten years following June 1, 2020, certain former members of MediTaurus shall be paid a royalty on the Company’s receipts from the licensing of MT Property, with the royalty percentage commencing at 10% and decreasing to 2% over time.

The acquisition was accounted for in accordance with ASC 10. The following table summarizes the allocation, adjusted in September 2019, of the purchase price to the fair value of the assets acquired and liabilities assumed on the acquisition date:

Cash and cash equivalents	$64,196
Accounts receivable	5,362
Inventory	519,750
Goodwill	2,662,669
Accounts payable	(777)
Total value of MediTaurus	3,251,200
Noncontrolling interests in MediTaurus	(975,360)
Total fair value of consideration	$2,275,840

Based on a valuation of MediTaurus in late 2019, the goodwill on the transaction was adjusted to approximately $2.7 million, which was written off in expectation of the impact of the coronavirus pandemic on MediTaurus’ business.

As part of the transaction, the Company hired Dr. Ziburkas as the Company’s Chief Innovation Officer, as well as other members of the MediTaurus executive team.

iRollie LLC

Effective April 2018, the Company entered into a purchase agreement whereby 264,317 shares of the Company’s common stock were exchanged for 100% of the ownership interests of iRollie LLC (“iRollie”), a manufacturer of branded cannabis products and accessories for consumers, and custom product and packaging for companies in the cannabis industry. The Company acquired, among other assets, iRollie’s entire product line, service offerings, client list, and intellectual property, and hired its two co-founders.

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

In May 2019, the dispute between the parties was resolved through the cash payment to the Company of $3.1 million and other good and valuable consideration, in exchange for the Company relinquishing its rights under the purchase agreement and releasing its claims against AgriMed. The net amount of approximately $2,949,000, representing the cash payment less legal fees and write-offs of assets and supplies, was recorded in Other Non-Operating Income in the Company’s consolidated statement of operations for the year ended December 31, 2019.

(43)

NOTE 4 – INVESTMENTS

At December 31, 2019 and 2018, the Company’s investments were comprised of the following:

	2019	2018
Current investments:
Terrace Inc.	$1,449,144	$-
Total current investments	$1,449,144	$-

Non-current investments:
GenCanna Global Inc.	-	-
CVP Worldwide LLC	1,066,975	1,172,163
Iconic Ventures Inc.	-	500,000
Chooze Corp.	257,686	-
Total non-current investments	1,324,661	1,672,163
Total investments	$2,773,805	$1,672,163

Terrace Inc.

In May 2019, the Company issued 500,000 shares of its common stock, valued at $1.59 million on the date of issuance, to purchase an 8.95% interest in Terrace Inc. (“Terrace”), a Canadian entity that develops and acquires international cannabis assets. The Company has no board representation, nor does it have the ability to exert operational or financial control over the entity.

In November 2019, the common stock of Terrace commenced public trading on the Toronto Stock Venture Exchange. In accordance with ASC 321, Investments – Equity Securities, this investment is carried at fair value, with changes to fair value recognized in net income. Prior to Terrace becoming publicly traded, the Company had elected the measurement alternative to value this equity investment without a readily determinable fair value.

At December 31, 2019, the carrying amount of this investment declined to approximately $1.45 million, based on its fair value on such date, and the Company recorded a charge to net income of approximately $141,000.

GenCanna Global Inc.

During 2018, in a series of transactions, the Company purchased $30 million of subordinated secured convertible debentures (the “GC Debentures”) of GenCanna. In February 2019, the Company converted the GC Debentures, plus unpaid accrued interest of approximately $229,000 through the conversion date, into common stock of GenCanna equal to a 33.5% ownership interest in GenCanna on a fully diluted basis. Concurrent with the conversion, Company’s CEO was appointed to GenCanna’s board and the Company was granted certain rights, including the rights of inspection, financial information, and participation in future security offerings of GenCanna.

Since the conversion date, this investment had been accounted for under the equity method. However, as previously discussed in Note 1 – Organization and Description of Business, GenCanna filed for voluntary reorganization under Chapter 11 in February 2020 with the U.S. Bankruptcy Court in the Eastern District of Kentucky. As a result, the Company recorded a charge to net income of approximately $30.23 million, classified under Loss on Equity Investments on the statement of operations for the year ended December 31, 2019, which reduced the carrying value of this investment to zero.

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

The Company shall assist in the ongoing development and design of Sprout, and in marketing Sprout to companies within the cannabis industry. The Company shall earn a percentage share of Sprout’s revenues generated from sales (i) to the Company’s clients, and (ii) by the Company to third parties. As of December 31, 2019, no revenue was earned by the Company.

(44)

The investment is accounted under the equity method. In 2018, the Company recorded a charge to net income of approximately $43,000 based on its equity in CVP’s net loss during the period of the Company’s ownership. Such amount reduced the carrying value of the investment to approximately $1,172,000 at December 31, 2018. In 2019, the Company recorded a charge of approximately $105,000 representing the Company’s equity in CVP’s net loss during year, further reducing the carrying value of the investment to approximately $1,067,000 at December 31, 2019.

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

The Company’s investment equates to a current ownership interest in Iconic of approximately 10%. The Company has no board representation, nor does it have the ability to exert operational or financial control over the entity. In accordance with ASC 321, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. Under this alternative measurement election, the investment is recorded at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in Iconic.

In 2019, the Company wrote off the investment after an impairment review that considered the viability of the entity in light of the current economic climate. Accordingly, this investment was carried at zero and $500,000 on December 31, 2019 and 2018, respectively.

Chooze Corp.

In January 2019, the entire principal and accrued interest balance of a note receivable from Chooze Corp. of approximately $258,000 was converted into a 2.7% equity interest in Chooze. In accordance with ASC 321, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. Following the Company’s purchase, there has been no impairment to this investment, nor any observable price changes to investments in the entity. Accordingly, this investment was carried at approximately $258,000 at December 31, 2019.

The Company will continue to apply the alternative measurement guidance until this investment does not qualify to be so measured. The Company may subsequently elect to measure this investment at fair value, and if so, shall measure all identical or similar investments in Chooze at fair value. Any subsequent changes in fair value shall be recognized in net income.

Binske®

In July 2019, the Company entered into a licensing agreement for the exclusive manufacturing and distribution in seven eastern U.S. states of the Binske® portfolio of products, a brand known for utilizing best-in-class proprietary strains and craft ingredients in its edibles, concentrates, vaporizers, and topicals. In consideration for the license and other rights, the Company agreed to pay a royalty of 10.0% to 12.5% of gross revenue, as defined, derived from the sale of Binske® products, subject to an annual minimum royalty. No gross revenue was generated as of December 31, 2019.

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

(45)

NOTE 5 – DEFERRED RENTS RECEIVABLE

The Company is the lessor under several operating leases which contain rent holidays, escalating rents over time, options to renew, requirements to pay property taxes, insurance and/or maintenance costs, and contingent rental payments based on a percentage of monthly tenant revenues. The Company is not the lessor under any finance leases.

The Company recognizes fixed rental receipts from such lease agreements on a straight-line basis over the expected lease term. Differences between amounts received and amounts recognized are recorded under Deferred Rents Receivable on the balance sheet. Contingent rentals are recognized only after tenants’ revenues are finalized and if such revenues exceed certain minimum levels.

The Company leases the following owned properties:

●	Delaware – a 45,000 square foot facility purchased in September 2016 and developed into a cannabis cultivation, processing, and dispensary facility which is leased to a cannabis-licensed client occupying 100% of the space under a triple net lease that commenced in 2017 and expires in 2035.

●	Maryland – a 180,000 square foot former manufacturing facility purchased in January 2017 and developed by the Company into a cultivation and processing facility which is leased to a licensed cannabis client under a triple net lease that commenced 2018 and expires in 2037.

●	Massachusetts – a 138,000 square foot industrial property of which approximately half of the available square footage is leased to a non-cannabis manufacturing company under a lease that commenced in 2017 and expires in 2022.

●	Illinois – two 3,400 square foot free-standing retail dispensaries in the cities of Anna and Harrisburg and leased to the KPGs, each under a 20-year lease that commenced in 2018. With the acquisition of the KPGs as disclosed in Note 3 – Acquisitions, this lease was eliminated upon the consolidation of the KPGs in October 2019. Accordingly, the rental receipts on such leases have been removed from the table of future minimum rental receipts below.

The Company subleases the following property:

●	Delaware – 4,000 square feet of retail space in a multi-use building space which the Company developed into a cannabis dispensary which is subleased to its cannabis-licensed client under a under a triple net lease expiring in 2021 with a five-year option to extend.

As of December 31, 2019 and 2018, cumulative fixed rental receipts under such leases approximated $9.5 million and $5.4 million, respectively, compared to revenue recognized on a straight-line basis of approximately $11.3 million and $7.5 million. Accordingly, the deferred rents receivable balances at December 31, 2019 and 2018 approximated $1.8 million and $2.1 million, respectively.

Future minimum rental receipts for non-cancelable leases and subleases as of December 31, 2019 were:

2020	$3,896,550
2021	4,036,550
2022	3,959,709
2023	3,661,821
2024	3,717,080
Thereafter	40,404,470
Total	$59,676,179

NOTE 6 – DUE FROM THIRD PARTIES

At December 31, 2019 and 2018, the following table reflects amounts that were advanced by the Company to its cannabis-licensed clients primarily for working capital purposes, and the carrying amount of such advances after write-offs:

	2019	2018
Kind Therapeutics USA Inc. (Maryland licensee)	$1,475,675	$2,679,496
Harvest Foundation LLC (Nevada licensee)	1,938,787	248,796
KPG of Anna LLC (Illinois licensee acquired Oct. 2019)	-	482,700
KPG of Harrisburg LLC (Illinois licensee acquired Oct. 2019)	-	449,385
Total working capital advances to third parties	3,414,462	3,860,377
Reserves against working capital advances	(3,414,462)	-
Due from third parties, net	$-	$3,860,377

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

In December 2019, the Company recorded bad debt reserves against the working capital advance balances due from (i) Kind of approximately $1.5 million in light of the ongoing litigation between the Company and Kind, and (ii) Harvest of approximately $1.9 million because of the anticipated effect on Harvest’s operations from a weakened local economy due to the coronavirus pandemic.

(46)

NOTE 7 – NOTES RECEIVABLE

At December 31, 2019 and 2018, notes receivable were comprised of the following:

	2019	2018
First State Compassion Center	$527,261	$578,722
Healer LLC	846,985	307,429
Atalo Holdings Inc.	-	-
Maryland Health & Wellness Center Inc.	323,526	-
High Fidelity Inc.	252,873	-
Chooze Corp.	-	257,687
Total notes receivable	1,950,645	1,143,838
Notes receivable, current portion	311,149	51,462
Notes receivable, less current portion	$1,639,496	$1,092,376

The Company loaned approximately $700,000 to First State Compassion Center, its Delaware cannabis-licensee client, during the period from October 2015 to April 2016. In May 2016, this client issued a 10-year promissory note, as subsequently amended, to the Company bearing interest at a rate of 12.5% per annum. The monthly payments of approximately $10,100 will continue through April 2026, at which time the note will become due. At December 31, 2019 and 2018, the current portion of this note was approximately $58,000 and $51,000, respectively, and is included in Notes Receivable, Current Portion on the respective balance sheets.

In 2018, the Company loaned an aggregate of $300,000 to Healer LLC (“Healer”), an entity that provides cannabis education, dosage programs, and products developed by Dr. Dustin Sulak, an integrative medicine physician and nationally renowned cannabis practitioner. In 2019, the Company loaned Healer an additional aggregate amount of $500,000. The loans bear interest at 6% per annum, with principal and interest payable on the maturity dates which are three years from the respective loan dates.

In 2019, the Company extended loans aggregating $980,000 to Atalo Holdings Inc. (“Atalo”), an agriculture and biotechnology firm specializing in research, development, and production of industrial hemp and hemp-based CBD products. The loans bear interest at 6% per annum, with principal and interest payable on the earlier of April 3, 2020 or the date on which the Company acquires at least 25% of Atalo’s outstanding capital stock, in which case the principal and interest due shall be credited toward Company’s purchase price for such capital stock. In December 2019, the Company wrote off the entire carrying value of the Atalo note receivable balance based on the expectation that the operations of Atalo would be negatively impacted by the coronavirus pandemic.

In January 2019, the Company entered into an agreement with Maryland Health & Wellness Center Inc. (“MHWC”), an entity that has been pre-approved by the state of Maryland for a cannabis dispensing license, to provide MHWC with a $300,000 construction loan in connection with the buildout of MHWC’s proposed dispensary. The Company also entered into a consulting services agreement to provide MHWC with advisory and oversight services over a three-year period relating to the development, administration, operation, and management of MHWC’s proposed dispensary in Maryland. The construction loan bears interest at 8% per annum, with principal and interest payable in May 2022, the two-year anniversary of final state approval of MHWC’s dispensing license, provided however, that the Company shall have the right, that extends through such two-year anniversary and which is subject to state approval, to convert the promissory note underlying the construction loan into a 20% ownership interest of MHWC. This conversion right of the Company shall terminate if the consulting services agreement is terminated.

(47)

In August 2019, the Company loaned $250,000 to High Fidelity Inc., a company that owns and operates two seed-to sale medical marijuana facilities in the state of Vermont and produces its own line of CBD products. The loan bears interest at a rate of 10% per annum, with interest-only monthly payments through its extended maturity in August 2020.

During the period from May to October 2018, the Company loaned $250,000 to Chooze Corp. bearing interest at 8% per annum and maturing in 2021. In January 2019, the entire principal and accrued interest balance of approximately $258,000 was converted into a 2.7% ownership interest in Chooze, as previously discussed in Note 4 – Investments.

In January 2019, KPG of Anna LLC and KPG of Harrisburg LLC each issued a promissory note to the Company in the approximate amount of $451,000 and $405,000, respectively, representing the advances made by the Company to these entities through December 31, 2018. The notes bore interest at 12% per annum, with monthly principal and interest payments due through December 2038. With the acquisition of the KPGs as disclosed in Note 3 – Acquisitions, these notes were eliminated upon the consolidation of the KPGs in October 2019.

NOTE 8 – INVENTORY

In 2019, the Company purchased $21.6 million of hemp seeds for its wholesale hemp distribution business and to develop hemp-derived CBD products. The seeds meet the U.S. government’s definition of federally legal industrial hemp, which was descheduled as a controlled substance and classified as an agricultural commodity upon the signing of the 2018 U.S. Farm Bill. As previously disclosed in Note 1 – Organization and Description of Business, the Company sold a majority of these seeds to GenCanna, generating a related party receivable of $33.2 million which was written off as of December 31, 2019.

At December 31, 2019, inventory was comprised of approximately $226,000 of CBD isolate and hemp extract; approximately $476,000 of work-in-process; and approximately $518,000 of finished cannabis and CBD products. At December 31, 2018, inventory was comprised of product packaging and other collateral.

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

NOTE 10 – PROPERTY AND EQUIPMENT

At December 31, 2019 and 2018, property and equipment consisted of the following:

	2019	2018
Land	$3,887,710	$3,392,710
Buildings and building improvements	27,063,235	13,566,144
Tenant improvements	7,762,991	5,348,882
Furniture and fixtures	299,645	114,160
Machinery and equipment	4,086,691	1,632,351
Construction in progress	2,827,940	12,205,447
	45,928,212	36,259,694
Less: accumulated depreciation	(3,135,843)	(2,159,830)
Property and equipment, net	$42,792,369	$34,099,864

During the years ended December 31, 2019 and 2018, additions to property and equipment were approximately $9.7 million and $8.9 million, respectively.

The 2018 additions were primarily comprised of (i) the buildout of properties in Hagerstown, MD, New Bedford, MA, and Middleborough, MA, and (ii) improvements to the Wilmington, DE facility.

The 2019 additions consisted primarily of (i) the commencement of construction in Milford, DE and Annapolis, MD, (ii) the continued buildout of properties in Hagerstown, MD, New Bedford, MA, and Middleborough, MA, and (ii) improvements to the Wilmington, DE and Las Vegas, NV properties.

The 2018 construction in progress balance of approximately $12.2 million was primarily comprised of (i) New Bedford, MA building, improvements and machinery of approximately $9.8 million and (ii) Middleborough, MA building, improvements and fixtures of approximately $2.4 million. All of this construction in progress was placed into service in 2019.

The 2019 construction in progress balance of approximately $2.8 million consisted of the commencement of construction of properties in Milford, DE and Annapolis, MD.

Depreciation expense for the year ended December 31, 2019 and 2018 was approximately $999,000 and $658,000, respectively.

(48)

NOTE 11 – DEBT

Mortgages Payable

At December 31, 2019 and 2018, mortgage balances, including accrued but unpaid interest, were comprised of the following:

	2019	2018
Bank of New England – Massachusetts property	$4,825,226	$4,895,000
Bank of New England – Delaware property	1,682,275	1,791,736
DuQuoin State Bank – Illinois properties	829,229	850,076
Total mortgages payable	7,336,730	7,536,812
Mortgages payable, current portion	(223,889)	(188,231)
Mortgages payable, less current portion	$7,112,842	$7,348,581

In November 2017, the Company entered into a 10-year mortgage agreement with Bank of New England for the purchase of a 138,000 square foot industrial property in New Bedford, Massachusetts, within which the Company has built a 70,000 square foot cannabis cultivation and processing facility. This mortgage was personally guaranteed by the Company’s CEO and CFO. From the mortgage date through May 2019, the Company was required to make monthly payments of interest-only at a rate equal to the prime rate plus 2%, with a floor of 6.25% per annum. From May 2019 to May 2024, the Company is required to make principal and interest payments at a rate equal to the prime rate on May 2, 2019 plus 2%, with a floor of 6.25% per annum. Principal and interest payments shall continue from May 2024 through the end of the lease at a rate equal to the prime rate on May 2, 2024 plus 2%, with a floor of 6.25% per annum. The outstanding principal balance on this mortgage was approximately $4,825,000 and $4,895,000 on December 31, 2019 and 2018, respectively, of which approximately $94,000 and $63,000, respectively, was current.

The Company maintains a second mortgage with Bank of New England, also personally guaranteed by the Company’s CEO and CFO, for the 2016 purchase of a 45,070 square foot building in Wilmington, Delaware which was developed into a cannabis seed-to-sale facility and is currently leased to the Company’s cannabis-licensed client in that state. The mortgage matures in 2031 with monthly principal and interest payments at a rate of 5.25% per annum through September 2021, and thereafter the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25% per annum. At December 31, 2019 and 2018, the outstanding principal balance on this mortgage was approximately $1,682,000 and $1,792,000, respectively, of which approximately $105,000 and $102,000, respectively, was current.

In May 2016, the Company entered into a mortgage agreement with DuQuoin State Bank (“DSB”) for the purchase of two properties which the Company developed into two 3,400 square foot free-standing retail dispensaries in Illinois. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined at the discretion of DSB’s executive committee. The mortgage was renewed in May 2019 at a rate of 8.5% per annum. At December 31, 2019 and 2018, the outstanding principal balance on this mortgage was approximately $829,000 and $850,000, respectively, of which approximately $24,000 and $23,000, respectively, was current.

Notes Payable

In June 2019, the Company and MariMed Hemp, its wholly-owned subsidiary, issued a secured promissory note in the principal amount of $10 million to an unaffiliated party (the “$10M Note”). The proceeds from the $10M Note were used to finance a portion of the purchases of hemp seed inventory previously discussed in Note 1 – Organization and Description of Business. The $10M Note provided for the repayment of principal plus a payment of $1.5 million on January 31, 2020. At December 31, 2019, the pro-rata portion of such payment, based on the term of the $10M Note, approximated $1,307,000 and was charged to interest expense. The $10M Note imposes certain covenants on the borrowers, all of which were complied with as of December 31, 2019.

In February 2020, the Company entered into an amendment agreement with the holder of the $10M Note, whereby the Company and MariMed Hemp issued an amended and restated promissory note in the principal amount of $11,500,000 (the “$11.5M Note”), bearing interest at a rate of 15% per annum, due on June 15, 2020, and with monthly interest payments and minimum amortization payments of $3,000,000 in the aggregate due on or before April 30, 2020, of which the Company has already paid $2,300,000. The $11.5M Note is secured by a first priority security interest in the assets of certain of the Company’s subsidiaries and brands, and a pledge of the Company’s ownership interest in certain of its subsidiaries. The $11.5M Note imposes certain covenants on the borrowers effective on the date of the amendment agreement.

As part of the $10M Note transaction, the Company issued three-year warrants to purchase 375,000 shares of common stock at an exercise price of $4.50 per share to the holder of the $10M Note. The fair value of these warrants on the issuance date of approximately $601,000 was recorded as a discount to the $10M Note. Approximately $523,000 of the warrant discount was amortized to interest expense in 2019. Accordingly, the carrying value of the $10M Note approximated $9.92 million at December 31, 2019.

In April 2019, MariMed Hemp issued a secured promissory note in the principal amount of $1,000,000 to an unaffiliated party. The proceeds of the note were used to finance a portion of the purchases of hemp seed inventory previously discussed in Note 1 – Organization and Description of Business. The note is secured by the collateral assignment of certain receivables from GenCanna (the “Secured Receivables”) and certain obligations of GenCanna to MariMed Hemp. The principal balance plus a payment of $180,000, initially due on December 31, 2019, was extended to March 31, 2020 in accordance with the terms of the note, requiring an additional payment of $30,000 payable on the extended due date. MariMed Hemp can elect to repay the note in whole or in part without penalty, provided the noteholder is given proper notice and MariMed Hemp is not in default of the note agreement. Upon such election, the entire payment of $180,000 and additional payment of $30,000 shall be deemed earned by and due to the noteholder.

(49)

In March 2019, the Company raised $6 million through the issuance of a secured promissory note to an unaffiliated party bearing interest at a rate of 13% per annum and a service fee of $900,000 (the “$6M Note”). The proceeds of the note were used to finance a portion of the purchases of hemp seed inventory previously discussed in Note 1 – Organization and Description of Business. The note is secured by the collateral assignment of certain receivables from and obligations of GenCanna to MariMed Hemp. The note’s initial maturity date of December 31, 2019 was extended to April 30, 2020 in accordance with the terms of the note, with the Company paying an extension fee in December 2019 of $300,000 which was charged to interest expense. At December 31, 2019, accrued interest payable on the note approximated $635,000.

In September 2018, the Company raised $3 million from the issuance of a secured promissory note to the same unaffiliated party of the $6M Note, bearing interest at a rate of 10% per annum, with interest payable monthly through an initial maturity date of March 31, 2020 (the “$3M Note”). The Company may elect to prepay the $3M Note in whole or part at any time after December 17, 2018 without premium or penalty provided the noteholder is given proper notice and the Company is not in default of the note agreement. The $3M Note was extended for an additional six months in accordance with its terms, with the interest rate increasing to 12% per annum during the extension period. The $3M Note is secured by the Company’s property in Maryland.

As part of $3M Note transaction, the Company issued three-year warrants to the lender’s designees to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The Company recorded a discount on the $3M Note of approximately $1,511,000 from the allocation of note proceeds to the warrants based on the fair value of such warrants on the issuance date. Approximately $882,000 of the warrant discount was amortized to interest expense during 2018, and the remaining $629,000 was amortized during 2019. At December 31, 2019 and 2018, the carrying value of the $3M Note was $3 million and approximately $2.37 million (principal less the remaining warrant discount of $629,000), respectively.

In addition to the above transactions, the Company raised $2,760,000 in 2019 from the issuance of promissory notes to individuals and accredited investors bearing interest at rates of 10% to 18% per annum, and maturing in 2020 and 2021. No additional promissory notes were issued in 2018 than those previously described above.

Note Settlements

During 2018, holders of previously issued promissory notes with principal balances of $1,075,000 converted such promissory notes into 1,568,375 shares of common stock at conversion prices ranging from $0.65 to $0.90 per share. The conversions resulted in the recording of non-cash losses of approximately $829,000 in the aggregate based on the fair value of the common stock on the dates of conversion. No conversions of promissory notes occurred during 2019.

During 2019 and 2018, the Company issued 2,435,116 shares and 3,827,373 shares of its common stock, respectively, and subscriptions on zero and 79,136 shares of its common stock, respectively to retire promissory notes (principal and accrued interest) of approximately $1,047,000 and $7,590,000, respectively. The Company recorded non-cash losses of approximately $2.5 million in 2018 based on the fair value of the common stock on the retirement dates. No such losses were incurred in 2019.

During 2018, the Company repaid $700,000 of promissory notes. No repayments of promissory notes occurred during 2019.

Debt Maturities

As of December 31, 2019, the aggregate scheduled maturities of the Company’s total debt outstanding, inclusive of the promissory notes and mortgages described within this Note 11 – Debt, and the convertible debentures described in the following Note 12 – Debentures Payable, were:

2020	$21,433,484
2021	11,262,710
2022	280,830
2023	300,248
2024	320,702
Thereafter	5,822,397
Total	39,420,370
Less discounts	(3,135,686)
$36,284,684

(50)

NOTE 12 – DEBENTURES PAYABLE

In October and November 2018, pursuant to a securities purchase agreement (the “SPA”), the Company sold an aggregate of $10,000,000 of convertible debentures to an accredited investor bearing interest at the rate of 6% per annum that mature two years from issuance, with a 1% issuance discount, resulting in net proceeds to the Company of $9,900,000 (the “$10M Debentures”).

The holder of the $10M Debentures (the “Holder”) has the right at any time to convert all or a portion of the $10M Debenture, along with accrued and unpaid interest, into the Company’s common stock at conversion prices equal to 80% of a calculated average, as determined in accordance with the terms of the $10M Debentures, of the daily volume-weighted price during the ten consecutive trading days preceding the date of conversion. Notwithstanding this conversion right, the Holder shall limit conversions in any given month to certain agreed-upon amounts based on the conversion price, and the Holder shall also be limited from beneficially owning more than 4.99% of the Company’s outstanding common stock (potentially further limiting the Holder’s conversion right).

The Company shall have the right to redeem all or a portion of the $10M Debentures, along with accrued and unpaid interest, at a 10% premium, provided that the Company first deliver advance written notice to the Holder of its intention to make a redemption, with the Holder allowed to effect certain conversions of the $10M Debentures during such notice period.

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

In conjunction with the issuance of the $10M Debentures, the Company issued two warrants to the Holder to purchase 142,857 and 181,818 shares of the Company’s common stock at exercise prices of $3.50 and $5.50 per share, respectively, and expiring three years from issuance (the “Initial Warrants”). The fair value of the Initial Warrants of approximately $1,058,000 was recorded as a discount to the carrying amount of the $10M Debentures.

Pursuant to the terms of a registration rights agreement with the Holder, entered into concurrently with the SPA and the $10M Debentures, the Company agreed to provide the Holder with certain registration rights with respect to any potential shares issued pursuant to the terms of the SPA, the $10M Debentures, and the Initial Warrants.

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

In May 2019, the Company sold to the Holder an additional $5,000,000 convertible debenture bearing interest at the rate of 6% per annum that matures two years from issuance, with a 1% issuance discount, resulting in net proceeds to the Company of $4,950,000 (the “$5M Debentures”). In each of June and August 2019, the Company sold to the Holder an additional $2,500,000 of convertible debentures, totaling $5,000,000, that mature two years from issuance, with a 7% issuance discount, resulting in aggregate net proceeds to the Company of $4,650,000 (the “Two $2.5M Debentures,” and together with the $5M Debentures, the “Additional $10M Debentures”).

The terms of the Additional $10M Debentures are consistent with the terms of the $10M Debentures, except that (i) no interest shall accrue on the Two $2.5M Debentures, (ii) the issuance discount on the Two $2.5M Debentures is 7%, compared to 1% on the $10M Debentures and the $5M Debentures, and (iii) other small variations, most notably a cap on the conversion price. The SPA, registration rights agreement, and addendum to the SPA were all amended and restated to incorporate the Additional $10M Debentures.

As part of issuance of the Additional $10M Debentures, the Company issued three-year warrants to the Holder to purchase 550,000 and 300,000 shares of common stock at exercise prices of $3.00 and $5.00 per share, respectively (the “Additional Warrants”). The fair value of the Additional Warrants of approximately $1,148,000 was recorded as a discount to the carrying amount of the Additional $10M Debentures.

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

In January 2019, the Holder converted, in three separate transactions, an aggregate of $600,000 of principal and approximately $97,000 of accrued interest into 233,194 shares of common stock at conversion prices ranging from $2.90 to $3.06 per share. In April and June 2019, the Holder converted, in four separate transactions, an aggregate of $1,750,000 of principal and approximately $181,000 of accrued interest into 923,185 shares of common stock at conversion prices ranging from $1.74 to $2.74 per share. In July, the Holder converted, in two separate transactions, an aggregate of $2,750,000 of principal and approximately $17,000 of accrued interest into 2,435,144 shares of common stock at conversion prices of $1.08 and $1.70 per share. In September 2019, the Holder converted $2,400,000 of principal and approximately $64,000 of accrued interest into 3,206,816 shares of common stock at a conversion price of $0.77 per share. In December 2019, the Holder converted $1,100,000 of principal and approximately $17,000 of accrued interest into subscriptions on 3,004,131 shares of common stock at a conversion price of $0.37 per share.

All of the aforementioned conversions were performed in accordance with the terms of their respective convertible debenture agreements, and therefore the Company was not required to record a gain or loss on such conversions.

(51)

During 2019 and 2018, amortization of the beneficial conversion features, after adjustment for the conversions, approximated $5,242,000 and $1,522,000, respectively; amortization of the discounts from the Initial Warrants and Additional Warrants (together, the “Total Warrants”) approximated $1,298,000 and $91,000 respectively; and the amortization of original issue discounts approximated $107,000 and $9,000, respectively. This amortization was charged to interest expense. Additionally, accrued interest expense for such periods approximated $513,000 in 2019 and $98,000 in 2018.

At December 31, 2019, the aggregate outstanding principal balance on the $10M Debentures and the Additional $10M Debentures (together, the “$20M Debentures”) was $10,000,000. Also on such date, the unamortized balances of the beneficial conversion feature, the Total Warrants discount, and original issue discounts were approximately $3,041,000, $817,000, and $307,000, respectively. Accordingly, at December 31, 2019, the carrying value of the $20M Debentures was approximately $5,835,000.

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

NOTE 13 – EQUITY

Preferred Stock

In January 2018, all 500,000 shares of subscribed Series A convertible preferred stock then outstanding were converted into 970,988 shares of common stock at a conversion price of $0.55 per share. The Company recorded a non-cash loss on conversion of approximately $34,000 based on the market value of the common stock on the conversion date. At December 31, 2019 and 2018, no shares of Series A convertible preferred stock were issued or outstanding.

In February 2020, the Company filed a certificate of elimination to return all shares of the Series A convertible preferred stock to the status of authorized and unissued shares of undesignated preferred stock. Concurrent with this filing, the Company also filed a certificate of designation to designate the rights and preferences of newly authorized Series B convertible preferred stock, shares of which were issued in February 2020 as further discussed in Note 21 – Subsequent Events.

Common Stock

During 2019, the Company sold 1,014,995 shares of common stock at prices of $0.70 and $3.25 per share, resulting in total proceeds of $2,750,000. During 2018, the Company sold 10,111,578 shares of common stock, at prices ranging from $0.50 to $1.30 per share, resulting in total proceeds of approximately $8.5 million.

During 2019 and 2018, the Company issued 97,136 and 1,000,000 common shares, respectively, associated with previously issued subscriptions on common stock with a value of approximately $169,000 and $370,000, respectively.

During 2019 and 2018, the Company issued 172,663 and 3,420,526 common shares, respectively, in exchange for services rendered by third-parties or to otherwise settle outstanding obligations. Based on the market value of the common stock on the dates of issuance, the Company recorded non-cash losses on these settlements of approximately $5,000 in 2019 and $1,024,000 in 2018.

In 2019, the Company granted 141,546 shares of common stock to employees at an aggregate value of approximately $223,000. Of these granted shares, 32,726 were not issued as of December 31, 2019 and were reflected in Common Stock Subscribed But Not Issued on the balance sheet. No common stock was granted in 2018.

(52)

As previously disclosed in Note 3 – Acquisitions, the Company issued (i) 264,317 shares of common stock in connection with the acquisition of iRollie in 2018, (ii) 1,000,000 shares of common stock in connection with the acquisition of the KPGs and Mari-IL in 2019, (iii) 1,000,000 shares of stock as a good faith deposit in 2019 on the Harvest acquisition, and (iv) 520,000 shares of commons stock in connection with the acquisition of MediTaurus in 2019.

As previously disclosed in Note 4 – Investments, the Company issued 500,000 shares of common stock in 2019 to purchase a minority interest in Terrace in 2019, and 378,259 shares of its common stock in 2018 to purchase a minority interest in CVP.

As previously disclosed in Note 11 – Debt, the Company issued (i) 1,568,375 shares of common stock in 2018 to former noteholders who converted promissory notes with principal balances of $1,075,000, and (ii) 2,435,116 shares in 2019 and 3,827,373 shares in 2018 of common stock to retire promissory notes (principal and accrued interest) of approximately $1,047,000 in 2019 and $7,590,000 in 2018.

As previously disclosed in Note 12 – Debentures Payable, the holder of the $20M Debentures converted (i) in 2018, approximately $1,436,000 of principal and interest into 524,360 shares of common stock, and (ii) in 2019, approximately $8,976,000 of principal and interest into 6,798,339 shares of common stock and subscriptions on 3,004,131 shares of common stock.

As further disclosed in Note 14 – Stock Options, during 2019 and 2018, 3,261,808 and 760,000 shares of common stock, respectively, were issued in connection with the exercise of stock options.

As further disclosed in Note 15 – Warrants, during 2019 and 2018, warrants to purchase 686,104 and 2,300,237 shares of common stock, respectively, were exercised.

Common Stock Issuance Obligations

At December 31, 2019, the Company was obligated to issue (i) 32,726 shares of common stock, valued at approximately $29,000, in connection with the stock grants disclosed earlier in this Note 13 – Equity, (ii) 3,004,131 shares of common stock, valued at approximately $1,117,000, with respect to the December 2019 conversion of a portion of the $20M Debentures as previously disclosed in Note 12 – Debentures Payable, and (iii) 200,000 shares of common stock associated with exercise of stock options by the Company’s CEO as further disclosed in Note 19 – Related Party Transactions. These shares were issued in the first quarter of 2020.

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

The Incentive Plan is an omnibus plan, authorizing a variety of equity award types as well as cash and long-term incentive awards. The Incentive Plan amends and restates the Company’s 2018 Stock Award and Incentive Plan (the “Previous Plan”), which was approved by the board of directors in July 2018 but never presented to stockholders for approval. Any grants made under the Previous Plan prior to the approval date of the Incentive Plan shall continue to be governed by the terms of the Previous Plan.

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

(53)

NOTE 14 – STOCK OPTIONS

During 2019, the Company granted options to purchase 2,565,000 shares of common stock, expiring four and five years from their grant dates, at exercise prices ranging from $0.42 to $1.95 per share. The fair value of these option grants of approximately $1,502,000 is being amortized over their respective vesting periods, of which approximately $544,000 was amortized in 2019.

During 2018, the Company granted options to purchase 4,720,000 shares of common stock, expiring four and five years from their grant dates, at exercise prices ranging from $0.14 to $3.72 per share. The fair value of these option grants of approximately $5,897,000 is being amortized over their respective vesting periods, of which approximately $3,339,000 and $1,534,000 was amortized in 2019 and 2018, respectively.

During 2019, options to purchase 3,667,499 shares of common stock were exercised at prices ranging from $0.08 to $0.77 per share. Of these exercised options, 2,167,499 were exercised on a cashless basis with the exercise prices paid via the surrender of 405,691 shares of common stock.

During 2018, options to purchase 760,000 shares of common stock were exercised at prices ranging from $0.08 to $0.63 per share. Of these exercised options exercised in 2018, 460,000 were exercised on a cashless basis with the exercise price paid via the surrender of 105,398 shares of common stock.

During 2019, options to purchase 117,501 shares of common stock expired, and options to purchase 818,750 shares of common stock were forfeited, resulting in an aggregate reduction of amortization expense of approximately $432,000 in 2019. During 2018, options to purchase 200,000 shares of common stock expired, and options to purchase 250,000 shares of common stock were forfeited, resulting in an aggregate reduction of amortization expense of approximately $71,000 in 2018.

Stock options outstanding and exercisable as of December 31, 2019 were:

Exercise Price	Shares Under Option		Remaining
per Share	Outstanding	Exercisable	Life in Years
$0.130	200,000	200,000	0.50
$0.140	550,000	550,000	1.00
$0.330	50,000	50,000	1.19
$0.417	900,000	-	4.99
$0.450	125,000	125,000	1.76
$0.590	15,000	-	4.94
$0.630	300,000	300,000	2.00
$0.770	200,000	200,000	3.00
$0.900	50,000	50,000	3.37
$0.910	50,000	50,000	2.81
$0.950	50,000	30,000	3.00
$0.992	300,000	-	4.74
$1.000	200,000	15,000	4.84
$1.350	100,000	-	3.58
$1.950	500,000	125,000	3.50
$2.320	100,000	100,000	3.70
$2.450	2,000,000	2,000,000	2.98
$2.500	100,000	50,000	3.66
$2.650	200,000	150,000	3.73
$2.850	56,250	37,500	2.95
$2.850	100,000	50,000	3.95
$3.000	25,000	12,500	3.96
$3.725	100,000	100,000	3.94
	6,271,250	4,207,500

(54)

NOTE 15 – WARRANTS

In conjunction with the issuance of the $20M Debentures previously disclosed in Note 12 – Debentures Payable, in 2019 and 2018, the Company issued three-year warrants to purchase 850,000 and 324,675 shares of its common stock, respectively, at exercise prices of $3.00 to $5.00 per share and $3.50 to $5.50 per share, respectively. The fair value of these warrants at issuance approximated $1,148,000 in 2019 and $1,058,000 in 2018, with approximately $1,298,000 amortized to interest expense in 2019, approximately $91,000 in 2018, and the balance to be amortized over the remaining durations of the $20M Debentures.

As part of the $10M Note transaction previously disclosed in Note 11 – Debt, in 2019, the Company issued three-year warrants to purchase 375,000 shares of common stock at an exercise price of $4.50 per share. The fair value of these warrants at issuance approximated $601,000, with approximately $523,000 of this amount amortized to interest expense during the year, and the balance to be amortized by the initial January 2020 maturity date of the $10M Note.

In connection with $3M Note transaction previously disclosed in Note 11 – Debt, in 2018, the Company issued three-year warrants to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The fair value of these warrants at issuance approximated $1,511,000, with approximately $882,000 amortized to interest expense during 2018, and the remaining $629,000 amortized during 2019.

In addition to the above warrants issued with the $20M Debentures, $10M Note, and $3M Note, in connection with promissory notes issued to individuals in 2019 and 2018, the Company issued warrants to purchase 10,000 and 237,500 shares of common stock, respectively, at an exercise price of $0.75 and $0.55 per share, respectively, expiring four years and three years, respectively, from issuance. The fair value of these warrants at issuance of approximately $5,000 in 2019 and $198,000 in 2018 were fully amortized to interest expense in the year of issuance.

In 2018, alongside the sale of common stock, the Company issued three-year and five-year warrants to purchase 6,098,962 shares of common stock at exercise prices ranging from $1.75 to 4.30 per share. The fair value of these warrants at issuance of approximately $11,146,000 was treated as a reduction to the value of the common stock and charged to Additional Paid-In Capital on the balance sheet. No warrants were issued alongside sales of common stock in 2019.

In 2019 and 2018, the Company issued stand-alone warrants to purchase 1,250,000 and 625,000 shares of common stock, respectively, at exercise prices of $0.80 to 1.71 per share in 2019, and $0.20 to $2.45 per share in 2018. The 2019 warrants expire three years from issuance and the 2018 options expire three and five years from issuance. The fair value of the warrant issuances of approximately $392,000 in 2019 and $1,815,000 in 2018 were charged to expense in the year of issuance.

During 2019 and 2018, warrants to purchase 686,104 and 2,300,237 shares of common stock, respectively, were exercised at exercise prices ranging from $0.12 to $1.75 per share in 2019 and $0.10 to $0.75 per share in 2018.

At December 31, 2019 and 2018, warrants to purchase 11,780,107 and 10,606,211 shares of common stock, respectively, were outstanding with exercise prices ranging from $0.15 to $5.50 per share in 2019 and $0.12 to $5.50 per share in 2018.

NOTE 16 – REVENUES

For the years ended December 31, 2019 and 2018, the Company’s revenues were comprised of the following major categories:

	2019	2018
Real estate	$6,836,316	$6,441,160
Management	2,798,738	1,581,548
Supply procurement	3,555,555	3,015,745
Licensing	1,794,161	700,173
Product sales	1,542,037	-
Product sales to related party	29,029,249	-
Other	48,589	113,289
Total revenues	$45,604,644	$11,851,915

For the year ended December 31, 2019, revenue from three clients represented 92% of total revenues. One of these clients was GenCanna, a related party, with whom the Company conducted the seed sale transactions previously disclosed in Note 1 – Organization and Description of Business. The total revenue from these transactions with GenCanna are reflected under Product Sales To Related Party in the table above.

Excluding the revenues from GenCanna, two clients represented 78% and 73% of revenues for the years ended December 31, 2019 and 2018, respectively.

(55)

NOTE 17 – BAD DEBTS

For the years ended December 31, 2019 and 2018, the Company recorded bad debt expense of approximately $44.5 million and $150,000, respectively.

The amount recorded in 2019 included (i) the write off of the accounts receivable balance due from GenCanna of approximately $29.0 million following GenCanna’s Chapter 11 filing, and (ii) the recording of bad debt reserves against the accounts receivable and working capital balances due from Kind of approximately $9.7 million and approximately $1.5 million, respectively, in light of the current litigation between the Company and Kind.

Additionally, 2019 bad debt expense included the following amounts that were based on the Company’s expectation of the negative impact of the coronavirus pandemic on the operations of certain of the Company’s debtors, and therefore the collectibility thereof: (i) the recording of bad debt reserves against the accounts receivable and working capital balances due from Harvest of approximately $239,000 and $1.9 million, respectively, and (ii) the write off of notes receivable and accrued interest balances due from Atalo of approximately $1.0 million and two other entities of approximately $650,000 in the aggregate.

NOTE 18 – INCOME TAXES

For the years ended December 31, 2019 and 2018, the Company’s cumulative net operating losses were approximately $26.3 million and $11.6 million, respectively, and accordingly a tax provision was not required for the years then ended.

The reconciliations between the Company’s effective tax rates and the statutory tax rate for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
U.S Federal taxes at the statutory rate	21.0%	21.0%
State taxes net of federal benefit	6.3%	6.3%
Valuation allowance	(27.3)%	(27.3)%
Total	0.0%	0.0%

The approximate income tax effect of each type of temporary difference and carryforward as of December 31, 2019 and 2018 is as follows:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$26,291,878	$11,559,576

Deferred tax liabilities:
Fixed assets	(5,421,341)	(3,529,167)

Net deferred tax asset	20,870,537	8,030,409
Valuation allowance	(20,870,537)	(8,030,409)
Total	$-	$-

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

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) for which the Company has previously deferred from U.S. income taxes. As of December 31, 2018, the Company has completed its calculation of the total post-1986 foreign E&P for these foreign subsidiaries. The Company has not recognized any adjustments in its income tax expense for its one-time transition tax liability.

The Company has provided a valuation allowance against its net deferred tax assets at December 31, 2019 and 2018. Based upon the level of historical U.S. earnings and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

The federal net operating losses carryforward indefinitely, subject to an annual limitation of 80% of taxable income. The state net operating losses expire at various dates beginning in 2031. These tax attributes are subject to an annual limitation from equity shifts, which constitute and change of ownership as defined under IRC Section 382, which will limit their utilization. The Company has not completed a study through December 31, 2019 to assess whether an ownership change under Section of 382 of the Code has occurred during 2019, due to the costs and complexities associated with such a study. The Company may have experienced various ownership changes, as defined by the code, as a result of financing transactions. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended December 31, 2019. Such objective evidence limits the ability to consider the subjective evidence, such as the Company’s projections for future growth. On the basis of this evaluation, as of December 31, 2019, a valuation allowance has been recorded against all net deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to the subjective evidence such as the Company’s projections for growth.

The Company previously adopted the provision for uncertain tax positions under ASC 740. The adoption did not have an impact on the Company’s retained earnings balance. At December 31, 2019 and 2018, the Company had no recorded liabilities for uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2016 through 2019. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period.

(56)

NOTE 19 – RELATED PARTY TRANSACTIONS

During 2019, the Company entered into several hemp seed sale transactions with GenCanna, a related party, whereby the Company acquired large quantities of top-grade feminized hemp seeds at volume discounts that it sold to GenCanna at market rates as previously disclosed in Note 1 – Organization and Description of Business.

As disclosed in Note 11 – Debt, the Company’s two mortgages with Bank of New England are personally guaranteed by the Company’s CEO and CFO.

In 2019, the Company granted five-year options to purchase 100,000 shares of common stock to each of the Company’s three independent board members at an exercise price of $0.99. The aggregate fair value of these options of approximately $191,000 is being amortized over the vesting period, of which approximately $189,000 was amortized at December 31, 2019. In 2018, the Company granted options to purchase 1.45 million shares of common stock to the Company’s board members at exercise prices ranging from $0.14 to $0.77 and expiring between December 2020 and December 2022. The aggregate fair value of these options of approximately $480,000 was fully amortized by June 30, 2018.

In 2019, options to purchase 200,000 and 132,499 shares of common stock were exercised by the Company’s CEO and an independent board member, respectively, at weighted average exercise prices of $0.11 and $0.08 per share, respectively. The independent board member’s options were exercised on a cashless basis with the exercise prices paid via the surrender of 3,108 shares of common stock. At December 31, 2019, the shares of common stock associated with the exercise by the Company’s CEO were not issued and reflected in Common Stock Subscribed But Not Issued on the balance sheet. In 2018, options to purchase 400,000 shares of common stock were exercised by an independent board member at exercise prices of $0.08 to $0.63 per share on a cashless basis with the exercise prices paid via the surrender of 98,000 shares of common stock.

In 2019 and 2018, options to purchase 117,501 and 200,000 shares of common stock, respectively, were forfeited by board members.

The Company’s current corporate offices are leased from a company owned by a related party under a 10-year lease that commenced August 2018 and contains a five-year extension option. Previous to this lease, the Company’s former corporate offices were also leased from a company owned by a related party. For the year ended December 31, 2019 and 2018, expenses incurred under these leases approximated $156,000 and $78,000, respectively.

The balance of Due To Related Parties at December 31, 2019 and 2018 of approximately $1,455,000 and $276,000, respectively, were comprised of amounts owed of approximately (i) $420,000 and $81,000, respectively, to the Company’s CEO and CFO, (ii) $975,000 and $135,000, respectively, to two companies partially owned by these officers, and (iii) $60,000 in both periods to two stockholders of the Company. Such amounts owed are not subject to repayment schedules.

The balance of Due From Related Parties at December 31, 2018 of approximately $120,000 was comprised of an advance to an entity partially owned by the Company’s CEO and CFO. This amount was entirely offset by payments made to the Company from the related entity. At December 31, 2019, there were no amounts due from related parties.

(57)

NOTE 20 – COMMITMENTS AND CONTINGENCIES

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

The details of the Company’s operating lease agreements are as follows:

●	Delaware – 4,000 square feet of retail space in a multi-use building under a five-year lease that commenced in October 2016 and contains a five-year option to extend the term. The Company developed the space into a cannabis dispensary which is subleased to its cannabis-licensed client.

●	Delaware – a 100,000 square foot warehouse leased in March 2019 that the Company is developing into a cultivation and processing facility to be subleased to the same Delaware client. The lease term is 10 years, with an option to extend the term for three additional five-year periods.

●	Nevada – 10,000 square feet of an industrial building that the Company has built-out into a cannabis cultivation facility and plans to rent to its cannabis-licensed client under a sub-lease which will be coterminous with this lease expiring in 2024.

●	Massachusetts – 10,000 square feet of office space which the Company utilizes as its corporate offices under a 10-year lease with a related party expiring in 2028, with an option to extend the term for an additional five-year period.

●	Maryland – a 2,700 square foot 2-unit apartment under a lease that expires in July 2020 with an option to renew for a two-year term.

The Company leases machinery and office equipment under finance leases that expire in February 2022 through June 2024 with such terms being a major part of the economic useful life of the leased property.

The components of lease expense for the year ended December 31, 2019 were as follows:

Operating lease cost	$832,403
Finance lease cost:
Amortization of right-of-use assets	$23,085
Interest on lease liabilities	6,414
Total finance lease cost	$29,499

The weighted average remaining lease term for operating leases is 9.3 years, and for the finance lease is 3.6 years. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was 7.5% for all leases.

Future minimum lease payments as of December 31, 2019 under all non-cancelable leases having an initial or remaining term of more than one year were:

	Operating Leases	Finance Lease
2020	$917,444	$38,412
2021	1,008,227	38,412
2022	949,535	27,123
2023	910,166	23,201
2024	835,411	3,229
Thereafter	4,304,441	-
Total lease payments	8,925,223	$130,377
Less: imputed interest	(2,608,366)	(16,552)
	$6,316,857	$113,825

Terminated Employment Agreement

An employment agreement which commenced in 2012 with Thomas Kidrin, the former CEO of the Company, that provided Mr. Kidrin with salary, car allowances, stock options, life insurance, and other employee benefits, was terminated by the Company in 2017. At December 31, 2019 and 2018, the Company maintained an accrual of approximately $1,043,000 for any amounts that may be owed under this agreement, although the Company contends that such agreement is not valid and no amount is due.

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

Maryland Acquisition

As previously disclosed in Note 3 – Acquisitions, the sellers of Kind have attempted to renegotiate the terms of the MOU, alleging that the MOU is not an enforceable agreement, despite the MOU containing all the definitive material terms with respect to the acquisition transaction and confirming the management and lease agreements. The Company engaged with the sellers in a good faith attempt to reach updated terms acceptable to both parties, but the non-reciprocation of the sellers resulted in an impasse and both parties commenced legal proceedings.

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

(58)

NOTE 21 – SUBSEQUENT EVENTS

GenCanna Bankruptcy Filing

In February 2020, GenCanna filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Eastern District of Kentucky. The filing is intended to permit GenCanna to operate its business while working through a reorganization plan that could include refinancing of its existing indebtedness, or an alternative restructuring transaction such as a sale.

Consequently, as of December 31, 2019, the Company wrote off the outstanding receivable balance from GenCanna of approximately $29.0 million and the related balance of unearned revenue of approximately $4.2 million as previously discussed in Note 1 – Organization and Description of Business.

Additionally, the Company recorded a charge to net income of approximately $30.2 million, classified under Loss on Equity Investments on the statement of operations for the year ended December 31, 2019, which reduced to zero the carrying value of the Company’s previous investment in GenCanna as previously discussed in Note 4 – Investments.

Exchange Agreement

In February 2020, the Company entered into an exchange agreement with two institutional shareholders (the “TIS”) whereby the TIS loaned the Company an aggregate of $4,417,500. In return for the loans, and the Company (i) issued promissory notes to the TIS for the aggregate amount, bearing interest at 16.5% per annum and maturing in August 2021, with a right to extend the maturity date through February 2022 upon payment of an extension fee. and (ii) exchanged 4,903,333 shares of the Company’s common stock previously acquired by the TIS, for an equal number of shares of newly designated Series B convertible preferred stock.

In connection with the exchange agreement, the Company filed (i) a certificate of designation to designate the rights and preferences of the Series B convertible preferred stock, and (ii) a certificate of elimination to return all shares of the Series A convertible preferred stock, of which no shares were issued or outstanding at the time of filing, to the status of authorized and unissued shares of undesignated preferred stock.

Issuance of Additional Debenture

In February 2020, the Company sold to the Holder of the $20M Debentures an additional convertible debenture in the principal amount of $1,000,000 bearing interest at a rate of 6.5% per annum that matures one year from issuance, with a 6.5% issuance discount, resulting in net proceeds to the Company of $935,000 (the “$1M Debenture”).

The terms of the $1M Debenture are consistent with the terms of the $20M Debentures. The SPA, registration rights agreement, and addendum to the SPA were all amended and restated to incorporate the $1M Debenture. As part of issuance of the $1M Debenture, the Company issued three-year warrants to the Holder to purchase 180,000 shares of common stock at an exercise prices of $0.75 per share.

Promissory Note Extensions

As previously discussed in Note 11 – Debt, the Company and MariMed Hemp issued the $11.5M Note in February 2020 which amended and restated the previously issued $10M Note. The $11.5M Note bears interest at a rate of 15% per annum and matures on June 15, 2020, with monthly interest payments and minimum amortization payments of $3,000,000 in the aggregate due on or before April 30, 2020, of which the Company has already paid $2.3 million. The $11.5M Note is secured by a first priority security interest in the assets of certain of the Company’s subsidiaries and brands, and a pledge of the Company’s ownership interest in certain of its subsidiaries. The $11.5M Note imposes certain covenants on the borrowers effective on the date of the amendment agreement.

The Company also extended the maturity dates of another $9.4 million of promissory notes, and is in the process of finalizing the paperwork to extend another $3.0 million of promissory notes, as a result of which the Company will not be in default on any of its debt servicing payments.

Loan Commitment

In February, the Company received a commitment from an accredited investor for a $12.0 million loan, secured by the Company’s real estate, at a rate of 10% per annum with a one-year term, and an option to extend for an additional year. The loan contains an origination fee of four points and a prepayment penalty of two months interest. This transactions is expected to close upon the lender’s completion of its due diligence, which is in its final stages, although there is no assurance that it will close in the foreseeable future or at all.

Conversion of Debentures Payable

In January 2020, the holder of the $20M Debentures converted $1,000,000 of principal and approximately $205,000 of accrued interest into 3,555,859 shares of common stock at a conversion price of $0.34 per share.

Promissory Note Paydown

In February, the Company paid cash to retire a promissory note in the principal amount of $100,000 which matured during that month.

Equity Transactions

In the first quarter of 2020, the Company issued 3,236,857 shares of common stock associated with the subscriptions on common stock outstanding at December 31, 2019 and previously disclosed in Note 13 – Equity. These subscriptions were comprised of (i) 32,726 shares in connection with common stock granted in 2019; (ii) 3,004,131 shares with respect to the December 2019 conversion of a portion of the $20M Debentures, and (iii) 200,000 shares associated with exercise of stock options by the Company’s CEO.

(59)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, and in light of the weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting at December 31, 2019, was due to the lack of a formalized and complete set of policy and procedure documentation evidencing our system of internal controls over financial reporting. This lead to certain adjustments which have been reflected in our audited financial statements. These weaknesses are not uncommon in a company of our size due to personnel and financial limitations.

During the year ended December 31, 2019, we implemented significant measures to remediate previously disclosed factors that lead to the ineffectiveness of our internal control over financial reporting. This included engagement of accounting consultants as needed to provide expertise on specific areas of the accounting guidance, the continued hiring of individuals with appropriate experience in internal controls over financial reporting, and the modification to our accounting processes and enhancement to our financial controls including the ongoing testing of such controls. Further, during the year ended December 31, 2019, we expanded our board of directors to include a majority of independent disinterested directors; established an audit, compensation, and corporate governance committee of the board of directors; and adopted a formal policy with respect to related party transactions.

During 2020, we intend to work to remediate the material weaknesses identified above, which is expected to include (i) the modification to our accounting processes and enhancement to our financial controls, and/or (11) the hiring of an independent consulting or accounting firm to review and document our internal control system to ensure compliance with COSO. However, our current financial position could make it difficult for us to add the necessary resources.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

(60)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information called for by this item may be found in the Company’s definitive Proxy Statement in connection with its 2020 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2020 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information called for by this item may be found in the Company’s definitive Proxy Statement in connection with its 2020 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2020 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by this item may be found in the Company’s definitive Proxy Statement in connection with its 2020 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2020 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by this item may be found in the Company’s definitive Proxy Statement in connection with its 2020 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2020 and is incorporated herein by reference.

(61)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by this item may be found in the Company’s definitive Proxy Statement in connection with its 2020 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2020 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The Company has filed the following documents as part of this Form 10-K:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statement on page 28.

2. Financial Statement Schedules

No financial statement schedules are included because the information is either provided in the consolidated financial statements or is not required under the related instructions or is inapplicable, and therefore such schedules have been omitted.

3. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Amended Certificate of Incorporation of the Company (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020. (i)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020. (i)

3.2	By-Laws - Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP. (i)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC. (i)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (a)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

10.7	Amended and Restated 2018 Stock Award and Incentive Plan. (d)

10.8	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D. and Edward J. Gildea. (e)

10.9	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed, Inc. and MariMed Hemp, Inc., as co-borrowers. (g)

10.10

Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (i)

14.1	Code of Ethics (h)

21	List of Subsidiaries *

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

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

(b) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c) Incorporated by reference to Current Report on Form 8-K filed on November 9, 2018.

(d) Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019.

(e) Incorporated by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019.

(f) Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2020.

(g) Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2020.

(h) The Company’s Code of Ethics can be found on its website at https://bit.ly/MRMDethics.

(i) Incorporated by reference to Current Report on Form 8-K filed on February 27, 2020

ITEM 16. FORM 10-K SUMMARY

None.

(62)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2020

MARIMED INC.
(Registrant)

By:	/s/ Robert Fireman
Name:	Robert Fireman
Title:	President and Chief Executive Office

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Fireman	President and Chief Executive Officer	March 31, 2020
Robert Fireman	(Principal Executive Officer)

/s/ Jon R. Levine	Chief Financial Officer	March 31, 2020
Jon R. Levine	(Principal Financial Officer)

/s/ Eva Selhub	Director	March 31, 2020
Eva Selhub

/s/ Edward Gildea	Director	March 31, 2020
Edward Gildea

/s/ David Allen	Director	March 31, 2020
David Allen

(63)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Amended Certificate of Incorporation of the Company (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020. (i)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020. (i)

3.2	By-Laws - Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP. (i)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC. (i)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (a)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

10.7	Amended and Restated 2018 Stock Award and Incentive Plan. (d)

10.8	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D. and Edward J. Gildea. (e)

10.9	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed, Inc. and MariMed Hemp, Inc., as co-borrowers. (g)

10.10

Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (i)

14.1	Code of Ethics (h)

21	List of Subsidiaries *

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

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

(b) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c) Incorporated by reference to Current Report on Form 8-K filed on November 9, 2018.

(d) Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019.

(e) Incorporated by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019.

(f) Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2020.

(g) Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2020.

(h) The Company’s Code of Ethics can be found on its website at https://bit.ly/MRMDethics.

(i) Incorporated by reference to Current Report on Form 8-K filed on February 27, 2020

(64)