Form 10-K/A
period 2019-12-31
MARIMED INC.
filed 2020-04-29
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by MariMed, Inc. (the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2020 (the “Original Filing”). The purpose of this Amendment is to provide the disclosures required by Items 10 through 14 of Part III of Form 10-K, which were omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, and were to be incorporated by reference to the Company’s Definitive Proxy Statement to be filed on or before April 29, 2020, with respect to its 2020 annual meeting of stockholders (the “Proxy Statement”). The Company is filing this Amendment because the Proxy Statement will not be filed by April 29, 2020.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Exhibits 31.1 and 31.2 are filed, and new Exhibits 32.1 and 32.2 are furnished herewith. This Amendment supplements the Original Filing and does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

No changes or updates to the items included in the Original Filing have been made to reflect subsequent events that may have occurred with respect to such items subsequent to the filing date of the Original Filing.

(1)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.

Name	Age	Position
Robert Fireman	70	President, Chief Executive Officer, and Chairman
Jon R. Levine	54	Chief Financial Officer, Treasurer, Secretary, and Director
Eva Selhub, M.D. (4) (5)	51	Director
David Allen (1) (5)	64	Director
Edward Gildea (2) (3)	67	Director

(1)	Chairman of the Audit Committee.

(2)	Member of the Audit Committee.

(3)	Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee.

(4)	Member of the Compensation Committee.

(5)	Member of the Nominating and Corporate Governance Committee.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Robert Fireman has served as our president and chief executive officer since July 2017. In addition, Mr. Fireman has been a director since our formation, and is a seasoned executive in the building of technology and consumer driven companies. Mr. Fireman was a founder and director of Consumer Card Marketing, Inc., a pioneer in the development of retail loyalty marketing programs for the supermarket and drug store industries. This company was sold to News America Marketing, a division of News Corp. Mr. Fireman has been a practicing attorney for over 30 years. Mr. Fireman is the CEO of our wholly-owned subsidiary, MariMed Advisors Inc., a director of Worlds Inc. and a former part owner of Sigal Consulting LLC. He has over ten years of experience in the emerging cannabis industry across the country. In February 2019, Mr. Fireman was appointed to GenCanna’s board of directors. We believe that Mr. Fireman’s experience in the emerging cannabis industry and his professional background make him well-qualified to serve as chairman of the Company’s board of directors (the “Board”).

Jon R. Levine has served as our chief financial officer, treasurer, and secretary since July 2017 and has been a director since 2016. Mr. Levine has over nine years of experience in the cannabis industry. He brings over 18 years in commercial real estate development, management and financial services experience. Mr. Levine was a partner at Equity Industrial Partners, a national commercial real estate management group. He also has past experience in banking at US Trust Bank as an asset based lender and in the leasing industry with AT&T Financial Services and New Court Financial as a senior credit officer. Mr. Levine also serves as the CFO of our wholly-owned subsidiary, MariMed Advisors Inc., and in that capacity he has been responsible for the management and reporting of most of the company’s revenue and financial transactions. Mr. Levine is a former part owner of Sigal Consulting LLC. We believe that Mr. Levine’s experience in the cannabis industry and his professional background make him an important part of our management team and make him well-qualified to serve as a member of the Board.

Eva Selhub, M.D. has been a director since September 2019. Dr. Selhub is a board-certified physician, speaker, scientist, executive leadership and performance coach, consultant in the field of corporate wellness and resilience, and an author. From August 1997 to November 2016, she served as an instructor and lecturer of medicine at Harvard Medical School. During this period, Dr. Selhub simultaneously held other positions at Tufts University, Massachusetts General Hospital, as well as other professional healthcare/medical organizations. From October 2006 to October 2017, she was a senior physician at Benson Henry Institute for Mind/Body Medicine at Massachusetts General Hospital. From August 2016 to present, she has been an adjunct scientist of neuroscience at Jean Mayer USDA Human Nutrition Research Center on Aging at Tufts University, one of six human nutrition research centers supported by the United States Department of Agriculture. Dr. Selhub received a Bachelor of Arts degree in anthropology from Tufts University in 1989 and her M.D. degree from Boston University School of Medicine in 1994. Dr. Selhub’s professional experience and background as a physician, scientist and in mind-body medicine allow her to make valuable contributions to the Board and provide expertise to serve as one of our directors.

David Allen has been a director since June 2019. He brings over 22 years of experience as a director, CEO and CFO of public companies. Presently he serves as Chief Financial Officer of Charlie’s Holdings, Inc. (formerly known as True Drinks Holdings, Inc.). From September 2018 to May 2019, Mr. Allen served as Chief Financial Officer of Iconic Brands, Inc. Prior to that, from December 2014 to January 2018, Mr. Allen served as the Chief Financial Officer of WPCS International, Inc. From 2004 to 2017, Mr. Allen served as Chief Financial Officer of Bailey’s Express, Inc., a privately held trucking corporation, which filed for Chapter 11 bankruptcy in July 2017. Mr. Allen currently serves as the Chapter 11 Plan Administrator for the bankruptcy case. From June 2006 to June 2013, Mr. Allen served as the Chief Financial Officer and Executive Vice President of Administration at Converted Organics, Inc., after serving as audit committee chair of the board of Converted Organics. Mr. Allen is currently an Assistant Professor of Accounting at Southern Connecticut State University (SCSU), a position he has held since 2017. For the 12 years prior, he was an Adjunct Professor of Accounting at SCSU and Western Connecticut State University. Mr. Allen is a licensed CPA and holds a bachelor’s degree in Accounting and a master’s degree in Taxation from Bentley College. Mr. Allen’s background as a director, CEO and CFO of public companies allows him to make valuable contributions to the Board.

Edward Gildea has been a director since our formation. Since February 2014, Mr. Gildea has been a partner in the law firm Fisher Broyles LLP. From 2006 to 2013, Mr. Gildea was President, Chief Executive Officer, and Chairman of Converted Organics Inc., a publicly held green technology company that manufactured and sold an organic fertilizer, made from recycled food waste. Mr. Gildea contributes expertise in areas of mergers & acquisitions, strategic planning, funding, business development, and executive leadership. Mr. Gildea received a B.A. from The College of the Holy Cross and a J.D. from Suffolk University Law School. Mr. Gildea’s executive business experience was instrumental in his selection as a member of the Board.

Family Relationships

None of the directors or executive officers are related by blood, marriage, or adoption.

Legal Proceedings

None.

(2)

Code of Ethics

We have adopted a code of ethics (the “Code of Ethics”) that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics can be found on our website at https://bit.ly/MRMDethics. The Code of Ethics was designed with the intent to deter wrongdoing, and to promote the following:

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

Director Independence

The Board has determined that Messrs. Edward Gildea and David Allen, and Dr. Eva Selhub are independent and represent a majority of its members. In determining director independence, the Board applies the independence standards set by the Nasdaq Stock Market (“NASDAQ”). In applying these standards, our Board considers all transactions with the independent directors and the impact of such transactions, if any, on any of the independent directors’ ability to continue to serve on our Board.

Board Committees

On August 15, 2019, the Company’s common stock began trading on the OTCQX® Best Market tier of the OTC Markets Group. As such, with the exception of an audit committee, the Board is not required to establish any committees typically required of companies listed on the NASDAQ or other stock exchanges. On August 14, 2019, the Board established an audit committee (the “Audit Committee”) and appointed David Allen and Edward Gildea as committee members. Messrs. Allen and Gildea are both independent directors as such term is defined in section 5605(a)(2) of the NASDAQ rules. Mr. Allen was also appointed as the chairman of the Audit Committee and qualifies as the “audit committee financial expert” pursuant to Item 407(d)(5) of Regulations S-K.

In September 2019, the Board also established a compensation committee (the “Compensation Committee”) and a corporate governance and nominating committee (the “Corporate Governance and Nominating Committee”), both consisting entirely of independent directors as such term is defined in section 5605(a)(2) of the NASDAQ rules. The members of the Compensation Committee are Mr. Gildea and Dr. Selhub, and the members of the Corporate Governance and Nominating Committee are Messrs. Gildea and Allen and Dr. Selhub. Mr. Gildea is the chairman of both of these committees.

The Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee have, the responsibilities described below.

Audit Committee.

The Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with auditors and audits of financial statements. Specifically, the Audit Committee’s responsibilities include the following:

●	selecting, hiring and terminating our independent auditors;

●	evaluating the qualifications, independence and performance of our independent auditors;

●	approving the audit and non-audit services to be performed by the independent auditors;

●	reviewing the design, implementation and adequacy and effectiveness of our internal controls and critical policies;

●	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and other accounting matters;

●	with management and our independent auditors, reviewing any earnings announcements and other public announcements regarding our results of operations; and

●	preparing the report that the SEC requires in our annual proxy statement.

A copy of the Audit Committee charter is available on our website at www.marimedinc.com.

(3)

Compensation Committee.

The Compensation Committee assists the Board in determining the compensation of our officers and directors. The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to Compensation Committee members established under 162(m) of the Code and Section 16(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Specific responsibilities include the following:

● approving the compensation and benefits of our executive officers;

● reviewing the performance objectives and actual performance of our officers; and

● administering our stock option and other equity and incentive compensation plans.

Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee assists the Board by identifying and recommending individuals qualified to become members of the Board. Specific responsibilities include the following:

●	evaluating the composition, size and governance of our Board and its committees and making recommendations regarding future planning and the appointment of directors to our committees;

●	establishing a policy for considering stockholder nominees to our Board;

●	reviewing our corporate governance principles and making recommendations to the Board regarding possible changes; and

●	reviewing and monitoring compliance with our code of ethics and insider trading policy.

Board Nominations

Prior to the establishment of the Nominating and Corporate Governance Committee, the entire Board acted as the nominating committee for the purposes of identifying and recommending director candidates. The Board was responsible for nominating director candidates for the annual meeting of stockholders each year and considered director candidates recommended by stockholders. These responsibilities have largely been assumed by the Nominating and Corporate Governance Committee.

In considering candidates submitted by stockholders, the Nominating and Corporate Governance Committee will take into consideration the needs of the Board and the qualifications of the candidate. The Nominating and Corporate Governance Committee may also take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held. To have a candidate considered by the Nominating and Corporate Governance Committee for recommendation to the Board for nomination as a director candidate, a stockholder must submit the recommendation in writing and must include the following information: (i) the name of the stockholder and evidence of the person’s ownership of Company stock, (including the number of shares owned and the length of time of ownership); (ii) the name of the candidate; (iii) the candidate’s resume or a listing of his or her qualifications to be a director of the Company; and (iv) the person’s consent to be named as a director if selected and nominated by the Board.

The information described above must be sent to the Company’s Secretary at 10 Oceana Way, Norwood, Massachusetts 02062, on a timely basis in order to be considered by the Nominating and Corporate Governance Committee, within the time period prescribed by Rule 14a-8 under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2019 or prior fiscal years.

Other than as set forth in the Delinquent Section 16(a) Reports section below, we believe that all of these filing requirements were satisfied by the Company’s executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Delinquent Section 16(a) Reports

Edward Gildea was not timely in the filing of (i) his Initial Statement of Beneficial Ownership of Securities on Form 3 (“Form 3”) during the fiscal year ended December 31, 2014; (ii) one Statement of Changes in Beneficial Ownership on Form 4 (“Form 4”) during the fiscal year ended December 31, 2018, to report option grants; and (iii) two Form 4s during the fiscal year ended December 31, 2019, to report an option grant and the exercise of options.

Jon Levine was not timely in the filing of (i) his Form 3 during the fiscal year ended December 31, 2014; (ii) one Form 4 during the fiscal year ended December 31, 2016, to report an option grant; and (ii) two Form 4s during the fiscal year ended December 31, 2017, to report an option grant and shares issued to him in exchange for his ownership interest in MariMed Advisors Inc.

Robert Fireman was not timely in the filing of: (i) two Form 4s during the fiscal year ended December 31, 2014, to report an option grant and shares issued to him in exchange for his ownership interest in Sigal Consulting LLC; (ii) two Form 4s during the fiscal year ended December 31, 2015, both to report option grants; (ii) one Form 4 during the fiscal year ended December 31, 2016, to report an option grant; (iii) two Form 4s during the fiscal year ended December 31, 2017, to report an option grant and shares issued to him in exchange for his ownership interest in MariMed Advisors Inc.; and (iv) one Form 4 during the fiscal year ended December 31, 2019, to report the exercise of options.

(4)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by the Company during the fiscal periods ended December 31, 2019 and 2018, to its chief executive officer and other most highly compensated executive officers whose compensation exceeded $100,000 for the year ended December 31, 2019.

Summary Compensation Table (1) (2)

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards (3)	All Other Compensation	Total
Robert Fireman	2019	$150,000	$0	$0	$0	$0	$150,000
President and CEO (4)	2018	$0	$10,000	$0	$70,164	$0	$80,164

Jon R. Levine	2018	$150,000	$0	$0	$0	$0	$150,000
Chief Financial Officer (5)	2017	$0	$10,000	$0	$86,355	$0	$96,355

(1)	The compensation reported on the table does not include other personal benefits, the total value of which do not exceed $10,000.

(2)	Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3)	Amounts represent the fair value of option awards valued on grant date using the Black-Scholes pricing model and recognized over the vesting period for financial reporting purposes.

(4)	Mr. Fireman was named President and CEO of the Company in July 2017.

(5)	Mr. Levine was named Chief Financial Officer of the Company in July 2017.

Stock Option Grants

The following table sets forth information as of December 31, 2019 concerning unexercised options, unvested stock and equity incentive plan awards for the officers named in the Summary Compensation Table.

Outstanding Equity Awards at Year Ended December 31, 2019

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

(5)

Compensation of Directors

In September 2019, the Board adopted a resolution to establish a compensation package for each of the three non-employee members of the Board. Based on certain publicly available surveys and other related inquiry, such compensation package is comprised of a grant of stock options to purchase 100,000 shares of the Company’s common stock with a five-year term and an exercise price of $0.99 per share which equaled the fair value the Company’s common stock on the grant date, and cash compensation of $6,250 per quarter. Previous to this resolution, the Board had ceased compensation paid to non-employee directors.

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2019 for their services rendered as directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Eva Selhub, M.D. (1)	$0	$0	$63,543	$63,543
David Allen (2)	$0	$0	$63,543	$63,543
Edward Gildea (3)	$0	$0	$63,543	$63,543

(1) Dr. Selhub held 100,000 stock options at December 31, 2019.

(2) Mr. Allen held 100,000 stock options at December 31, 2019.

(3) Mr. Gildea held 500,000 stock options at December 31, 2019.

(6)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of April , 2019, certain information with respect to the beneficial ownership of common stock by (i) each of our directors and executive officers; (ii) each person known to us who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount & Nature of Beneficial Owner		% of Class (2)
Robert Fireman	23,755,218	(3)	9.94%
Jon R. Levine	26,706,517	(4)	11.17%
Eva Selhub, M.D.	100,000	(5)	0.04%
David Allen	100,000	(5)	0.04%
Edward Gildea	629,391	(6)	0.26%
Gerald McGraw	17,729,932		7.42%
James Griffin	17,179,932		7.19%
All directors and executive officers as a group (five persons)	51,291,126	(7)	21.45%

(1)	The business address for each person named is c/o MariMed Inc., 10 Oceana Way, Norwood, MA 02062.

(2)	Calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934 whereby shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

(3)	Includes 300,000 currently exercisable stock options.

(4)	Includes 450,000 currently exercisable stock options.

(5)	Includes 100,000 currently exercisable stock options.

(6)	Includes 500,000 currently exercisable stock options.

(7)	Includes 1,450,000 currently exercisable stock options

(7)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The Company’s current corporate offices are leased from a company partially owned by the Company’s CFO under a 10-year lease that commenced August 2018 and contains a five-year extension option. Previous to this lease, the Company’s former corporate offices were also leased from a company partially owned by the Company’s CEO and CFO. For the year ended December 31, 2019 and 2018, expenses incurred under these leases approximated $156,000 and $78,000, respectively.

As described in Note 11 to the financial statements, the Company’s two mortgages with Bank of New England are personally guaranteed by the Company’s CEO and CFO.

At December 31, 2019 and 2018, the Company owed (i) $420,000 and $81,000, respectively, to the Company’s CEO and CFO, (ii) $975,000 and $135,000, respectively, to two companies partially owned by these officers, and (iii) $60,000 in both periods to two stockholders of the Company. Such amounts owed are not subject to repayment schedules.

At December 31, 2018, the Company was owed $120,000 from an entity partially owned by the Company’s CEO and CFO. This amount was entirely offset by payments made to the Company from the related entity. At December 31, 2019, there were no amounts due from related parties.

(8)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed for Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the independent registered public audit firm of M&K CPAs PLLC for the audit of the annual financial statements for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Audit fees (1)	$97,345	$63,400
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total accounting fees and services	$97,345	$63,400

(1)

Fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Fees for assurance and related services in connection with the performance of the audit or the review of the Company’s financial statements.

(3)	Fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	Fees for permissible work that does not fall within any of the aforementioned categories of audit fees, audit-related fees, or tax fees.

Pre-Approval Policy for Audit and Non-Audit Services

The audit committee pre-approves all audit and non-audit services before an accountant is engaged. All of the services rendered to the Company by its independent registered public auditors were pre-approved by the audit committee, and prior to the establishment of the audit committee, by the full board.

(9)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2020

MARIMED INC.
(Registrant)

By:	/s/ Robert Fireman
Name:	Robert Fireman
Title:	President and Chief Executive Office

(10)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

* Filed herewith

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

(11)