Form 10-Q
period 2020-03-31
MARIMED INC.
filed 2020-05-28
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2020

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

As of May 28, 2020, 248,115,746 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by MariMed Inc. (the “Company”) on May 11, 2020, the Company was unable to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (“Form 10-Q”), originally due on May 11, 2020, due to circumstances related to the Coronavirus Disease 2019 (“COVID-19”) pandemic. Specifically, due to the Massachusetts “stay-at-home” mandate, the Company’s executive offices have been closed since early March 2020, before which certain of the Company’s personnel responsible for its financial reporting function were quarantined as precautionary actions undertaken by the Company to prevent exposure of other personnel and to reduce the spread of the virus. Each of the foregoing has disrupted normal interactions among the Company’s accounting personnel and other staff involved in the preparation of the Form 10-Q and ready access to certain documentation necessary to complete the preparation of the Form 10-Q, and to facilitate review of the Form 10-Q by the Company’s independent auditors.

The Company relied on Release No. 34-88465 issued by the Securities and Exchange Commission on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, to avail itself of a 45-day extension to file its Form 10-Q.

MariMed Inc.

MariMed Inc.

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,854,775	$738,688
Accounts receivable, net	2,512,053	1,669,139
Deferred rents receivable	2,001,078	1,796,825
Due from third parties, net	99,320	-
Notes receivable, current portion	315,046	311,149
Inventory	2,715,597	1,219,429
Investments	762,142	1,449,144
Other current assets	173,054	192,368
Total current assets	10,433,065	7,376,742

Property and equipment, net	43,678,493	42,792,369
Intangibles, net	2,293,088	2,364,042
Investments	1,324,661	1,324,661
Notes receivable, less current portion	1,643,042	1,639,496
Right-of-use assets under operating leases	5,659,098	5,787,423
Right-of-use assets under finance leases	102,932	111,103
Other assets	207,905	175,905
Total assets	$65,342,284	$61,571,741

Liabilities, mezzanine equity, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,740,250	$4,719,069
Accrued expenses	4,570,303	5,395,996
Notes payable, current portion	20,390,000	23,112,742
Mortgages payable, current portion	483,890	223,888
Debentures payable, current portion	578,250	-
Operating lease liabilities, current portion	1,001,784	917,444
Finance lease liabilities, current portion	38,412	38,412
Due to related parties	1,214,166	1,454,713
Other current liabilities	1,642,302	858,176
Total current liabilities	34,659,357	36,720,440

Notes payable, less current portion	6,417,500	-
Mortgages payable, less current portion	7,028,359	7,112,842
Debentures payable, less current portion	5,378,519	5,835,212
Operating lease liabilities, less current portion	5,266,271	5,399,414
Finance lease liabilities, less current portion	67,898	75,413
Other liabilities	100,200	100,200
Total liabilities	58,918,104	55,243,521

Mezzanine equity:
Series B convertible preferred stock, $0.001 par value; 4,908,333 and zero shares authorized, issued and outstanding at March 31, 2020 and December 31, 2019, respectively	14,725,000	-

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value; zero and 50,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively; zero shares issued or outstanding at March 31, 2020 and December 31, 2019	-	-
No designation preferred stock, $0.001 par value; 45,091,667 and zero shares authorized at March 31, 2020 and December 31, 2019, respectively; zero shares issued or outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized at March 31, 2020 and December 31, 2019; 235,320,824 and 228,408,024 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	235,321	228,408
Common stock subscribed but not issued; 30,307 and 3,236,857 shares at March 31, 2020 and December 31, 2019, respectively	5,365	1,168,074
Additional paid-in capital	101,211,107	112,245,730
Accumulated deficit	(109,181,971)	(106,760,527)
Noncontrolling interests	(570,642)	(553,465)
Total stockholders’ equity (deficit)	(8,300,820)	6,328,220
Total liabilities, mezzanine equity, and stockholders’ equity (deficit)	$65,342,284	$61,571,741

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenues	$7,466,019	$3,515,815

Cost of revenues	2,597,917	1,254,790

Gross profit	4,868,102	2,261,025

Operating expenses:
Personnel	1,513,383	673,375
Marketing and promotion	112,384	118,899
General and administrative	2,247,935	1,691,032
Total operating expenses	3,873,702	2,483,306

Operating income (loss)	994,400	(222,281)

Non-operating income (expenses):
Interest expense	(2,691,145)	(1,940,547)
Interest income	46,031	282,409
Equity in earnings of investments	-	1,958,407
Change in fair value of investments	(687,002)	-
Total non-operating income (expenses), net	(3,332,116)	300,269

Net income (loss)	$(2,337,716)	$77,988

Net income (loss) attributable to noncontrolling interests	$83,728	$101,199
Net income (loss) attributable to MariMed Inc.	$(2,421,444)	$(23,211)

Net loss per share	$(0.01)	$(0.00)
Weighted average common shares outstanding	230,829,366	212,034,324

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Common Stock Subscribed But Not Issued		Additional		Non-	Total
	Shares	Par Value	Shares	Amount	Paid-In Capital	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balances at December 31, 2018	211,013,043	$211,013	97,136	$169,123	$87,180,165	$(25,575,808)	$(220,032)	$61,764,461
Sales of common stock	799,995	800			2,599,200			2,600,000
Issuance of subscribed shares	97,136	97	(97,136)	(169,123)	169,026			-
Exercise of options	260,015	260			12,740			13,000
Exercise of warrants	22,000	22			15,778			15,800
Amortization of option and warrant issuances					527,163			527,163
Conversion of debentures payable	233,194	233			696,702			696,935
Distributions							(172,614)	(172,614)
Net income (loss)						(23,211)	101,199	77,988
Balances at March 31, 2019	212,425,383	$212,425	-	$-	$91,200,774	$(25,599,019)	$(291,447)	$65,522,733

	Common Stock		Common Stock Subscribed But Not Issued		Additional		Non-	Total
	Shares	Par Value	Shares	Amount	Paid-In Capital	Accumulated Deficit	Controlling Interests	Stockholders’ Equity (Deficit)
Balances at December 31, 2019	228,408,024	$228,408	3,236,857	$1,168,074	$112,245,730	$(106,760,527)	$(553,465)	6,328,220
Issuance of subscribed shares	3,236,857	3,237	(3,236,857)	(1,168,074)	1,164,837			-
Stock grants			30,307	5,365				5,365
Amortization of option grants					317,355			317,355
Discount on debentures payable					28,021			28,021
Beneficial conversion feature on debentures payable					379,183			379,183
Conversion of debentures payable	8,584,276	8,584			1,796,073			1,804,657
Conversion of common stock to preferred stock	(4,908,333)	(4,908)			(14,720,092)			(14,725,000)
Distributions							(100,905)	(100,905)
Net income (loss)						(2,421,444)	83,728	(2,337,716)
Balances at March 31, 2020	235,320,824	$235,321	30,307	$5,365	$101,211,107	$(109,181,971)	$(570,642)	$8,300,820

The above statements do not show columns for Series A convertible preferred stock and undesignated preferred stock as the balances were zero and there was no activity in the periods presented.

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net income (loss) attributable to MariMed Inc.	$(2,421,444)	$(23,211)
Net income (loss) attributable to noncontrolling interests	83,728	101,199
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	484,091	218,196
Amortization of intangibles	79,079	61,667
Amortization of stock grants	5,365	-
Amortization of option grants	317,355	527,163
Amortization of warrants attached to debt	223,363	760,292
Amortization of beneficial conversion feature	990,846	756,959
Amortization of original issue discount	56,808	12,337
Inventory absorption	17,999	-
Equity in earnings of investments	-	(1,958,407)
Change in fair value of investments	687,002	-
Changes in operating assets and liabilities:
Accounts receivable, net	(842,914)	(1,757,054)
Deferred rents receivable	(204,253)	(2,293)
Due from third parties, net	(99,320)	708,302
Inventory	(1,496,168)	(3,250,000)
Other current assets	19,314	48,055
Other assets	(32,000)	(152,981)
Accounts payable	21,180	(1,974,962)
Accrued expenses	837,128	(134,287)
Deferred rents payable	-	(105,901)
Operating lease payments	79,523	110,116
Finance lease interest payments	2,087	(420)
Other current liabilities	784,126	-
Other liabilities	-	(169,000)
Net cash used in operating activities	(407,105)	(6,224,230)

Cash flows from investing activities:
Purchase of property and equipment	(1,363,169)	(1,538,414)
Purchase of cannabis licenses	(25,000)	-
Investment in notes receivable	-	(509,421)
Interest on notes receivable	34,397	14,894
Due from related parties	-	(1,040)
Net cash used in investing activities	(1,353,772)	(2,033,981)

Cash flows from financing activities:
Issuance of common stock	-	2,600,000
Issuance of promissory notes	4,517,500	6,000,000
Repayments of promissory notes	(2,400,000)	-
Proceeds from issuance of debentures	935,000	-
Proceeds from mortgages	235,900	-
Payments on mortgages	(60,381)	(29,461)
Exercise of stock options	-	13,000
Exercise of warrants	-	15,800
Due to related parties	(240,547)	(56,040)
Finance lease principal payments	(9,603)	(954)
Distributions	(100,905)	(172,614)
Net cash provided by financing activities	2,876,964	8,369,731

Net change to cash and cash equivalents	1,116,087	111,520
Cash and cash equivalents at beginning of period	738,688	4,104,315
Cash and cash equivalents at end of period	$1,854,775	$4,215,835

Supplemental disclosure of cash flow information:
Cash paid for interest	$380,084	$316,616
Cash paid for income taxes	$13,000	$10,011

Non-cash activities:
Conversions of debentures payable	$1,804,657	$696,937
Beneficial conversion feature on debentures payable	$379,183	$-
Discount on debentures payable	$28,021	$-
Exchange of common stock to preferred stock	$14,725,000	$-
Conversion of accrued interest to promissory note	$1,500,000	-
Issuance of common stock associated with subscriptions	$1,168,074	$169,123
Conversion of debentures receivable to investment	$-	$30,000,000
Operating lease right-of-use assets and liabilities	$-	$6,334,392
Finance lease right-of-use assets and liabilities	$-	$33,855
Conversion of notes receivable to investment	$-	$257,687
Conversion of advances to notes receivable	$-	$855,913

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MariMed Inc. (the “Company”) is a leader in the emerging cannabis industry. The Company is an expert in the development, operation, management, and optimization of facilities for the cultivation, production and dispensing of medicinal and recreational cannabis and cannabis-infused products. To date, the Company has developed in excess of 300,000 square feet of state-of-the-art, regulatory-compliant facilities in five states – Delaware, Illinois, Maryland, Massachusetts, and Nevada.

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

In anticipation of the growing demand for hemp-derived cannabidiol (“CBD”) following the adoption of the U.S Farm Bill in late 2018—which descheduled industrial hemp and hemp-derived CBD as controlled substances and classified such natural resources as agricultural commodities, thereby enabling a new emerging industry of CBD oils, isolates, and infused products within the United States—the Company established a wholly owned subsidiary, MariMed Hemp Inc. (“MariMed Hemp”), to market and distribute hemp-derived CBD products across several vertical markets. Prior to this, as a means of expanding into the global CBD market, the Company (i) acquired a majority interest of MediTaurus LLC (“MediTaurus”), an entity operating in the United States and Europe that has developed proprietary CBD formulations under its Florance™ brand, and (ii) invested $30.0 million in GenCanna Global Inc. (“GenCanna”), a Kentucky-based cultivator, producer, and distributor of hemp and GMP-quality CBD oils and isolates, although GenCanna has since filed voluntary petitions under Chapter 11 with the U.S. Bankruptcy Court in the Eastern District of Kentucky as further described in Note 4 – Investments.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce its spread. The spread of COVID-19 in the United States and the measures to contain it have negatively impacted the economy and have created significant volatility and disruption in financial markets. Business shutdowns in certain states in response to stay-at-home orders and related measures have delayed the Company’s expansion and consolidation efforts, and have materially and adversely affected the Company’s business, operations, financial condition, and liquidity.

In particular, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, due to the anticipated adverse effects of COVID-19, the Company (i) recorded bad debt reserves against receivables and working capital balances of approximately $3.8 million in the aggregate, as described in Note 16 – Bad Debts, and (ii) wrote off approximately $3.2 million in the aggregate of goodwill and carrying value of certain investments, as described in Note 4 – Investments.

Volatility in the financial markets and investor uncertainty from COVID-19 have also delayed the Company’s ability to consummate debt financings to raise working capital to support its operations and expansion plans. Continued disruption to the global economy may materially and adversely affect the future carrying values of certain of the Company’s assets, including inventories, accounts receivables, and intangibles. The full extent to which COVID-19 and the measures to contain it will impact our business, operations financial condition, and liquidity will depend on the severity and duration of the COVID-19 outbreak and other future developments related to the response to the virus, all of which are highly uncertain at this time. As a result, the Company cannot predict the ultimate impact of COVID-19 on its operational and financial performance.

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

In accordance with GAAP, interim financial statements are not required to contain all of the disclosures normally required in annual financial statements. In addition, the results of operations of interim periods may not necessarily be indicative of the results of operations to be expected for the full year. Accordingly, these interim financial statements should be read in conjunction with the Company’s most recent audited annual financial statements and accompanying notes for the year ended December 31, 2019.

Certain reclassifications have been made to prior periods’ data to conform to the current period presentation. These reclassifications had no effect on reported income (losses) or cash flows.

Going Concern

In connection with the preparation of its financial statements for the quarter ended March 31, 2020, the Company’s management evaluated the Company’s ability to continue as a going concern in accordance with ASU 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40), which requires an assessment of relevant conditions or events, considered in the aggregate, that are known or reasonably knowable by management on the issuance dates of the financial statements which indicate the probable likelihood that the Company will be unable to meet its obligations as they become due within one year after the issuance date of the financial statements.

As part of its evaluation, management assessed known events, trends, commitments, and uncertainties, which at the time included the status of the Company’s consolidation plan, the impact of the COVID-19 pandemic on its operations, developments concerning GenCanna’s bankruptcy proceedings, the recent level of cannabis industry investment activity, stock price movement of public cannabis companies, actions and/or results of certain bellwether cannabis companies, the measure of cannabis investor confidence, and changes to state laws with respect to adult-use recreational and medical cannabis use.

At March 31, 2020, the Company had negative working capital of approximately $24.2 million, and for the quarter then ended, incurred negative net cash flow from operations of approximately $407,000. For further discussion on these metrics and the Company’s liquidity and capital resources, please refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Form 10-Q for the quarter year ended March 31, 2020.

As of the filing date of this report, the Company is in continuing discussions with financial institutions to explore the potential to generate liquidity from the Company’s unencumbered real property through mortgage-backed financings, the refinancing of certain outstanding mortgage loans, the sales-leaseback of certain properties, and/or a combination thereof. These discussions and resultant transactions have been hindered by the shelter-in-place executive orders mandated across the United States during the period March 2020 through May 2020 in response to the COVID-19 pandemic. Based on the Company’s discussions to date, such financings could potentially generate upwards of $17.0 million of proceeds to the Company; however, the Company has no current commitments, nor is there any assurance that terms will be reached that will be acceptable to the Company.

The operations of the Company’s recently acquired entities in Illinois and Massachusetts are expected to generate considerable liquidity and working capital for the Company. The state of Illinois legalized adult-use cannabis in January 2020, which was added to the Company’s two existing cannabis licenses, thereby increasing the Company’s operations in this state to service both medical and recreational cannabis consumers. In Massachusetts, the cultivation and production facility acquired by the Company has completed its first harvest and commenced full scale selling operations in this state’s robust cannabis market. Despite these positive developments, there is no assurance that the Company will continue to meet or exceed its projections given the uncertainty of the global economy due to COVID-19.

In light of the aforementioned disclosures, among other factors reviewed as part of management’s evaluation, there is a substantial doubt that the Company will be able to continue as a going concern within one year after the issuance date of these financial statements.

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company maintained an allowance for doubtful accounts of approximately $39.7 million at March 31, 2020 and December 31, 2019. Please refer to Note 16 – Bad Debts for further discussion on receivable reserves.

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

The Company’s main sources of revenue are comprised of the following:

●	Real Estate – rental income and additional rental fees from leasing of the Company’s regulatory-compliant cannabis facilities to its clients, which are cannabis-licensed operating companies. Rental income is generally a fixed amount per month that escalates over the respective lease terms, while additional rental fees are based on a percentage of tenant revenues that exceed a specified amount.

●	Management – fees for providing the Company’s cannabis clients with corporate services and operational oversight of their cannabis cultivation, production, and dispensary operations. These fees are based on a percentage of such clients’ revenue, and are recognized after services have been performed.

●	Supply Procurement – the Company maintains volume discounts with top national vendors of cultivation and production resources, supplies, and equipment, which the Company acquires and resells to its clients or third parties within the cannabis industry. The Company recognizes this revenue after the delivery and acceptance of goods by the purchaser.

●	Licensing – revenue from the sale of precision-dosed, cannabis-infused products, such as Kalm Fusion™ and Betty’s Eddies™, to legal dispensaries throughout the United States. The recognition of this revenue occurs when the products are delivered.

●	Consulting – fees from third-parties where the Company provides assistance in securing cannabis licenses, and advisory services in the areas of facility design and development, and cultivation and dispensing best practices. These fees are recognized as the services are performed.

●	Product Sales – direct sales of cannabis, hemp, and products derived from these plants. In 2019, the Company commenced (i) the direct sale of acquired hemp seed inventory in the second quarter, and (ii) cannabis dispensary and wholesale operations of ARL in Massachusetts and the KPGs in Illinois in the fourth quarter. Future product sales are expected to include the distribution of Company-acquired and developed hemp-derived CBD product lines, and the Company’s planned cannabis-licensee acquisitions in Maryland and Nevada. This revenue is recognized when products are delivered or at retail points-of-sale.

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

For the quarters ended March 31, 2020 and 2019, based on the results of management’s analyses, there were no impairment losses.

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

The fair value of option and warrant issuances are determined using the Black-Scholes pricing model and employing several inputs such as the expected life of instrument, the exercise price, the expected risk-free interest rate, the expected dividend yield, the value of the Company’s common stock on issuance date, and the expected volatility of such common stock. The following table summarizes the range of inputs used by the Company during the three month ended March 31, 2020. No options or warrants were issued during the same period in 2019.

Life of instrument	3.0 years
Volatility factor	1.06
Risk-free interest rates	1.3%
Dividend yield	0%

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the quarter ended March 31, 2020 and 2019.

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

As of March 31, 2020 and 2019, there were 18,201,357 and 18,429,211, respectively, of potentially dilutive securities in the form of outstanding options and warrants. Also as of such dates, there were (i) $9.4 million and $8.0 million, respectively, of outstanding convertible debentures payable, (ii) 4,908,333 and zero shares, respectively, of Series B convertible preferred stock outstanding, and (iii) $350,000 of outstanding convertible promissory notes in both years, all of which were potentially dilutive and whose conversion into common stock is based on the market value of common stock on or about the future conversion date.

For the quarters ended March 31, 2020 and 2019, all potentially dilutive securities had an anti-dilutive effect on earnings per share, and in accordance with ASC 260, were excluded from the diluted net income per share calculations, resulting in identical basic and fully diluted net income per share for these periods. The potentially dilutive securities may dilute earnings per share in the future.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

NOTE 3 – ACQUISITIONS

KPG of Anna LLC and KPG of Harrisburg LLC

Effective October 1, 2019, the Illinois Department of Financial and Professional Regulation approved the Company’s acquisition of (i)100% of the ownership interests of KPG of Anna LLC and KPG of Harrisburg LLC, the Company’s two cannabis-licensed clients that operate medical marijuana dispensaries in the state of Illinois (both entities collectively, the “KPGs”), and (ii) the 40% ownership interests not already owned by the Company of Mari Holdings IL LLC, the Company’s subsidiary which owns the real estate in which the KPGs’ dispensaries are located (“Mari-IL”). On such date, 1,000,000 shares of the Company’s common stock, representing the entire purchase price, were issued to the sellers of the KPGs and Mari-IL, and these entities became wholly-owned subsidiaries of the Company.

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

Based on an impairment analysis performed shortly before the filing date of this report, the Company determined the intangibles of approximately $2.1 million arising from this transaction were not impaired.

The Harvest Foundation LLC

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

The purchase price is comprised of the issuance of (i) 1,000,000 shares of the Company’s common stock, in the aggregate, to two owners of Harvest, which as a good faith deposit, were issued upon execution of the purchase agreement, (ii) $1.2 million of the Company’s common stock at closing, based on the closing price of the common stock on the day prior to legislative approval of the transaction, and (iii) warrants to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the day prior to legislative approval of the transaction. These shares are restricted and will be returned to the Company in the event the transaction does not close by a date certain. As the transaction has not been consummated, the issued shares were recorded at par value.

Kind Therapeutics USA Inc.

In December 2018, the Company entered into a memorandum of understanding (“MOU”) to acquire Kind Therapeutics USA Inc. (“Kind”), its client in Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis. The MOU provides for a total purchase price of $6.3 million in cash, 2,500,000 shares of the Company’s common stock, and other consideration. The acquisition is subject to the approval by the Maryland Medical Cannabis Commission, which approval is not expected prior to March 2021.

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

The sellers of Kind have attempted to renegotiate the terms of the MOU. Even though the MOU contains all the definitive material terms with respect to the acquisition transaction and confirms the management and lease agreements, the selling parties now allege that the MOU is not an enforceable agreement. The Company engaged with the sellers in good faith in an attempt to reach updated terms acceptable to both parties, however the sellers failed to reciprocate in good faith, resulting in an impasse, and both parties commencing legal proceedings which are pending in the Circuit Court for Washington County, Maryland. For further information, see Note 18 – Commitments and Contingencies and Part II, Item 1. Legal Proceedings in this report.

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

Pursuant to the purchase agreement, the Company acquired 70% of MediTaurus on June 1, 2019, and expects to acquire the remaining 30% of MediTaurus on June 1, 2020. The purchase price for the initial 70% was $2.8 million, comprised of cash payments totaling $720,000 and 520,000 shares of the Company’s common stock valued at $2,080,000. The purchase price of the remaining 30%, payable in cash or stock at the Company’s option, shall be equal to a defined percentage of the Company’s receipts from the licensing of certain MediTaurus technology and products that existed on June 1, 2019 (all such technology and products, the “MT Property”). For a period of ten years following June 1, 2020, certain former members of MediTaurus shall be paid a royalty on the Company’s receipts from the licensing of MT Property, with the royalty percentage commencing at 10% and decreasing to 2% over time.

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

Based on a valuation of MediTaurus in late 2019, the goodwill on the transaction was adjusted to approximately $2.7 million, which was written off in expectation of the impact of the COVID-19 pandemic on MediTaurus’ business.

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

NOTE 4 – INVESTMENTS

At March 31, 2020 and December 31, 2019, the Company’s investments were comprised of the following:

	March 31, 2020	December 31, 2019
Current investments:
Terrace Inc.	$762,142	$1,449,144
Total current investments	$762,142	$1,449,144

Non-current investments:
CVP Worldwide LLC	$1,066,975	$1,066,975
Chooze Corp.	257,686	257,686
GenCanna Global Inc.	-	-
Iconic Ventures Inc.	-	-
Total non-current investments	1,324,661	1,324,661
Total investments	$2,086,803	$2,773,805

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

At March 31, 2020, the carrying amount of this investment approximated $762,000, based on its publicly traded stock price on such date, which required the Company to record a charge to net income of approximately $687,000.

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

The Company will earn a percentage share of Sprout’s revenues generated from sales (i) to the Company’s clients, and (ii) by the Company to third parties. As of March 31, 2020, no share of Sprout’s revenue was earned by the Company.

The investment is accounted under the equity method. During the three months ended March 31, 2020, CVP broke even, resulting in no change to the carrying value of the investment.

GenCanna Global Inc.

During 2018, in a series of transactions, the Company purchased $30 million of subordinated secured convertible debentures (the “GC Debentures”) of GenCanna. In February 2019, the Company converted the GC Debentures, plus unpaid accrued interest through the conversion date of approximately $229,000, into common stock of GenCanna equal to a 33.5% ownership interest in GenCanna on a fully diluted basis. Concurrent with the conversion, Company’s CEO was appointed to GenCanna’s board and the Company was granted certain rights, including the rights of inspection, financial information, and participation in future security offerings of GenCanna. At conversion, the Company commenced accounting for this investment under the equity method.

In late January 2020, an involuntary bankruptcy proceeding under Chapter 11 was filed against GenCanna USA, GenCanna’s wholly-owned operating subsidiary, with the U.S. Bankruptcy Court in the Eastern District of Kentucky (the “Bankruptcy Court”). In the months leading up to the filing, GenCanna had faced several challenges including defaults under its senior credit facility with MGG Investment Group LP (“MGG”), a fire at its main processing and lab facility, the domestic decline of CBD selling prices, and the contraction of the cannabis capital markets. On February 6, 2020, GenCanna USA, under pressure from certain of its creditors and MGG, agreed to convert the involuntary bankruptcy proceeding into a voluntary Chapter 11 proceeding. In addition, GenCanna and GenCanna USA’s subsidiary, Hemp Kentucky LLC (collectively with GenCanna and GenCanna USA, the “GenCanna Debtors”), filed voluntary petitions under Chapter 11 in the Bankruptcy Court. As a result, the Company recorded a charge to net income of approximately $30.2 million in December 2019, which reduced the carrying value of this investment to zero.

On February 18, 2020, the GenCanna Debtors sought permission from the Bankruptcy Court to sell all or substantially all of their assets under the terms of the U.S. Bankruptcy Code. After the entry of various orders to establish the bidding procedures and criteria for such sale, the GenCanna Debtors received only four proposals (including a credit bid from MGG) for the purchase of their assets and a single proposal for a plan of reorganization submitted by the Company.

On May 19, 2020, after an abbreviated solicitation/bid/sale process, the Bankruptcy Court, over numerous objections by creditors and shareholders of the GenCanna Debtors, entered an order authorizing the sale of all or substantially all of the assets of the GenCanna Debtors to MGG for its credit bid in the amount of $73.5 million and cash in the amount of $3.5 million.

Based on recent filings with the Bankruptcy Court, the GenCanna Debtors are proposing to file a liquidating plan of reorganization to collect various prepetition payments and commercial claims against third parties, liquidate the remaining assets of the GenCanna Debtors, and make payments to creditors. In connection with this liquidation process, the Company will be filing its proofs of claim for the $33.2 million of hemp seeds sold to GenCanna, which transaction is further discussed in Note 17 – Related Party Transactions.

Iconic Ventures Inc.

In December 2018, the Company purchased 2,500,000 shares of common stock of Iconic Ventures Inc. (“Iconic”) for an aggregate cash payment of $500,000. Iconic has developed DabTabs™, a unique solution for cannabinoid vaporization.

The Company’s investment equates to a current ownership interest in Iconic of approximately 10%. The Company has no board representation, nor does it have the ability to exert operational or financial control over the entity. In 2019, the Company wrote off the investment after an impairment review that considered the viability of the entity in light of the current economic climate.

Chooze Corp.

In January 2019, the entire principal and accrued interest balance of a note receivable from Chooze Corp. of approximately $258,000 was converted into a 2.7% equity interest in Chooze. In accordance with ASC 321, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. Following the Company’s purchase, there has been no impairment to this investment, nor any observable price changes to investments in the entity. Accordingly, this investment was carried at approximately $258,000 at March 31, 2020 and December 31, 2019.

The Company will continue to apply the alternative measurement guidance until this investment does not qualify to be so measured. The Company may subsequently elect to measure this investment at fair value, and if so, shall measure all identical or similar investments in Chooze at fair value. Any subsequent changes in fair value shall be recognized in net income.

Binske®

In July 2019, the Company entered into a licensing agreement for the exclusive manufacturing and distribution in seven eastern U.S. states of the Binske® portfolio of products, a brand known for utilizing best-in-class proprietary strains and craft ingredients in its edibles, concentrates, vaporizers, and topicals. In consideration for the license and other rights, the Company agreed to pay a royalty of 10.0% to 12.5% of gross revenue, as defined, derived from the sale of Binske® products, subject to an annual minimum royalty. No gross revenue was generated as of March 31, 2020.

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

As of March 31, 2020 and December 31, 2019, cumulative fixed rental receipts under such leases approximated $10.6 million and $9.5 million, respectively, compared to revenue recognized on a straight-line basis of approximately $12.6 million and $11.3 million. Accordingly, the deferred rents receivable balances at March 31, 2020 and December 31, 2019 approximated $2.0 million and $1.8 million, respectively.

Future minimum rental receipts for non-cancelable leases and subleases as of March 31, 2020 were:

2020	$3,397,881
2021	4,667,497
2022	4,590,656
2023	4,292,769
2024	4,348,027
Thereafter	44,032,417
Total	$65,329,248

NOTE 6 – NOTES RECEIVABLE

At March 31, 2020 and December 31, 2019, notes receivable were comprised of the following:

	March 31, 2020	December 31, 2019
First State Compassion Center	$513,364	$527,261
Healer LLC	859,754	846,985
Atalo Holdings Inc.	-	-
Maryland Health & Wellness Center Inc.	330,040	323,526
High Fidelity Inc.	254,930	252,873
Total notes receivable	1,958,088	1,950,645
Notes receivable, current portion	315,046	311,149
Notes receivable, less current portion	$1,643,042	$1,639,496

The Company loaned approximately $700,000 to First State Compassion Center, its Delaware cannabis-licensee client, during the period from October 2015 to April 2016. In May 2016, this client issued a 10-year promissory note, as subsequently amended, to the Company bearing interest at a rate of 12.5% per annum. The monthly payments of approximately $10,100 will continue through April 2026, at which time the note will become due. At March 31, 2020 and December 31, 2019, the current portion of this note was approximately $60,000 and $58,000, respectively, and is included in Notes Receivable, Current Portion on the respective balance sheets.

From August 2018 to June 2019, the Company loaned an aggregate of $800,000 to Healer LLC (“Healer”), an entity that provides cannabis education, dosage programs, and products developed by Dr. Dustin Sulak, an integrative medicine physician and nationally renowned cannabis practitioner. The loans bear interest at 6% per annum, with principal and interest payable on the maturity dates which are three years from the respective loan dates.

In 2019, the Company extended loans aggregating $980,000 to Atalo Holdings Inc. (“Atalo”), an agriculture and biotechnology firm specializing in research, development, and production of industrial hemp and hemp-based CBD products. The loans bear interest at 6% per annum, with principal and interest payable on the earlier of April 3, 2020 or the date on which the Company acquires at least 25% of Atalo’s outstanding capital stock, in which case the principal and interest due shall be credited toward Company’s purchase price for such capital stock. In December 2019, the Company wrote off the entire carrying value of the Atalo note receivable balance based on the expectation that the operations of Atalo would be negatively impacted by the COVID-19 pandemic.

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

In August 2019, the Company loaned $250,000 to High Fidelity Inc., a company that owns and operates two seed-to sale medical marijuana facilities in the state of Vermont and produces its own line of CBD products. The loan bears interest at a rate of 10% per annum, with interest-only monthly payments through its maturity in August 2020.

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

NOTE 7 – INVENTORY

At March 31, 2020 and December 31, 2019, inventory was comprised of approximately $212,000 and $226,000, respectively, of CBD isolate and hemp extract, and approximately $2,504,000 and $994,000 of work-in-process and finished cannabis and CBD products.

NOTE 8 – PROPERTY AND EQUIPMENT

At December 31, 2019 and 2018, property and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Land	$3,988,810	$3,887,710
Buildings and building improvements	27,115,201	27,063,235
Tenant improvements	8,084,071	7,762,991
Furniture and fixtures	325,113	299,645
Machinery and equipment	4,177,666	4,086,691
Construction in progress	3,602,356	2,827,940
	47,293,217	45,928,212
Less: accumulated depreciation	(3,614,724)	(3,135,843)
Property and equipment, net	$43,678,493	$42,792,369

During the quarters ended March 31, 2020 and December 31, 2019, additions to property and equipment were approximately $1.4 million and $2.9 million, respectively.

Additions during the quarter ended March 31, 2020 consisted primarily of (i) the purchase of land and building, and the commencement of building improvements in Mt. Vernon, IL, and (ii) improvements to the properties in Anna, IL and Harrisburg, IL.

Additions during the quarter ended December 31, 2019 consisted primarily of (i) the purchase of land and building and the commencement of building improvements in Annapolis, MD, and (ii) tenant improvements to the property in Milford, DE.

Depreciation expense for the quarters ended March 31, 2020 and December 31, 2019 approximated $484,000 and $301,000, respectively.

NOTE 9 – DEBT

Mortgages Payable

At March 31, 2020 and December 31, 2019, mortgage balances, including accrued but unpaid interest, were comprised of the following:

	March 31, 2020	December 31, 2019
Bank of New England – Massachusetts property	$4,797,229	$4,825,226
Bank of New England – Delaware property	1,656,009	1,682,275
DuQuoin State Bank – Illinois properties	823,111	829,229
South Porte Bank – Illinois property	235,900	-
Total mortgages payable	7,512,249	7,336,730
Mortgages payable, current portion	(483,890)	(223,888)
Mortgages payable, less current portion	$7,028,359	$7,112,842

In November 2017, the Company entered into a 10-year mortgage agreement with Bank of New England for the purchase of a 138,000 square foot industrial property in New Bedford, Massachusetts, within which the Company has built a 70,000 square foot cannabis cultivation and processing facility. This mortgage was personally guaranteed by the Company’s CEO and CFO. From the mortgage date through May 2019, the Company was required to make monthly payments of interest-only at a rate equal to the prime rate plus 2%, with a floor of 6.25% per annum. From May 2019 to May 2024, the Company is required to make principal and interest payments at a rate equal to the prime rate on May 2, 2019 plus 2%, with a floor of 6.25% per annum. Principal and interest payments shall continue from May 2024 through the end of the lease at a rate equal to the prime rate on May 2, 2024 plus 2%, with a floor of 6.25% per annum. The outstanding principal balance on this mortgage approximated $4,797,000 and $4,825,000 and on March 31, 2020 and December 31, 2019, respectively, of which approximately $96,000 and $94,000, respectively, was current.

The Company maintains another mortgage with Bank of New England, also personally guaranteed by the Company’s CEO and CFO, for the 2016 purchase of a 45,070 square foot building in Wilmington, Delaware which was developed into a cannabis seed-to-sale facility and is currently leased to the Company’s cannabis-licensed client in that state. The mortgage matures in 2031 with monthly principal and interest payments at a rate of 5.25% per annum through September 2021, and thereafter the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25% per annum. At March 31, 2020 and December 31, 2019, the outstanding principal balance on this mortgage was approximately $1,656,000 and $1,682,000, respectively, of which approximately $107,000 and $105,000, respectively, was current.

In May 2016, the Company entered into a mortgage agreement with DuQuoin State Bank (“DSB”) for the purchase of two properties which the Company developed into two 3,400 square foot free-standing retail dispensaries in Illinois. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined at the discretion of DSB’s executive committee. The mortgage was renewed in May 2020 at a rate of 6.75% per annum. At March 31, 2020 and December 31, 2019, the outstanding principal balance on this mortgage was approximately $823,000 and $829,000, respectively, of which approximately $25,000 and $24,000, respectively, was current.

In February 2020, the Company entered into a mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, IL. The principal amount of the mortgage is equal to the aggregate amounts advanced to the Company up to a maximum of $907,200. Interest shall accrue at the rate of 5.5% per annum and the mortgage matures in August 2020. Upon execution, the Company was advanced $235,900. No additional advances have been made to date. The interest accrued from inception through the end of the quarter of was paid by the Company in March 2020.

Notes Payable

In February 2020, pursuant to an exchange agreement as further described in Note 12 – Stockholders’ Equity, the Company issued two promissory notes in the aggregate principal amount of approximately $4.4 million, bearing interest at 16.5% per annum and maturing in August 2021, with a right to extend the maturity date through February 2022 upon payment of an extension fee (the “$4.4M Notes”). As of March 31, 2020, no payments were made on the $4.4M Notes and accrued interest approximated $67,000.

In June 2019, the Company and MariMed Hemp, its wholly-owned subsidiary, issued a secured promissory note in the principal amount of $10.0 million to an unaffiliated party (the “$10M Note”). The proceeds from the $10M Note were used to finance a portion of the purchases of hemp seed inventory which was sold to GenCanna (the “Seed Transactions”) as further discussed in Note 17 – Related Party Transactions. The $10M Note provided for the repayment of principal plus a payment of $1.5 million (the “$1.5M Payment”) on the maturity date of January 31, 2020. Such payment was charged to interest expense over the life of the $10M Note.

As part of the $10M Note transaction, the Company issued three-year warrants to purchase 375,000 shares of common stock at an exercise price of $4.50 per share to the holder of the $10M Note. The fair value of these warrants on the issuance date of approximately $601,000 was recorded as a discount to the $10M Note. Approximately $523,000 of the warrant discount was amortized to interest expense in 2019, with the remainder in January 2020. Accordingly, the carrying value of the $10M Note approximated $9.9 million at December 31, 2019.

In February 2020, the Company entered into an amendment agreement with the holder of the $10M Note, whereby the Company and MariMed Hemp issued an amended and restated promissory note in the principal amount of $11,500,000 (the “$11.5M Note”), comprised of the $10.0 million principal and the $1.5M Payment (which the Company had accrued) of the $10M Note. The $11.5M Note matures in June 2020 and bears interest at a rate of 15% per annum, requiring monthly interest payments and minimum amortization payments of $3,000,000 in the aggregate due on or before April 30, 2020, of which the Company paid $2,300,000 in February 2020 and $700,000 in April 2020. Accordingly, the outstanding principal on $11.5M Note was $9.2 million at March 31, 2020, with approximately $119,000 of accrued interest.

The $11.5M Note is secured by a first priority security interest in the assets of certain of the Company’s subsidiaries and brands, and a pledge of the Company’s ownership interest in certain of its subsidiaries. The $11.5M Note imposes certain covenants on the borrowers, all of which were complied with as of March 31, 2020.

In April 2019, MariMed Hemp issued a secured promissory note in the principal amount of $1,000,000 to an unaffiliated party. The proceeds of the note were used to finance a portion of the Seed Transactions as further discussed in Note 17 – Related Party Transactions. The note is secured by the collateral assignment of certain receivables from GenCanna and certain obligations of GenCanna to MariMed Hemp. The principal balance plus a payment of $180,000, initially due in December 2019, was extended to March 2020 in accordance with the terms of the note, requiring an additional payment of $30,000 (the “$30,000 Fee”). Prior to the extended due date, the parties agreed that the note would continue on a month-to-month basis bearing interest at a rate of 15% per annum. At March 31, 2020, the outstanding balance consisted of the $1,000,000 principal amount plus approximately $274,000 of accrued interest which included the $30,000 Fee.

In March 2019, the Company raised $6.0 million through the issuance of a secured promissory note to an unaffiliated party bearing interest at a rate of 13% per annum and a service fee of $900,000 (the “$6M Note”). The proceeds of the note were used to finance a portion of the Seed Transactions as further discussed in Note 17 – Related Party Transactions. The $6M Note is secured by the collateral assignment of certain receivables from and obligations of GenCanna to MariMed Hemp. The $6M Note’s initial maturity date of December 31, 2019 was extended to April 30, 2020 in accordance with its terms, with the Company paying an extension fee in December 2019 of $300,000 which was charged to interest expense. In April 2020, the maturity date of this note was extended to September 2020 and the note was modified to include unpaid accrued interest of $845,000 through the modification date, a new note was issued evidencing the aforementioned service fee of $900,000, and adjustments were made to the security on these notes as further discussed in Note 19 – Subsequent Events. At March 31, 2020 and December 31, 2019, accrued interest payable on the $6M Note approximated $853,000 and $635,000, respectively.

In September 2018, the Company raised $3.0 million from the issuance of a secured promissory note to the same unaffiliated holder of the $6M Note, bearing interest at a rate of 10% per annum (the “$3M Note”). The maturity date of the $3M Note, initially in March 2020, was extended for an additional six months in accordance with its terms, with the interest rate increasing to 12% per annum during the extension period. The Company may elect to prepay the $3M Note in whole or part without premium or penalty provided the noteholder is given proper notice and the Company is not in default of the note agreement. The $3M Note is secured by the Company’s property in Maryland. In April 2020, the maturity date of this note was extended to December 2020 as discussed in Note 19 – Subsequent Events.

As part of $3M Note transaction, the Company issued three-year warrants to the lender’s designees to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The Company recorded a discount on the $3M Note of approximately $1,511,000 from the allocation of note proceeds to the warrants based on the fair value of such warrants on the issuance date. Approximately $882,000 of the warrant discount was amortized to interest expense during 2018, and the remaining $629,000 was amortized during 2019. Interest accrued on the $3M Note was paid monthly, and accordingly the carrying value of the $3M Note was $3.0 million on March 31, 2020 and December 31, 2019.

In addition to the above transactions, the Company raised $100,000 and $2,760,000 in the three month ended March 31, 2020 and December 31, 2019, respectively, from the issuance of promissory notes to individuals and accredited investors bearing interest at rates of 10% to 18% per annum, and maturing in 2020 and 2021. Of these promissory note issuances, $100,000 was repaid in February, and $2,760,000 remained outstanding at March 31, 2020 with related accrued interest of approximately $119,000.

Note Settlements

During the quarter ended March 31, 2020 , the Company repaid $100,000 of promissory notes. No repayments of promissory notes occurred in 2019.

During the quarter ended December 31, 2019, the Company issued 2,435,116 shares of its common stock to retire promissory notes (principal and accrued interest) of approximately $1,047,000. No such retirements occurred during the quarters ended March 31, 2020 and 2019.

Debt Maturities

As of March 31, 2020, the aggregate scheduled maturities of the Company’s total debt outstanding, inclusive of the promissory notes and mortgages described within this Note 9 – Debt, and the convertible debentures described in the following Note 10 – Debentures Payable, were:

2020	$20,573,436
2021	16,080,223
2022	280,844
2023	300,263
2024	320,718
Thereafter	5,928,365
Total	43,483,849
Less discounts	(3,207,331)
$40,276,518

NOTE 10 – DEBENTURES PAYABLE

In a series of transactions from the period October 2018 through February 2020, the Company sold an aggregate of $21.0 million of convertible debentures (the “$21M Debentures”) to an accredited investor pursuant to an amended securities purchase agreement (the “SPA”). The following table summarizes the purchase dates and selected terms of each debenture transaction that comprises the $21M Debentures:

Issue Date	Maturity Date	Initial Principal	Interest Rate	Issue Discount	Warrant Discount	Ben. Conv. Feature	Converted To Common Stk.	Outstanding Principal
10/17/18	10/16/20	$5,000,000	6.0%	1.0%	$457,966	$1,554,389	$5,000,000	$-
11/07/18	11/06/20	5,000,000	6.0%	1.0%	599,867	4,015,515	5,000,000	-
05/08/19	05/07/21	5,000,000	6.0%	1.0%	783,701	2,537,235	1,000,000	4,000,000
06/28/19	06/27/21	2,500,000	0.0%	7.0%	145,022	847,745	300,000	2,200,000
08/20/19	08/19/21	2,500,000	0.0%	7.0%	219,333	850,489	300,000	2,200,000
02/21/20	02/20/21	1,000,000	6.5%	6.5%	28,021	379,183	-	1,000,000

The holder of the $21M Debentures (the “Holder”) has the right at any time to convert all or a portion of the $21M Debentures, along with accrued and unpaid interest, into the Company’s common stock at conversion prices equal to 80% of a calculated average, as determined in accordance with the terms of the $21M Debentures, of the daily volume-weighted price during the ten consecutive trading days preceding the date of conversion, subject to a cap in certain conversions. Notwithstanding this conversion right, the Holder shall limit conversions in any given month to certain agreed-upon amounts based on the conversion price, and the Holder shall also be limited from beneficially owning more than 4.99% of the Company’s outstanding common stock (potentially further limiting the Holder’s conversion right).

The Company shall have the right to redeem all or a portion of the $21M Debentures, along with accrued and unpaid interest, at a 10% premium, provided that the Company first deliver advance written notice to the Holder of its intention to make a redemption, with the Holder allowed to effect certain conversions of the $21M Debentures during such notice period.

Upon a change in control transaction, as defined, the Holder may require the Company to redeem all or a portion of the $21M Debentures at a price equal to 110% of the outstanding principal amount of the $21M Debentures, plus all accrued and unpaid interest thereon. So long as the $21M Debentures are outstanding, in the event the Company enters into a Variable Rate Transaction (“VRT”), as defined in the SPA, the Holder may cause the Company to revise the terms of the $21M Debentures to match the terms of the convertible security issued in such VRT.

In conjunction with the issuance of the $21M Debentures, the Company issued the Holder three-year warrants to purchase an aggregate of 1,354,675 shares of the Company’s common stock at exercise prices ranging from $0.75 to $5.50 per share, of which warrants to purchase 180,000 shares of common stock at an exercise price of $0.75 were issued in the quarter ended March 31, 2020. The fair value of the warrants of approximately $2.2 million was recorded as a discount to the carrying amount of the $21M Debentures, and amortized to interest expense over the respective term of the individual debentures comprising the $21M Debentures.

Based on the conversion prices of the $21M Debentures in relation to the market value of the Company’s common stock, the $21M Debentures provided the Holder with a beneficial conversion feature, as the embedded conversion option was in-the-money on the commitment date. The aggregate intrinsic value of the beneficial conversion feature of approximately $10.2 million was recorded as a discount to the carrying amount of the $21M Debentures, with an offset to additional paid-in-capital. The beneficial conversion feature is amortized to interest expense over the respective term of the individual debentures comprising the $21M Debentures.

Pursuant to the terms of a registration rights agreement with the Holder, entered into concurrently with the SPA, the Company agreed to provide the Holder with certain registration rights with respect to any potential shares issued pursuant to the terms of the SPA, the $21M Debentures, and the warrants. An addendum to the SPA stipulates that the Holder has agreed not to undertake a conversion of all or a portion of the $21M Debentures that would require the Company to issue more shares than the amount of available authorized shares at the time of conversion, which amount of authorized shares shall not be less than the current authorized number of 500 million shares of common stock, thereby eliminating the requirement to bifurcate and account for the conversion feature of the $21M Debentures as a derivative.

The Holder converted, in several transactions from November 2018 through March 2020, an aggregate of $11.6 million of principal and approximately $616,000 of accrued interest into 18,911,106 shares of common stock at conversion prices ranging from $0.12 to $3.06 per share. Of these conversions, an aggregate of $1.6 million of principal and approximately $205,000 of accrued interest was converted into 8,584,276 shares of common stock at exercise prices of $0.12 and $0.34 per share in the three months ended March 31, 2020.

All of the aforementioned conversions were performed in accordance with the terms of their respective convertible debenture agreements, and therefore the Company was not required to record a gain or loss on such conversions.

During the quarters ended March 31, 2020 and 2019, amortization of the beneficial conversion features, after adjustment for the aforementioned conversions, approximated $991,000 and $758,000, respectively; amortization of the warrant discounts approximated $146,000 and $131,000 respectively; and the amortization of original issue discounts approximated $12,000 and $57,000, respectively. Additionally, accrued interest expense for such periods approximated $97,000 and $123,000, respectively.

At March 31, 2020, the aggregate outstanding principal balance of the $21M Debentures was $9.4 million. Also on such date, the unamortized balances of the beneficial conversion features, the warrant discounts, and original issue discounts were approximately $2,429,000, $699,000, and $315,000, respectively. Accordingly, at March 31, 2020, the carrying value of the $21M Debentures was approximately $5,957,000, of which approximately $578,000 was current.

At December 31, 2019, the aggregate outstanding principal balance on the $21M Debentures was $10,000,000. Also on such date, the unamortized balances of the beneficial conversion features, the warrant discounts, and original issue discounts were approximately $3,041,000, $817,000, and $307,000, respectively. Accordingly, at December 31, 2019, the carrying value of the $21M Debentures was approximately $5,835,000.

NOTE 11 – MEZZANINE EQUITY

Preferred Stock

In February 2020, the Company entered into an exchange agreement with two institutional shareholders (the “TIS”) whereby the Company (i) exchanged 4,908,333 shares of the Company’s common stock previously acquired by the TIS for an equal number of shares of newly designated Series B convertible preferred stock, and (ii) issued two promissory notes in the aggregate principal amount of approximately $4.4 million in exchange for a loan in the same amount as previously discussed in Note 9 – Debt.

In connection with the exchange agreement, the Company filed (i) a certificate of designation with respect to the rights and preferences of the Series B convertible preferred stock, and (ii) a certificate of elimination to return all shares of the Series A convertible preferred stock, of which no shares were issued or outstanding at the time of filing, to the status of authorized and unissued shares of undesignated preferred stock.

The holders of Series B convertible preferred stock (the “Series B Holders”) are entitled to cast the number of votes equal to the number of shares of common stock into which the shares of Series B convertible preferred stock are convertible, together with the holders of common stock as a single class, on most matters. However, the affirmative vote or consent of the Series B Holders voting separately as a class is required for certain acts taken by the Company, including the amendment or repeal of certain charter provisions, liquidation or winding up of the Company, creation of stock senior to the Series B convertible preferred stock, and/or other acts defined in the certificate of designation.

The Series B convertible preferred stock shall, with respect to dividend rights and rights on liquidation, winding up and dissolution, rank senior to the Company’s common stock. The Company shall not declare, pay, or set aside any dividends on shares of any other class or series of capital stock of the Company unless the Series B Holders then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series B convertible preferred stock in an amount calculated pursuant to the certificate of designation.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Series B Holders then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to $3.00, plus any dividends declared but unpaid thereon, with any remaining assets distributed pro-rata among the holders of the shares of Series B convertible preferred stock and common stock, based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to common stock.

At any time on or prior to the six-year anniversary of the issuance date of the Series B convertible preferred stock, (i) the Series B Holders have the option to convert their shares of Series B convertible preferred stock into common stock at a conversion price of $1.00 per share, without the payment of additional consideration, and (ii) the Company has the option to convert all, but not less than all, shares of Series B convertible preferred stock into common stock at a conversion price of $1.00 if the daily volume weighted average price of common stock (the “VWAP”) exceeds $4.00 per share for at least twenty consecutive trading days prior to the date on which the Company gives notice of such conversion to the Series B Holders.

On the day following the six-year anniversary of the issuance of the Series B convertible preferred stock, all outstanding shares of Series B convertible preferred stock shall automatically convert into common stock as follows:

If the sixty-day VWAP is less than or equal to $0.50 per share, the Company shall have the option to (i) convert all shares of Series B convertible preferred stock into common stock at a conversion price of $1.00 per share, and pay cash to the Series B Holders equal to the difference between the 60-day VWAP and $3.00 per share, or (ii) pay cash to the Series B Holders equal to $3.00 per share.

If the sixty-day VWAP is greater than $0.50 per share, the Company shall have the option to (i) convert all shares of Series B convertible preferred stock into common stock at a conversion price per share equal to the quotient of $3.00 per share divided by the sixty-day VWAP, or (ii) pay cash to the Series B Holders equal to $3.00 per share, or (iii) convert all shares of Series B convertible preferred stock into common stock at a conversion price per share equal to the sixty-day VWAP per share and pay cash to the Series B Holders at the difference between $3.00 per share and the sixty-day VWAP per share.

The Company shall at all times when the Series B convertible preferred stock is outstanding, reserve and keep available out of its authorized but unissued capital stock, for the purpose of effecting the conversion of the Series B convertible preferred stock, such number of its duly authorized shares of common stock as shall from time to time be sufficient to effect the conversion of all outstanding Series B convertible preferred stock.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

In February 2020, pursuant to the aforementioned exchange agreement with the TIS, the 4,908,333 shares of common stock exchanged for shares of Series B convertible preferred stock were treated as an increase to treasury stock of $14,725,000 ($3.00 per share), and then immediately cancelled, thereby reducing treasury stock to zero, with corresponding reductions to common stock of approximately $5,000 (the par value of the exchanged common shares) and additional paid-in capital of approximately $14,720,000.

During the three months ended March 31, 2020 and 2019, the Company issued 3,236,857 and 97,136 common shares, respectively, associated with previously issued subscriptions on common stock with a value of approximately $1,168,000 and $169,000, respectively.

During the three months ended March 31, 2019, the Company sold 799,995 shares of common stock at a price of $3.25 per share, resulting in total proceeds of $2,600,000. No common stock was sold during the three months ended March 31, 2020.

As previously disclosed in Note 3 – Acquisitions, the Company issued in 2019 (i) 1,000,000 shares of common stock in connection with the acquisition of the KPGs and Mari-IL, (ii) 1,000,000 shares of stock as a good faith deposit on the Harvest acquisition, and (iii) 520,000 shares of commons stock in connection with the acquisition of MediTaurus.

As previously disclosed in Note 4 – Investments, the Company issued 500,000 shares of common stock in 2019 to purchase a minority interest in Terrace, and 378,259 shares of common stock in 2018 to purchase a minority interest in CVP.

As previously disclosed in Note 9 – Debt, the Company issued 2,435,116 shares of common stock in 2019 to retire promissory notes (principal and accrued interest) of approximately $1,047,000.

As previously disclosed in Note 10 – Debentures Payable, during the three months ended March 31, 2020, the holder of the $21M Debentures converted approximately $1.8 million of principal and interest into 8,584,276 shares of common stock. During the three months ended March 31, 2019, the holder of the $21M debentures converted approximately $697,000 of principal and interest into 233,194 shares of common stock.

As further disclosed in Note 13 – Stock Options, during the three months ended March 31, 2019, 150,000 shares of common stock were issued in connection with the exercise of stock options. No stock options were exercised during the three months ended March 31, 2020.

As further disclosed in Note 14 – Warrants, during the three months ended March 31, 2019, warrants to purchase 22,000 shares of common stock were exercised. No warrants were exercised during the three months ended March 31, 2020.

Common Stock Issuance Obligations

At March 31, 2020, the Company was obligated to issue 30,307 shares of common stock, valued at approximately $5,000, in connection with a stock grant to a current employee. Such shares were subsequently issued in May 2020. No obligations to issue shares of common stock existed at March 31, 2019.

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

NOTE 13 – STOCK OPTIONS

During the three months ended March 31, 2019, options to purchase 150,000 shares of common stock were exercised at prices of $0.26 and $0.77 per share. Of these exercised options, 100,000 were exercised on a cashless basis with the exercise prices paid via the surrender of 19,376 shares of common stock. No options were exercised during the three months ended March 31, 2020.

During the three months ended March 31, 2020, options to purchase 30,000 shares of common stock were forfeited, resulting in an aggregate reduction of amortization expense of approximately $19,000. No options were forfeited during the three months ended March 31, 2019.

Stock options outstanding and exercisable as of March 31, 2020 were:

Exercise Price	Shares Under Option		Remaining
per Share	Outstanding	Exercisable	Life in Years
$0.130	200,000	200,000	0.25
$0.140	550,000	550,000	0.75
$0.330	50,000	50,000	0.94
$0.417	900,000	200,000	4.74
$0.450	125,000	125,000	1.51
$0.590	15,000	-	4.69
$0.630	300,000	300,000	1.75
$0.770	200,000	200,000	2.75
$0.900	50,000	50,000	3.12
$0.910	50,000	50,000	2.56
$0.950	50,000	30,000	2.75
$0.992	300,000	300,000	4.49
$1.000	170,000	120,000	4.59
$1.350	100,000	25,000	3.33
$1.950	500,000	125,000	3.25
$2.320	100,000	100,000	3.45
$2.450	2,000,000	2,000,000	2.73
$2.500	100,000	75,000	3.41
$2.650	200,000	150,000	3.48
$2.850	56,250	31,250	2.70
$2.850	100,000	50,000	3.70
$3.000	25,000	25,000	3.71
$3.725	100,000	100,000	3.69
	6,241,250	4,856,250

NOTE 14 – WARRANTS

During the three months ended March 31, 2020, the Company issued three-year warrants to purchase 180,000 shares of common stock at an exercise price of $0.75 per share in conjunction with the issuance in February 2020 of $1.0 million of the $21M Debentures as previously disclosed in Note 10 – Debentures Payable. The fair value of these warrants at issuance of approximately $28,000 was recorded as a discount to the $21M Debentures, of which approximately $3,000 was amortized to interest expense as of March 31, 2020. No warrants were issued during the three months ended March 31, 2019.

During the three months ended March 31, 2019, warrants to purchase 22,000 shares of common stock were exercised at exercise prices of $0.50 and $0.90 per share, resulting in aggregate proceeds to the Company of approximately $16,000. No warrants were exercised during the three months ended March 31, 2020.

At March 31, 2020 and 2019, warrants to purchase 11,960,107 and 10,584,211 shares of common stock, respectively, were outstanding with exercise prices ranging from $0.62 to $5.50 per share and $0.12 to $5.50 per share, respectively.

NOTE 15 – REVENUES

For the quarters ended March 31, 2020 and 2019, the Company’s revenues were comprised of the following major categories:

	March 31,
	2020	2019
Real estate	$1,973,098	$1,666,563
Management	429,632	425,648
Supply procurement	430,134	1,165,051
Licensing	400,327	258,553
Product sales	4,232,828	-
Total revenues	$7,466,019	$3,515,815

For the three months ended March 31, 2020 and 2019, revenue from two clients represented 39% and 78%, respectively, of total revenues.

NOTE 16 – BAD DEBTS

At March 31, 2020 and 2019, the Company maintained reserves against bad debts of approximately $43.1 million and $150,000, respectively.

The March 31, 2020 reserves were primarily comprised of (i) an allowance against the accounts receivable balance due from GenCanna of approximately $29.0 million, following the commencement of GenCanna’s Chapter 11 proceedings as previously discussed in Note 4 – Investments, (ii) an allowance against the accounts receivable balance of approximately $9.7 million, and reserve against the working capital balance of approximately $1.5 million, due from Kind, in light of the current litigation between the Company and Kind as further discussed in Note 18 – Commitments and Contingencies, and (iii) a reserve against the working capital balance of approximately $1.9 million due from Harvest, based on the Company’s expectation of the negative impact of the COVID-19 pandemic on Harvest’s local economy.

NOTE 17 – RELATED PARTY TRANSACTIONS

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

The Company purchased $20.75 million of hemp seed inventory which it sold and delivered to GenCanna for $33.2 million. The Company provided GenCanna with extended payment terms through December 2019, to coincide with the completion of the seeds’ harvest, although the payment by GenCanna was not contingent upon the success of such harvest or its yield. To partially fund the seed purchases, the Company raised $17.0 million in debt financings which is reflected in Notes Payable on the balance sheet and previously discussed in Note 9 – Debt.

By the end of 2019, GenCanna had not paid the amount it owed the Company for its seed purchases due to several challenges it faced late in the year, including defaults under its senior credit facility, a fire at its main processing and lab facility, the domestic decline of CBD selling prices, and the contraction of the cannabis capital markets. In February 2020, as previously discussed in Note 4 – Investments, under pressure from certain of its creditors, the GenCanna Debtors agreed to convert a previously-filed involuntary bankruptcy proceeding into a voluntary Chapter 11 proceeding, and filed voluntary petitions under Chapter 11 in the Bankruptcy Court.

As required by the relevant accounting guidance, the Company initially recorded the $33.2 million due from GenCanna as a related party receivable, with approximately $29.0 million recognized as related party revenue, and approximately $4.2 million classified as unearned revenue (such amount representing the Company’s 33.5% ownership portion of the profit on these transactions, which was to have been recognized as revenue upon payment by GenCanna). As a result of GenCanna’s Chapter 11 proceedings, the Company fully reserved the receivable balance of approximately $29.0 million and wrote off the entire unearned revenue balance of approximately $4.2 million.

As disclosed in Note 9 – Debt, the Company’s two mortgages with Bank of New England are personally guaranteed by the Company’s CEO and CFO.

In 2019, the Company granted five-year options to purchase up to 100,000 shares of common stock to each of the Company’s three independent board members at an exercise price of $0.99 per share. The aggregate fair value of these options of approximately $191,000 was fully amortized at March 31, 2020. No options were granted to related parties during the three months ended March 31, 2020.

In 2019, options to purchase 200,000 and 132,499 shares of common stock were exercised by the Company’s CEO and an independent board member, respectively, at weighted average exercise prices of $0.11 and $0.08 per share, respectively. The independent board member’s options were exercised on a cashless basis with the exercise prices paid via the surrender of 3,108 shares of common stock. No options were exercised by related parties during the three months ended March 31, 2020.

In 2019, options to purchase 117,501 shares of common stock were forfeited by board members. No options were forfeited by related parties during the three months ended March 31, 2020.

The Company’s current corporate offices are leased from a company owned by a related party under a 10-year lease that commenced August 2018 and contains a five-year extension option. For the three months ended March 31, 2020 and 2019, expenses incurred under this lease approximated $39,000 in both periods.

The balance of Due To Related Parties at March 31, 2020 and December 31, 2019 of approximately $1,214,000 and $1,455,000, respectively, were comprised of amounts owed of approximately (i) $435,000 and $420,000, respectively, to the Company’s CEO and CFO, (ii) $734,000 and $990,000, respectively, to companies partially owned by these officers, and (iii) $45,000 in both periods to two stockholders of the Company. Such amounts owed are not subject to repayment schedules.

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

The components of lease expense for the year ended March 31, 2020 were as follows:

Operating lease cost	$246,462
Finance lease cost:
Amortization of right-of-use assets	$8,171
Interest on lease liabilities	2,087
Total finance lease cost	$256,720

The weighted average remaining lease term for operating leases is 9.1 years, and for the finance lease is 3.4 years. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was 7.5% for all leases.

Future minimum lease payments as of March 31, 2020 under all non-cancelable leases having an initial or remaining term of more than one year were:

	Operating Leases	Finance Lease
2020	$750,504	$28,809
2021	1,008,227	38,412
2022	949,535	27,123
2023	910,166	23,201
2024	835,411	3,229
Thereafter	4,304,441	-
Total lease payments	8,758,284	$120,774
Less: imputed interest	(2,490,229)	(14,465)
	$6,268,055	$106,309

Terminated Employment Agreement

An employment agreement which commenced in 2012 with Thomas Kidrin, the former CEO of the Company, that provided Mr. Kidrin with salary, car allowances, stock options, life insurance, and other employee benefits, was terminated by the Company in 2017. At March 31, 2020 and December 31, 2019, the Company maintained an accrual of approximately $1,043,000 for any amounts that may be owed under this agreement, although the Company contends that such agreement is not valid and no amount is due.

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

Maryland Acquisition

As previously disclosed in Note 3 – Acquisitions, the sellers of Kind have attempted to renegotiate the terms of the MOU, alleging that the MOU is not an enforceable agreement, despite the MOU containing all the definitive material terms with respect to the acquisition transaction and confirming the management and lease agreements. The Company engaged with the sellers in a good faith attempt to reach updated terms acceptable to both parties, but the non-reciprocation of the sellers resulted in an impasse and both parties commencing legal proceedings.

On November 13, 2019, Kind Therapeutics USA Inc. (“Kind”) commenced an action in the Circuit Court for Washington County, MD captioned Kind Therapeutics USA, Inc. vs. MariMed, Inc., et al. (Case No. C-21-CV-19-000670) asserting claims against the Company, including breach of contract, breach of fiduciary duty, accounting, and unjust enrichment, and seeking declaratory judgment and damages in excess of $75,000. On November 15, 2019, the Company filed counterclaims against Kind and a third-party complaint against the Members of Kind (Jennifer DiPietro, Susan Zimmerman, and Sophia Leonard-Burns) and William Tham (the “Counterclaim”). The Counterclaim alleges breach of contract with respect to each of the Memorandum of Understanding (“MOU”) and the Management Agreement (“MSA”), unjust enrichment, promissory estoppel/detrimental reliance, and fraud in the inducement, and seeking a declaratory judgement that the MOU is an enforceable contract, specific performance of such contact, and the establishment of a constructive trust for the Company’s benefit. The Counterclaim also seeks damages.

Both parties, MariMed (including MariMed Holdings MD, LLC and MariMed Advisors Inc.) and Kind, brought motions for a temporary restraining order and a preliminary injunction. By Opinion and Order entered on November 21, 2019, the Court denied both parties motions for a temporary restraining order. In its opinion, the Court specifically noted that, contrary to Kind’s allegations, the MSA and the 20-year lease agreement for Kind’s utilization of the Company’s cultivation and production facility (“Lease”) “appear to be independent, valid and enforceable contracts.” Each party’s preliminary injunction motion is currently pending before the Court.

On or about April 3, 2020, the Company filed its First Amended Counterclaim and Third Party Complaint in which additional claims were added and clarified, including breach of Lease and breach of the Licensing and Manufacturing Agreement (“LMA”) against Kind, along with other alternative claims and seeking damages. The Company believes that its claims for breach of contract with respect to the MOU, the MSA, the Lease, and the LMA, as well as its claims for unjust enrichment, promissory estoppel/detrimental reliance, and fraud in the inducement are meritorious. Further, the Company believes that Kind’s claims against the Company are without merit. The Company intends to aggressively prosecute and defend the action. No trial date is currently scheduled.

NOTE 19 – SUBSEQUENT EVENTS

Extension of Promissory Notes

As previously discussed in Note 9 – Debt, (i) in September 2018, the Company issued a secured promissory note in the amount of $3.0 million to an unaffiliated party bearing interest at a rate of 12% per annum, due in September 2020 and secured by the Company’s Maryland property (the “2018 Note”), and (ii) in March 2019, the Company issued a secured promissory note in the amount of $6.0 million to the same party bearing interest at a rate of 13% per annum, due in March 2020 and secured by the certain GenCanna receivables (the “2019 Note”). In connection with the 2019 Note issuance, the Company incurred a service fee in the amount of $900,000 (the “Service Fee”). In April 2020, the Company and the holder of the 2018 Note and the 2019 Note entered into a note extension agreement pursuant to which (i) the due date of the 2018 Note was extended to December 31, 2020, (ii) the due date of the 2019 Note was extended to September 30, 2020 and modified to include unpaid accrued interest of $845,000 through the modification date, and (iii) a new convertible note in the amount of $900,000 was issued evidencing the Service Fee bearing interest at a rate of 12% per annum, due June 30, 2020, and with up to 50% of the principal and accrued and unpaid interest payable, at the option of either party, in shares of the Company’s common stock at a per share conversion price equal to the average closing price of the common stock on the twenty consecutive trading days prior to the maturity date.

In consideration of the extension, the Company (i) paid the holder of the notes a fee of $50,000, (ii) extended the security interest in the Company’s properties in Maryland to secure each note held by the holder of the notes, and (iii) granted the holder of the notes certain security interests in equity interests held by the Company in Chooze Corp., Terrace Inc., and CVP Worldwide LLC. Each of the notes provides for cross-default and imposes certain covenants on the Company.

Issuance of Promissory Note

In April 2020, in exchange for proceeds of $700,000, the Company issued an interest-free promissory note in the principal amount of approximately $719,000 to an unaffiliated third-party that matures in September 2020.

Option Grants

In April 2020, the Company granted certain employees five-year options to purchase an aggregate of up to 564,500 shares of common stock with an exercise price of $0.30 per share. The fair value of the options on grant date of approximately $67,000 will be amortized to compensation expense over the anticipated three-year average holding term.

Conversion of Debentures Payable

In April and May 2020, the holder of the $21M Debentures converted an aggregate of $1.5 million of principal into 12,764,615 shares of common stock at conversion prices of $0.11 and $0.13 per share.

Common Stock Issuance Obligations

In May 2020, the Company issued 30,307 shares of common stock in connection with the stock grant to a current employee previously disclosed in Note 12 – Stockholders’ Equity.

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

Overview

General

MariMed Inc. (the “Company”) is a leader in the emerging cannabis industry. The Company is an expert in the development, operation, management, and optimization of facilities for the cultivation, production and dispensing of medicinal and recreational cannabis and cannabis infused products. To date, the Company has developed in excess of 300,000 square feet of state-of-the-art, regulatory-compliant facilities in five states – Delaware, Illinois, Maryland, Massachusetts, and Nevada.

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

In anticipation of the growing demand for hemp-derived cannabidiol (“CBD”) following the adoption of the U.S Farm Bill in late 2018—which descheduled industrial hemp and hemp-derived CBD as controlled substances and classified such natural resources as agricultural commodities, thereby enabling a new emerging industry of CBD oils, isolates, and infused products within the United States—the Company established a wholly owned subsidiary, MariMed Hemp Inc. (“MariMed Hemp”), to market and distribute hemp-derived CBD products across several vertical markets. Prior to this, as a means of expanding into the global CBD market, the Company (i) acquired a majority interest of MediTaurus LLC (“MediTaurus”), an entity operating in the United States and Europe that has developed proprietary CBD formulations under its Florance™ brand, and (ii) invested $30.0 million in GenCanna Global Inc. (“GenCanna”), a Kentucky-based cultivator, producer, and distributor of hemp and GMP-quality CBD oils and isolates, although GenCanna has since filed voluntary petitions under Chapter 11 with the U.S. Bankruptcy Court in the Eastern District of Kentucky as previously described in Note 4 – Investments.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce its spread. The spread of COVID-19 in the United States and the measures to contain it have negatively impacted the economy and have created significant volatility and disruption in financial markets. Business shutdowns in certain states in response to stay-at-home orders and related measures have delayed the Company’s expansion and consolidation efforts, and have materially and adversely affected the Company’s business, operations, financial condition, and liquidity.

In particular, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, due to the anticipated adverse effects of COVID-19, the Company (i) recorded bad debt reserves against receivables and working capital balances of approximately $3.8 million in the aggregate, as described in Note 16 – Bad Debts, and (ii) wrote off approximately $3.2 million in the aggregate of goodwill and carrying value of certain investments, as described in Note 4 – Investments.

Volatility in the financial markets and investor uncertainty from COVID-19 have also delayed the Company’s ability to consummate debt financings to raise working capital to support its operations and expansion plans. Continued disruption to the global economy may materially and adversely affect the future carrying values of certain of the Company’s assets, including inventories, accounts receivables, and intangibles. The full extent to which COVID-19 and the measures to contain it will impact our business, operations financial condition, and liquidity will depend on the severity and duration of the COVID-19 outbreak and other future developments related to the response to the virus, all of which are highly uncertain at this time. As a result, the Company cannot predict the ultimate impact of COVID-19 on its operational and financial performance.

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

Consulting – The Company assists third parties in securing cannabis licenses, and provides advisory services in the areas of (i) facility design and development, (ii) inventory management, and (iii) cultivation and dispensing best practices.

Supply Procurement – The Company maintains large volume discounts with top national vendors of cultivation and production supplies and equipment, which the Company acquires and resells at competitive prices to its cannabis-licensed clients or third parties.

Product Sales – The Company’s direct sales of cannabis, hemp, and products derived from these plants are classified under this revenue category. In late 2019, the Company commenced (i) the direct sale of acquired hemp seed inventory in the second quarter, and (ii) cannabis dispensary and wholesale operations of ARL in Massachusetts and the KPGs in Illinois in the fourth quarter. Future product sales are expected to include the distribution of Company-acquired and developed hemp-derived CBD product lines, and the Company’s planned cannabis-licensee acquisitions in Maryland and Nevada.

Expenses

The Company classifies its expenses into three broad categories:

●	cost of revenues, which includes the direct costs associated with the generation of the Company’s revenues;

●	operating expenses, which include the sub-categories of personnel, marketing and promotion, and general and administrative; and

●	non-operating income and expenses, which include the sub-categories of interest expense, interest income, equity in earnings of equity method investments, and changes in the fair value of non-consolidated investments.

Liquidity and Capital Resources

As of March 31, 2020, the Company reported cash and cash equivalents of approximately $1.9 million and negative working capital of approximately $24.2 million, compared to cash and cash equivalents of approximately $739,000 and negative working capital of approximately $29.3 million as of December 31, 2019. The large negative working capital balances were primarily the result of the issuance of $17.0 million of promissory notes to fund the purchase of large quantities of top-grade hemp seeds at volume discounts which then were sold to GenCanna, a related party, at market rates (the “Seed Transactions”), coupled with the write off of the receivable balance on the Seed Transactions due from GenCanna of approximately $29.0 million following GenCanna’s Chapter 11 proceedings. The negative working capital balances were also due to the recording in 2019 of a bad debt reserve against the receivable and working capital balances due from (i) Kind of approximately $11.2 million in the aggregate in light of the current litigation between the Company and Kind, and (ii) Harvest of approximately $2.2 million in the aggregate due to the anticipated effect on Harvest’s operations from a weakened local economy due to the COVID-19 pandemic. Please refer to the footnote disclosures accompanying the Company’s financial statements included in this report for further discussion of the Seed Transactions and the bad debt reserves.

The approximate $1.1 million increase in cash and cash equivalents, and approximate $5.1 million improvement in working capital, from December 31, 2019 to March 31, 2020 were primarily attributable to the approximate $4.4 million of proceeds from the exchange agreement consummated in February 2020, and the extension of the maturity date to December 2021 of $2.0 million of promissory notes, offset by cash used in operations.

As of the filing date of this report, the Company is in continuing discussions with financial institutions to explore the potential to generate liquidity from the Company’s unencumbered real property through mortgage-backed financings, the refinancing of certain outstanding mortgage loans, the sales-leaseback of certain properties, and/or a combination thereof. These discussions and resultant transactions have been hindered by the shelter-in-place executive orders mandated across the United States during the period March 2020 through May 2020 in response to the COVID-19 pandemic. Based on the Company’s discussions to date, such financings could potentially generate upwards of $17.0 million of proceeds to the Company; however, the Company has no current commitments, nor is there any assurance that terms will be reached that will be acceptable to the Company.

The operations of the Company’s recently acquired entities in Illinois and Massachusetts are expected to generate considerable liquidity and working capital for the Company. Since their acquisition, the KPGs in Illinois have generated approximately $1.5 million of pretax income for the Company, which continues to exceed forecasts, in part due to the legalization of adult-use cannabis in January 2020, which was added to the Company’s two existing cannabis licenses. In Massachusetts, the cultivation and production facility acquired by the Company has completed its first harvest and commenced full scale selling operations in this state’s robust cannabis market. Despite these positive developments, there is no assurance that the Company will continue to meet or exceed its projections given the uncertainty of the global economy due to COVID-19.

In connection with the preparation of its financial statements for the quarter ended March 31, 2020, the Company’s management evaluated the Company’s ability to continue as a going concern in accordance with ASU 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40), which requires an assessment of relevant conditions or events, considered in the aggregate, that are known or reasonably knowable by management on the issuance dates of the financial statements which indicate the probable likelihood that the Company will be unable to meet its obligations as they become due within one year after the issuance date of the financial statements.

As part of its evaluation, management assessed known events, trends, commitments, and uncertainties, which at the time included the status of the Company’s consolidation plan, the impact of the COVID-19 pandemic on its operations, developments concerning GenCanna’s bankruptcy proceedings, the recent level of cannabis industry investment activity, stock price movement of public cannabis companies, actions and/or results of certain bellwether cannabis companies, the measure of cannabis investor confidence, and changes to state laws with respect to adult-use recreational and medical cannabis use.

In light of the aforementioned disclosures, among other factors reviewed as part of management’s evaluation, there is a substantial doubt that the Company will be able to continue as a going concern within one year after the issuance date of these financial statements.

Operating Activities

Net cash used in operating activities for the quarter ended March 31, 2020 approximated $407,000, compared to approximately $6.2 million for the same period in 2019. The year-over-year improvement was primarily attributable to approximately $1.9 million of reduced inventory purchases in 2020, the intentional slowing of approximately $2.8 million of trade accounts payable and other liabilities in 2020, and the conversion of $1.5 million of accrued interest into a promissory note, offset by higher trade accounts receivable balances.

Investing Activities

Net cash used in investing activities for the quarter ended March 31, 2020 approximated $1.4 million, compared to approximately $2.0 million for the same period in 2019. The year-over-year improvement was principally due to the change in the Company’s notes receivable balances from the KPGs, who were clients of the Company in 2019 and were acquired by the Company in October 2019, along with a slight decrease in property and equipment purchases in 2020.

Financing Activities

Net cash provided by financing activities for the quarter ended March 31, 2020 approximated $2.9 million, compared to approximately $8.4 million for the same period in 2019. In 2020, the Company raised approximately $5.7 million from debt financings, offset by $2.4 million of promissory note repayments, compared to debt and equity financings in 2019 of $8.6 million in the aggregate.

The proceeds from the aforementioned financings were used to execute on the Company’s strategy to become a fully integrated multistate operator of seed-to-sale cannabis operations, to continue the development of its regulated facilities, to grow its hemp operations, to expand its branded licensing business, and for working capital purposes.

Results of Operations

Quarter ended March 31, 2020 compared to quarter ended March 31, 2019

Total revenues for the quarter ended March 31, 2020 grew to approximately $7.5 million, an increase of 112.4%, from approximately $3.5 million for the same period in 2019. The year-over-year increase of approximately $4.0 million was primarily attributable to cannabis sales in 2020 of approximately $3.8 million from the KPGs in Illinois, acquired by the Company in October 2019, and approximately $456,000 from ARL in Massachusetts, acquired by the Company in late 2018 and whose selling operations commenced in December 2019. These increases in cannabis sales were offset by a decrease in procurement revenue and management fees charged to Kind, the Company’s cannabis-licensed client in Maryland, and against whom the Company is currently in litigation.

Cost of revenues increased to approximately $2.6 million for the quarter ended March 31, 2020 from to approximately $1.3 million for the same period in 2019. The year-over-year increase of approximately $1.3 million was primarily due to variable costs associated with the aforementioned increase in revenues. As a percentage of revenue, these costs decreased to 34.8% in 2020 from 35.7% in 2019 due effective leveraging of fixed costs to generate higher margins.

As a result of the foregoing, gross profit increased to approximately $4.9 million for the quarter ended March 31, 2020 from approximately $2.3 million for the same period a year ago, a year-over-year increase of 115.3%.

Personnel expenses increased to approximately $1.5 million for the quarter ended March 31, 2020 from approximately $673,000 for the same period a year ago. The increase was primarily due to the hiring of additional staff to support (i) higher levels of revenue, and (ii) the Company’s expansion into a direct owner and operator and operator of seed-to-sale cannabis and hemp operations. As a percentage of revenue, personnel expenses remained relatively steady at 20.3% in 2020 compared to 19.2% in 2019.

Marketing and promotion costs decreased slightly to approximately $112,000 for the quarter ended March 31, 2020 from approximately $119,000 for the same period a year ago. As a percentage of revenues, these costs fell to 1.5% in 2020 from 3.4% in 2019 from the Company’s reduced presence at industry conferences and tradeshows.

General and administrative costs increased to approximately $2.2 million for the quarter ended March 31, 2020 from approximately $1.7 million for the same period a year ago. This increase of approximately $557,000 is primarily due to the additional facility costs and depreciation expense on the significant purchases and development of property and equipment placed into service over the past year in Massachusetts and Maryland. Despite the year-over-year increase, as a percentage of revenue, general and administrative costs decreased to 30.1% in 2020 from 48.1% in 2019, reflecting a more efficient use of the Company’s fixed overhead costs.

As a result of the foregoing, the Company generated operating income of approximately $994,000 for the quarter ended March 31, 2020, compared to an operating loss approximately $222,000 for the same period in 2019, a positive swing of approximately $1.2 million.

Net non-operating expenses were approximately $3.3 million for the quarter ended March 31, 2020 compared to net non-operating income of approximately $300,000 for the same period in 2019. The year-over-year change is primarily due to (i) an approximate $751,000 increase in interest expense in 2020 due to higher levels of debt, (ii) an approximate $687,000 charge in 2020 resulting from the decrease in the fair value of the Company’s investment in Terrace, and (iii) the 2019 equity in earnings of the Company’s investment in GenCanna of approximately $2.0 million compared to no such equity in 2020 as the GenCanna investment was written down to zero in December 2019.

As a result of the foregoing, the Company incurred a net loss of approximately $2.3 million for the quarter ended March 31, 2020 compared to net income of approximately $78,000 in for the same period in 2019.

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

3)	Strengthen operations in Maryland and Delaware by adding over 100,000 square feet of new cannabis cultivation and processing facilities.

4)	Drive licensing fees through the sale of branded products at the Company’s owned and managed facilities and with strategic partners into additional markets.

5)	Continue to build brands and distribution of CBD-infused products through the Company’s MariMed Hemp subsidiary.

No assurances can be given that any of these plans will come to fruition or that if implemented will necessarily yield positive results.

Subsequent Events

Extension of Promissory Notes

As previously discussed in Note 9 – Debt, (i) in September 2018, the Company issued a secured promissory note in the amount of $3.0 million to an unaffiliated party bearing interest at a rate of 12% per annum, due in September 2020 and secured by the Company’s Maryland property (the “2018 Note”), and (ii) in March 2019, the Company issued a secured promissory note in the amount of $6.0 million to the same party bearing interest at a rate of 13% per annum, due in March 2020 and secured by the certain GenCanna receivables (the “2019 Note”). In connection with the 2019 Note issuance, the Company incurred a service fee in the amount of $900,000 (the “Service Fee”). In April 2020, the Company and the holder of the 2018 Note and the 2019 Note entered into a note extension agreement pursuant to which (i) the due date of the 2018 Note was extended to December 31, 2020, (ii) the due date of the 2019 Note was extended to September 30, 2020 and modified to include unpaid accrued interest of $845,000 through the modification date, and (iii) a new convertible note in the amount of $900,000 was issued evidencing the Service Fee bearing interest at a rate of 12% per annum, due June 30, 2020, and with up to 50% of the principal and accrued and unpaid interest payable, at the option of either party, in shares of the Company’s common stock at a per share conversion price equal to the average closing price of the common stock on the twenty consecutive trading days prior to the maturity date.

In consideration of the extension, the Company (i) paid the holder of the notes a fee of $50,000, (ii) extended the security interest in the Company’s properties in Maryland to secure each note held by the holder of the notes, and (iii) granted the holder of the notes certain security interests in equity interests held by the Company in Chooze Corp., Terrace Inc., and CVP Worldwide LLC. Each of the notes provides for cross-default and imposes certain covenants on the Company.

Issuance of Promissory Note

In April 2020, in exchange for proceeds of $700,000, the Company issued an interest-free promissory note in the principal amount of approximately $719,000 to an unaffiliated third-party that matures in September 2020.

Option Grants

In April 2020, the Company granted certain employees five-year options to purchase an aggregate of up to 564,500 shares of common stock with an exercise price of $0.30 per share. The fair value of the options on grant date of approximately $67,000 will be amortized to compensation expense over the anticipated three-year average holding term.

Conversion of Debentures Payable

In April and May 2020, the holder of the $21M Debentures converted an aggregate of $1.5 million of principal into 12,764,615 shares of common stock at conversion prices of $0.11 and $0.13 per share.

Common Stock Issuance Obligations

In May 2020, the Company issued 30,307 shares of common stock in connection with the stock grant to a current employee previously disclosed in Note 12 – Stockholders’ Equity.

The issuance of the shares of common stock described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act. A legend restricting the sale, transfer, or other disposition of these securities other than in compliance with the Securities Act was placed on the securities issued in the foregoing transactions.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2020 and past fiscal year, we implemented significant measures to remediate the previously disclosed ineffectiveness of our internal control over financial reporting, which included an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel, and the lack of a formalized and complete set of policy and procedure documentation evidencing our system of internal controls over financial reporting. The remediation measures consisted of the engagement of accounting consultants as needed to provide expertise on specific areas of the accounting guidance, the continued hiring of individuals with appropriate experience in internal controls over financial reporting, and the modification of our accounting processes and enhancement to our financial controls, including the testing of such controls.

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 13, 2019, Kind Therapeutics USA Inc. (“Kind”) commenced an action in the Circuit Court for Washington County, MD captioned Kind Therapeutics USA, Inc. vs. MariMed, Inc., et al. (Case No. C-21-CV-19-000670) asserting claims against the Company, including breach of contract, breach of fiduciary duty, accounting, and unjust enrichment, and seeking declaratory judgment and damages in excess of $75,000. On November 15, 2019, the Company filed counterclaims against Kind and a third-party complaint against the Members of Kind (Jennifer DiPietro, Susan Zimmerman, and Sophia Leonard-Burns) and William Tham (the “Counterclaim”). The Counterclaim alleges breach of contract with respect to each of the Memorandum of Understanding (“MOU”) and the Management Agreement (“MSA”), unjust enrichment, promissory estoppel/detrimental reliance, and fraud in the inducement, and seeking a declaratory judgement that the MOU is an enforceable contract, specific performance of such contact, and the establishment of a constructive trust for the Company’s benefit. The Counterclaim also seeks damages. Both parties, MariMed (including MariMed Holdings MD, LLC and MariMed Advisors Inc.) and Kind, brought motions for a temporary restraining order and a preliminary injunction. By Opinion and Order entered on November 21, 2019, the Court denied both parties motions for a temporary restraining order. In its opinion, the Court specifically noted that, contrary to Kind’s allegations, the MSA and the 20-year lease agreement for Kind’s utilization of the Company’s cultivation and production facility (“Lease”) “appear to be independent, valid and enforceable contracts.” Each party’s preliminary injunction motion is currently pending before the Court. On or about April 3, 2020, the Company filed its First Amended Counterclaim and Third Party Complaint in which additional claims were added and clarified, including breach of Lease and breach of the Licensing and Manufacturing Agreement (“LMA”) against Kind, along with other alternative claims and seeking damages. The Company believes that its claims for breach of contract with respect to the MOU, the MSA, the Lease, and the LMA, as well as its claims for unjust enrichment, promissory estoppel/detrimental reliance, and fraud in the inducement are meritorious. Further, the Company believes that Kind’s claims against the Company are without merit. The Company intends to aggressively prosecute and defend the action. No trial date is currently scheduled.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information contained in this item pursuant to Regulation S-K. However, information regarding the Company’s risk factors appears in Part I, Item 1A. of its Annual Report on Form 10-K for the year ended December 31, 2019. These risk factors describe some of the assumptions, risks, uncertainties, and other factors that could adversely affect the Company’s business or that could otherwise result in changes that differ materially from management’s expectations. There have been no material changes to the risk factors contained in the Annual Report except for the following additional risk related to COVID-19:

Our business, operations, financial condition, and liquidity have been and may continue to be materially and adversely affected by the outbreak of COVID-19.

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of the virus. The spread of COVID-19 in the United States and the measures to contain it have negatively impacted the economy and created significant volatility and disruption in financial markets. Business shutdowns in certain states in response to stay-at-home orders and related measures have temporarily eliminated certain customers’, principally non-medical use customers’, access to our managed dispensaries, adversely impacting sales during this restricted period. In addition, these restrictions and other disruptions caused by the outbreak have impacted our expansion, consolidation, and administrative functions. Further, the volatility in the financial markets and investor uncertainty has delayed and adversely impacted our ability to consummate debt and equity financings to raise working capital to support our operations and expansion plans. As a result, our business, operations, financial condition, and liquidity have been and may continue to be materially and adversely affected. Further, the disruption to the global economy and to our business, along with the decline in our stock price, may also negatively impact the future carrying values of certain assets, including inventories, accounts receivables, intangibles, and goodwill. The full extent to which COVID-19 and the measures to contain it will impact our business, operations financial condition, and liquidity will depend on the severity and duration of the COVID-19 outbreak and other future developments related to the response to the virus all of which are highly uncertain. As a result, we cannot predict the ultimate impact of COVID-19 on the Company and its operational and financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Amended Certificate of Incorporation of the Company (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020. (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020. (h)

3.2	By-Laws - Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP. (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC. (h)

4.1.3	Senior Secured Commercial Promissory Note, dated April 23, 2020, in the principal amount of $6,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC. *

4.1.4	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC. *

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (a)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

10.7	Amended and Restated 2018 Stock Award and Incentive Plan. (d)

10.8	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea. (e)

10.9	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed, Inc. and MariMed Hemp, Inc., as co-borrowers. (g)

10.10	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (h)

10.11	Note Extension Agreement, dated April 23, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties. *

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

(a)	Incorporated by reference to the same numbered Exhibit filed with the from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c)	Incorporated by reference to Current Report on Form 8-K filed on November 9, 2018.

(d)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019.

(e)	Incorporated by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019.

(f)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2020.

(g)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2020.

(h)	Incorporated by reference to Current Report on Form 8-K filed on February 27, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 28, 2020

MARIMED INC.

By:	/s/ Robert Fireman
Robert Fireman
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jon R. Levine
Jon R. Levine
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Amended Certificate of Incorporation of the Company (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020. (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020. (h)

3.2	By-Laws - Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP. (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC. (h)

4.1.3	Senior Secured Commercial Promissory Note, dated April 23, 2020, in the principal amount of $6,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC. *

4.1.4	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC. *

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (a)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

10.7	Amended and Restated 2018 Stock Award and Incentive Plan. (d)

10.8	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea. (e)

10.9	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed, Inc. and MariMed Hemp, Inc., as co-borrowers. (g)

10.10	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (h)

10.11	Note Extension Agreement, dated April 23, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties. *

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

(a)	Incorporated by reference to the same numbered Exhibit filed with the Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c)	Incorporated by reference to Current Report on Form 8-K filed on November 9, 2018.

(d)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019.

(e)	Incorporated by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019.

(f)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2020.

(g)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2020.

(h)	Incorporated by reference to Current Report on Form 8-K filed on February 27, 2020.

