Form 10-Q
period 2020-06-30
MARIMED INC.
filed 2020-08-10
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2020, 276,696,552 shares of the registrant’s common stock were outstanding.

MariMed Inc.

MariMed Inc.

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,339,610	$738,688
Accounts receivable, net	2,873,505	1,669,139
Deferred rents receivable	1,990,289	1,796,825
Due from third parties, net	198,680	-
Notes receivable, current portion	316,936	311,149
Inventory	3,905,963	1,219,429
Investments	785,285	1,449,144
Other current assets	209,101	192,368
Total current assets	12,619,369	7,376,742

Property and equipment, net	44,622,081	42,792,369
Intangibles, net	2,452,134	2,364,042
Investments	1,034,017	1,324,661
Notes receivable, less current portion	1,309,729	1,639,496
Right-of-use assets under operating leases	5,514,031	5,787,423
Right-of-use assets under finance leases	94,761	111,103
Other assets	185,905	175,905
Total assets	$67,832,027	$61,571,741

Liabilities, mezzanine equity, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,586,897	$4,719,069
Accrued expenses	3,002,216	5,395,996
Notes payable, current portion	17,210,101	23,112,742
Mortgages payable, current portion	1,166,259	223,888
Debentures payable, current portion	4,476,667	-
Operating lease liabilities, current portion	988,305	917,444
Finance lease liabilities, current portion	38,412	38,412
Due to related parties	1,391,309	1,454,713
Other current liabilities	1,254,412	858,176
Total current liabilities	34,114,578	36,720,440

Notes payable, less current portion	11,190,177	-
Mortgages payable, less current portion	6,965,319	7,112,842
Debentures payable, less current portion	-	5,835,212
Operating lease liabilities, less current portion	5,106,204	5,399,414
Finance lease liabilities, less current portion	60,240	75,413
Other liabilities	100,200	100,200
Total liabilities	57,536,718	55,243,521

Mezzanine equity:
Series B convertible preferred stock, $0.001 par value; 4,908,333 and zero shares authorized, issued and outstanding at June 30, 2020 and December 31, 2019, respectively	14,725,000	-

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value; zero and 50,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; zero shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
No designation preferred stock, $0.001 par value; 45,091,667 and zero shares authorized at June 30, 2020 and December 31, 2019, respectively; zero shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized at June 30, 2020 and December 31, 2019; 271,479,247 and 228,408,024 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	271,479	228,408
Common stock subscribed but not issued; 34,171 and 3,236,857 shares at June 30, 2020 and December 31, 2019, respectively	5,365	1,168,074
Additional paid-in capital	106,253,357	112,245,730
Accumulated deficit	(110,396,008)	(106,760,527)
Noncontrolling interests	(563,884)	(553,465)
Total stockholders’ equity (deficit)	(4,429,691)	6,328,220
Total liabilities, mezzanine equity, and stockholders’ equity (deficit)	$67,832,027	$61,571,741

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$9,610,306	$3,657,798	$17,076,325	$7,173,614
Revenues from related party	-	22,014,878	-	22,014,878
Total revenues	9,610,306	25,672,676	17,076,325	29,188,492

Cost of revenues	3,452,169	16,745,553	6,050,086	18,000,343

Gross profit	6,158,137	8,927,123	11,026,239	11,188,149

Operating expenses:
Personnel	1,207,141	825,130	2,720,524	1,498,504
Marketing and promotion	65,618	76,060	178,002	194,959
General and administrative	2,336,102	2,676,454	4,584,037	4,357,476
Bad debts	450,000	-	450,000	-
Total operating expenses	4,058,861	3,577,644	7,932,563	6,050,939

Operating income	2,099,276	5,349,479	3,093,676	5,137,210

Non-operating income (expenses):
Interest expense	(2,969,191)	(2,619,460)	(5,660,336)	(4,560,007)
Interest income	40,863	64,345	86,894	346,754
Loss on obligations settled with equity	(44,678)	-	(44,678)	-
Equity in earnings of investments	(32,958)	(45,465)	(32,958)	1,912,942
Change in fair value of investments	(234,544)	-	(921,546)	-
Other	-	2,948,917	-	2,948,917
Total non-operating income (expenses), net	(3,240,508)	348,337	(6,572,624)	648,606

Income (loss) before income taxes	(1,141,232)	5,697,816	(3,478,948)	5,785,816
Provision for income taxes	-	974,584	-	984,595
Net income (loss)	$(1,141,232)	$4,723,232	$(3,478,948)	$4,801,221

Net income (loss) attributable to noncontrolling interests	$72,805	$46,147	$156,533	$147,346
Net income (loss) attributable to MariMed Inc.	$(1,214,037)	$4,677,085	$(3,635,481)	$4,653,875

Net income (loss) per share
Basic	$(0.00)	$0.02	$(0.02)	$0.02
Diluted	$(0.00)	$0.02	$(0.02)	$0.02

Weighted average common shares outstanding
Basic	247,990,403	213,319,149	240,664,873	211,510,986
Diluted	247,990,403	232,828,964	240,664,873	231,020,801

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2018	211,013,043	$211,013	97,136	$169,123	$87,180,165	$(25,575,808)	$(220,032)	$61,764,461
Sales of common stock	799,995	800	-	-	2,599,200	-	-	2,600,000
Issuance of subscribed shares	97,136	97	(97,136)	(169,123)	169,026	-	-	-
MediTaurus acquisition	-	-	752,260	2,080,000	-	-	1,200,000	3,280,000
Terrace investment	500,000	500	-	-	1,589,500	-	-	1,590,000
Harvest payment	1,000,000	1,000	-	-	(1,000)	-	-	-
Exercise of options	358,446	359			12,641			13,000
Exercise of warrants	666,104	666	-	-	601,776	-	-	602,442
Amortization of option and warrant issuances	-	-	-	-	2,458,941	-	-	2,458,941
Beneficial conversion feature on debentures	-	-	-	-	3,384,980	-	-	3,384,980
Conversion of debentures payable	1,156,379	1,156	-	-	2,626,601	-	-	2,627,754
Distributions	-	-	-	-	-	-	(297,369)	(297,369)
Net income (loss)	-	-	-	-	-	4,653,875	147,346	4,801,221
Balances at June 30, 2019	215,591,103	$215,591	752,260	$2,080,000	$100,621,830	$(20,921,933)	$829,945	$82,825,433

	Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non- Controlling	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	(Deficit)
Balances at December 31, 2019	228,408,024	$228,408	3,236,857	$1,168,074	$112,245,730	$(106,760,527)	$(553,465)	6,328,220
Issuance of subscribed shares	3,236,857	3,237	(3,236,857)	(1,168,074)	1,164,837	-	-	-
Stock grants	30,307	30	34,171	5,365	5,335	-	-	10,730
Amortization of option grants	-	-	-	-	556,379	-	-	556,379
Issuance of warrants attached to debt	-	-	-	-	65,931	-	-	65,931
Discount on debentures payable	-	-	-	-	28,021	-	-	28,021
Beneficial conversion feature on debentures payable	-	-	-	-	379,183	-	-	379,183
Conversion of debentures payable	35,886,796	35,887	-	-	4,981,208	-	-	5,017,095
Conversion of common stock to preferred stock	(4,908,333)	(4,908)	-	-	(14,720,092)	-	-	(14,725,000)
Conversion of promissory note	2,525,596	2,525	-	-	457,525	-	-	460,050
Extinguishment of promissory note	1,900,000	1,900	-	-	350,100	-	-	352,000
Common stock issued to settle obligations	4,400,000	4,400	-	-	739,200	-	-	743,600
Distributions	-	-	-	-	-	-	(166,952)	(166,952)
Net income (loss)	-	-	-	-	-	(3,635,481)	156,533	(3,478,948)
Balances at June 30, 2020	271,479,247	$271,479	34,171	$5,365	$106,253,357	$(110,396,008)	$(563,884)	$(4,429,691)

The above statements do not show columns for Series A convertible preferred stock and undesignated preferred stock as the balances were zero and there was no activity in the periods presented.

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss) attributable to MariMed Inc.	$(3,635,481)	$4,653,875
Net income (loss) attributable to noncontrolling interests	156,533	147,346
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	907,285	448,935
Amortization of intangibles	166,908	107,917
Amortization of stock grants	10,730	-
Amortization of option grants	556,379	929,597
Amortization of warrants attached to debt	498,694	1,014,379
Amortization of beneficial conversion feature	2,170,401	2,281,687
Amortization of original issue discount	241,613	28,920
Bad debt expense	450,000	-
Loss on obligations settled with equity	44,678	-
Equity in earnings of investments	32,958	(1,912,941)
Change in fair value of investments	921,546	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,654,366)	(3,279,717)
Accounts receivable from related party, net	-	(25,177,845)
Deferred rents receivable	(193,464)	48,470
Due from third parties	(198,680)	141,783
Inventory	(2,686,534)	(4,263,846)
Other current assets	(16,733)	48,823
Other assets	(10,000)	(262,981)
Accounts payable	566,749	(1,746,067)
Accrued expenses	1,759,330	1,652,508
Deferred rents payable	-	(105,901)
Operating lease payments	51,043	267,253
Finance lease interest payments	4,033	(1,824)
Unearned revenue from related party	-	3,162,967
Other current liabilities	396,236	-
Other liabilities	-	(238,000)
Net cash provided by (used in) operating activities	539,858	(22,054,662)

Cash flows from investing activities:
Purchase of property and equipment	(2,720,655)	(3,946,208)
Purchase of cannabis licenses	(255,000)	-
Investment in notes receivable	-	(1,550,000)
Interest on notes receivable	406,670	117,006
MediTaurus acquisition	-	(171,003)
Due from related parties	-	119,781
Net cash used in investing activities	(2,568,985)	(5,430,424)

Cash flows from financing activities:
Issuance of common stock	-	2,600,000
Issuance of promissory notes	5,249,763	17,000,000
Repayments of promissory notes	(3,100,000)	-
Proceeds from issuance of debentures	935,000	7,275,000
Proceeds from mortgages	907,200	-
Payments on mortgages	(112,352)	(79,012)
Exercise of stock options	-	13,000
Exercise of warrants	-	602,442
Due to related parties	(63,404)	(199,154)
Finance lease principal payments	(19,206)	(3,923)
Distributions	(166,952)	(297,369)
Net cash provided by financing activities	3,630,049	26,910,984

Net change to cash and cash equivalents	1,600,922	(574,102)
Cash and cash equivalents at beginning of period	738,688	4,104,315
Cash and cash equivalents at end of period	$2,339,610	$3,530,213

Supplemental disclosure of cash flow information:
Cash paid for interest	$703,571	$787,028
Cash paid for income taxes	$13,000	$10,011

Non-cash activities:
Conversions of debentures payable	$5,017,095	$2,626,759
Beneficial conversion feature on debentures payable	$379,183	$3,384,980
Discount on debentures payable	$28,021	$928,724
Issuance of common stock associated with subscriptions	$1,168,074	$169,123
Discount on promissory notes	$65,931	$600,621
Conversion of promissory notes	$460,050	$-
Extinguishment of promissory note	$352,000	$-
Common stock issued to settle obligations	$698,922	$-
Exchange of common stock to preferred stock	$14,725,000	$-
Conversion of accrued interest to promissory note	$3,908,654	$-
Conversion of debentures receivable to investment	$-	$30,000,000
Operating lease right-of-use assets and liabilities	$-	$6,981,772
Finance lease right-of-use assets and liabilities	$-	$77,773
Conversion of notes receivable to investment	$-	$257,687
Conversion of advances to notes receivable	$-	$855,913
MediTaurus acquisition	$-	$2,500,000
Terrace investment	$-	$1,590,000
Harvest payment	$-	$1,000

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MariMed Inc. (the “Company”) is a multi-state operator in the cannabis industry. The Company is an expert in the development, operation, management, and optimization of facilities for the cultivation, production and dispensing of medicinal and recreational cannabis and cannabis-infused products. To date, the Company has developed in excess of 300,000 square feet of state-of-the-art, regulatory-compliant facilities.

At the outset of the Company’s entrance into the cannabis industry, the Company provided advisory services and assistance to its clients in the procurement of state-issued cannabis licenses, leased its cannabis facilities to these newly-licensed clients, and provided industry-leading expertise and oversight in all aspects of their cannabis operations, as well as ongoing regulatory, accounting, human resources, and administrative services. Since this time, the Company successfully secured 19 cannabis licenses across six states—two in Delaware, five in Illinois, three in Maryland, six in Massachusetts, two in Nevada, and one in Rhode Island.

The Company has demonstrated an excellent track record developing and operating licensed cannabis facilities, and implementing its proprietary operating procedures and industry best practices. In 2018, the Company commenced a strategic plan to transition from an advisory business that provides cannabis licensing, operational consulting and real estate services, to a direct owner of cannabis licenses and operator of seed-to-sale operations, dedicated to the improvement of health and wellness through the use of cannabinoids and cannabis products.

The Company’s strategic plan consists of the acquisition of its cannabis-licensed clients located in five states—Delaware, Illinois, Maryland, Massachusetts, and Nevada—and the consolidation of these entities under the MariMed banner. The Company has played a key role in the successes of these entities, from the securing of their cannabis licenses, to the development of facilities that are models of excellence, to providing operational and corporate guidance. Accordingly, the Company believes it is well suited to own these facilities and manage the continuing growth of their operations.

A goal in completing this transition is to present a simpler, more transparent financial picture to the investment community. Once the consolidation is complete, the Company’s financial statements will provide a clearer representation of the revenues, earnings, and other financial metrics that the Company is generating, and a reflection of the full breadth of the Company’s overall business.

To date, acquisitions of the licensed businesses in Massachusetts and Illinois have been state-approved and completed, and establishes the Company as a fully integrated seed-to-sale multi-state operator. The acquisitions of the remaining entities located in Delaware, Maryland, and Nevada are at various stages of completion and subject to each state’s laws governing the ownership and transfer of cannabis licenses, which in the case of Delaware requires a modification of current cannabis ownership laws to permit for-profit ownership. However, the Company continues to develop additional revenue and business in these states and plans to leverage its success to expand into other markets where cannabis is and becomes legal.

The Company has also created its own brands of cannabis flower, concentrates, and precision-dosed products utilizing proprietary strains and formulations. These products are developed by the Company in cooperation with state-licensed facilities and operators who meet the Company’s strict standards, including all natural—not artificial or synthetic—ingredients. The Company licenses its product formulations only to knowledgeable manufacturing professionals who agree to adhere to the Company’s precise scientific formulations using its trademarked product recipes.

The Company’s branded products are licensed under brand names including Kalm Fusion™, Nature’s Heritage™, and Betty’s Eddies™, and are distributed in the form of dissolvable strips, tablets, powders, microwaveable popcorn, fruit chews, and with more varieties in development. The Company also has exclusive sublicensing rights in certain states to distribute the Binske® line of cannabis products crafted from premium artisan ingredients, the Healer™ line of medical full-spectrum tinctures, and the clinically-tested medicinal cannabis strains developed in Israel by Tikun Olam™. The Company intends to continue licensing and distributing its brands as well as other top brands in the Company’s current markets and in partnerships in other states markets across the country where product sale is legal.

In anticipation of the growing demand for hemp-derived cannabidiol (“CBD”), the Company established a wholly owned subsidiary, MariMed Hemp Inc. (“MariMed Hemp”), to market and distribute hemp-derived CBD products across several vertical markets. Prior to this, as a means of expanding into the global CBD market, the Company acquired a majority interest of MediTaurus LLC (“MediTaurus”), an entity operating in the United States and Europe that has developed proprietary CBD formulations under its Florance™ brand.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The spread of the virus in the United States and the measures implemented to contain it—including business shutdowns, indoor capacity restrictions, social distancing, and diminished travel—have negatively impacted the economy and have created significant volatility and disruption in financial markets. Consequently, the Company’s expansion efforts and implementation of its strategic plan have been delayed. Additionally, while the cannabis industry has been deemed an essential business and is not expected to suffer severe declines in revenue, the Company’s business, operations, financial condition, and liquidity have been adversely affected, as further discussed in the notes to the financial statements included in this report.

Continued disruption to the global economy may materially and adversely affect the future carrying values of certain of the Company’s assets, including inventories, accounts receivables, and intangibles, as well as negatively impact the Company’s ability to raise working capital to support its operations. The full extent to which COVID-19 and the measures to contain it will impact the Company’s business, operations financial condition, and liquidity will depend on the continued severity and duration of the COVID-19 outbreak and other future developments in response to the virus, all of which are highly uncertain at this time. As a result, the Company cannot predict the ultimate impact of COVID-19 on its operational and financial performance.

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

Going Concern

In connection with the preparation of its financial statements for the six months ended June 30, 2020, the Company’s management evaluated the Company’s ability to continue as a going concern in accordance with ASU 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40), which requires an assessment of relevant conditions or events, considered in the aggregate, that are known or reasonably knowable by management on the issuance dates of the financial statements which indicate the probable likelihood that the Company will be unable to meet its obligations as they become due within one year after the issuance date of the financial statements.

As part of its evaluation, management assessed known events, trends, commitments, and uncertainties, which at the time included the status of the Company’s consolidation plan, the impact of the COVID-19 pandemic on its operations, developments concerning GenCanna’s bankruptcy proceedings, recent cannabis industry investment activity, price movements of public cannabis stock, actions and/or results of certain bellwether cannabis companies, the level of cannabis investor confidence, and changes to state laws governing recreational (adult-use) and medical cannabis.

At June 30, 2020, the Company’s negative working capital improved to approximately $21.5 million from approximately $29.3 million at December 31, 2019. In addition, during the six months ended June 30, 2020, the Company’s operating activities provided positive cash flow of approximately $540,000, compared to approximately $22.1 million of negative cash flow used by such activities during the same period of 2019. For further discussion of the Company’s liquidity and capital resources, please refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for the period ended June 30, 2020.

Subsequent to the balance sheet date, the Company refinanced the mortgage agreement secured by its Massachusetts real estate, replacing a mortgage with a remaining principal balance of approximately $4.8 million (the “Initial Mortgage”) with a $13.0 million mortgage bearing interest at a rate of 6.5% per annum that matures in August 2025. After paying off the Initial Mortgage, the Company retired approximately $7.3 million of outstanding short-term debt that bore interest at a weighted-average rate of 15% per annum.

With respect to the Company’s consolidation plan, the operations of the acquired entities in Illinois and Massachusetts have started to generate considerable liquidity and working capital for the Company. Since their acquisition in October 2019, the KPGs in Illinois have generated in excess of $2.8 million of pretax income for the Company, in part due to the legalization of adult-use cannabis in January 2020. Additionally, the KPGs have added a third dispensary in Mt. Vernon which is completing requirements to begin operations. In Massachusetts, the cultivation and production facility acquired by the Company in December 2018 has ramped up its medical grow capabilities to full capacity. Additionally, the Massachusetts Cannabis Control Commission (the “MCCC”) has given the Company final approval for adult-use cannabis production and sales. The MCCC will perform a final inspection, which the Company expects will occur in September 2020, in order for the Company to commence business in this state’s robust adult-use market.

As of the filing date of this report, the Company has hired an investment banking and advisory firm to explore additional opportunities to raise capital, although there is no assurance that a financing transaction will be consummated.

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company maintained an allowance for doubtful accounts of approximately $40.1 million and $39.7 million at June 30, 2020 and December 31, 2019, respectively. Please refer to Note 16 – Bad Debts for further discussion on receivable reserves.

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

●

Licensing – revenue from the sale of precision-dosed, cannabis-infused products—such as Kalm Fusion™, Nature’s Heritage™, and Betty’s Eddies™—to legal dispensaries throughout the United States. The recognition of this revenue occurs when the products are delivered.

●	Consulting – fees from third-parties where the Company provides assistance in securing cannabis licenses, and advisory services in the areas of facility design and development, and cultivation and dispensing best practices. These fees are recognized as the services are performed.

●	Product Sales – direct sales of cannabis, hemp, and products derived from these plants. In 2019, the Company commenced (i) the direct sale of acquired hemp seed inventory in the second quarter, and (ii) cannabis dispensary and wholesale operations of ARL in Massachusetts and the KPGs in Illinois in the fourth quarter. Future product sales are expected to include the distribution of Company-acquired and developed hemp-derived CBD product lines, and the Company’s planned cannabis-licensee acquisitions in Maryland, Nevada, and Delaware (upon this state’s amendment to permit for-profit ownership of cannabis entities). This revenue is recognized when products are delivered or at retail points-of-sale.

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

Impairment analyses are based on management’s current plans, asset holding periods, and currently available market information. If these criteria change, the Company’s evaluation of impairment losses may be different and could have a material impact to the consolidated financial statements. For the six months ended June 30, 2020 and 2019, based on the results of management’s analyses, there were no impairment losses.

Leases

The consolidated financial statements reflect the Company’s adoption of ASC 842, Leases, as amended by subsequent accounting standards updates, utilizing the modified retrospective transition approach which calls for applying the new standard to all of the Company’s leases effective January 1, 2019, which is the effective date of adoption.

ASC 842 is intended to improve financial reporting of leasing transactions. The most prominent change from previous accounting guidance is the requirement to recognize right-of-use assets and lease liabilities on the consolidated balance sheet representing the rights and obligations created by operating leases that extend more than twelve months in which the Company is the lessee. The Company elected the package of practical expedients permitted under ASC 842. Accordingly, the Company accounted for its existing operating leases that commenced before the effective date as operating leases under the new guidance without reassessing (i) whether the contracts contain a lease, (ii) the classification of the leases, or (iii) the accounting for indirect costs as defined in ASC 842.

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

The fair value of option and warrant issuances are determined using the Black-Scholes pricing model and employing several inputs such as the expected life of instrument, the exercise price, the expected risk-free interest rate, the expected dividend yield, the value of the Company’s common stock on issuance date, and the expected volatility of such common stock. The following table summarizes the range of inputs used by the Company during the six month ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019
Life of instrument	3.0 years	3.0 years
Volatility factors	1.059 to 1.180	1.059 to 1.106
Risk-free interest rates	0.33% to 1.33%	1.76% to 2.28%
Dividend yield	0%	0%

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the six months ended June 30, 2020 and 2019.

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

At June 30, 2020 and 2019, there were 19,515,857 and 18,655,107, respectively, of potentially dilutive securities in the form of outstanding options and warrants. Also as of such dates, there were (i) $6.3 million and $13.75 million, respectively, of outstanding convertible debentures payable, (ii) 4,908,333 and zero shares, respectively, of Series B convertible preferred stock outstanding, and (iii) approximately $5.2 million and $350,000, respectively, of outstanding convertible promissory notes. All of these potentially dilutive securities are convertible into common stock based on either (i) a predetermined price, subject to adjustment, or (ii) the market value of common stock on or about the future conversion date.

For the three and six months ended June 30, 2020, all potentially dilutive securities had an anti-dilutive effect on earnings per share, and in accordance with ASC 260, were excluded from the diluted net income per share calculations, resulting in identical basic and fully diluted net income per share for these periods. Such potentially dilutive securities may dilute earnings per share in the future. For the three and six months ended June 30, 2019, the potentially dilutive securities then outstanding were convertible into 19,509,815 shares of common stock, utilizing the June 30, 2019 closing stock price of the Company’s common stock. Such share amount was included in the number of weighted average common shares outstanding on a diluted basis, and in the calculation of diluted net income per share for these periods, as shown in the statement of operations.

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

Pursuant to the purchase agreement, the Company acquired 70% of MediTaurus on June 1, 2019. The purchase price was $2.8 million, comprised of cash payments totaling $720,000 and 520,000 shares of the Company’s common stock valued at $2,080,000. The parties are currently in negotiations regarding the Company’s acquisition of the remaining 30% of MediTaurus.

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

Based on a valuation of MediTaurus in late 2019, the goodwill on the transaction was adjusted to approximately $2.7 million, which was written off due to the impact of the COVID-19 pandemic on MediTaurus’ business.

AgriMed Industries of PA LLC

In July 2018, the Company entered into a purchase agreement to acquire 100% of the ownership interests of AgriMed Industries of PA LLC (“AgriMed”), an entity that holds a license from the state of Pennsylvania for the cultivation of cannabis. The purchase price was comprised of $8.0 million, payable in stock and cash, and the assumption of certain liabilities of AgriMed. In February 2019, the Company commenced legal proceedings against AgriMed seeking specific performance of the purchase agreement.

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

NOTE 4 – INVESTMENTS

At June 30, 2020 and December 31, 2019, the Company’s investments were comprised of the following:

	June 30, 2020	December 31, 2019
Current investments:
Terrace Inc.	$785,285	$1,449,144
Total current investments	785,285	1,449,144

Non-current investments:
MembersRSVP LLC	1,034,017	1,066,975
Chooze Corp.	-	257,686
GenCanna Global Inc.	-	-
Iconic Ventures Inc.	-	-
Total non-current investments	1,034,017	1,324,661
Total investments	$1,819,302	$2,773,805

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

At June 30, 2020, the carrying amount of this investment approximated $785,000, based on its publicly traded stock price on such date, which required the Company to record a charge to net income of approximately $664,000 for the six month then ended that is reflected under Change In Fair Value Of Investments on the statement of operations.

MembersRSVP LLC

In August 2018, the Company invested $300,000, of a total contracted cash investment of $500,000, and issued 378,259 shares of its common stock, valued at approximately $915,000, in exchange for a 23% ownership in MembersRSVP LLC (“MRSVP”), an entity that has developed a customer relationship management and marketing platform, branded under the name Sprout, that is designed for and licensed to companies in the cannabis industry.

The investment is accounted under the equity method. During the six months ended June 30, 2020 and 2019, the Company recorded a charge of approximately $33,000 and $92,000, respectively, based on the Company’s equity in MRSVP’s net loss during such periods. Since the inception of the investment, the Company has recorded cumulative equity in net losses of approximately $181,000, reducing the carrying value of the investment to approximately $1,034,000 at June 30, 2020.

Chooze Corp.

In January 2019, the entire principal and accrued interest balance of a note receivable from Chooze Corp. of approximately $258,000 was converted into a 2.7% equity interest in Chooze. In accordance with ASC 321, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. Accordingly, the investment was carried at its cost until June 2020 when the investment was fully reserved due to the Company’s determination that the investment was impaired. This reserve of approximately $258,000 is reflected under Change In Fair Value Of Investments on the statement of operations.

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

On February 18, 2020, the GenCanna Debtors sought permission from the Bankruptcy Court to sell all or substantially all of their assets. After the entry of various orders to establish the bidding procedures and criteria for such sale, the GenCanna Debtors received only four proposals (including a credit bid from MGG) for the purchase of the GenCanna Debtors’ assets and a single proposal for a plan of reorganization which was submitted by the Company.

On May 19, 2020, after an abbreviated solicitation/bid/sale process, the Bankruptcy Court, over numerous objections by creditors and shareholders of the GenCanna Debtors which included the Company, entered an order authorizing the sale of all or substantially all of the assets of the GenCanna Debtors to MGG for its credit bid in the amount of $73.5 million and cash in the amount of $3.5 million.

Based on recent filings with the Bankruptcy Court, the GenCanna Debtors are proposing to file a liquidating plan of reorganization to collect various prepetition payments and commercial claims against third parties, liquidate the remaining assets of the GenCanna Debtors, and make payments to creditors. The Company and the unsecured creditors committee are exploring options including litigation against MGG for lender liability, equitable subordination, and return of preference. In connection with this liquidation process, the Company has filed its proofs of claim for the $33.2 million of hemp seeds sold to GenCanna, which transaction is further discussed in Note 17 – Related Party Transactions.

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

Binske®

In July 2019, the Company entered into a licensing agreement for the exclusive manufacturing and distribution in seven eastern U.S. states of the Binske® portfolio of products, a brand known for utilizing best-in-class proprietary strains and craft ingredients in its edibles, concentrates, vaporizers, and topicals. In consideration for the license and other rights, the Company agreed to pay a royalty of 10.0% to 12.5% of gross revenue, as defined, derived from the sale of Binske® products, subject to an annual minimum royalty. No gross revenue was generated as of June 30, 2020.

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

During the reporting periods, the Company leased to third parties the following owned properties:

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

During the reporting periods, the Company subleased to a third party the following property:

●	Delaware – 4,000 square feet of retail space in a multi-use building space which the Company developed into a cannabis dispensary which is subleased to its cannabis-licensed client under a under a triple net lease expiring in 2021 with a five-year option to extend.

As of June 30, 2020 and December 31, 2019, cumulative fixed rental receipts under such leases approximated $11.7 million and $9.5 million, respectively, compared to revenue recognized on a straight-line basis of approximately $13.7 million and $11.3 million. Accordingly, the deferred rents receivable balances at June 30, 2020 and December 31, 2019 approximated $2.0 million and $1.8 million, respectively.

Future minimum rental receipts for non-cancelable leases and subleases as of June 30, 2020 were:

2020	$3,358,368
2021	4,667,497
2022	4,590,656
2023	4,292,769
2024	4,348,027
Thereafter	43,995,612
Total	$65,252,929

NOTE 6 – NOTES RECEIVABLE

At June 30, 2020 and December 31, 2019, notes receivable were comprised of the following:

	June 30, 2020	December 31, 2019
First State Compassion Center	$499,028	$527,261
Healer LLC	872,715	846,985
High Fidelity Inc.	254,922	252,873
Maryland Health & Wellness Center Inc.	-	323,526
Atalo Holdings Inc.	-	-
Total notes receivable	1,626,665	1,950,645
Notes receivable, current portion	316,936	311,149
Notes receivable, less current portion	$1,309,729	$1,639,496

The Company loaned approximately $700,000 to First State Compassion Center, its Delaware cannabis-licensee client, during the period from October 2015 to April 2016. In May 2016, this client issued a 10-year promissory note, as subsequently amended, to the Company bearing interest at a rate of 12.5% per annum. The monthly payments of approximately $10,100 will continue through April 2026, at which time the note will become due. At June 30, 2020 and December 31, 2019, the current portion of this note was approximately $62,000 and $58,000, respectively, and is included in Notes Receivable, Current Portion on the respective balance sheets.

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

In August 2019, the Company loaned $250,000 to High Fidelity Inc., a company that owns and operates two seed-to sale medical marijuana facilities in the state of Vermont and produces its own line of CBD products. The loan bears interest at a rate of 10% per annum, with interest-only monthly payments through its maturity in August 2020. The parties are currently in discussions to extend the maturity date for an additional six months.

In January 2019, the Company provided Maryland Health & Wellness Center Inc. (“MHWC”), an entity that has been pre-approved by the state of Maryland for a cannabis dispensing license, with a $300,000 construction loan bearing interest at a rate of 8% per annum. In June 2020, MHWC repaid the principal and accrued interest thereon, at which time the parties agreed to terminate their business relationship and release each other from all other previously executed agreements.

From May 2019 to July 2019, the Company extended loans aggregating $980,000 to Atalo Holdings Inc. (“Atalo”), an agriculture and biotechnology firm specializing in research, development, and production of industrial hemp and hemp-based CBD products. The loans initially bore interest at 6% per annum and matured in April 2020. The Company wrote off the entire carrying value of the Atalo note receivable balance as of December 2019, based upon the expectation that Atalo would be critically impacted by the COVID-19 pandemic. In 2020, Atalo filed for bankruptcy.

NOTE 7 – INVENTORY

At June 30, 2020 and December 31, 2019, inventory was comprised of approximately $203,000 and $226,000, respectively, of CBD isolate and hemp extract, and approximately $3,702,000 and $994,000 of work-in-process and finished cannabis and CBD products.

NOTE 8 – PROPERTY AND EQUIPMENT

At June 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Land	$3,988,810	$3,887,710
Buildings and building improvements	27,246,070	27,063,235
Tenant improvements	8,293,370	7,762,991
Furniture and fixtures	401,710	299,645
Machinery and equipment	4,329,284	4,086,691
Construction in progress	4,389,623	2,827,940
	48,648,867	45,928,212
Less: accumulated depreciation	(4,026,786)	(3,135,843)
Property and equipment, net	$44,622,081	$42,792,369

During the six months ended June 30, 2020 and 2019, additions to property and equipment were approximately $2.7 million and $3.9 million, respectively.

Additions during the six months ended June 30, 2020 consisted primarily of (i) the commencement of construction in Mt. Vernon, IL, and (ii) machinery and equipment purchases for facilities in Massachusetts, Maryland, Illinois, and Delaware. Additions during the six months ended June 30, 2019 consisted primarily of (i) the commencement of construction in Milford, DE, (ii) the continued buildout of properties in Maryland and Massachusetts, and (iii) improvements to the Wilmington, DE and Las Vegas, NV properties.

Depreciation expense for the six months ended June 30, 2020 and 2019 approximated $907,000 and $471,000, respectively.

NOTE 9 – DEBT

Mortgages Payable

At June 30, 2020 and December 31, 2019, mortgage balances, including accrued but unpaid interest, were comprised of the following:

	June 30, 2020	December 31, 2019
Bank of New England – Massachusetts property	$4,765,464	$4,825,226
Bank of New England – Delaware property	1,629,448	1,682,275
DuQuoin State Bank – Illinois properties	829,466	829,229
South Porte Bank – Illinois property	907,200	-
Total mortgages payable	8,131,578	7,336,730
Mortgages payable, current portion	(1,166,259)	(223,888)
Mortgages payable, less current portion	$6,965,319	$7,112,842

In November 2017, the Company entered into a 10-year mortgage agreement with Bank of New England for the purchase of a 138,000 square foot industrial property in New Bedford, Massachusetts, within which the Company has built a 70,000 square foot cannabis cultivation and processing facility. From the mortgage date through May 2019, the Company was required to make monthly payments of interest-only at a rate equal to the prime rate plus 2%, with a floor of 6.25% per annum. From May 2019 to May 2024, the Company is required to make principal and interest payments at a rate equal to the prime rate on May 2, 2019 plus 2%, with a floor of 6.25% per annum. Principal and interest payments shall continue from May 2024 through the end of the lease at a rate equal to the prime rate on May 2, 2024 plus 2%, with a floor of 6.25% per annum. The outstanding principal balance on this mortgage approximated $4,765,000 and $4,825,000 and on June 30, 2020 and December 31, 2019, respectively, of which approximately $119,000 and $94,000, respectively, was current.

The Company maintains another mortgage with Bank of New England for the 2016 purchase of a 45,070 square foot building in Wilmington, Delaware which was developed into a cannabis seed-to-sale facility and is currently leased to the Company’s cannabis-licensed client in that state. The mortgage matures in 2031 with monthly principal and interest payments at a rate of 5.25% per annum through September 2021, and thereafter the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25% per annum. At June 30, 2020 and December 31, 2019, the outstanding principal balance on this mortgage was approximately $1,629,000 and $1,682,000, respectively, of which approximately $110,000 and $105,000, respectively, was current.

In May 2016, the Company entered into a mortgage agreement with DuQuoin State Bank (“DSB”) for the purchase of two properties which the Company developed into two 3,400 square foot free-standing retail dispensaries in Illinois. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined by DSB’s executive committee. The mortgage was renewed in May 2020 at a rate of 6.75% per annum. At June 30, 2020 and December 31, 2019, the outstanding principal balance on this mortgage was approximately $829,000 on both dates, of which approximately $30,000 and $24,000, respectively, was current.

In February 2020, the Company entered into a mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, IL. The mortgage, which matures in August 2020 and bears interest at a rate of 5.5% per annum, is in the process of being renegotiated into a long term agreement.

Notes Payable

In February 2020, pursuant to an exchange agreement as further described in Note 12 – Stockholders’ Equity, the Company issued two promissory notes in the aggregate principal amount of approximately $4.4 million, bearing interest at 16.5% per annum and maturing in August 2021, with a right to extend the maturity date through February 2022 upon payment of an extension fee (the “$4.4M Notes”). As of June 30, 2020, no payments were made on the $4.4M Notes and accrued interest approximated $253,000.

In June 2019, the Company and MariMed Hemp, its wholly-owned subsidiary, issued a secured promissory note in the principal amount of $10.0 million (the “$10M Note”) to an unaffiliated party (the “Noteholder”). The proceeds from the $10M Note were used to finance a portion of the purchases of hemp seed inventory which was sold to GenCanna (the “Seed Transactions”) as further discussed in Note 17 – Related Party Transactions. The $10M Note provided for the repayment of principal plus a payment of $1.5 million (the “$1.5M Payment”) on the maturity date of January 31, 2020. Such payment was charged to interest expense over the life of the $10M Note.

As part of the $10M Note transaction, the Company issued three-year warrants to purchase 375,000 shares of common stock at an exercise price of $4.50 per share to the Noteholder. The fair value of these warrants on the issuance date of approximately $601,000 was recorded as a discount to the $10M Note. Approximately $523,000 of the warrant discount was amortized to interest expense in 2019, with the remainder in January 2020. Accordingly, the carrying value of the $10M Note approximated $9.9 million at December 31, 2019.

The Company entered into an amendment agreement with the Noteholder in February 2020, whereby the Company and MariMed Hemp issued an amended and restated promissory note maturing in June 2020 with a principal of $11,500,000 (the “$11.5M Note”), comprised of the $10.0 million principal and the $1.5M Payment (which the Company had accrued) of the $10M Note. The $11.5M Note bore interest at a rate of 15% per annum, requiring periodic interest payments and minimum amortization payments of $3,000,000 in the aggregate, which the Company paid.

The Company entered into a second amendment agreement with the Noteholder in June 2020, whereby (i) $352,000 of outstanding principal of the $11.5M Note was converted into 1,900,000 shares of the Company’s common stock (which did not result in an extinguishment loss as the conversion price was higher than the price of the Company’s common stock on the conversion date), and (ii) the Company and MariMed Hemp issued a second amended and restated promissory note with a principal of approximately $8.8 million (the “$8.8M Note”), comprised of the outstanding principal and unpaid interest balances of the $11.5M Note, plus a conversion fee of approximately $330,000. In addition, the Company issued three-year warrants to the Noteholder to purchase 750,000 shares of common stock at an exercise price of $0.50 per share. The fair value of these warrants on the issuance date of approximately $66,000 was recorded as a discount to the $8.8M Note. Accordingly, the carrying value of the $8.8M Note approximated $8.7 million at June 20, 2020.

The $8.8M Note bears interest at a rate of 15% per annum, matures in June 2022, and required a minimum amortization payment of $4,000,000 in July 2020, which the Company paid. The Company can prepay all, or a portion, of the outstanding principal and unpaid interest of the $8.8M Note, however if any prepayment is made prior to December 25, 2021, the Company shall be required to pay a prepayment premium equal to 10% of the principal amount being prepaid. The Noteholder has the right to require the redemption of up to $250,000 of principal and unpaid interest thereon per calendar month. Such monthly redemptions shall be paid in common stock if certain defined conditions of the $8.8M Note and of the Company’s common stock are met, or else in cash. The Noteholder has the option to convert the $8.8M Note, in whole or in part, into shares of the Company’s common stock at a conversion price of $0.30, subject to certain conversion limitations.

The $8.8M Note is secured by a first priority security interest in the assets of certain of the Company’s subsidiaries and brands, and a pledge of the Company’s ownership interest in certain of its subsidiaries. The $8.8M Note imposes certain covenants on the borrowers, all of which were complied with as of June 30, 2020.

In April 2019, MariMed Hemp issued a secured promissory note in the principal amount of $1,000,000 to an unaffiliated party. The proceeds of the note were used to finance a portion of the Seed Transactions as further discussed in Note 17 – Related Party Transactions. The note is secured by the collateral assignment of certain receivables from GenCanna and certain obligations of GenCanna to MariMed Hemp. The principal balance plus a payment of $180,000, initially due in December 2019, was extended to March 2020 in accordance with the terms of the note, requiring an additional payment of $30,000 (the “$30,000 Fee”). Prior to the extended due date, the parties agreed that the note would continue on a month-to-month basis bearing interest at a rate of 15% per annum. At June 30, 2020, the outstanding balance consisted of the $1,000,000 principal amount plus approximately $338,000 of accrued interest which included the $30,000 Fee.

In March 2019, the Company raised $6.0 million through the issuance of a secured promissory note (the “$6M Note”) to an unaffiliated party (the “Holding Party”) bearing interest at a rate of 13% per annum and a service fee of $900,000 (the “Service Fee”). The proceeds of the note were used to finance a portion of the Seed Transactions as further discussed in Note 17 – Related Party Transactions. The $6M Note is secured by the collateral assignment of certain receivables from and obligations of GenCanna to MariMed Hemp. The $6M Note’s initial maturity date of December 31, 2019 was extended to April 30, 2020 in accordance with its terms, with the Company paying an extension fee in December 2019 of $300,000 which was charged to interest expense.

The Company and the Holding Party entered into a note extension agreement in April 2020 (the “Extension Agreement”) pursuant to which (i) the $6M Note’s due date was extended to September 2020, and the $6.6M Note was modified to include unpaid accrued interest of $845,000 through the modification date and interest at a rate of 10% per annum, and (iii) a new convertible note in the amount of $900,000 (the “$900k Note”) was issued evidencing the Service Fee, and bearing interest at a rate of 12% per annum. The Company settled the $900k Note and accrued interest of $20,100 as of the June 30, 2020 maturity date via the payment in July 2020 of $460,050 in cash, representing one-half of the principal and accrued interest, and the issuance in June 2020 of 2,525,596 shares of the Company’s common stock, representing the other half of the principal and accrued interest.

In September 2018, the Company raised $3.0 million from the issuance of a secured promissory note to the Holding Party, bearing interest at a rate of 10% per annum (the “$3M Note”). The maturity date of the $3M Note, initially in March 2020, was extended for an additional six months in accordance with its terms, with the interest rate increasing to 12% per annum during the extension period. Pursuant to the Extension Agreement, the maturity date of the $3M Note was extended to December 2020. The Company may elect to prepay the $3M Note in whole or part without premium or penalty provided the Holding Party is given proper notice and the Company is not in default of the note agreement.

In consideration of the Extension Agreement, the Company (i) paid the Holding Party a fee of $50,000, (ii) extended the security interest in the Company’s properties in Maryland to secure each note held by the Holding Party, and (iii) granted the Holding Party certain security interests in equity interests held by the Company. Each of the notes held by the Holding Party provides for cross-default and imposes certain covenants on the Company, all of which were complied with as of June 30, 2020.

As part of $3M Note transaction, the Company issued three-year warrants to the lender’s designees to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The Company recorded a discount on the $3M Note of approximately $1,511,000 from the allocation of note proceeds to the warrants based on the fair value of such warrants on the issuance date. Approximately $882,000 of the warrant discount was amortized to interest expense during 2018, and the remaining $629,000 was amortized during 2019. Interest accrued on the $3M Note was paid monthly, and accordingly the carrying value of the $3M Note was $3.0 million on June 30, 2020 and December 31, 2019.

In addition to the above transactions, the Company raised $800,000 and $2,760,000 in the six months ended June 30, 2020 and December 31, 2019, respectively, from the issuance of promissory notes to accredited investors bearing interest at rates ranging from 6.5% to 18% per annum, and maturing in 2020 and 2021 (the “Third Party Notes”). Of these promissory note issuances, $100,000 was repaid in February 2020, and accordingly, $3,460,000 remained outstanding at June 30, 2020 with related accrued interest of approximately $307,000. In July 2020, the Company retired approximately $2.8 million of principal and interest of the Third Party Notes.

Debt Maturities

As of June 30, 2020, the aggregate scheduled maturities of the Company’s total debt outstanding, inclusive of the promissory notes and mortgages described within this Note 9 – Debt, and the convertible debentures described in the following Note 10 – Debentures Payable, were:

2020	$23,137,288
2021	12,023,285
2022	285,694
2023	304,912
2024	325,145
Thereafter	5,913,720
Total	41,990,044
Less discounts	(981,521)
$41,008,523

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

Issue Date	Maturity Date	Initial Principal	Interest Rate	Issue Discount	Warrant Discount	Ben. Conv. Feature	Converted To Common Stk.	Outstanding Principal
10/17/18	10/16/20	$5,000,000	6.0%	1.0%	$457,966	$1,554,389	$5,000,000	$-
11/07/18	11/06/20	5,000,000	6.0%	1.0%	599,867	4,015,515	5,000,000	-
05/08/19	05/07/21	5,000,000	6.0%	1.0%	783,701	2,537,235	1,200,000	3,800,000
06/28/19	06/27/21	2,500,000	0.0%	7.0%	145,022	847,745	1,000,000	1,500,000
08/20/19	08/19/21	2,500,000	0.0%	7.0%	219,333	850,489	2,500,000	-
02/21/20	02/20/21	1,000,000	6.5%	6.5%	28,021	379,183	-	1,000,000

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

The Company has the right to redeem all or a portion of the $21M Debentures, along with accrued and unpaid interest, at a 10% premium, provided that the Company first delivers advance written notice to the Holder of its intention to make a redemption, with the Holder allowed to effect certain conversions of the $21M Debentures during such notice period.

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

In conjunction with the issuance of the $21M Debentures, the Company issued the Holder three-year warrants to purchase an aggregate of 1,354,675 shares of the Company’s common stock at exercise prices ranging from $0.75 to $5.50 per share, of which warrants to purchase 180,000 shares of common stock at an exercise price of $0.75 were issued in the first six months ended June 30, 2020. The fair value of the warrants of approximately $2.2 million was recorded as a discount to the carrying amount of the $21M Debentures and amortized to interest expense over the respective term of the individual debentures comprising the $21M Debentures.

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

The Holder converted, in several transactions from November 2018 through June 2020, an aggregate of $14.7 million of principal and approximately $728,000 of accrued interest into 46,213,626 shares of common stock at conversion prices ranging from $0.11 to $3.06 per share. Of these conversions, an aggregate of $4.7 million of principal and approximately $317,000 of accrued interest was converted into 35,886,796 shares of common stock at exercise prices of $0.11 and $0.34 per share during the six months ended June 30, 2020.

All of the aforementioned conversions were performed in accordance with the terms of their respective convertible debenture agreements, and therefore the Company was not required to record a gain or loss on such conversions.

During the six month ended June 30, 2020 and 2019, amortization of the beneficial conversion features, after adjustment for the aforementioned conversions, approximated $2,170,000 and $2,282,000, respectively; amortization of the warrant discounts approximated $421,000 and $320,000 respectively; and the amortization of original issue discounts approximated $222,000 and $29,000, respectively. Additionally, accrued interest expense for such periods approximated $175,000 and $280,000, respectively.

At June 30, 2020, the aggregate outstanding principal balance of the $21M Debentures was $6.3 million. Also on such date, the unamortized balances of the beneficial conversion features, the warrant discounts, and original issue discounts were approximately $1,250,000, $424,000, and $150,000, respectively. Accordingly, at June 30, 2020, the carrying value of the $21M Debentures was approximately $4,477,000, all of which was current.

At December 31, 2019, the aggregate outstanding principal balance on the $21M Debentures was $10,000,000. Also on such date, the unamortized balances of the beneficial conversion features, the warrant discounts, and original issue discounts were approximately $3,041,000, $817,000, and $307,000, respectively. Accordingly, at December 31, 2019, the carrying value of the $21M Debentures was approximately $5,835,000, all of which was long term.

NOTE 11 – MEZZANINE EQUITY

Preferred Stock

In February 2020, the Company entered into an exchange agreement with two institutional shareholders (the “TIS Exchange Agreement”) whereby the Company (i) exchanged 4,908,333 shares of the Company’s common stock previously acquired by the two institutional shareholders for an equal number of shares of newly designated Series B convertible preferred stock, and (ii) issued two promissory notes in the aggregate principal amount of approximately $4.4 million in exchange for a loan in the same amount as previously discussed in Note 9 – Debt.

In connection with the TIS Exchange Agreement, the Company filed (i) a certificate of designation with respect to the rights and preferences of the Series B convertible preferred stock, and (ii) a certificate of elimination to return all shares of the Series A convertible preferred stock, of which no shares were issued or outstanding at the time of filing, to the status of authorized and unissued shares of undesignated preferred stock.

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

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

In February 2020, pursuant to the TIS Exchange Agreement, the 4,908,333 shares of common stock exchanged for shares of Series B convertible preferred stock were treated as an increase to treasury stock of $14,725,000 ($3.00 per share), and then immediately cancelled, thereby reducing treasury stock to zero, with corresponding reductions to common stock of approximately $5,000 (the par value of the exchanged common shares) and additional paid-in capital of approximately $14,720,000.

During the six months ended June 30, 2020, the Company issued 4,400,000 shares of common stock to settle approximately $699,000 of obligations. Based on the price of the Company’s common stock on the settlement date, the Company incurred a loss of approximately $45,000 which is reflected under Loss On Obligations Settled With Equity on the statement of operations. No such settlements occurred during the six months ended June 30, 2019.

During the six months ended June 30, 2020, the Company granted 64,478 shares of common stock to a current employee. The fair value of the shares of approximately $11,000 was charged to compensation expense during the period. At June 30, 2020, 34,171 of these shares were yet to be issued. During the six months ended June 30, 2019, there were no stock grants.

During the six months ended June 30, 2020 and 2019, the Company issued 3,236,857 and 97,136 shares of common stock, respectively, associated with previously issued subscriptions on common stock with a value of approximately $1,168,000 and $169,000, respectively.

During the six months ended June 30, 2019, the Company sold 799,995 shares of common stock at a price of $3.25 per share, resulting in total proceeds of $2,600,000. No common stock was sold during the six months ended June 30, 2020.

As previously disclosed in Note 3 – Acquisitions, the Company issued in 2019 (i) 1,000,000 shares of common stock in connection with the acquisition of the KPGs and Mari-IL, (ii) 1,000,000 shares of common stock as a good faith deposit on the Harvest acquisition, and (iii) 520,000 shares of common stock in connection with the acquisition of MediTaurus.

As previously disclosed in Note 4 – Investments, the Company issued 500,000 shares of common stock in 2019 to purchase a minority interest in Terrace, and 378,259 shares of common stock in 2018 to purchase a minority interest in MRSVP.

As previously disclosed in Note 9 – Debt, the Company issued 4,425,596 shares of common stock during the six months ended June 30, 2020 to retire approximately $812,000 of promissory notes (principal and accrued interest).

As previously disclosed in Note 10 – Debentures Payable, during the six months ended June 30, 2020, the holder of the $21M Debentures converted approximately $5.0 million of principal and interest into 35,886,796 shares of common stock. During the six months ended June 30, 2019, the holder of the $21M debentures converted approximately $2.6 million of principal and interest into 1,156,379 shares of common stock.

As further disclosed in Note 13 – Stock Options, during the six months ended June 30, 2019, 270,000 shares of common stock were issued in connection with the exercise of stock options. No stock options were exercised during the six months ended June 30, 2020.

As further disclosed in Note 14 – Warrants, during the six months ended June 30, 2019, warrants to purchase 666,104 shares of common stock were exercised. No warrants were exercised during the six months ended June 30, 2020.

Common Stock Issuance Obligations

At June 30, 2020, the Company was obligated to issue 34,171 shares of common stock, valued at approximately $5,000, in connection with a stock grant to a current employee. Such shares were subsequently issued in August 2020. At June 30, 2019, the Company was obligated to issue 752,260 shares of common stock, valued at approximately $2.1 million, in connection with the MediTaurus acquisition. Such shares were subsequently issued in December 2019.

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

An aggregate of 40,000,000 shares are reserved for delivery to participants and may be used for any type of award under the Incentive Plan. Shares actually delivered in connection with an award will be counted against such number of reserved shares. Shares will remain available for new awards if an award under the Incentive Plan expires, is forfeited, canceled, or otherwise terminated without delivery of shares or is settled in cash. Each award under the Incentive Plan is subject to the Company’s claw back policy in effect at the time of grant of the award.

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

NOTE 13 – STOCK OPTIONS

During the six months ended June 30, 2020, five-year options to purchase up to 564,500 common shares were issued to employees at an exercise price of $0.30 per share. The fair value of these options on grant date of approximately $67,000 will be charged to compensation expense over the vesting period, of which approximately $25,000 was charged during the six months ended June 30, 2020. No options were granted during the six months ended June 20, 2019.

During the six months ended June 30, 2020 and 2019, the charge to compensation expense for previously issued stock options which are being amortized over their vesting periods approximated $544,000 and $930,000, respectively.

During the six months ended June 30, 2019, options to purchase 270,000 shares of common stock were exercised at prices ranging from $0.26 to $0.77 per share. Of these exercised options, 220,000 were exercised on a cashless basis with the exercise prices paid via the surrender of 40,945 shares of common stock. No options were exercised during the six months ended June 30, 2020.

During the six months ended June 30, 2020, options to purchase 30,000 shares of common stock were forfeited, resulting in an aggregate reduction of amortization expense of approximately $19,000. No options were forfeited during the three months ended June 30, 2019.

Stock options outstanding and exercisable as of June 30, 2020 were:

Exercise Price	Shares Under Option		Remaining
per Share	Outstanding	Exercisable	Life in Years
$0.130	200,000	200,000	0.10
$0.140	550,000	550,000	0.50
$0.300	564,500	-	4.75
$0.330	50,000	50,000	0.69
$0.417	900,000	350,000	4.49
$0.450	125,000	125,000	1.26
$0.590	15,000	15,000	4.44
$0.630	300,000	300,000	1.50
$0.770	200,000	200,000	2.50
$0.900	50,000	50,000	2.87
$0.910	50,000	50,000	2.31
$0.950	50,000	30,000	2.50
$0.992	300,000	300,000	4.24
$1.000	170,000	75,000	4.34
$1.350	100,000	25,000	3.08
$1.950	500,000	125,000	3.00
$2.320	100,000	100,000	3.20
$2.450	2,000,000	2,000,000	2.48
$2.500	100,000	75,000	3.16
$2.650	200,000	150,000	3.24
$2.850	56,250	43,750	2.45
$2.850	100,000	75,000	3.45
$3.000	25,000	25,000	3.46
$3.725	100,000	100,000	3.44
	6,805,750	5,013,750

NOTE 14 – WARRANTS

During the six months ended June 30, 2020, in conjunction with the $21M Debentures previously disclosed in Note 10 – Debentures Payable, the Company issued three-year warrants to purchase 180,000 shares of common stock at an exercise price of $0.75 per share. The fair value of these warrants on the issuance date approximated $28,000, with approximately $3,000 of this amount amortized to interest expense during the period and the remainder to be amortized over the term of the respective debenture. Also during this period, as part of the $8.8M Note transaction previously disclosed in Note 9 – Debt, the Company issued three-year warrants to purchase 750,000 shares of common stock at an exercise price of $0.50 per share. The fair value of these warrants on the issuance date approximated $66,000, with approximately $1,000 of this amount amortized to interest expense during the period and the remainder to be amortized by the maturity date of the $8.8M Note.

During the six months ended June 30, 2019, in conjunction with the $21M Debentures previously disclosed in Note 10 – Debentures Payable, the Company issued three-year warrants to purchase 550,000 shares of common stock at an exercise price of $5.00 per share. The fair value of these warrants at issuance approximated $929,000, with approximately $57,000 of this amount amortized to interest expense during the period and the remainder amortized over the remaining term of the respective debentures. Also during this period, as part of the $10M Note transaction previously disclosed in Note 9 – Debt, the Company issued three-year warrants to purchase 375,000 shares of common stock at an exercise price of $4.50 per share. The fair value of these warrants at issuance approximated $601,000, with approximately $65,000 of this amount amortized to interest expense during the period and the remainder amortized by the maturity date of the $10M Note.

During the six months ended June 30, 2019, warrants to purchase 666,104 shares of common stock were exercised at exercise prices ranging from $0.12 to $1.75 per share, resulting in aggregate proceeds to the Company of approximately $602,000. No warrants were exercised during the six months ended June 30, 2020.

At June 30, 2020 and 2019, warrants to purchase 12,710,107 and 10,865,107 shares of common stock, respectively, were outstanding with exercise prices ranging from $0.16 to $5.50 per share in both periods.

NOTE 15 – REVENUES

For the six months ended June 30, 2020 and 2019, the Company’s revenues were comprised of the following major categories:

	Six Months Ended June 30,
	2020	2019
Real estate	$3,492,042	$3,442,024
Management	748,178	1,194,791
Supply procurement	818,900	1,906,399
Licensing	796,847	568,127
Product sales	11,219,880	1,880
Product sales from related party	-	22,014,879
Other	478	60,392
Total revenues	$17,076,325	$29,188,492

The amount under Product Sales From Related Party shown in the table above represents the total revenues from the seed transactions with GenCanna, which is further disclosed in Note 17 – Related Party Transactions. Excluding these revenues, for the six months ended June 30, 2020 and 2019, revenue from two clients represented 30% and 81%, respectively, of total revenues.

NOTE 16 – BAD DEBTS

At June 30, 2020 and 2019, the Company maintained reserves against bad debts of approximately $43.6 million and $250,000, respectively.

The June 30, 2020 reserves were primarily comprised of (i) an allowance against the accounts receivable balance due from GenCanna of approximately $29.0 million, following the commencement of GenCanna’s Chapter 11 proceedings as previously discussed in Note 4 – Investments, (ii) an allowance against the accounts receivable balance of approximately $10.4 million, and reserve against the working capital balance of approximately $1.5 million, due from Kind, in light of the current litigation between the Company and Kind as further discussed in Note 18 – Commitments and Contingencies, and (iii) an allowance against the accounts receivable balance of approximately $266,000, and a reserve against the working capital balance of approximately $1.9 million due from Harvest, based on the Company’s expectation of the negative impact of the COVID-19 pandemic on Harvest’s local economy.

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

All of the Company’s mortgages with Bank of New England, as disclosed in Note 9 – Debt and Note 19 – Subsequent Events, are personally guaranteed by the Company’s CEO and CFO.

In 2019, the Company granted five-year options to purchase up to 100,000 shares of common stock to each of the Company’s three independent board members at an exercise price of $0.99 per share. The aggregate fair value of these options of approximately $191,000 was fully amortized at March 31, 2020. No options were granted to related parties during the six months ended June 30, 2020.

In 2019, options to purchase 200,000 and 132,499 shares of common stock were exercised by the Company’s CEO and an independent board member, respectively, at weighted average exercise prices of $0.11 and $0.08 per share, respectively. The independent board member’s options were exercised on a cashless basis with the exercise prices paid via the surrender of 3,108 shares of common stock. No options were exercised by related parties during the six months ended June 30, 2020.

In 2019, options to purchase 117,501 shares of common stock were forfeited by board members. No options were forfeited by related parties during the six months ended June 30, 2020.

The Company’s current corporate offices are leased from a company owned by a related party under a 10-year lease that commenced August 2018 and contains a five-year extension option. During the six months ended June 30, 2020 and 2019, expenses incurred under this lease approximated $78,000 in both periods.

The balance of Due To Related Parties at June 30, 2020 and December 31, 2019 of approximately $1,391,000 and $1,455,000, respectively, were comprised of amounts owed of approximately (i) $515,000 and $420,000, respectively, to the Company’s CEO and CFO, (ii) $832,000 and $990,000, respectively, to companies partially owned by these officers, and (iii) $45,000 in both periods to a stockholder of the Company. Such amounts owed are not subject to repayment schedules.

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

The components of lease expense for the six months ended June 30, 2020 were as follows:

Operating lease cost	$492,228
Finance lease cost:
Amortization of right-of-use assets	$16,342
Interest on lease liabilities	4,033
Total finance lease cost	$512,603

The weighted average remaining lease term for operating leases is 8.9 years, and for the finance lease is 3.2 years. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was 7.5% for all leases.

Future minimum lease payments as of June 30, 2020 under all non-cancelable leases having an initial or remaining term of more than one year were:

	Operating Leases	Finance Lease
2020	$485,187	$19,206
2021	1,008,227	38,412
2022	949,535	27,123
2023	910,166	23,201
2024	835,411	3,229
Thereafter	4,267,635	-
Total lease payments	8,456,161	111,171
Less: imputed interest	(2,361,652)	(12,519)
	$6,094,509	$98,652

Terminated Employment Agreement

An employment agreement which commenced in 2012 with Thomas Kidrin, the former CEO of the Company, that provided Mr. Kidrin with salary, car allowances, stock options, life insurance, and other employee benefits, was terminated by the Company in 2017. At June 30, 2020 and December 31, 2019, the Company maintained an accrual of approximately $1,043,000 for any amounts that may be owed under this agreement, although the Company contends that such agreement is not valid and no amount is due.

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

On or about April 3, 2020, the Company filed its First Amended Counterclaim and Third Party Complaint in which additional claims were added and clarified, including breach of Lease and breach of the Licensing and Manufacturing Agreement (“LMA”) against Kind, along with other alternative claims and seeking damages. The Company believes that its claims for breach of contract with respect to the MOU, the MSA, the Lease, and the LMA, as well as its claims for unjust enrichment, promissory estoppel/detrimental reliance, and fraud in the inducement are meritorious. Further, the Company believes that Kind’s claims against the Company are without merit. The Company intends to aggressively prosecute and defend the action. The trial is currently scheduled to start on June 7, 2021.

NOTE 19 – SUBSEQUENT EVENTS

Mortgage Agreement

In July 2020, he Company refinanced the mortgage agreement secured by its Massachusetts real estate, replacing a mortgage with a remaining principal balance of approximately $4.8 million (the “Initial Mortgage”) with a $13.0 million mortgage bearing interest at a rate of 6.5% per annum that matures in August 2025 (the “Refinanced Mortgage”).

Retirement of Debt

In July 2020, as previously discussed in Note 9 – Debt, the Company (i) paid the Noteholder the required minimum amortization payment of $4.0 million pursuant to the terms of the $8.8M Note, (ii) settled half of the principal and accrued interest of the $900k Note with a cash payment of $460,050 to the Holding Party, and (iii) retired approximately $2.8 million of principal and interest of the Third Party Notes. All of these payments were made with the net proceeds from the Refinanced Mortgage.

Conversion of Debentures Payable

In July 2020, the holder of the $21M Debentures converted an aggregate of approximately $592,000 of principal and accrued interest into 5,183,134 shares of common stock at conversion prices of $0.11 and $0.12 per share.

Common Stock Issuance Obligations

In August 2020, the Company issued 34,171 shares of common stock in connection with the stock grant to a current employee previously disclosed in Note 12 – Stockholders’ Equity.

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

Overview

General

MariMed Inc. (the “Company”) is a multi-state operator in the cannabis industry. The Company is an expert in the development, operation, management, and optimization of facilities for the cultivation, production and dispensing of medicinal and recreational cannabis and cannabis infused products. To date, the Company has developed in excess of 300,000 square feet of state-of-the-art, regulatory-compliant facilities.

At the outset of the Company’s entrance into the cannabis industry, the Company provided advisory services and assistance to its clients in the procurement of state-issued cannabis licenses, leased its cannabis facilities to these newly-licensed clients, and provided industry-leading expertise and oversight in all aspects of their cannabis operations, as well as ongoing regulatory, accounting, human resources, and administrative services. Since this time, the Company successfully secured 19 cannabis licenses across six states—two in Delaware, five in Illinois, three in Maryland, and six in Massachusetts, two in Nevada, and one in Rhode Island.

The Company has demonstrated an excellent track record developing and operating licensed cannabis facilities, and implementing its proprietary operating procedures and industry best practices. In 2018, the Company commenced a strategic plan to transition from an advisory business that provides cannabis licensing, operational consulting and real estate services, to a direct owner of cannabis licenses and operator of seed-to-sale operations, dedicated to the improvement of health and wellness through the use of cannabinoids and cannabis products.

The Company’s strategic plan consists of the acquisition of its cannabis-licensed clients located in five states—Delaware, Illinois, Maryland, Massachusetts, and Nevada – and the consolidation of these entities under the MariMed banner. The Company has played a key role in the successes of these entities, from the securing of their cannabis licenses, to the development of facilities that are models of excellence, to providing operational and corporate guidance. Accordingly, the Company believes it is well suited to own these facilities and manage the continuing growth of their operations.

A goal in completing this transition is to present a simpler, more transparent financial picture to the investment community. Once the consolidation is complete, the Company’s financial statements will provide a clearer representation of the revenues, earnings, and other financial metrics that the Company is generating, and a reflection of the full breadth of the Company’s overall business.

To date, acquisitions of the licensed businesses in Massachusetts and Illinois have been state-approved and completed and establishes the Company as a fully integrated seed-to-sale multi-state operator, The acquisitions of the remaining entities located in Delaware, Maryland, and Nevada are at various stages of completion and subject to each state’s laws governing the ownership and transfer of cannabis licenses, which in the case of Delaware requires a modification of current cannabis ownership laws to permit for-profit ownership. However, the Company continues to develop additional revenue and business in these states and plans to leverage its success to expand into other markets where cannabis is and becomes legal.

The Company has also created its own brands of cannabis flower, concentrates, and precision-dosed products utilizing proprietary strains and formulations. These products are developed by the Company in cooperation with state-licensed facilities and operators who meet the Company’s strict standards, including all natural—not artificial or synthetic—ingredients. The Company licenses its product formulations only to knowledgeable manufacturing professionals who agree to adhere to the Company’s precise scientific formulations using its trademarked product recipes.

The Company’s branded products are licensed under brand names including Kalm Fusion™, Nature’s Heritage™, and Betty’s Eddies™, and are distributed in the form of dissolvable strips, tablets, powders, microwaveable popcorn, fruit chews, and with more varieties in development. The Company also has exclusive sublicensing rights in certain states to distribute the Binske® line of cannabis products crafted from premium artisan ingredients, the Healer™ line of medical full-spectrum tinctures, and the clinically tested medicinal cannabis strains developed in Israel by Tikun Olam™. The Company intends to continue licensing and distributing its brands as well as other top brands in the Company’s current markets and in partnerships in other states markets across the country where product sale is legal.

In anticipation of the growing demand for hemp-derived cannabidiol (“CBD”), the Company established a wholly owned subsidiary, MariMed Hemp Inc. (“MariMed Hemp”), to market and distribute hemp-derived CBD products across several vertical markets. Prior to this, as a means of expanding into the global CBD market, the Company acquired a majority interest of MediTaurus LLC (“MediTaurus”), an entity operating in the United States and Europe that has developed proprietary CBD formulations under its Florance™ brand.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The spread of the virus in the United States and the measures implemented to contain it—including business shutdowns, indoor capacity restrictions, social distancing, and diminished travel—have negatively impacted the economy and have created significant volatility and disruption in financial markets. Consequently, the Company’s expansion efforts and implementation of its strategic plan have been delayed. Additionally, while the cannabis industry has been deemed an essential business, and is not expected to suffer severe declines in revenue, the Company’s business, operations, financial condition, and liquidity have been adversely affected, as further discussed in the notes accompanying the financial statements and within this Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Continued disruption to the global economy may materially and adversely affect the future carrying values of certain of the Company’s assets, including inventories, accounts receivables, and intangibles, as well as negatively impact the Company’s ability to raise working capital to support its operations. The full extent to which COVID-19 and the measures to contain it will impact the Company’s business, operations financial condition, and liquidity will depend on the continued severity and duration of the COVID-19 outbreak and other future developments in response to the virus, all of which are highly uncertain at this time. As a result, the Company cannot predict the ultimate impact of COVID-19 on its operational and financial performance.

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

Licensing – The Company derives licensing revenue from the sale of its branded precision-dosed cannabis-infused products—such as Kalm Fusion™, Nature’s Heritage™, and Betty’s Eddies™—to regulated dispensaries throughout the country.

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

Product Sales – The Company’s direct sales of cannabis, hemp, and products derived from these plants are classified under this revenue category. In 2019, the Company commenced (i) the direct sale of acquired hemp seed inventory in the second quarter, and (ii) cannabis dispensary and wholesale operations of ARL in Massachusetts and the KPGs in Illinois in the fourth quarter. Future product sales are expected to include the distribution of Company-acquired and developed hemp-derived CBD product lines, and the Company’s planned cannabis-licensee acquisitions in Maryland, Nevada, and Delaware (upon this state’s amendment to permit for-profit ownership of cannabis entities).

Expenses

The Company classifies its expenses into three broad categories:

●	cost of revenues, which includes the direct costs associated with the generation of the Company’s revenues;

●	operating expenses, which include the sub-categories of personnel, marketing and promotion, general and administrative, and bad debts; and

●	non-operating income and expenses, which include the sub-categories of interest expense, interest income, equity in earnings of equity method investments, loss on obligations settled with equity, and changes in the fair value of non-consolidated investments.

Liquidity and Capital Resources

At June 30, 2020, the Company had cash and cash equivalents of approximately $2.3 million and negative working capital of approximately $21.5 million, compared to cash and cash equivalents of approximately $739,000 and negative working capital of approximately $29.3 million at December 31, 2019.

The large negative working capital balances were primarily the result of the issuance of promissory notes in the aggregate principal amount of $17.0 million in 2019 (the “Notes”) to fund the purchase of large quantities of top-grade hemp seeds at volume discounts which were then sold to GenCanna, a related party, at market rates (the “Seed Transactions”), coupled with the recording of a bad debt reserve, also in 2019, against the receivable balance from GenCanna arising from the Seed Transactions of approximately $29.0 million following GenCanna’s Chapter 11 proceedings. The Notes were amended in 2020 to extend their due dates, among other amended terms, with an aggregate principal amount of $13.0 million still outstanding as of June 30, 2020; and the approximate $29.0 million GenCanna receivable remained fully reserved as well. Please refer to the footnote disclosures accompanying the Company’s financial statements included in this report for further discussion of the Seed Transactions.

The negative working capital balances were also due to the recording in 2019 of a bad debt reserve against the receivable and working capital balances due from (i) Kind of approximately $11.2 million in the aggregate, in light of the current litigation between the Company and Kind described below, and (ii) Harvest of approximately $2.2 million in the aggregate, due to the anticipated effect on Harvest’s operations from a weakened local economy due to the COVID-19 pandemic. At June 30, 2020, the Kind reserves were increased to approximately $12.6 million, the Harvest reserves remained at approximately $2.2 million, and the Company recorded an additional reserve of $450,000 against certain aged receivable balances. Please refer to the footnote disclosures accompanying the Company’s financial statements included in this report for further discussion of bad debt reserves.

The approximate $1.6 million increase in cash and cash equivalents and approximate $7.8 million improvement in working capital from December 31, 2019 to June 30, 2020 were primarily attributable to approximately $4.4 million of proceeds from the exchange agreement consummated in February 2020, and $700,000 of proceeds from the issuance of a promissory note in April 2020, both such debt arrangements discussed in Note 9 – Debt of the Company’s financial statements, offset primarily by purchases of property and equipment. The improvement of negative working capital was also due to the aforementioned amendment of promissory notes, which resulted in a portion of such notes being classified as long term and therefore excluded from the calculation of working capital.

Prior to the filing of this report, the Company refinanced the mortgage agreement secured by its Massachusetts real estate, replacing a mortgage with a remaining principal balance of approximately $4.8 million (the “Initial Mortgage”) with a $13.0 million mortgage bearing interest at a rate of 6.5% per annum that matures in August 2025. After paying off the Initial Mortgage, the Company retired approximately $7.3 million of outstanding short-term debt that bore interest at a weighted-average rate of 15% per annum.

As of the filing date of this report, the Company the Company has hired an investment banking and advisory firm to explore additional opportunities to raise capital, although there is no assurance that a financing transaction will be consummated.

With respect to the Company’s consolidation plan, the operations of the acquired entities in Illinois and Massachusetts have started to generate considerable liquidity and working capital for the Company. Since their acquisition in October 2019, the KPGs in Illinois have generated in excess of $2.8 million of pretax income for the Company, which continues to exceed forecasts, in part due to the legalization of adult-use cannabis in January 2020. Additionally, the KPGs have added a third dispensary in Mt. Vernon which is finalizing requirements to begin operations. In Massachusetts, the cultivation and production facility acquired by the Company in December 2018 has ramped up its grow capabilities to full capacity. Additionally, the Massachusetts Cannabis Control Commission (the “MCCC”) has given the Company final approval for adult-use cannabis production and sales. The MCCC will perform one last inspection, which the Company expects will occur prior to the end of September 2020, in order for the Company to commence business in this state’s robust adult-use market.

In connection with the preparation of its financial statements for the six months ended June 30, 2020, the Company’s management evaluated the Company’s ability to continue as a going concern in accordance with ASU 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40), which requires an assessment of relevant conditions or events, considered in the aggregate, that are known or reasonably knowable by management on the issuance dates of the financial statements which indicate the probable likelihood that the Company will be unable to meet its obligations as they become due within one year after the issuance date of the financial statements.

As part of its evaluation, management assessed known events, trends, commitments, and uncertainties, which at the time included the status of the Company’s consolidation plan, the impact of the COVID-19 pandemic on its operations, developments concerning GenCanna’s bankruptcy proceedings, recent cannabis industry investment activity, price movements of public cannabis stock, actions and/or results of certain bellwether cannabis companies, the level of cannabis investor confidence, and changes to state laws governing recreational (adult-use) and medical cannabis.

In light of the aforementioned disclosures, among other factors reviewed as part of management’s evaluation, there is a substantial doubt that the Company will be able to continue as a going concern within one year after the issuance date of these financial statements.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2020 approximated $540,000, compared to net cash used in operating activities of approximately $22.1 million for the same period in 2019. The year-over-year improvement was primarily attributable to the higher inventory and related party receivable balances from the Seed Transactions, the intentional slowing of payments of trade accounts payable and other liabilities in 2020, and an increase in operating income in 2020 generated by the acquisition of the KPGs in Illinois and ARL in Massachusetts, offset by higher payments in 2020 to third parties and for operating leases.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 approximated $2.6 million, compared to approximately $5.4 million for the same period in 2019. The year-over-year improvement was due to investments in notes receivable from Atalo, Healer and MHWC in 2019. No such investments were made in 2020. The year-over-year improvement is also due to reduced property and equipment purchases in 2020.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 approximated $3.6 million, compared to approximately $26.9 million for the same period in 2019. In 2020, the Company raised approximately $7.1 million from debt financings, offset by $3.1 million of promissory note repayments, compared to debt and equity financings in 2019 of $24.3 million in the aggregate with no repayments of debt.

The proceeds from the aforementioned financings were used to execute on the Company’s strategy to become a fully integrated multistate operator of seed-to-sale cannabis operations, to continue the development of its regulated facilities, to grow its hemp operations, to expand its branded licensing business, and for working capital purposes.

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Total revenues for the three months ended June 30, 2020 were approximately $9.6 million compared to $25.7 million for the same period in 2019. The year-over-year variance was primarily attributable to revenues from GenCanna, a related party, of approximately $22.0 million generated from the Seed Transactions. Excluding these one-time Seed Transactions, core revenues for the three months ended June 30, 2020 grew to approximately $9.6 million, an increase of 162.7%, from approximately $3.7 million for the same period in 2019. The year-over-year increase of approximately $5.9 million was due to cannabis sales in 2020 of approximately $5.5 million from the KPGs in Illinois, acquired by the Company in October 2019, and approximately $1.8 million from ARL in Massachusetts, acquired by the Company in late 2018 and whose selling operations commenced in December 2019. These increases in cannabis sales were offset by decreases in procurement revenue and management fees charged to Kind, the Company’s cannabis-licensed client in Maryland, and against whom the Company is currently in litigation.

Cost of revenues were approximately $3.5 million for the three months ended June 30, 2020 from approximately $16.7 million for the same period in 2019. The year-over-year variance was primarily attributable to the cost of seeds sold to GenCanna of approximately $15.7 million incurred from the Seed Transactions. Excluding these one-time Seed Transactions, cost of revenues for the three months ended June 30, 2020 increased to approximately $3.5 million from approximately $1.0 million for the same period in 2019. As a percentage of revenue, these costs increased to 35.9% in 2020 from 27.6% in 2019, which is the result of Company’s transition from a cannabis advisory company to a multi-state operator of cannabis businesses, whereby the Company will generate less revenues from a rental income and management fees, which have minimal associated costs, to a vastly higher level of revenue from product sales, which have a relatively higher level of associated costs.

As a result of the foregoing, gross profit approximated $6.2 million, or 64.1% of total revenues, for the three months ended June 30, 2020 from approximately $8.9 million, or 34.8% of total revenues, for the same period a year ago. Excluding the Seed Transactions, gross profit increased to approximately $6.2 million for the three months ended June 30, 2020 from approximately $2.6 million for the same period a year ago, an increase of approximately $3.5 million or 132.5%.

Personnel expenses increased to approximately $1.2 million for the three months ended June 30, 2020 from approximately $825,000 for the same period a year ago. The increase was primarily due to the hiring of additional staff to support (i) higher levels of revenue, and (ii) the Company’s expansion into a direct owner and operator of seed-to-sale cannabis businesses. As a percentage of revenues excluding the Seed Transactions, personnel expenses dropped to 12.6% in 2020 compared to 22.6% in 2019.

Marketing and promotion costs decreased slightly to approximately $66,000 for the three months ended June 30, 2020 from approximately $76,000 for the same period a year ago. As a percentage of revenues excluding the Seed Transactions, these costs fell to 0.7% in 2020 from 2.1% in 2019 resulting from the Company’s reduced presence at industry conferences and tradeshows.

General and administrative costs decreased to approximately $2.3 million for the three months ended June 30, 2020 from approximately $2.7 million for the same period a year ago. This decrease is primarily due to the facility and other related costs that were absorbed into the inventory of the Company’s dispensary in Massachusetts in 2020.

During the three months ended June 30, 2020, the Company recorded an additional bad debt reserve of $450,000 to cover potential losses that would be incurred by the Company and its clients from the impact of COVID-19 and the measures enacted by local governments to reduce its spread.

As a result of the foregoing, the Company generated operating income of approximately $2.1 million for the three months ended June 30, 2020 compared to operating income of approximately $5.3 million for the same period a year ago. Excluding the Seed Transactions, the Company generated operating income of approximately $2.1 million for the three months ended June 30, 2020 and incurred an operating loss of approximately $929,000 for the same period in 2019, a positive swing of approximately $3.0 million.

Net non-operating expenses were approximately $3.2 million for the three months ended June 30, 2020 compared to net non-operating income of approximately $348,000 for the same period in 2019. The year-over-year change is primarily due to (i) the approximate $2.9 million received by the Company in 2019 from the settlement of the AgriMed matter discussed in Note 3 – Acquisitions of the Company’s financial statements, and (ii) declines in value of the Company’s investments in Chooze and MRSVP in 2020.

As a result of the foregoing, the Company incurred a net loss of approximately $1.1 million for the three months ended June 30, 2020. For the same period a year ago, after a tax provision of approximately $975,000, the Company generated net income of approximately $4.7 million, and excluding the Seed Transactions, incurred a net loss of approximately $581,000.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Total revenues for the six months ended June 30, 2020 were approximately $17.1 million compared to $29.2 million for the same period in 2019. The year-over-year variance was primarily attributable to revenues from GenCanna, a related party, of approximately $22.0 million generated from the Seed Transactions. Excluding these one-time Seed Transactions, core revenues for the six months ended June 30, 2020 grew to approximately $17.1 million, an increase of 138.0%, from approximately $7.2 million for the same period in 2019. The year-over-year increase of approximately $9.9 million was due to cannabis sales in 2020 of approximately $9.3 million from the KPGs in Illinois, acquired by the Company in October 2019, and approximately $2.3 million from ARL in Massachusetts, acquired by the Company in late 2018 and whose selling operations commenced in December 2019. These increases in cannabis sales were offset by decreases in procurement revenue and management fees charged to Kind, the Company’s cannabis-licensed client in Maryland, and against whom the Company is currently in litigation.

Cost of revenues were approximately $6.1 million for the six months ended June 30, 2020 from approximately $18.0 million for the same period in 2019. The year-over-year variance was primarily attributable to the cost of seeds sold to GenCanna of approximately $15.7 million incurred from the Seed Transactions. Excluding these one-time Seed Transactions, cost of revenues for the six months ended June 30, 2020 increased to approximately $6.1 million from approximately $2.3 million for the same period in 2019. As a percentage of total revenues, these costs increased to 35.4% in 2020 from 31.6% in 2019, which is the result of Company’s transition from a cannabis advisory company to a multi-state operator of cannabis businesses, whereby the Company will generate less revenues from a rental income and management fees, which have minimal associated costs, to a vastly higher level of revenue from product sales, which have a relatively higher level of associated costs.

As a result of the foregoing, gross profit approximated $11.0 million, or 64.6% of total revenues, for the six months ended June 30, 2020 from approximately $11.2 million, or 38.3% of total revenues, for the same period a year ago. Excluding the Seed Transactions, gross profit increased to approximately $11.0 million for the six months ended June 30, 2020 from approximately $4.9 million for the same period a year ago, an increase of approximately $6.1 million or 124.6%.

Personnel expenses increased to approximately $2.7 million for the six months ended June 30, 2020 from approximately $1.5 million for the same period a year ago. The increase was primarily due to the hiring of additional staff to support (i) higher levels of revenue, and (ii) the Company’s expansion into a direct owner and operator of seed-to-sale cannabis businesses. As a percentage of revenues excluding the Seed Transactions, personnel expenses dropped to 15.9% in 2020 compared to 20.9% in 2019.

Marketing and promotion costs decreased slightly to approximately $178,000 for the six months ended June 30, 2020 from approximately $195,000 for the same period a year ago. As a percentage of revenues excluding the Seed Transactions, these costs fell to 1.0% in 2020 from 2.7% in 2019 resulting from the Company’s reduced presence at industry conferences and tradeshows.

General and administrative costs increased to approximately $4.6 million for the six months ended June 30, 2020 from approximately $4.4 million for the same period a year ago. This slight increase is primarily due to higher facility costs on additional properties owned and in service in 2020. As a percentage of revenue excluding the Seed Sales, general and administrative costs decreased to 26.8% in 2020 from 60.7% in 2019, reflecting a more efficient use of the Company’s fixed overhead costs.

During the six months ended June 30, 2020, the Company recorded an additional bad debt reserve of $450,000 to cover potential losses that would be incurred by the Company and its clients from the impact of COVID-19 and the measures enacted by local governments to reduce its spread.

As a result of the foregoing, the Company generated operating income of approximately $3.1 million for the six months ended June 30, 2020, compared to operating income of approximately $5.1 million for the same period in 2019. Excluding the Seed Transactions, the Company generated operating income of approximately $3.1 million for the six months ended June 30, 2020, compared to an operating loss of approximately $1.1 million for the same period in 2019, resulting in a positive swing of approximately $4.2 million.

Net non-operating expenses were approximately $6.6 million for the six months ended June 30, 2020 compared to net non-operating income of approximately $649,000 for the same period in 2019. The year-over-year change is primarily due to (i) the approximate $2.9 million received by the Company in 2019 from the settlement of the AgriMed matter discussed in Note 3 – Acquisitions of the Company’s financial statements, (ii) declines in value of the Company’s investments in Terrace, Chooze and MRSVP in 2020, and (iii) an increase in interest expense due to higher levels of debt in 2020.

As a result of the foregoing, the Company incurred a net loss of approximately $3.5 million for the six months ended June 30, 2020. For the same period a year ago, after a tax provision of approximately $985,000, the Company generated net income of approximately $4.8 million, and excluding the Seed Transactions, incurred a net loss of approximately $493,000.

2020 Plans

During the remainder of 2020, the Company intends (subject to state and regulatory approvals) to complete the implementation of its aforementioned strategic plan as previously discussed. Progress made on the plan to date has established the Company as a fully integrated seed-to-sale multi-state cannabis operator

In addition, the Company’s focus has been and will continue to be on the following key areas:

1)	Increase production and wholesale revenue at its cultivation and production facility in New Bedford, MA. Co-locate adult-use at the currently medical dispensary in Middleboro, MA; Open two additional co-located dispensaries in Massachusetts.

2)	Continue to expand the Company’s Nature’s Heritage™ branded flower and popular infused-product brands such as Betty’s Eddies™, Kalm Fusion™, and Bourne Baked Goods™ into the robust Massachusetts medical and adult-use marketplace. Expand our exclusively licensed Tropizan® and Binske® brands.

3)	Increase sales and profits of the dispensaries in Anna and Harrisburg in Illinois—which legalized recreational adult-use of cannabis at the start of 2020, in addition to its continuing medical use cannabis program—and open the third dispensary in September and the fourth by the beginning of 2021.

4)	Increase sales and profits in Maryland and Delaware by adding over 100,000 square feet of new cannabis cultivation and processing facilities. Add more of the Company’s brands and expand marketing into these states.

5)	Drive licensing fees through the sale of branded products at the Company’s owned and managed facilities and with strategic partners into additional markets.

6)	Continue to build brands and distribution of CBD-infused products through the Company’s MariMed Hemp subsidiary.

No assurances can be given that any of these plans will come to fruition or that if implemented will necessarily yield positive results.

Subsequent Events

Please refer to Note 19 – Subsequent Events of the Company’s financial statements included in this report for a discussion of material events that occurred after the balance sheet date.

The issuance of the shares of common stock described in Note 19 – Subsequent Events of the Company’s financial statements were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act. A legend restricting the sale, transfer, or other disposition of these securities other than in compliance with the Securities Act was placed on the securities issued in the foregoing transactions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2020 and past fiscal year, we implemented significant measures to remediate the previously disclosed ineffectiveness of our internal control over financial reporting, which included an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel, and the lack of a formalized and complete set of policy and procedure documentation evidencing our system of internal controls over financial reporting. The remediation measures consisted of the engagement of accounting consultants as needed to provide expertise on specific areas of the accounting guidance, the continued hiring of individuals with appropriate experience in internal controls over financial reporting, and the modification of our accounting processes and enhancement to our financial controls, including the testing of such controls.

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 13, 2019, Kind Therapeutics USA Inc. (“Kind”) commenced an action in the Circuit Court for Washington County, MD captioned Kind Therapeutics USA, Inc. vs. MariMed, Inc., et al. (Case No. C-21-CV-19-000670) asserting claims against the Company, including breach of contract, breach of fiduciary duty, accounting, and unjust enrichment, and seeking declaratory judgment and damages in excess of $75,000. On November 15, 2019, the Company filed counterclaims against Kind and a third-party complaint against the Members of Kind (Jennifer DiPietro, Susan Zimmerman, and Sophia Leonard-Burns) and William Tham (the “Counterclaim”). The Counterclaim alleges breach of contract with respect to each of the Memorandum of Understanding (“MOU”) and the Management Agreement (“MSA”), unjust enrichment, promissory estoppel/detrimental reliance, and fraud in the inducement, and seeking a declaratory judgement that the MOU is an enforceable contract, specific performance of such contact, and the establishment of a constructive trust for the Company’s benefit. The Counterclaim also seeks damages. Both parties, MariMed (including MariMed Holdings MD, LLC and MariMed Advisors Inc.) and Kind, brought motions for a temporary restraining order and a preliminary injunction. By Opinion and Order entered on November 21, 2019, the Court denied both parties motions for a temporary restraining order. In its opinion, the Court specifically noted that, contrary to Kind’s allegations, the MSA and the 20-year lease agreement for Kind’s utilization of the Company’s cultivation and production facility (“Lease”) “appear to be independent, valid and enforceable contracts.” Each party’s preliminary injunction motion is currently pending before the Court. On or about April 3, 2020, the Company filed its First Amended Counterclaim and Third Party Complaint in which additional claims were added and clarified, including breach of Lease and breach of the Licensing and Manufacturing Agreement (“LMA”) against Kind, along with other alternative claims and seeking damages. The Company believes that its claims for breach of contract with respect to the MOU, the MSA, the Lease, and the LMA, as well as its claims for unjust enrichment, promissory estoppel/detrimental reliance, and fraud in the inducement are meritorious. Further, the Company believes that Kind’s claims against the Company are without merit. The Company intends to aggressively prosecute and defend the action. The trial is currently scheduled to start on June 7, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2020, the Company issued (i) 27,302,520 shares of common stock associated with debenture conversions, (ii) 4,425,596 shares of common stock to retire promissory notes, (iii) 4,400,000 shares of common stock to settle obligations, and (iv) 30,307 shares of commons stock related to an employee stock grant.

The issuance of the shares of common stock described above were deemed to be exempt from registration under the Securities Act in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act. A legend restricting the sale, transfer, or other disposition of these securities other than in compliance with the Securities Act was placed on the securities issued in the foregoing transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Amended Certificate of Incorporation of the Company (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020. (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020. (h)

3.2	By-Laws - Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP. (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC. (h)

4.1.3	Senior Secured Commercial Promissory Note, dated April 23, 2020, in the principal amount of $6,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC. (i)

4.1.4	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC. (i)

4.2	Second Amended and Restated Promissory Note, dated June 24, 2020, in the principal amount of $8,811,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC. (j)

4.3	Common Stock Purchase Warrant, dated of June 24, 2020, issued by MariMed Inc.to SYYM LLC. (k)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (a)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

10.7	Amended and Restated 2018 Stock Award and Incentive Plan. (d)

10.8	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea. (e)

10.9	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed, Inc. and MariMed Hemp, Inc., as co-borrowers. (g)

10.10	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (h)

10.11	Note Extension Agreement, dated April 23, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties. (i)

10.12	Amendment Agreement dated June 24, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers. (l)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

(a)	Incorporated by reference to the same numbered Exhibit filed with the from Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c)	Incorporated by reference to Current Report on Form 8-K filed on November 9, 2018.

(d)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019.

(e)	Incorporated by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019.

(f)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2020.

(g)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2020.

(h)	Incorporated by reference to Current Report on Form 8-K filed on February 27, 2020.

(i)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 28, 2020.

(j)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 30, 2020.

(k)	Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 30, 2020.

(l)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 30, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 10, 2020

MARIMED INC.

By:	/s/ Robert Fireman
Robert Fireman
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jon R. Levine
Jon R. Levine
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Amended Certificate of Incorporation of the Company (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020. (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020. (h)

3.2	By-Laws - Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP. (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC. (h)

4.1.3	Senior Secured Commercial Promissory Note, dated April 23, 2020, in the principal amount of $6,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC. (i)

4.1.4	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC. (i)

4.2	Second Amended and Restated Promissory Note, dated June 24, 2020, in the principal amount of $8,811,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC. (j)

4.3	Common Stock Purchase Warrant, dated of June 24, 2020, issued by MariMed Inc.to SYYM LLC. (k)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (a)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

10.7	Amended and Restated 2018 Stock Award and Incentive Plan. (d)

10.8	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea. (e)

10.9	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed, Inc. and MariMed Hemp, Inc., as co-borrowers. (g)

10.10	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (h)

10.11	Note Extension Agreement, dated April 23, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties. (i)

10.12	Amendment Agreement dated June 24, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers. (l)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

(a)	Incorporated by reference to the same numbered Exhibit filed with the Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c)	Incorporated by reference to Current Report on Form 8-K filed on November 9, 2018.

(d)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019.

(e)	Incorporated by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019.

(f)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2020.

(g)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2020.

(h)	Incorporated by reference to Current Report on Form 8-K filed on February 27, 2020.

(i)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 28, 2020.

(j)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 30, 2020.

(k)	Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 30, 2020.

(l)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 30, 2020.

