Form 10-Q
period 2020-09-30
MARIMED INC.
filed 2020-11-09
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2020

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

As of November 9, 2020, 300,416,773 shares of the registrant’s common stock were outstanding.

MariMed Inc.

MariMed Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,261,327	$738,688
Accounts receivable, net	4,077,902	1,669,139
Deferred rents receivable	1,968,500	1,796,825
Due from third parties, net	9,937	-
Notes receivable, current portion	540,319	311,149
Inventory	6,802,291	1,219,429
Investments	1,002,659	1,449,144
Other current assets	250,045	192,368
Total current assets	16,912,980	7,376,742

Property and equipment, net	45,507,577	42,792,369
Intangibles, net	2,311,181	2,364,042
Investments	1,085,528	1,324,661
Notes receivable, less current portion	1,084,671	1,639,496
Right-of-use assets under operating leases	5,381,761	5,787,423
Right-of-use assets under finance leases	86,591	111,103
Other assets	80,493	175,905
Total assets	$72,450,782	$61,571,741

Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$6,292,958	$4,719,069
Accrued expenses	3,111,373	5,395,996
Notes payable, current portion	8,512,590	23,112,742
Mortgages payable, current portion	1,379,541	223,888
Debentures payable, current portion	2,928,047	-
Operating lease liabilities, current portion	1,002,171	917,444
Finance lease liabilities, current portion	38,412	38,412
Due to related parties	1,233,008	1,454,713
Other current liabilities	1,505,008	858,176
Total current liabilities	26,003,108	36,720,440

Notes payable, less current portion	11,653,775	-
Mortgages payable, less current portion	14,864,810	7,112,842
Debentures payable, less current portion	-	5,835,212
Operating lease liabilities, less current portion	4,967,583	5,399,414
Finance lease liabilities, less current portion	52,439	75,413
Other liabilities	100,200	100,200
Total liabilities	57,641,915	55,243,521

Mezzanine equity:
Series B convertible preferred stock, $0.001 par value; 4,908,333 and zero shares authorized, issued and outstanding at September 30, 2020 and December 31, 2019, respectively	14,725,000	-

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; zero and 50,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; zero shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
No designation preferred stock, $0.001 par value; 45,091,667 and zero shares authorized at September 30, 2020 and December 31, 2019, respectively; zero shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized at September 30, 2020 and December 31, 2019; 289,729,854 and 228,408,024 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	289,730	228,408
Common stock subscribed but not issued; 33,319 and 3,236,857 shares at September 30, 2020 and December 31, 2019, respectively	5,365	1,168,074
Additional paid-in capital	109,115,215	112,245,730
Accumulated deficit	(108,737,141)	(106,760,527)
Noncontrolling interests	(589,302)	(553,465)
Total stockholders’ equity	83,867	6,328,220
Total liabilities, mezzanine equity, and stockholders’ equity	$72,450,782	$61,571,741

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$13,461,504	$4,209,328	$30,537,829	$11,382,942
Revenues from related party	-	7,014,371	-	29,029,249
Total revenues	13,461,504	11,223,699	30,537,829	40,412,191

Cost of revenues	4,781,677	6,523,283	10,831,763	24,523,626

Gross profit	8,679,827	4,700,416	19,706,066	15,888,565

Operating expenses:
Personnel	1,354,644	1,241,535	4,075,168	2,740,039
Marketing and promotion	103,327	91,562	281,329	286,521
General and administrative	2,931,684	2,394,692	7,515,721	6,752,168
Bad debts	892,029	-	1,342,029	-
Total operating expenses	5,281,684	3,727,789	13,214,247	9,778,728

Operating income	3,398,143	972,627	6,491,819	6,109,837

Non-operating income (expenses):
Interest expense	(1,921,312)	(4,516,576)	(7,581,648)	(9,076,583)
Interest income	34,818	79,016	121,712	425,770
Loss on obligations settled with equity	-	-	(44,678)	-
Equity in earnings of investments	51,511	(2,933,252)	18,553	(1,020,310)
Change in fair value of investments	217,374	-	(704,172)	-
Other	(84,708)	-	(84,708)	2,948,917
Total non-operating income (expenses), net	(1,702,317)	(7,370,812)	(8,274,941)	(6,722,206)

Income (loss) before income taxes	1,695,826	(6,398,185)	(1,783,122)	(612,369)
Provision for income taxes		901,477	-	1,886,072
Net income (loss)	$1,695,826	$(7,299,662)	$(1,783,122)	$(2,498,441)

Net income (loss) attributable to noncontrolling interests	$36,959	$99,021	$193,492	$246,367
Net income (loss) attributable to MariMed Inc.	$1,658,867	$(7,398,683)	$(1,976,614)	$(2,744,808)

Net income (loss) per share
Basic	$0.006	$(0.034)	$(0.008)	$(0.013)
Diluted	$0.005	$(0.034)	$(0.008)	$(0.013)

Weighted average common shares outstanding
Basic	281,535,212	217,417,326	254,387,761	214,274,342
Diluted	346,091,840	217,417,326	254,387,761	214,274,342

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2018	211,013,043	$211,013	97,136	$169,123	$87,180,165	$(25,575,808)	$(220,032)	$61,764,461
Sales of common stock	799,995	800	-	-	2,599,200	-	-	2,600,000
Issuance of subscribed shares	97,136	97	(97,136)	(169,123)	169,026	-	-	-
MediTaurus acquisition	-	-	752,260	2,080,000	-	-	1,200,000	3,280,000
Terrace investment	500,000	500	-	-	1,589,500	-	-	1,590,000
Harvest payment	1,000,000	1,000	-	-	(1,000)	-	-	-
Exercise of options	417,352	417	2,644,456	413,894	11,189	-	-	425,500
Exercise of warrants	686,104	686	-	-	611,756	-	-	612,442
Amortization of stock grants	108,820	109	-	-	193,601	-	-	193,710
Amortization of option grants	-	-	-	-	1,219,958	-	-	1,219,958
Amortization of stand-alone warrant issuances	-	-	-	-	139,015	-	-	139,015
Warrant discount on promissory notes	-	-	-	-	600,621	-	-	600,621
Warrant discount on debentures payable	-	-	-	-	1,148,056	-	-	1,148,056
Beneficial conversion feature on debentures	-	-	-	-	4,235,469	-	-	4,235,469
Conversion of debentures payable	3,591,523	3,592	3,206,816	2,464,438	5,391,253	-	-	7,859,283
Distributions	-	-	-	-	-	-	(376,993)	(376,993)
Net income (loss)	-	-	-	-	-	(2,744,808)	246,367	(2,498,441)
Balances at September 30, 2019	218,213,973	$218,214	6,603,532	$4,958,332	$105,087,809	$(28,320,616)	$849,342	$82,793,081

	Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2019	228,408,024	$228,408	3,236,857	$1,168,074	$112,245,730	$(106,760,527)	$(553,465)	6,328,220
Issuance of subscribed shares	3,236,857	3,237	(3,236,857)	(1,168,074)	1,164,837	-	-	-
Stock grants	64,478	64	33,319	5,365	10,665	-	-	16,094
Stock forfeiture	(40,000)	(40)	-	-	40	-	-	-
Amortization of option grants	-	-	-	-	707,003	-	-	707,003
Issuance of stand-alone warrants	-	-			2,179	-	-	2,179
Issuance of warrants attached to debt	-	-	-	-	638,927	-	-	638,927
Discount on debentures payable	-	-	-	-	28,021	-	-	28,021
Beneficial conversion feature on debentures payable	-	-	-	-	379,183	-	-	379,183
Conversion of debentures payable	54,143,232	54,144	-	-	7,111,897	-	-	7,166,041
Conversion of common stock to preferred stock	(4,908,333)	(4,908)	-	-	(14,720,092)	-	-	(14,725,000)
Conversion of promissory note	2,525,596	2,525	-	-	457,525	-	-	460,050
Extinguishment of promissory note	1,900,000	1,900	-	-	350,100	-	-	352,000
Common stock issued to settle obligations	4,400,000	4,400	-	-	739,200	-	-	743,600
Distributions	-	-	-	-	-	-	(229,329)	(229,329)
Net income (loss)	-	-	-	-	-	(1,976,614)	193,492	(1,783,122)
Balances at September 30, 2020	289,729,854	$289,730	33,319	$5,365	$109,115,215	$(108,737,141)	$(589,302)	$ $ 83,867)

The above statements do not show columns for Series A convertible preferred stock and no designation preferred stock as the balances were zero and there was no activity in the periods presented.

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss) attributable to MariMed Inc.	$(1,976,614)	$(2,744,808)
Net income (loss) attributable to noncontrolling interests	193,492	246,367
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,340,649	697,946
Asset write-off	84,708	-
Amortization of intangibles	307,861	154,167
Amortization of stock grants	16,094	193,710
Amortization of option grants	707,003	1,219,958
Amortization of stand-alone warrant issuances	2,179	139,016
Amortization of warrants attached to debt	631,895	1,836,892
Amortization of beneficial conversion feature	2,552,933	4,646,070
Amortization of original issue discount	286,353	107,256
Bad debt expense	1,342,029	-
Loss on obligations settled with equity	44,678	-
Equity in (earnings) losses of investments	(18,553)	1,020,310
Change in fair value of investments	704,172	-
Changes in operating assets and liabilities:
Accounts receivable, net	(3,750,792)	(4,788,303)
Accounts receivable from related party, net		(33,200,000)
Deferred rents receivable	(171,675)	53,461
Due from third parties	-	(174,516)
Inventory	(5,582,862)	(942,399)
Other current assets	(57,677)	7,154
Other assets	95,412	(262,981)
Accounts payable	2,272,810	(178,223)
Accrued expenses	1,872,692	3,339,325
Deferred rents payable	-	(105,901)
Operating lease payments	58,559	424,129
Finance lease interest payments	4,033	(1,824)
Unearned revenue from related party	-	4,170,750
Other current liabilities	646,832	197,943
Other liabilities	-	(238,000)
Net cash provided by (used in) operating activities	1,606,211	(24,182,501)

Cash flows from investing activities:
Purchase of property and equipment	(4,116,053)	(6,741,632)
Purchase of cannabis licenses	(255,000)	(150,000)
Investment in notes receivable	-	(2,030,000)
Interest on notes receivable	443,150	175,509
Acquisition	-	(655,804)
Due from related parties	-	119,781
Net cash used in investing activities	(3,927,903)	(9,282,146)

Cash flows from financing activities:
Issuance of common stock	-	2,600,000
Issuance of promissory notes	5,249,763	17,000,000
Repayments of promissory notes	(10,770,011)	-
Proceeds from issuance of debentures	935,000	9,600,000
Proceeds from mortgages	13,897,282	-
Payments on mortgages	(4,989,661)	(142,170)
Exercise of stock options	-	75,500
Exercise of warrants	-	612,442
Due to related parties	(221,705)	139,402
Finance lease principal payments	(27,008)	(11,167)
Distributions	(229,329)	(376,993)
Net cash provided by financing activities	3,844,331	29,497,014

Net change to cash and cash equivalents	1,522,639	(3,967,633)
Cash and cash equivalents at beginning of period	738,688	4,104,315
Cash and cash equivalents at end of period	$2,261,327	$136,682

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,236,464	$699,582
Cash paid for income taxes	$488,772	$88,150

Non-cash activities:
Conversions of debentures payable	$7,166,041	$7,859,283
Beneficial conversion feature on debentures payable	$379,183	$4,235,469
Discount on debentures payable	$28,021	$1,148,056
Issuance of common stock associated with subscriptions	$1,168,074	$169,123
Discount on promissory notes	$638,927	$600,621
Conversion of promissory notes	$460,050	$-
Extinguishment of promissory note	$352,000	$-
Common stock issued to settle obligations	$698,922	$-
Exchange of common stock to preferred stock	$14,725,000	$-
Conversion of accrued interest to promissory note	$3,908,654	$-
Conversion of debentures receivable to investment	$-	$30,000,000
Operating lease right-of-use assets and liabilities	$-	$7,142,150
Finance lease right-of-use assets and liabilities	$-	$134,193
Conversion of notes receivable to investment	$-	$257,687
Conversion of advances to notes receivable	$-	$855,913
MediTaurus acquisition	$-	$2,500,000
Terrace investment	$-	$1,590,000
Harvest payment	$-	$1,000
Exercise of stock options via the reduction of an obligation	$-	$350,000
Cashless exercise of stock options	$-	$1,762
Reclass of accrued interest from notes payable	$-	$127,450
Reclass of accrued interest from debentures payable	$-	$62,748

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MariMed Inc. (the “Company”) is a multi-state operator in the cannabis industry. The Company develops, operates, manages, and optimizes over 300,000 square feet of state-of-the-art, regulatory-compliant facilities for the cultivation, production and dispensing of medicinal and recreational cannabis. The Company also licenses its proprietary brands of cannabis and hemp-infused products, along with other top brands, in several domestic markets and overseas.

Upon its entry into the cannabis industry, the Company was an advisory firm that procured state-issued cannabis licenses on behalf of its clients, leased its cannabis facilities to these newly-licensed companies, and provided industry-leading expertise and oversight in all aspects of their cannabis operations. The Company also provided its clients with ongoing regulatory, accounting, real estate, human resources, and administrative services.

In 2018, the Company commenced a strategic plan to transition from a consulting business to a direct owner of cannabis licenses and operator of seed-to-sale operations. The Company’s strategic plan consists of the acquisition of its cannabis-licensed clients located in five states—Delaware, Illinois, Maryland, Massachusetts, and Nevada—and the consolidation of these entities under the MariMed banner.

A goal in completing this transition is to present a simpler, more transparent financial picture of the full breadth of the Company’s efforts, with a clearer representation of the revenues, earnings, and other financial metrics the Company has generated for its clients. The Company has played a key role in the successes of these entities, from the securing of their cannabis licenses, to the development of facilities that are models of excellence, to providing industry best practices and corporate guidance. Accordingly, the Company believes it is well suited to own these facilities and manage the continuing growth of their operations.

To date, acquisitions of the licensed businesses in Massachusetts and Illinois have been state-approved and completed, and establishes the Company as a fully integrated seed-to-sale multi-state operator. The acquisitions of the remaining entities located in Maryland, Nevada, and Delaware are at various stages of completion and subject to each state’s laws governing the ownership and transfer of cannabis licenses, which in the case of Delaware requires a modification of current cannabis ownership laws to permit for-profit ownership. Meanwhile, the Company continues to develop additional revenue and business in these states and plans to leverage its success to expand into other markets where cannabis is and becomes legal.

The Company has also created its own brands of cannabis flower, concentrates, and precision-dosed products utilizing proprietary strains and formulations. These products are developed by the Company in cooperation with state-licensed operators who meet the Company’s strict standards, including all natural—not artificial or synthetic—ingredients. The Company licenses its product formulations only to certified manufacturing professionals who adhere to the Company’s precise scientific formulations and trademarked product recipes.

The Company’s branded cannabis products are licensed under brand names including Kalm Fusion™, Nature’s Heritage™, and Betty’s Eddies™, and are distributed in the form of dissolvable strips, tablets, powders, microwaveable popcorn, fruit chews, and other varieties in development. The Company also has exclusive sublicensing rights in certain states to distribute the Binske® line of cannabis products crafted from premium artisan ingredients, the Healer™ line of medical full-spectrum tinctures, and the clinically-tested medicinal cannabis strains developed in Israel by global medical cannabis research pioneer Tikun Olam™. The Company’s hemp division distributes hemp-derived CBD products, including its Florance™ brand, in the US and abroad. The Company intends to continue licensing and distributing its brands, as well as other top brands, in the Company’s current markets and in additional legal markets worldwide.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The spread of the virus in the United States and the measures implemented to contain it—including business shutdowns, indoor capacity restrictions, social distancing, and diminished travel—have negatively impacted the economy and have created significant volatility and disruption in financial markets. Consequently, the Company’s expansion efforts and implementation of its strategic plan have been delayed. Additionally, while the cannabis industry has been deemed an essential business and is not expected to suffer severe declines in revenue, the Company’s business, operations, financial condition, and liquidity have been adversely affected, as further discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to the financial statements included in this report.

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

Going Concern

In connection with the preparation of its financial statements for the nine months ended September 30, 2020, the Company’s management evaluated the Company’s ability to continue as a going concern in accordance with ASU 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40), which requires an assessment of relevant conditions or events, considered in the aggregate, that are known or reasonably knowable by management on the issuance dates of the financial statements which indicate the probable likelihood that the Company will be unable to meet its obligations as they become due within one year after the issuance date of the financial statements.

As part of its evaluation, management assessed known events, trends, commitments, and uncertainties, which at the time included the status of the Company’s consolidation plan, the continuing impact of the COVID-19 pandemic on its operations, developments concerning GenCanna’s bankruptcy proceedings, recent cannabis industry investment activity, price movements of public cannabis stock, actions and/or results of certain bellwether cannabis companies, the level of cannabis investor confidence, and changes to state laws governing recreational (adult-use) and medical cannabis.

Management also reviewed certain key liquidity metrics of the Company, as further described below, as well as other factors in its evaluation, and determined that there currently exists a substantial doubt that the Company will be able to continue as a going concern within one year after the issuance date of these financial statements without additional funding or the continued profitability growth of its cannabis operations in Illinois and Massachusetts.

The Company produced the following improvements to key liquidity metrics during the reported period:

●	During the nine months ended September 30, 2020, the Company’s operating activities provided positive cash flow of approximately $1.6 million, compared to approximately $24.2 million of negative cash flow used by such activities during the same period of 2019, a positive swing of approximately $25.8 million.

●	At September 30, 2020, the Company’s negative working capital was approximately $9.1 million, a continued improvement from approximately $21.5 million at June 30, 2020 and approximately $29.3 million at December 31, 2019.

●	The Company successfully restructured the terms of its short-term promissory notes payable to approximately $8.5 million at September 30, 2020 from approximately $17.2 million at June 30, 2020 and $23.1 million at December 31, 2019.

For further discussion of the Company’s liquidity and capital resources, please refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for the period ended September 30, 2020.

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company maintained an allowance for doubtful accounts of approximately $40.5 million and $39.7 million at September 30, 2020 and December 31, 2019, respectively. Please refer to Note 16 – Bad Debts for further discussion on receivable reserves.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 606, Revenue from Contract with Customers, as amended by subsequently issued Accounting Standards Updates. This revenue standard requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to in exchange for those goods or services. The recognition of revenue is determined by performing the following consecutive steps:

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

The Company’s main sources of revenue are comprised of the following:

●

Product Sales – direct sales of cannabis and cannabis-infused products by the Company’s dispensary and wholesale operations in Massachusetts and Illinois, and direct sales of hemp and hemp-infused products by the Company’s hemp division. In 2019, this division participated in one-time sales of acquired hemp seed inventory, as further explained in Note 17 – Related Party Transactions. Future product sales are expected to include the Company’s planned cannabis-licensee acquisitions in Maryland, Nevada, and Delaware (upon this state’s amendment to permit for-profit ownership of cannabis entities). This revenue is recognized when products are delivered or at retail point-of-sale.

●	Real Estate – rental income and additional rental fees generated from leasing of the Company’s state-of-the-art, regulatory-compliant cannabis facilities to its cannabis-licensed clients. Rental income is generally a fixed amount per month that escalates over the respective lease term, while additional rental fees are based on a percentage of tenant revenues that exceed specified amounts.

●	Management – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production, and dispensary operations. Along with this oversight, the Company provides human resources, regulatory, marketing, and other corporate services. These fees are based on a percentage of such clients’ revenue, and are recognized after services have been performed.

●	Supply Procurement – the Company maintains volume discounts with top national vendors of cultivation and production resources, supplies, and equipment, which the Company acquires and resells to its clients or third parties within the cannabis industry. The Company recognizes this revenue after the delivery and acceptance of goods by the purchaser.

●	Licensing – revenue from the sale of precision-dosed, cannabis-infused products—such as Kalm Fusion™, Nature’s Heritage™, and Betty’s Eddies™—to regulated dispensaries throughout the United States and Puerto Rico. The recognition of this revenue occurs when the products are delivered.

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

Impairment analyses are based on management’s current plans, asset holding periods, and currently available market information. If these criteria change, the Company’s evaluation of impairment losses may be different and could have a material impact to the consolidated financial statements. For the nine months ended September 30, 2020 and 2019, based on the results of management’s analyses, there were no impairment losses.

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

The fair value of option and warrant issuances are determined using the Black-Scholes pricing model and employing several inputs such as the expected life of instrument, the exercise price, the expected risk-free interest rate, the expected dividend yield, the value of the Company’s common stock on issuance date, and the expected volatility of such common stock. The following table summarizes the range of inputs used by the Company during the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
Life of instrument	2.7 to 4.3 years	2.3 to 3.0 years
Volatility factors	1.059 to 1.180	1.059 to 1.106
Risk-free interest rates	0.26% to 1.30%	1.42% to 2.28%
Dividend yield	0%	0%

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the nine months ended September 30, 2020 and 2019.

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

At September 30, 2020 and 2019, there were 24,860,857 and 16,815,107, respectively, of potentially dilutive securities in the form of outstanding options and warrants. Also as of such dates, there were (i) $4.2 million and $11.1 million, respectively, of outstanding convertible debentures payable, (ii) 4,908,333 and zero shares, respectively, of Series B convertible preferred stock outstanding, and (iii) approximately $5.2 million and $350,000, respectively, of outstanding convertible promissory notes. All of these potentially dilutive securities are convertible into common stock based on either (i) a predetermined price, subject to adjustment, or (ii) the market value of common stock on or about the future conversion date.

For the three months ended September 30, 2020, all such potentially dilutive securities were convertible into approximately 64.6 million net shares of common stock, which were included in the number of weighted average common shares outstanding on a diluted basis, and in the calculation of diluted net income per share for this period as shown in the statement of operations. For the nine months ended September 30, 2020, and for the three and nine months ended Septembers 30, 2019, the potentially dilutive securities had an anti-dilutive effect on earnings per share, and in accordance with ASC 260, were excluded from the diluted net income per share calculations, resulting in identical basic and fully diluted net income per share for these periods.

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

The Harvest Foundation LLC

In August 2019, the Company entered into a purchase agreement to acquire 100% of the ownership interests of The Harvest Foundation LLC (“Harvest”), the Company’s cannabis-licensed client in the state of Nevada. The acquisition is conditioned upon legislative approval of the transaction. At this time, the state has paused the processing of cannabis license transfers, without indicating when it will resume. Upon the resumption of these activities and the ensuing approval by the state, this agreement will be consummated and the operations of Harvest will be consolidated into the Company’s financial statements.

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

Kind Therapeutics USA Inc.

In December 2018, the Company entered into a memorandum of understanding (the “MOU”) to acquire Kind Therapeutics USA Inc. (“Kind”), its client in Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis. The MOU provides for a total purchase price of $6.3 million in cash, 2,500,000 shares of the Company’s common stock, and other consideration. The acquisition is subject to the approval by the Maryland Medical Cannabis Commission, which approval can be applied for starting in March 2021.

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

NOTE 4 – INVESTMENTS

At September 30, 2020 and December 31, 2019, the Company’s investments were comprised of the following:

	September 30, 2020	December 31, 2019
Current investments:
Terrace Inc.	$1,002,659	$1,449,144
Total current investments	1,002,659	1,449,144

Non-current investments:
MembersRSVP LLC	1,085,528	1,066,975
Chooze Corp.	-	257,686
GenCanna Global Inc.	-	-
Iconic Ventures Inc.	-	-
Total non-current investments	1,085,528	1,324,661
Total investments	$2,088,187	$2,773,805

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

At September 30, 2020, the carrying amount of this investment approximated $1,003,000, based on its publicly traded stock price on such date, which required the Company to record a charge to net income of approximately $447,000 for the nine months then ended that is reflected under Change In Fair Value Of Investments on the statement of operations.

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

The investment is accounted under the equity method. During the nine months ended September 30, 2020 and 2019, the Company recorded earnings of approximately $19,000 and a charge of approximately $105,000, respectively, based on the Company’s equity in MRSVP’s net income and losses during such periods. Since the inception of the investment, the Company has recorded cumulative equity in net losses of approximately $130,000, reducing the carrying value of the investment to approximately $1,086,000 at September 30, 2020.

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

GenCanna Global Inc.

During 2018, in a series of transactions, the Company purchased $30 million of subordinated secured convertible debentures (the “GC Debentures”) of GenCanna. In February 2019, the Company converted the GC Debentures, plus unpaid accrued interest through the conversion date of approximately $229,000, into common stock of GenCanna equal to a 33.5% ownership interest in GenCanna on a fully diluted basis. Concurrent with the conversion, the Company’s CEO was appointed to GenCanna’s board and the Company was granted certain rights, including the rights of inspection, financial information, and participation in future security offerings of GenCanna. At conversion, the Company commenced accounting for this investment under the equity method.

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

Based on recent filings with the Bankruptcy Court, the GenCanna Debtors are proposing to file a liquidating plan of reorganization to collect various prepetition payments and commercial claims against third parties, liquidate the remaining assets of the GenCanna Debtors, and make payments to creditors. The Company and the unsecured creditors committee are exploring options, including litigation against MGG for lender liability, equitable subordination, and return of preference. In connection with this liquidation process, the Company has filed its proofs of claim for the $33.2 million of hemp seeds sold to GenCanna, which transaction is further discussed in Note 17 – Related Party Transactions.

Iconic Ventures Inc.

In December 2018, the Company purchased 2,500,000 shares of common stock of Iconic Ventures Inc. (“Iconic”), which equated to an ownership interest in Iconic of approximately 10%, for an aggregate cash payment of $500,000. Iconic has developed DabTabs™, a unique solution for cannabinoid vaporization. The Company has no board representation, nor does it have the ability to exert operational or financial control over the entity. In 2019, the Company wrote off the investment after an impairment review that considered the viability of the entity in light of the current economic climate.

Binske®

In July 2019, the Company entered into a licensing agreement for the exclusive manufacturing and distribution in several eastern U.S. states of the Binske® portfolio of products, a brand known for utilizing best-in-class proprietary strains and craft ingredients in its edibles, concentrates, vaporizers, and topicals. In consideration for the license and other rights, the Company agreed to pay a royalty of 10.0% to 12.5% of gross revenue, as defined, derived from the sale of Binske® products, subject to an annual minimum royalty. No gross revenue was generated as of September 30, 2020.

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

During the reporting periods, the Company leased to third parties the following owned properties:

●	Delaware – a 45,000 square foot facility purchased in September 2016 and developed into a cannabis cultivation, processing, and dispensary facility which is leased to a cannabis-licensed client occupying 100% of the space under a triple net lease that commenced in 2017 and expires in 2035.

●	Maryland – a 180,000 square foot former manufacturing facility purchased in January 2017 and developed by the Company into a cultivation and processing facility which is leased to a licensed cannabis client under a triple net lease that commenced in 2018 and expires in 2037.

●	Massachusetts – a 138,000 square foot industrial property of which approximately half of the available square footage is leased to a non-cannabis manufacturing company under a lease that commenced in 2017 and expires in 2022.

●	Illinois – two 3,400 square foot free-standing retail dispensaries in the cities of Anna and Harrisburg and leased to the KPGs, each under a 20-year lease that commenced in 2018. With the acquisition of the KPGs as disclosed in Note 3 – Acquisitions, this lease was eliminated upon the consolidation of the KPGs in October 2019. Accordingly, the rental receipts on such leases have been removed from the table of future minimum rental receipts below.

During the reporting periods, the Company subleased to a third party the following property:

●	Delaware – 4,000 square feet of retail space in a multi-use building which the Company developed into a cannabis dispensary and is subleased to its cannabis-licensed client under a under a triple net lease expiring in 2021 with a five-year option to extend.

As of September 30, 2020 and December 31, 2019, cumulative fixed rental receipts under such leases approximated $12.8 million and $9.5 million, respectively, compared to revenue recognized on a straight-line basis of approximately $14.8 million and $11.3 million. Accordingly, the deferred rents receivable balances at September 30, 2020 and December 31, 2019 approximated $2.0 million and $1.8 million, respectively.

Future minimum rental receipts for non-cancelable leases and subleases as of September 30, 2020 were:

2020	$1,130,989
2021	4,667,497
2022	4,590,656
2023	4,292,769
2024	4,348,027
Thereafter	43,995,612
Total	$63,025,550

NOTE 6 – NOTES RECEIVABLE

At September 30, 2020 and December 31, 2019, notes receivable were comprised of the following:

	September 30, 2020	December 31, 2019
First State Compassion Center	$484,240	$527,261
Healer LLC	885,871	846,985
High Fidelity Inc.	254,879	252,873
Maryland Health & Wellness Center Inc.	-	323,526
Atalo Holdings Inc.	-	-
Total notes receivable	1,624,990	1,950,645
Notes receivable, current portion	540,319	311,149
Notes receivable, less current portion	$1,084,671	$1,639,496

The Company loaned approximately $700,000 to First State Compassion Center, its Delaware cannabis-licensee client, during the period from October 2015 to April 2016. In May 2016, this client issued a 10-year promissory note, as subsequently amended, to the Company bearing interest at a rate of 12.5% per annum. The monthly payments of approximately $10,100 will continue through April 2026, at which time the note will become due. At September 30, 2020 and December 31, 2019, the current portion of this note was approximately $64,000 and $58,000, respectively, and is included in Notes Receivable, Current Portion on the respective balance sheets.

From August 2018 to June 2019, the Company loaned an aggregate of $800,000 to Healer LLC (“Healer”), an entity that provides cannabis education, dosage programs, and products developed by Dr. Dustin Sulak, an integrative medicine physician and nationally renowned cannabis practitioner. The loans bear interest at 6% per annum, with principal and interest payable on the maturity dates which are three years from the respective loan dates. At September 30, 2020, the current portion of this note approximated $221,000. No portion was current at December 31, 2019.

In August 2019, the Company loaned $250,000 to High Fidelity Inc., a company that owns and operates two seed-to sale medical marijuana facilities in the state of Vermont and produces its own line of CBD products. Prior to the note’s maturity in August 2020, the parties agreed to continue the note on a month-to-month basis, with interest-only monthly payments ongoing at the rate of 10% per annum.

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

From May 2019 to July 2019, the Company extended loans aggregating $980,000 to Atalo Holdings Inc. (“Atalo”), an agriculture and biotechnology firm specializing in research, development, and production of industrial hemp and hemp-derived CBD products. The loans initially bore interest at 6% per annum and matured in April 2020. The Company wrote off the entire carrying value of the Atalo note receivable balance as of December 2019, based upon the expectation that Atalo would be critically impacted by the COVID-19 pandemic. In 2020, Atalo filed for bankruptcy.

NOTE 7 – INVENTORY

At September 30, 2020 and December 31, 2019, inventory was comprised of approximately (i) $3.1 million and $395,000, respectively, of plants and other raw materials, (ii) $188,000 and $226,000, respectively, of CBD isolate and hemp extract, and (iii) $3.5 million and $599,000 of work-in-process and finished cannabis and CBD products.

NOTE 8 – PROPERTY AND EQUIPMENT

At September 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	September 30, 2020	December 31, 2019
Land	$3,988,810	$3,887,710
Buildings and building improvements	27,334,283	27,063,235
Tenant improvements	8,607,282	7,762,991
Furniture and fixtures	555,766	299,645
Machinery and equipment	4,490,186	4,086,691
Construction in progress	4,977,181	2,827,940
	49,953,508	45,928,212
Less: accumulated depreciation	(4,445,931)	(3,135,843)
Property and equipment, net	$45,507,577	$42,792,369

During the nine months ended September 30, 2020 and 2019, additions to property and equipment were approximately $4.1 million and $6.7 million, respectively.

Additions during the nine months ended September 30, 2020 consisted primarily of (i) the commencement of construction in Mt. Vernon, IL, and (ii) machinery and equipment purchases for facilities in Massachusetts, Maryland, Illinois, and Delaware. Additions during the nine months ended September 30, 2019 consisted primarily of (i) the commencement of construction in Milford, DE, (ii) the continued buildout of properties in Maryland and Massachusetts, and (iii) improvements to the Wilmington, DE and Las Vegas, NV properties.

During the nine months ended September 30, 2020, the Company disposed of an asset with a cost of approximately $91,000 and accumulated depreciation through the disposal date of approximately $6,000. The loss on disposal of approximately $85,000 is reflected in Other Non-Operating Expenses in the statement of operations at September 30, 2020. There were no disposals in 2019.

Depreciation expense for the nine months ended September 30, 2020 and 2019 approximated $1,341,000 and $698,000, respectively.

NOTE 9 – DEBT

Mortgages Payable

At September 30, 2020 and December 31, 2019, mortgage balances, including accrued but unpaid interest, were comprised of the following:

	September 30, 2020	December 31, 2019
Bank of New England – Massachusetts properties	$12,912,723	$4,825,226
Bank of New England – Delaware property	1,602,730	1,682,275
DuQuoin State Bank – Illinois properties	822,245	829,229
South Porte Bank – Illinois property	906,653	-
Total mortgages payable	16,244,351	7,336,730
Mortgages payable, current portion	(1,379,541)	(223,888)
Mortgages payable, less current portion	$14,864,810	$7,112,842

In November 2017, the Company entered into a 10-year mortgage agreement with Bank of New England in the amount of $4,895,000 (the “Initial Mortgage”) for the purchase of a 138,000 square foot industrial property in New Bedford, Massachusetts, within which the Company has built a 70,000 square foot cannabis cultivation and processing facility. Pursuant to the Initial Mortgage, the Company made monthly payments of (i) interest-only from the mortgage date through May 2019 at a rate equal to the prime rate plus 2%, with a floor of 6.25% per annum, and (ii) principal and interest payments from May 2019 to July 2020 at a rate equal to the prime rate on May 2, 2019 plus 2%, with a floor of 6.25% per annum. In July 2020, at which time the Initial Mortgage had a remaining principal balance of approximately $4.8 million, the parties consummated an amended and restated mortgage agreement, secured by the Company’s properties in New Bedford and Middleboro in the amount of $13.0 million bearing interest at a rate of 6.5% per annum that matures in August 2025 (the “Refinanced Mortgage”). Proceeds from the Refinanced Mortgage were used to pay down the Initial Mortgage and approximately $7.2 million of promissory notes as further described below. The outstanding principal balance of the Refinanced Mortgage approximated $12.9 million on September 30, 2020, of which approximately $330,000 was current. The outstanding principal balance of the Initial Mortgage approximated $4.8 million on December 31, 2019, of which approximately $94,000 was current.

The Company maintains another mortgage with Bank of New England for the 2016 purchase of a 45,070 square foot building in Wilmington, Delaware which was developed into a cannabis seed-to-sale facility and is currently leased to the Company’s cannabis-licensed client in that state. The mortgage matures in 2031 with monthly principal and interest payments at a rate of 5.25% per annum through September 2021, and thereafter the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25% per annum. At September 30, 2020 and December 31, 2019, the outstanding principal balance on this mortgage was approximately $1,603,000 and $1,682,000, respectively, of which approximately $112,000 and $105,000, respectively, was current.

In May 2016, the Company entered into a mortgage agreement with DuQuoin State Bank (“DSB”) for the purchase of two properties which the Company developed into two 3,400 square foot free-standing retail dispensaries in Illinois. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined by DSB’s executive committee. The mortgage was renewed in May 2020 at a rate of 6.75% per annum. At September 30, 2020 and December 31, 2019, the outstanding principal balance on this mortgage was approximately $822,000 and $829,000 respectively, of which approximately $31,000 and $24,000, respectively, was current.

In February 2020, the Company entered into a mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, IL. Pursuant to the mortgage agreement, the Company made interest-only monthly payments at a rate of 5.5% per annum through its initial maturity date in August 2020. At that time, the parties amended the mortgage agreement to extend the maturity date through November 2020, and requiring continuing monthly interest-only payments at 5.5% per annum.

Notes Payable

In February 2020, pursuant to an exchange agreement as further described in Note 11 – Mezzanine Equity, the Company issued two promissory notes in the aggregate principal amount of approximately $4.4 million, bearing interest at 16.5% per annum and maturing in August 2021 (the “$4.4M Notes”), in exchange for a loan in the same amount. The Company has the right to extend the maturity date through February 2022 upon payment of an extension fee equal to 2.5% of the principal amount of the loan. As of September 30, 2020, no principal payments were made on the $4.4M Notes and accrued interest through such date of approximately $439,000 was paid.

In June 2019, the Company and MariMed Hemp, its wholly-owned subsidiary, issued a secured promissory note in the principal amount of $10.0 million (the “$10M Note”) to an unaffiliated party (the “Noteholder”). The proceeds from the $10M Note were used to finance a portion of the purchases of hemp seed inventory that was sold to GenCanna (the “Seed Transactions”) as further discussed in Note 17 – Related Party Transactions. The $10M Note provided for the repayment of principal plus a payment of $1.5 million (the “$1.5M Payment”) on the maturity date of January 31, 2020. Such payment was charged to interest expense over the life of the $10M Note.

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

The Company entered into an amendment agreement with the Noteholder in February 2020, whereby the Company and MariMed Hemp issued an amended and restated promissory note maturing in June 2020 in the principal amount of $11,500,000 (the “$11.5M Note”), comprised of the principal amount of the $10M Note and the $1.5M Payment (which the Company had accrued). The $11.5M Note bore interest at a rate of 15% per annum, requiring periodic interest payments and minimum amortization payments of $3,000,000 in the aggregate, which the Company made.

The Company entered into a second amendment agreement with the Noteholder in June 2020, whereby (i) $352,000 of outstanding principal of the $11.5M Note was converted into 1,900,000 shares of the Company’s common stock (which did not result in an extinguishment loss as the conversion price was higher than the price of the Company’s common stock on the conversion date), and (ii) the Company and MariMed Hemp issued a second amended and restated promissory note in the principal amount of approximately $8.8 million (the “$8.8M Note”), comprised of the outstanding principal and unpaid interest balances of the $11.5M Note, plus an extension fee of approximately $330,000. In addition, the Company issued three-year warrants to the Noteholder to purchase 750,000 shares of common stock at an exercise price of $0.50 per share. The fair value of these warrants on the issuance date of approximately $66,000 was recorded as a discount to the $8.8M Note, to be amortized to interest expense over the life of the $8.8M Note.

The $8.8M Note bears interest at a rate of 15% per annum, matures in June 2022, and required a minimum amortization payment of $4,000,000 in July 2020, which the Company paid with a portion of proceeds of the Refinanced Mortgage. The Company can prepay all, or a portion, of the outstanding principal and unpaid interest of the $8.8M Note, however if any prepayment is made prior to December 25, 2021, the Company shall be required to pay a prepayment premium equal to 10% of the principal amount being prepaid. The Noteholder has the right to require the redemption of up to $250,000 of principal and unpaid interest thereon per calendar month. Such monthly redemptions shall be paid in common stock if certain defined conditions of the $8.8M Note and of the Company’s common stock are met, or else in cash. The Noteholder has the option to convert the $8.8M Note, in whole or in part, into shares of the Company’s common stock at a conversion price of $0.30, subject to certain conversion limitations.

The $8.8M Note is secured by a first priority security interest in the assets of certain of the Company’s subsidiaries and brands, and a pledge of the Company’s ownership interest in certain of its subsidiaries. The $8.8M Note imposes certain covenants on the borrowers, all of which were complied with as of September 30, 2020. On such date, the carrying value of the $8.8M note approximated $4.8 million.

In April 2019, MariMed Hemp issued a secured promissory note in the principal amount of $1,000,000 (the “$1M Note”) to an unaffiliated party. The proceeds of the $1M Note were used to finance a portion of the Seed Transactions as further discussed in Note 17 – Related Party Transactions. The $1M Note is secured by the collateral assignment of certain receivables from GenCanna and certain obligations of GenCanna to MariMed Hemp. The principal balance plus a payment of $180,000, initially due in December 2019, was extended to March 2020 in accordance with the terms of the $1M Note, requiring an additional payment of $30,000 (the “$30,000 Fee”). Prior to the extended due date, the parties agreed that the $1M Note would continue on a month-to-month basis bearing interest at a rate of 15% per annum. In September 2020, the Company paid down $500,000 of principal on the $1M Note. At September 30, 2020, the outstanding balance consisted of $500,000 of principal and approximately $403,000 of accrued interest which included the $30,000 Fee.

In March 2019, the Company raised $6.0 million through the issuance of a secured promissory note (the “$6M Note”) to an unaffiliated party (the “Holding Party”) bearing interest at a rate of 13% per annum and a service fee of $900,000 (the “Service Fee”). The proceeds of the note were used to finance a portion of the Seed Transactions as further discussed in Note 17 – Related Party Transactions. The $6M Note is secured by the collateral assignment of certain receivables from and obligations of GenCanna to MariMed Hemp. The $6M Note’s initial maturity date of December 31, 2019 was extended to April 30, 2020 in accordance with its terms, with the Company paying a $300,000 extension fee in December 2019 which was charged to interest expense.

The Company and the Holding Party entered into a note extension agreement in April 2020 (the “Initial Extension Agreement”) pursuant to which (i) the $6M Note’s due date was extended to September 2020, and the $6M Note was modified to include unpaid accrued interest of $845,000 through the modification date and interest at a rate of 10% per annum (the “$6.8M Note”), and (iii) a new convertible note in the amount of $900,000 (the “$900k Note”) was issued evidencing the Service Fee, bearing interest at a rate of 12% per annum. The Company satisfied the $900k Note and accrued interest of $20,100 in full as of the June 2020 maturity date by the payment in July 2020 of $460,050 in cash, representing one-half of the principal and accrued interest, and the issuance in June 2020 of 2,525,596 shares of the Company’s common stock, representing the other half of the principal and accrued interest.

In September 2018, the Company raised $3.0 million from the issuance of a secured promissory note to the Holding Party, bearing interest at a rate of 10% per annum (the “$3M Note”). The maturity date of the $3M Note, initially in March 2020, was extended for an additional six months in accordance with its terms, with the interest rate increasing to 12% per annum during the extension period. Pursuant to the Initial Extension Agreement, the maturity date of the $3M Note was extended to December 2020. The Company may elect to prepay the $3M Note in whole or part without premium or penalty provided the Holding Party is given proper notice and the Company is not in default of the note agreement.

In consideration of the Initial Extension Agreement, the Company (i) paid the Holding Party a fee of $50,000, (ii) extended the security interest in the Company’s properties in Maryland to secure each note held by the Holding Party, and (iii) granted the Holding Party certain security interests in equity interests held by the Company. Each of the notes held by the Holding Party provides for cross-default and imposes certain covenants on the Company, all of which were complied with as of September 30, 2020.

As part of the $3M Note transaction, the Company issued three-year warrants to the Holding Party’s designees to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The Company recorded a discount on the $3M Note of approximately $1,511,000 from the allocation of note proceeds to the warrants based on the fair value of such warrants on the issuance date. Approximately $882,000 of the warrant discount was amortized to interest expense during 2018, and the remaining $629,000 was amortized during 2019.

In October 2020, the Company and the Holding Party entered into a second note extension agreement effective September 30, 2020 (the “Second Extension Agreement”), whereby the Company (i) paid, in October 2020, $1 million of principal and all outstanding accrued interest of approximately $333,000 on the $6.8M Note; (ii) issued an amended and restated senior secured promissory note in the principal amount of $5,845,000 (the “$5.8M Note”) to replace the $6.8M Note; and (iii) amended and restated the $3M Note (the “New $3M Note”, and together with the $5.8M Note, the “Amended Notes”). At September 30, 2020, the $1 million of principal and approximately $333,000 of accrued interest on the $6.8M Note, both of which were paid in October 2020, were reflected in the current portion of outstanding notes payable and in accrued interest, respectively.

The Amended Notes bear interest at a rate of 12% per annum and mature in September 2022. If all principal and accrued interest on either or both of the Amended Notes are not paid on or prior to their respective maturity dates, the Holding Party shall have the right, exercisable in its sole discretion at any time from September 2022 through March 2023, to convert all or a portion of the principal and interest owed into shares of the Company’s common stock at a conversion price equal to the average closing price for the 20 consecutive trading days prior to the date of conversion. The $5.8M Note requires mandatory principal payments of $400,000 in February 2021, and $500,000 per quarter during the period from May 2021 to August 2022 (such quarterly payments amounting to $3.0 million in the aggregate). The $5.8M Note can be prepaid in whole or in part at any time without penalty. The New $3M Note can be prepaid in whole or in part without penalty only after the $5.8M Note has been fully repaid.

In consideration of the Second Extension Agreement, the Company (i) issued four-year warrants to the Holding Party’s designees to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share; (ii) paid the Holding Party a fee of $100,000; and (iii) extended the security interest in certain Company properties and the pledge of certain equity interests to secure the Amended Notes. The Company recorded a discount on the Amended Notes of approximately $573,000 based on the fair value of such warrants on the issuance date, of which approximately $1,000 was amortized as of the end of the quarter, and the remainder to be amortized over the life of the Amended Notes. Accordingly, the carrying value of the Amended Notes approximated $8.3 million at September 30, 2020, of which $1.4 million was current.

In addition to the above transactions, the Company raised $800,000 and $2,760,000 during the nine months ended September 30, 2020 and December 31, 2019, respectively, from the issuance of promissory notes to accredited investors bearing interest at rates ranging from 6.5% to 18% per annum, and maturing in 2020 and 2021 (the “Third Party Notes”). $2,800,000 of the Third Party Notes was repaid in 2020, and accordingly, $760,000 remained outstanding at September 30, 2020 with related accrued interest of approximately $48,000.

Debt Maturities

As of September 30, 2020, the aggregate scheduled maturities of the Company’s total debt outstanding, inclusive of the promissory notes and mortgages described within this Note 9 – Debt, and the convertible debentures described in the following Note 10 – Debentures Payable, were:

2020	$2,808,883
2021	11,024,306
2022	12,268,122
2023	544,571
2024	577,281
Thereafter	13,110,191
Total	40,333,354
Less discounts	(994,591)
$39,338,763

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

Issue Date	Maturity Date	Initial Principal	Interest Rate	Issue Discount	Warrant Discount	Ben. Conv. Feature	Converted To Common Stk.	Outstanding Principal
10/17/18	10/16/20	$5,000,000	6.0%	1.0%	$457,966	$1,554,389	$5,000,000	$-
11/07/18	11/06/20	5,000,000	6.0%	1.0%	599,867	4,015,515	5,000,000	-
05/08/19	05/07/21	5,000,000	6.0%	1.0%	783,701	2,537,235	3,250,000	1,750,000
06/28/19	06/27/21	2,500,000	0.0%	7.0%	145,022	847,745	1,050,000	1,450,000
08/20/19	08/19/21	2,500,000	0.0%	7.0%	219,333	850,489	2,500,000	-
02/21/20	02/20/21	1,000,000	6.5%	6.5%	28,021	379,183	-	1,000,000

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

In conjunction with the issuance of the $21M Debentures, the Company issued the Holder three-year warrants to purchase an aggregate of 1,354,675 shares of the Company’s common stock at exercise prices ranging from $0.75 to $5.50 per share, of which warrants to purchase 180,000 shares of common stock at an exercise price of $0.75 were issued in the nine months ended September 30, 2020. The fair value of the warrants of approximately $2.2 million was recorded as a discount to the carrying amount of the $21M Debentures and are amortized to interest expense over the respective term of the individual debentures comprising the $21M Debentures.

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

Pursuant to the terms of a registration rights agreement with the Holder, entered into concurrently with the SPA, the Company agreed to provide the Holder with certain registration rights with respect to any potential shares issued pursuant to the terms of the SPA and the $21M Debentures. An addendum to the SPA stipulates that the Holder has agreed not to undertake a conversion of all or a portion of the $21M Debentures that would require the Company to issue more shares than the amount of available authorized shares at the time of conversion, which amount of authorized shares shall not be less than the current authorized number of 500 million shares of common stock, thereby eliminating the requirement to bifurcate and account for the conversion feature of the $21M Debentures as a derivative.

The Holder converted, in several transactions from November 2018 through September 2020, an aggregate of $16.8 million of principal and approximately $768,000 of accrued interest into 64,470,063 shares of common stock at conversion prices ranging from $0.11 to $3.06 per share. Of these conversions, an aggregate of $6.8 million of principal and approximately $356,000 of accrued interest was converted into 54,143,232 shares of common stock at exercise prices of $0.11 and $0.34 per share during the nine months ended September 30, 2020.

All of the aforementioned conversions were performed in accordance with the terms of their respective convertible debenture agreements, and therefore the Company was not required to record a gain or loss on such conversions.

During the nine months ended September 30, 2020 and 2019, amortization of the beneficial conversion features, after adjustment for the aforementioned conversions, approximated $2,553,000 and $4,646,000, respectively; amortization of the warrant discounts approximated $545,000 and $913,000 respectively; and the amortization of original issue discounts approximated $267,000 and $107,000, respectively. Additionally, accrued interest expense for such periods approximated $234,000 and $421,000, respectively.

At September 30, 2020, the aggregate outstanding principal balance of the $21M Debentures was $4,200,000. Also on such date, the unamortized balances of the beneficial conversion features, the warrant discounts, and original issue discounts were approximately $867,000, $300,000, and $105,000, respectively. Accordingly, at September 30, 2020, the carrying value of the $21M Debentures was approximately $2,928,000, all of which was current.

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

NOTE 11 – MEZZANINE EQUITY

Preferred Stock

In February 2020, the Company entered into an exchange agreement with two institutional shareholders (the “TIS Exchange Agreement”) whereby the Company (i) exchanged 4,908,333 shares of the Company’s common stock previously acquired by the two institutional shareholders for an equal number of shares of newly designated Series B convertible preferred stock, and (ii) issued the $4.4M Notes previously discussed in Note 9 – Debt.

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

At any time on or prior to the six-year anniversary of the issuance date of the Series B convertible preferred stock, (i) the Series B Holders have the option to convert their shares of Series B convertible preferred stock into common stock at a conversion price of $3.00 per share, without the payment of additional consideration, and (ii) the Company has the option to convert all, but not less than all, shares of Series B convertible preferred stock into common stock at a conversion price of $3.00 if the daily volume weighted average price of common stock (the “VWAP”) exceeds $4.00 per share for at least twenty consecutive trading days prior to the date on which the Company gives notice of such conversion to the Series B Holders.

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

During the nine months ended September 30, 2020, the Company issued 4,400,000 shares of common stock to settle approximately $699,000 of obligations. Based on the price of the Company’s common stock on the settlement date, the Company incurred a loss of approximately $45,000 which is reflected under Loss On Obligations Settled With Equity on the statement of operations. No such settlements occurred during the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, the Company granted 97,797 shares of common stock to a current employee. The fair value of the shares of approximately $16,000 was charged to employee compensation during the period. At September 30, 2020, 33,319 of these shares were yet to be issued. During the nine months ended September 30, 2019, the Company granted 108,820 shares of common stock to current employees. The fair value of the shares of approximately $194,000 was charged to employee compensation during the period.

During the nine months ended September 30, 2020, 40,000 shares of common stock granted to an employee in 2019 were forfeited. The Company recorded these returned shares at par value. No common stock forfeitures occurred in 2019.

During the nine months ended September 30, 2020 and 2019, the Company issued 3,236,857 and 97,136 shares of common stock, respectively, associated with previously issued subscriptions on common stock with a value of approximately $1,168,000 and $169,000, respectively.

During the nine months ended September 30, 2019, the Company sold 799,995 shares of common stock at a price of $3.25 per share, resulting in total proceeds of $2,600,000. No common stock was sold during the nine months ended September 30, 2020.

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

As previously disclosed in Note 9 – Debt, the Company issued 4,425,596 shares of common stock during the nine months ended September 30, 2020 to retire approximately $812,000 of promissory notes (principal and accrued interest).

As previously disclosed in Note 10 – Debentures Payable, during the nine months ended September 30, 2020, the holder of the $21M Debentures converted approximately $7.2 million of principal and interest into 54,143,232 shares of common stock. During the nine months ended September 30, 2019, the holder of the $21M debentures converted approximately $7.9 million of principal and interest into 6,798,339 shares of common stock.

As further disclosed in Note 13 – Stock Options, during the nine months ended September 30, 2019, 417,352 shares of common stock were issued in connection with the exercise of stock options. No stock options were exercised during the nine months ended September 30, 2020.

As further disclosed in Note 14 – Warrants, during the nine months ended September 30, 2019, warrants to purchase 686,104 shares of common stock were exercised. No warrants were exercised during the nine months ended September 30, 2020.

Common Stock Issuance Obligations

At September 30, 2020, the Company was obligated to issue 33,319 shares of common stock, valued at approximately $5,000, in connection with a stock grant to a current employee. Such shares were subsequently issued in October 2020. At September 30, 2019, the Company was obligated to issue 6,603,532 shares of common stock, valued at approximately $5.0 million, in connection with the MediTaurus acquisition, stock option exercises, and debenture conversions. Such shares were subsequently issued in the fourth quarter of 2019.

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

NOTE 13 – STOCK OPTIONS

During the nine months ended September 30, 2020, the Company granted five-year options to purchase up to 1,064,500 shares of common stock at exercise prices of $0.15 and $0.30 per share. During the same period in 2019, the Company granted options to purchase up to 900,000 shares of common stock, expiring four and five years from their grant dates, at exercise prices ranging from $0.99 to $1.95 per share.

The fair values of the aforementioned options granted in 2020 and 2019 of approximately $117,000 and $876,000, respectively, are being amortized to compensation expense over their vesting periods, of which approximately $100,000 and $101,000 was amortized during the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2019, options to purchase 3,585,000 shares of common stock were exercised at prices ranging from $0.08 to $0.77 per share. Of these exercised options, 2,285,000 were exercised on a cashless basis with the exercise prices paid via the surrender of 523,192 shares of common stock. No options were exercised during the nine months ended September 30, 2020.

During the nine months ended September 30, 2020 and 2019, options to purchase 210,000 and 80,000 shares of common stock, respectively, were forfeited, resulting in an aggregate reduction of amortized compensation expense of approximately $208,000 and $170,000, respectively.

Stock options outstanding and exercisable as of September 30, 2020 were:

Exercise Price	Shares Under Option		Remaining
per Share	Outstanding	Exercisable	Life in Years
$0.130	200,000	200,000	0.01
$0.140	550,000	550,000	0.25
$0.149	500,000	500,000	5.25
$0.300	554,500	-	4.50
$0.330	50,000	50,000	0.44
$0.417	900,000	400,000	4.24
$0.450	125,000	125,000	1.01
$0.590	15,000	15,000	4.19
$0.630	300,000	300,000	1.25
$0.770	200,000	200,000	2.25
$0.900	50,000	50,000	2.62
$0.910	50,000	50,000	2.06
$0.950	50,000	30,000	2.25
$0.992	300,000	300,000	3.99
$1.000	125,000	75,000	4.09
$1.350	100,000	50,000	2.83
$1.950	375,000	250,000	2.75
$2.320	100,000	100,000	2.95
$2.450	2,000,000	2,000,000	2.23
$2.500	100,000	100,000	2.91
$2.650	200,000	200,000	2.98
$2.850	56,250	43,750	2.20
$2.850	100,000	75,000	3.20
$3.000	25,000	25,000	3.21
$3.725	100,000	100,000	3.19
	7,125,750	5,788,750

NOTE 14 – WARRANTS

During the nine months ended September 30, 2020, in conjunction with the $21M Debentures previously disclosed in Note 10 – Debentures Payable, the Company issued three-year warrants to purchase up to 180,000 shares of common stock at an exercise price of $0.75 per share. The fair value of these warrants on the issuance date approximated $28,000, with approximately $17,000 of this amount amortized to interest expense during the period and the remainder to be amortized over the term of the respective debentures.

Also during this period, as previously disclosed in Note 9 – Debt, (i) as part of the $8.8M Note transaction, the Company issued three-year warrants to purchase up to 750,000 shares of common stock at an exercise price of $0.50 per share, and (ii) in consideration of the Second Extension Agreement, the Company issued four-year warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The fair value of these warrants on their issuance dates approximated $639,000, with approximately $10,000 of this amount amortized to interest expense during the period and the remainder to be amortized by the maturity dates of the respective promissory notes.

During the nine months ended September 30, 2019, in conjunction with the $21M Debentures previously disclosed in Note 10 – Debentures Payable, the Company issued three-year warrants to purchase 850,000 shares of common stock at exercise prices of $3.00 and $5.00 per share. The fair value of these warrants at issuance approximated $1,148,000, with approximately $517,000 of this amount amortized to interest expense during the period and the remainder to be amortized over the remaining term of the respective debentures.

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

The Company also issued stand-alone warrants to purchase up to 25,000 and 125,000 shares of common stock during the nine months ended September 30, 2020 and 2019, respectively. The fair value of these warrants at issuance approximated $2,000 in 2020 and $139,000 in 2019, and were charged to compensation expense during the periods.

During the nine months ended September 30, 2019, warrants to purchase up to 686,104 shares of common stock were exercised at exercise prices ranging from $0.12 to $1.75 per share, resulting in aggregate proceeds to the Company of approximately $612,000. No warrants were exercised during the nine months ended September 30, 2020.

At September 30, 2020 and 2019, warrants to purchase up to 17,735,107 and 11,270,107 shares of common stock, respectively, were outstanding with exercise prices ranging from $0.15 to $5.50 per share in both periods.

NOTE 15 – REVENUES

The Company’s revenues were comprised of the following major categories:

	Nine Months Ended September 30,
	2020	2019
Product sales	21,992,298	60,839
Product sales from related party	-	29,029,249
Real estate	$5,065,538	$5,250,084
Management	1,081,562	1,963,205
Supply procurement	1,218,334	2,830,555
Licensing	1,179,113	1,230,366
Other	984	47,893
Total revenues	$30,537,829	$40,412,191

The amount under Product Sales From Related Party shown in the table above represents the total revenues from the seed transactions with GenCanna, which is further disclosed in Note 17 – Related Party Transactions. Excluding these revenues, for the nine months ended September 30, 2020 and 2019, revenue from two clients represented 24% and 82%, respectively, of total revenues.

NOTE 16 – BAD DEBTS

At September 30, 2020 and 2019, the Company maintained reserves against bad debts of approximately $44.3 million and $250,000, respectively.

The September 30, 2020 reserves were primarily comprised of (i) an allowance against the accounts receivable balance due from GenCanna of approximately $29.0 million, following the commencement of GenCanna’s Chapter 11 proceedings as previously discussed in Note 4 – Investments, (ii) an allowance against the accounts receivable balance of approximately $11.1 million, and reserve against the working capital balance of approximately $1.5 million, due from Kind, in light of the current litigation between the Company and Kind as further discussed in Note 18 – Commitments and Contingencies, and (iii) an allowance against the accounts receivable balance of approximately $314,000, and a reserve against the working capital balance of approximately $2.3 million due from Harvest, based on the Company’s expectation of the negative impact of the COVID-19 pandemic on Harvest’s local economy.

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

In 2019, the Company granted five-year options to purchase up to 100,000 shares of common stock to each of the Company’s three independent board members at an exercise price of $0.99 per share. The aggregate fair value of these options of approximately $191,000 was fully amortized at March 31, 2020. No options were granted to related parties during the nine months ended September 30, 2020.

In 2019, options to purchase 200,000 and 132,499 shares of common stock were exercised by the Company’s CEO and an independent board member, respectively, at weighted average exercise prices of $0.11 and $0.08 per share, respectively. The independent board member’s options were exercised on a cashless basis with the exercise prices paid via the surrender of 3,108 shares of common stock. No options were exercised by related parties during the nine months ended September 30, 2020.

In 2019, options to purchase 117,501 shares of common stock were forfeited by board members. No options were forfeited by related parties during the nine months ended September 30, 2020.

The Company’s current corporate offices are leased from a company owned by a related party under a 10-year lease that commenced August 2018 and contains a five-year extension option. During the nine months ended September 30, 2020 and 2019, expenses incurred under this lease approximated $117,000 in both periods.

The balance of Due To Related Parties at September 30, 2020 and December 31, 2019 of approximately $1,233,000 and $1,455,000, respectively, were comprised of amounts owed of approximately (i) $515,000 and $420,000, respectively, to the Company’s CEO and CFO, (ii) $673,000 and $990,000, respectively, to companies partially owned by these officers, and (iii) $45,000 in both periods to a stockholder of the Company. Such amounts owed are not subject to repayment schedules.

Both of the Company’s mortgages with Bank of New England discussed in Note 9 – Debt, as well as the mortgage with Commonwealth Real Estate Ventures LLC disclosed in Note 19 – Subsequent Events, are personally guaranteed by the Company’s CEO and CFO.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is the lessee under five operating leases and four finance leases. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance, and/or maintenance costs in addition to the rent payments.

The details of the Company’s operating lease agreements are as follows:

●	Delaware – 4,000 square feet of retail space in a multi-use building under a five-year lease that commenced in October 2016 and contains a five-year option to extend the term. The Company developed the space into a cannabis dispensary which is subleased to its cannabis-licensed client.

●	Delaware – a 100,000 square foot warehouse leased in March 2019 that the Company is developing into a cultivation and processing facility to be subleased to the same Delaware client. The lease term is 10 years, with an option to extend the term for three additional five-year periods.

●	Nevada – 10,000 square feet of an industrial building that the Company has built-out into a cannabis cultivation facility and plans to rent to its cannabis-licensed client under a sub-lease which will be coterminous with this lease expiring in 2024.

●	Massachusetts – 10,000 square feet of office space which the Company utilizes as its corporate offices under a 10-year lease with a related party expiring in 2028, with an option to extend the term for an additional five-year period.

●	Maryland – a 2,700 square foot 2-unit apartment under a lease that expires in July 2022 with an option to renew for a two-year term.

The Company leases machinery and office equipment under finance leases that expire in February 2022 through June 2024 with such terms being a major part of the economic useful life of the leased property.

The components of lease expense for the nine months ended September 30, 2020 were as follows:

Operating lease cost	$737,993

Finance lease cost:
Amortization of right-of-use assets	$24,512
Interest on lease liabilities	5,834
Total finance lease cost	$30,346

The weighted average remaining lease term for operating leases is 8.7 years, and for the finance lease is 3.0 years. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was 7.5% for all leases.

Future minimum lease payments as of September 30, 2020 under all non-cancelable leases having an initial or remaining term of more than one year were:

	Operating Leases	Finance Lease
2020	$246,937	$9,603
2021	1,008,227	38,412
2022	949,535	27,123
2023	910,166	23,201
2024	835,411	3,229
Thereafter	4,267,635	-
Total lease payments	8,217,911	101,568
Less: imputed interest	(2,248,157)	(10,718)
	$5,969,754	$90,850

Terminated Employment Agreement

An employment agreement which commenced in 2012 with Thomas Kidrin, the former CEO of the Company, that provided Mr. Kidrin with salary, car allowances, stock options, life insurance, and other employee benefits, was terminated by the Company in 2017. At September 30, 2020 and December 31, 2019, the Company maintained an accrual of approximately $1,043,000 for any amounts that may be owed under this agreement, although the Company contends that such agreement is not valid and that no amount is due.

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

On November 13, 2019, Kind Therapeutics USA Inc. (“Kind”) commenced an action in the Circuit Court for Washington County, MD captioned Kind Therapeutics USA, Inc. vs. MariMed, Inc., et al. (Case No. C-21-CV-19-000670) asserting claims against the Company, including breach of contract, breach of fiduciary duty, accounting, and unjust enrichment, and seeking declaratory judgment and damages in excess of $75,000. On November 15, 2019, the Company filed counterclaims against Kind and a third-party complaint against the Members of Kind (Jennifer DiPietro, Susan Zimmerman, and Sophia Leonard-Burns) and William Tham (the “Counterclaim”). The Counterclaim alleged breach of contract with respect to each of the MOU and the Management Agreement (the “MSA”), unjust enrichment, promissory estoppel/detrimental reliance, and fraud in the inducement, and seeking a declaratory judgement that the MOU is an enforceable contract, specific performance of such contact, and the establishment of a constructive trust for the Company’s benefit. The Counterclaim also seeks damages.

Both parties, MariMed (including MariMed Holdings MD, LLC and MariMed Advisors Inc.) and Kind, brought motions for a temporary restraining order and a preliminary injunction. By Opinion and Order entered on November 21, 2019, the Court denied both parties motions for a temporary restraining order. In its opinion, the Court specifically noted that, contrary to Kind’s allegations, the MSA and the 20-year lease agreement for Kind’s utilization of the Company’s cultivation and production facility (the “Lease”) “appear to be independent, valid and enforceable contracts.”

On or about April 3, 2020, the Company filed its First Amended Counterclaim and Third Party Complaint in which additional claims were added and clarified, including breach of Lease and breach of the Licensing and Manufacturing Agreement (the “LMA”) against Kind, along with other alternative claims and seeking damages. On August 11, 2020, the Company filed its Second Amended Counterclaim and Third Party Complaint in which additional clarifications were made and claims added for breach of fiduciary duty and breach of partnership. The Company believes that its claims for breach of contract with respect to the MOU, the MSA, the Lease, and the LMA, as well as all other claims are meritorious. Further, the Company believes that Kind’s claims against the Company are without merit. The Company intends to aggressively prosecute and defend the action. In light of this litigation, the Company has not recorded management fees charged to Kind of approximately $1.1 million for the nine months ended September 30, 2020. A hearing on the parties’ cross-motions for preliminary injunction was held on September 14 to 17, 2020 and November 2 and 4, 2020, and the Court’s ruling on the motions is pending. The trial is currently scheduled to start on June 7, 2021.

NOTE 19 – SUBSEQUENT EVENTS

Debentures Payable

In October 2020, the holder of the $21M Debentures converted an aggregate of approximately $1,259,000 of principal and accrued interest into 10,653,600 shares of common stock at conversion prices of $0.11 and $0.12 per share.

Notes Payable

In October 2020, as previously discussed in Note 9 – Debt, the Company and the Holding Party entered into the Second Extension Agreement whereby the Company (i) paid, in October 2020, $1 million of principal and all outstanding accrued interest of approximately $333,000 on the $6.8M Note, (ii) issued the $5.8M Note, which replaced the $6.8M Note, and the New $3M Note, both with maturity dates in September 2022.

Mortgage Agreement

In October 2020, the Company entered into a $1.3 million mortgage agreement with Commonwealth Real Estate Ventures LLC. The mortgage is secured by the Company’s properties in Illinois, and requires interest-only monthly payments at a rate of 15% per annum through its maturity date in October 2021. The mortgage contained an origination charge of 1% of the principal balance. Repayment of the mortgage is personally guaranteed by the Company’s CEO and CFO.

Common Stock Issuance Obligations

In October 2020, the Company issued 33,319 shares of common stock in connection with the stock grant to a current employee previously disclosed in Note 12 – Stockholders’ Equity.

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

Overview

General

MariMed Inc. (the “Company”) is a multi-state operator in the cannabis industry. The Company develops, operates, manages, and optimizes over 300,000 square feet of state-of-the-art, regulatory-compliant facilities for the cultivation, production and dispensing of medicinal and recreational cannabis. The Company also licenses its proprietary brands of cannabis and hemp-infused products, along with other top brands, in several domestic markets and overseas.

Upon its entry into the cannabis industry, the Company was an advisory firm that procured state-issued cannabis licenses on behalf of its clients, leased its cannabis facilities to these newly-licensed companies, and provided industry-leading expertise and oversight in all aspects of their cannabis operations. The Company also provided its clients with as ongoing regulatory, accounting, real estate, human resources, and administrative services.

In 2018, the Company commenced a strategic plan to transition from a consulting business to a direct owner of cannabis licenses and operator of seed-to-sale operations. The Company’s strategic plan consists of the acquisition of its cannabis-licensed clients located in five states—Delaware, Illinois, Maryland, Massachusetts, and Nevada—and the consolidation of these entities under the MariMed banner.

A goal in completing this transition is to present a simpler, more transparent financial picture of the full breadth of the Company’s efforts, with a clearer representation of the revenues, earnings, and other financial metrics the Company has generated for its clients. The Company has played a key role in the successes of these entities, from the securing of their cannabis licenses, to the development of facilities that are models of excellence, to providing operational and corporate guidance. Accordingly, the Company believes it is well suited to own these facilities and manage the continuing growth of their operations.

To date, acquisitions of the licensed businesses in Massachusetts and Illinois have been state-approved and completed and establishes the Company as a fully integrated seed-to-sale multi-state operator, The acquisitions of the remaining entities located in Maryland, Nevada, and Delaware are at various stages of completion and subject to each state’s laws governing the ownership and transfer of cannabis licenses, which in the case of Delaware requires a modification of current cannabis ownership laws to permit for-profit ownership. Meanwhile, the Company continues to develop additional revenue and business in these states and plans to leverage its success to expand into other markets where cannabis is and becomes legal.

The Company has also created its own brands of cannabis flower, concentrates, and precision-dosed products utilizing proprietary strains and formulations. These products are developed by the Company in cooperation with state-licensed operators who meet the Company’s strict standards, including all natural—not artificial or synthetic—ingredients. The Company licenses its product formulations only to certified manufacturing professionals who adhere to the Company’s precise scientific formulations and trademarked product recipes.

The Company’s branded cannabis products are licensed under brand names including Kalm Fusion™, Nature’s Heritage™, and Betty’s Eddies™, and are distributed in the form of dissolvable strips, tablets, powders, microwaveable popcorn, fruit chews, and other varieties in development. The Company also has exclusive sublicensing rights in certain states to distribute the Binske® line of cannabis products crafted from premium artisan ingredients, the Healer™ line of medical full-spectrum tinctures, and the clinically tested medicinal cannabis strains developed in Israel by global medical cannabis research pioneer Tikun Olam™. The Company’s hemp division distributes hemp-derived CBD products, including its Florance™ brand, in the US and abroad. The Company intends to continue licensing and distributing its brands as well as other top brands in the Company’s current markets and in additional legal markets worldwide.

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

Revenues

The Company’s revenues are currently comprised of the following primary categories:

●	Product Sales – direct sales of cannabis and cannabis-infused products by the Company’s dispensary and wholesale operations in Massachusetts and Illinois, and direct sales of hemp and hemp-infused products by the Company’s hemp division. In 2019, this division participated in one-time sales of acquired hemp seed inventory, as further explained below in the section entitled Liquidity and Capital Resources. Future product sales are expected to include the Company’s planned cannabis-licensee acquisitions in Maryland, Nevada, and Delaware (upon this state’s amendment to permit for-profit ownership of cannabis entities).

●	Real Estate – rental income and additional rental fees generated from leasing of the Company’s state-of-the-art, regulatory-compliant cannabis facilities to its cannabis-licensed clients.

●

Management – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production, and dispensary operations. Along with this oversight, the Company provides human resources, regulatory, marketing, and other corporate services.

●	Supply Procurement – the Company maintains volume discounts with top national vendors of cultivation and production resources, supplies, and equipment, which the Company acquires and resells to its clients or third parties within the cannabis industry.

●	Licensing – revenue from the sale of precision-dosed, cannabis-infused products—such as Kalm Fusion™, Nature’s Heritage™, and Betty’s Eddies™—to regulated dispensaries throughout the United States and Puerto Rico.

Expenses

The Company classifies its expenses into three broad categories:

●	cost of revenues, which includes the direct costs associated with the generation of the Company’s revenues;

●	operating expenses, which include the sub-categories of personnel, marketing and promotion, general and administrative, and bad debts; and

●	non-operating income and expenses, which include the sub-categories of interest expense, interest income, equity in earnings of equity method investments, loss on obligations settled with equity, and changes in the fair value of non-consolidated investments.

Liquidity and Capital Resources

At September 30, 2020, the Company had cash and cash equivalents of approximately $2.3 million and negative working capital of approximately $9.1 million, compared to cash and cash equivalents of approximately $739,000 and negative working capital of approximately $29.3 million at December 31, 2019.

The Company produced the following improvements to key liquidity metrics during the reported period:

●	During the nine months ended September 30, 2020, the Company’s operating activities provided positive cash flow of approximately $1.6 million, compared to approximately $24.2 million of negative cash flow used by such activities during the same period of 2019, a positive swing of approximately $25.8 million.

●	At September 30, 2020, the Company’s negative working capital was approximately $9.1 million, a continued improvement from approximately $21.5 million at June 30, 2020 and approximately $29.3 million at December 31, 2019.

●	The Company successfully restructured the terms of its short term promissory notes payable to approximately $8.5 million at September 30, 2020 from approximately $17.2 million at June 30, 2020 and $23.1 million at December 31, 2019.

The large negative working capital balance at December 31, 2019 was primarily caused by GenCanna’s bankruptcy proceeding under Chapter 11 initiated in early 2020, the details of which are disclosed in the footnotes accompanying the Company financial statements included in this report. Prior to the commencement of these bankruptcy proceedings, during the period March 2019 to June 2019, the Company raised $17.0 million via the issuance of promissory notes to three unaffiliated third parties (the “Seed Funding Notes”). The proceeds from the Seed Funding Notes were used to fund the purchase of large quantities of top-grade hemp seeds at volume discounts which were then sold to GenCanna at market rates (the “Seed Transactions”). The Seed Funding Notes were committed to be repaid by the end of calendar 2019 utilizing a portion of the approximate $29.0 million of revenue to be generated from the Seed Transactions. Upon the commencement of the GenCanna bankruptcy proceedings, the Company recorded a bad debt reserve at December 31, 2019 against the entire $29.0 million receivable balance from GenCanna.

Also contributing to the large negative working capital balance at December 31, 2019 were the additional bad debt reserves recorded by the Company on such date of $11.2 million against the working capital and receivable balances due from Kind, in light of the pending litigation between the Company and Kind, and $2.2 million against the working capital and receivable balances due from Harvest, based on the impact of the COVID-19 pandemic on Harvest’s operations.

During 2020, the Company (i) successfully extended the maturity dates of all of the Seed Funding Notes, (i) converted $802,000 of accrued interest on the Seed Funding Notes into shares of the Company’s common stock, and (iii) paid down $4,450,000 of principal and accrued interest of the Seed Funding Notes with proceeds from newly-issued long-term debt and cash generated from operations. These actions, coupled with the continuing growth and profitability of the Company’s cannabis operations in Illinois and Maryland, and offset by the continued reserves on amounts due from GenCanna, Kind, and Harvest, resulted in a negative working capital balance of $9.1 million at September 30, 2020, an improvement from December 31, 2019 of approximately $20.2 million.

The approximate $1.5 million increase in cash and cash equivalents from December 31, 2019 to September 30, 2020 was primarily attributable to the proceeds from the Refinanced Mortgage, the $4.4M Notes, the Third Party Notes, and the $1M Note as discussed in Note 9 – Debt of the Company’s financial statements, coupled with the continuing growth in profitability of the Company’s cannabis operations in Illinois and Massachusetts as explained below, offset primarily by the buildup of inventory balances and the purchase of property and equipment.

With respect to the Company’s consolidation plan, the operations of the acquired entities in Illinois and Massachusetts have started to generate considerable liquidity and working capital for the Company. Since their acquisition in October 2019, the KPGs in Illinois have generated in excess of $4.6 million of pretax income for the Company, which continues to exceed forecasts, in part due to the legalization of adult-use cannabis in this state in January 2020. Additionally, the KPGs added a third dispensary in Mt. Vernon which commenced operations in September 2020. In Massachusetts, the cultivation and production facility acquired by the Company in December 2018 has ramped up its grow capabilities to full capacity. Additionally, the Company received final approval for adult-use cannabis production and sales from the Massachusetts Cannabis Control Commission, and commenced business in this state’s robust adult-use market in September 2020.

In connection with the preparation of its financial statements for the nine months ended September 30, 2020, the Company’s management evaluated the Company’s ability to continue as a going concern in accordance with ASU 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40), which requires an assessment of relevant conditions or events, considered in the aggregate, that are known or reasonably knowable by management on the issuance dates of the financial statements which indicate the probable likelihood that the Company will be unable to meet its obligations as they become due within one year after the issuance date of the financial statements.

As part of its evaluation, management assessed known events, trends, commitments, and uncertainties, which at the time included the status of the Company’s consolidation plan, the continuing impact of the COVID-19 pandemic on its operations, developments concerning GenCanna’s bankruptcy proceedings, recent cannabis industry investment activity, price movements of public cannabis stock, actions and/or results of certain bellwether cannabis companies, the level of cannabis investor confidence, and changes to state laws governing recreational (adult-use) and medical cannabis.

Management also reviewed certain key liquidity metrics of the Company, as further described below, as well as other factors in its evaluation, and determined that there currently exists a substantial doubt that the Company will be able to continue as a going concern within one year after the issuance date of these financial statements without additional funding or the continued profitability growth of its cannabis operations in Illinois and Massachusetts.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2020 approximated $1.6 million, compared to net cash used in operating activities of approximately $24.2 million for the same period in 2019. The year-over-year improvement was primarily attributable to (i) the increase in cannabis-derived profits in 2020 generated by the acquisition of the KPGs in Illinois and ARL in Massachusetts, (ii) the intentional slowing of payments of trade accounts payable and other liabilities in 2020, and (iii) the large purchase of hemp seeds in 2019 as part of the Seed Transactions, offset by higher cannabis inventory in 2020.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 approximated $3.9 million, compared to approximately $9.3 million for the same period in 2019. The year-over-year decrease in the use of cash was due to the investments in Atalo, Healer, MHWC, and MediTaurus made in 2019. No similar investments were made in 2020. The year-over-year decrease is also due to reduced property and equipment purchases in 2020.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 approximated $3.8 million, compared to approximately $29.5 million for the same period in 2019. In 2020, the Company raised approximately $20.1 million from debt financings, offset by approximately $15.9 million of promissory note and mortgage repayments, compared to debt and equity financings in 2019 of $29.2 million in the aggregate with no repayments of debt.

The proceeds from the aforementioned financings were used to execute on the Company’s strategy to become a fully integrated multistate operator of seed-to-sale cannabis operations, to continue the development of its regulated facilities, to grow its hemp operations, to expand its branded licensing business, and for working capital purposes.

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Total revenues for the three months ended September 30, 2020 approximated $13.5 million compared to approximately $11.2 million for the same period in 2019, an increase of approximately $2.2 million or 19.9%. Excluding the Seed Transactions, core revenues for the three months ended September 30, 2020 grew to approximately $13.5 million from approximately $4.2 million for the same period in 2019, an increase of approximately $9.3 million or 219.8%. The year-over-year increase was due to aggregate cannabis sales during the quarter ended September 30, 2020 of approximately $10.8 million generated by the KPGs in Illinois, acquired by the Company in October 2019, and ARL in Massachusetts, acquired by the Company in late 2018 and whose selling operations commenced in December 2019. The cannabis sales were offset by decreases in procurement revenue and management fees charged to Kind, the Company’s cannabis-licensed client in Maryland, and with whom the Company is currently engaged in litigation.

Cost of revenues for the three months ended September 30, 2020 approximated $4.8 million compared to approximately $6.5 million for the same period in 2019, a decrease of approximately $1.7 million or 26.7%. The year-over-year variance was primarily attributable to the cost of seeds incurred by the Company during the quarter ended September 30, 2019 of approximately $5.0 million as part of the Seed Transactions. Excluding the Seed Transactions, cost of revenues for the three months ended September 30, 2020 increased to approximately $4.0 million from approximately $1.5 million for the same period in 2019. As a percentage of revenue, these costs remained relatively steady at 35.9% in 2020 and 35.9% in 2019, demonstrating the Company’s leveraging of its infrastructure to produce higher levels of revenue with minimal increases on cost of revenues.

As a result of the foregoing, gross profit approximated $8.7 million, or 64.5% of total revenues for the three months ended September 30, 2020, from approximately $4.7 million, or 41.9% of total revenues, for the same period a year ago. Excluding the Seed Transactions, gross profit increased to approximately $8.7 million for the three months ended September 30, 2020 from approximately $2.7 million for the same period a year ago, an increase of approximately $6.0 million or 221.5%.

Personnel expenses increased to approximately $1.4 million for the three months ended September 30, 2020 from approximately $1.2 million for the same period a year ago. The increase was primarily due to the hiring of additional staff to support (i) higher levels of revenue, and (ii) the Company’s expansion into a direct owner and operator of seed-to-sale cannabis businesses. As a percentage of revenues excluding the Seed Transactions, personnel expenses dropped significantly to 10.1% in 2020 from to 29.5% in 2019.

Marketing and promotion costs increased slightly to approximately $103,000 for the three months ended September 30, 2020 from approximately $92,000 for the same period a year ago. As a percentage of revenues excluding the Seed Transactions, these costs fell to 0.8% in 2020 from 2.2% in 2019.

General and administrative costs increased to approximately $2.9 million for the three months ended September 30, 2020 from approximately $2.4 million for the same period a year ago. This increase is primarily due to taxes paid on the Company’s cannabis operation, and increases in corporate insurance. As a percentage of revenues excluding the Seed Transactions, these costs fell significantly to 21.8% in 2020 from 56.9% in 2019

During the three months ended September 30, 2020, the Company recorded additional bad debt reserves of approximately $892,000 to cover potential losses that would be incurred by the Company from the impact of COVID-19 and the measures enacted by local governments to reduce its spread.

As a result of the foregoing, the Company generated operating income of approximately $3.4 million for the three months ended September 30, 2020 compared to approximately $973,000 for the same period a year ago. Excluding the Seed Transactions, the Company generated operating income of approximately $3.4 million for the three months ended September 30, 2020 compared to an operating loss of approximately $1.0 million for the same period in 2019, a positive swing of approximately $4.4 million.

Net non-operating expenses decreased to $1.7 million for the three months ended September 30, 2020 from approximately $7.4 million for the same period in 2019. The decrease is primarily due to (i) a charge in the third quarter of 2019 of approximately $2.9 million from the Company’s equity in GenCanna’s net loss (GenCanna was accounted for as an equity investment at such time), and (ii) a decrease in interest expense of approximately $2.6 million attributable to a lower amount of remaining beneficial conversion feature on the $21M Debentures that was amortized in 2020 compared to 2019.

As a result of the foregoing, the Company generated net income of approximately $1.7 million for the three months ended September 30, 2020. For the same period a year ago, after a tax provision of approximately $901,000, the Company incurred a net loss of approximately $7.3 million, and excluding the Seed Transactions, incurred a net loss of approximately $8.4 million.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Total revenues for the nine months ended September 30, 2020 approximated $30.5 million compared to $40.4 million for the same period in 2019. The year-over-year variance was primarily attributable to revenues of approximately $22.0 million generated from the Seed Transactions. Excluding the Seed Transactions, core revenues for the nine months ended September 30, 2020 grew to approximately $30.5 million from approximately $11.4 million for the same period in 2019, an increase of approximately $19.2 million or 168.3%. The year-over-year increase was due to aggregate cannabis sales in 2020 of approximately $22.0 million generated by the KPGs in Illinois, acquired by the Company in October 2019, and ARL in Massachusetts, acquired by the Company in late 2018 and whose selling operations commenced in December 2019. The cannabis sales were offset by decreases in procurement revenue and management fees charged to Kind, the Company’s cannabis-licensed client in Maryland, and with whom the Company is currently engaged in litigation.

Cost of revenues for the nine months ended September 30, 2020 approximated $10.8 million compared to approximately $24.5 million for the same period in 2019. The year-over-year variance was primarily attributable to the cost of seeds incurred by the Company of approximately $20.8 million as part of the Seed Transactions. Excluding the Seed Transactions, cost of revenues for the nine months ended September 30, 2020 increased to approximately $10.8 million from approximately $3.8 million for the same period in 2019. As a percentage of total revenues, these costs increased to 35.5% in 2020 from 33.2% in 2019, which is the result of Company’s transition from a cannabis advisory company to a multi-state operator of cannabis businesses, whereby the Company will generate less revenues from a rental income and management fees, which have minimal associated costs, to a vastly higher level of revenue from product sales, which have a relatively higher level of associated costs.

As a result of the foregoing, gross profit approximated $19.7 million, or 64.5% of total revenues, for the nine months ended September 30, 2020 from approximately $15.9 million, or 39.3% of total revenues, for the same period a year ago. Excluding the Seed Transactions, gross profit increased to approximately $19.7 million for the nine months ended September 30, 2020 from approximately $7.6 million for the same period a year ago, an increase of approximately $12.1 million or 159.0%.

Personnel expenses increased to approximately $4.1 million for the nine months ended September 30, 2020 from approximately $2.7 million for the same period a year ago. The increase was primarily due to the hiring of additional staff to support (i) higher levels of revenue, and (ii) the Company’s expansion into a direct owner and operator of seed-to-sale cannabis businesses. As a percentage of revenues excluding the Seed Transactions, personnel expenses dropped to 13.3% in 2020 from 24.1% in 2019.

Marketing and promotion costs decreased slightly to approximately $281,000 for the nine months ended September 30, 2020 from approximately $287,000 for the same period a year ago. As a percentage of revenues excluding the Seed Transactions, these costs fell to 0.9% in 2020 from 2.5% in 2019.

General and administrative costs increased to approximately $7.5 million for the nine months ended September 30, 2020 from approximately $6.8 million for the same period a year ago. The increase is primarily due to higher facility costs on additional properties owned and in service in 2020, higher depreciation expense on such properties, taxes paid on the Company’s cannabis operation, and increases in corporate insurance. As a percentage of revenue excluding the Seed Sales, general and administrative costs decreased significantly to 24.6% in 2020 from 59.3% in 2019, reflecting a more efficient use of the Company’s fixed overhead costs.

During the nine months ended September 30, 2020, the Company recorded an additional bad debt reserve of approximately $1.3 million to cover potential losses that would be incurred by the Company from the impact of COVID-19 and the measures enacted by local governments to reduce its spread.

As a result of the foregoing, the Company generated operating income of approximately $6.5 million for the nine months ended September 30, 2020 compared to approximately $6.1 million for the same period in 2019. Excluding the Seed Transactions, the Company generated operating income of approximately $6.5 million for the nine months ended September 30, 2020 compared to an operating loss of approximately $2.2 million for the same period in 2019, a positive swing of approximately $8.7 million.

Net non-operating expenses were approximately $8.3 million for the nine months ended September 30, 2020 compared to approximately $6.7 million for the same period in 2019. The increase is primarily due to the approximate $2.9 million received by the Company in 2019 from the settlement of the AgriMed matter discussed in Note 3 – Acquisitions of the Company’s financial statements, and declines in value of the Company’s investments in Terrace, Chooze and MRSVP in 2020, offset by a decrease interest expense.

As a result of the foregoing, the Company incurred a net loss of approximately $1.8 million for the nine months ended September 30, 2020. For the same period a year ago, after a tax provision of approximately $1.9 million, the Company incurred a net loss of approximately $2.5 million, and excluding the Seed Transactions, incurred a net loss of approximately $8.9 million.

2020 Plans

For the balance of 2020, the Company’s focus will continue to be on the following key areas:

1)	In Massachusetts, increase production and wholesale revenue at its cultivation and production facility in New Bedford, and drive revenues at the recently approved for adult-use dispensary in Middleboro.

2)	In Illinois, increase sales and profits of the dispensaries in Anna, Harrisburg and recently-opened Mt. Vernon.

3)	Continue to expand the Company’s Nature’s Heritage™ branded flower and popular infused-product brands, such as Betty’s Eddies™ and Kalm Fusion™, into the robust Massachusetts medical and adult-use marketplace.

4)	Continue to execute its aforementioned strategic plan.

No assurances can be given that any of these plans will come to fruition or that if implemented will necessarily yield positive results.

2021 Plan

For 2021, the Company’s focus will to be on the following key areas:

1)	Subject to the applicable state approvals, continue the execution of its aforementioned strategic plan.

2)	Identify and open two new dispensary locations in Massachusetts that can service both the medical and adult-use marketplaces.

3)	Identify and open a fourth dispensary location in Illinois.

4)	Increase sales and profits in Delaware by expanding cultivation and processing facilities, and opening a third dispensary.

5)	Complete the acquisition of Maryland and proceed with a plan to expand the cultivation and processing facilities as well as adding a dispensary location.

6)	Drive licensing fees through the expansion of the Company’s Nature’s Heritage™ branded flower and popular infused-product brands, such as Betty’s Eddies™ Kalm Fusion™, into the Company’s owned and managed facilities and with strategic partners into additional markets. Expand the exclusively licensed Tropizen® and Binske® brands.

No assurances can be given that any of these plans will come to fruition or that if implemented will necessarily yield positive results

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2020 and past fiscal year, we implemented significant measures to remediate the previously disclosed ineffectiveness of our internal control over financial reporting, which included an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel, and the lack of a formalized and complete set of policy and procedure documentation evidencing our system of internal controls over financial reporting. The remediation measures consisted of the engagement of accounting consultants as needed to provide expertise on specific areas of the accounting guidance, the continued hiring of individuals with appropriate experience in internal controls over financial reporting, and the modification of our accounting processes and enhancement to our financial controls, including the testing of such controls.

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 13, 2019, Kind Therapeutics USA Inc. (“Kind”) commenced an action in the Circuit Court for Washington County, MD captioned Kind Therapeutics USA, Inc. vs. MariMed, Inc., et al. (Case No. C-21-CV-19-000670) asserting claims against the Company, including breach of contract, breach of fiduciary duty, accounting, and unjust enrichment, and seeking declaratory judgment and damages in excess of $75,000. On November 15, 2019, the Company filed counterclaims against Kind and a third-party complaint against the Members of Kind (Jennifer DiPietro, Susan Zimmerman, and Sophia Leonard-Burns) and William Tham (the “Counterclaim”). The Counterclaim alleges breach of contract with respect to each of the Memorandum of Understanding (the “MOU”) and the Management Services Agreement (the “MSA”), unjust enrichment, promissory estoppel/detrimental reliance, and fraud in the inducement, and seeking a declaratory judgement that the MOU is an enforceable contract, specific performance of such contact, and the establishment of a constructive trust for the Company’s benefit. The Counterclaim also seeks damages. Both parties, MariMed (including MariMed Holdings MD, LLC and MariMed Advisors Inc.) and Kind, brought motions for a temporary restraining order and a preliminary injunction. By Opinion and Order entered on November 21, 2019, the Court denied both parties motions for a temporary restraining order. In its opinion, the Court specifically noted that, contrary to Kind’s allegations, the MSA and the 20-year lease agreement for Kind’s utilization of the Company’s cultivation and production facility (the “Lease”) “appear to be independent, valid and enforceable contracts.” On or about April 3, 2020, the Company filed its First Amended Counterclaim and Third Party Complaint in which additional claims were added and clarified, including breach of Lease and breach of the Licensing and Manufacturing Agreement (the “LMA”) against Kind, along with other alternative claims and seeking damages. On August 11, 2020, the Company filed its Second Amended Counterclaim and Third Party Complaint in which additional clarifications were made and claims added for breach of fiduciary duty and breach of partnership. The Company believes that its claims for breach of contract with respect to the MOU, the MSA, the Lease, and the LMA, as well as all other claims are meritorious. Further, the Company believes that Kind’s claims against the Company are without merit. The Company intends to aggressively prosecute and defend the action. A hearing on the parties’ cross-motions for preliminary injunction was held on September 14 to 17, 2020 and November 2 and 4, 2020, and the Court’s ruling on the motions is pending. The trial is currently scheduled to start on June 7, 2021.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world implemented measures to reduce the spread of the virus. The spread of COVID-19 in the United States and the measures to contain it have negatively impacted the economy and created significant volatility and disruption in financial markets. Business shutdowns in certain states in response to stay-at-home orders and related measures have temporarily eliminated certain customers’, principally non-medical use customers’, access to our managed dispensaries, adversely impacting sales during this restricted period. In addition, these restrictions and other disruptions caused by the pandemic have impacted our expansion, consolidation, and administrative functions. Further, the volatility in the financial markets and investor uncertainty has delayed and adversely impacted our ability to consummate debt and equity financings to raise working capital to support our operations and expansion plans. As a result, our business, operations, financial condition, and liquidity have been and may continue to be materially and adversely affected. Further, the disruption to the global economy and to our business, along with the decline in our stock price, may also negatively impact the future carrying values of certain assets, including inventories, accounts receivables, intangibles, and goodwill. The full extent to which COVID-19 and the measures to contain it will impact our business, operations financial condition, and liquidity will depend on the severity and duration of the COVID-19 outbreak and other future developments related to the response to the virus, all of which are highly uncertain. As a result, we cannot predict the ultimate impact of COVID-19 on the Company and its operational and financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2020, the Company issued 18,256,436 shares of common stock from the conversion of debentures, and 34,171 shares of common stock related to an employee stock grant.

The issuance of the shares of common stock described above were deemed to be exempt from registration under the Securities Act in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act. A legend restricting the sale, transfer, or other disposition of these securities other than in compliance with the Securities Act was placed on the securities issued in the foregoing transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Amended Certificate of Incorporation of the Company (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020. (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020. (h)

3.2	By-Laws - Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP. (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC. (h)

4.1.3	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC. (i)

4.2	Second Amended and Restated Promissory Note, dated June 24, 2020, in the principal amount of $8,811,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC. (j)

4.3	Common Stock Purchase Warrant, dated June 24, 2020, issued by MariMed Inc.to SYYM LLC. (k)

4.4	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $5,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC. (m)

4.5	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $3,000,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC. (m)

4.6	Common Stock Purchase Warrant, dated September 30, 2020, issued by MariMed Inc.to Best Buds Funding, LLC. and/or its designees. (m)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (o)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

10.7	Amended and Restated 2018 Stock Award and Incentive Plan. (d)

10.8	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea. (e)

10.9	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers. (g)

10.10	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (h)

10.11	Amendment Agreement dated June 24, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers. (l)

10.12

Note Extension Agreement, effective as of September 30, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties. (n)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer. *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer. *

32.1.	Section 1350 Certifications of Chief Executive Officer. **

32.2.	Section 1350 Certifications of Chief Financial Officer. **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

(a)	Incorporated by reference to the same numbered Exhibit filed with the Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c)	Incorporated by reference to Current Report on Form 8-K filed on November 9, 2018.

(d)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019.

(e)	Incorporated by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019.

(f)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2020.

(g)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2020.

(h)	Incorporated by reference to Current Report on Form 8-K filed on February 27, 2020.

(i)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 28, 2020.

(j)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 30, 2020.

(k)	Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 30, 2020.

(l)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 30, 2020.

(m)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on October 26, 2020.

(n)	Incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed on October 26, 2020.

(o)	Incorporated by reference to the same numbered Exhibit filed with the Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 29, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 9, 2020

MARIMED INC.

By:	/s/ Robert Fireman
Robert Fireman
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jon R. Levine
Jon R. Levine
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Amended Certificate of Incorporation of the Company (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020. (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020. (h)

3.2	By-Laws - Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP. (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC. (h)

4.1.3	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC. (i)

4.2	Second Amended and Restated Promissory Note, dated June 24, 2020, in the principal amount of $8,811,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC. (j)

4.3	Common Stock Purchase Warrant, dated June 24, 2020, issued by MariMed Inc.to SYYM LLC. (k)

4.4	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $5,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC. (m)

4.5	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $3,000,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC. (m)

4.6	Common Stock Purchase Warrant, dated September 30, 2020, issued by MariMed Inc.to Best Buds Funding, LLC. and/or its designees. (m)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (o)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

10.7	Amended and Restated 2018 Stock Award and Incentive Plan. (d)

10.8	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea. (e)

10.9	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed, Inc. and MariMed Hemp, Inc., as co-borrowers. (g)

10.10	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (h)

10.11	Amendment Agreement dated June 24, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers. (l)

10.12

Note Extension Agreement, effective as of September 30, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties. (n)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer. *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer. *

32.1.	Section 1350 Certifications of Chief Executive Officer. **

32.2.	Section 1350 Certifications of Chief Financial Officer. **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

(a)	Incorporated by reference to the same numbered Exhibit filed with the Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c)	Incorporated by reference to Current Report on Form 8-K filed on November 9, 2018.

(d)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019.

(e)	Incorporated by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019.

(f)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2020.

(g)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2020.

(h)	Incorporated by reference to Current Report on Form 8-K filed on February 27, 2020.

(i)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 28, 2020.

(j)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 30, 2020.

(k)	Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 30, 2020.

(l)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 30, 2020.

(m)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on October 26, 2020.

(n)	Incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed on October 26, 2020.

(o)	Incorporated by reference to the same numbered Exhibit filed with the Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 29, 2013.

