Form 10-K
period 2020-12-31
MARIMED INC.
filed 2021-03-23
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

☐ Large Accelerated Filer	☐ Accelerated Filer

☒ Non-Accelerated Filer	☒ Smaller reporting company

☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of June 30, 2020 of $0.16 per share, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $29.3 million.

At March 23, 2021, the issuer had outstanding 319,133,727 shares of Common Stock, par value $.001 per share.

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

(1)

PART I

ITEM 1. BUSINESS.

Overview

MariMed Inc. (the “Company”) is a multi-state operator in the United States cannabis industry. The Company develops, operates, manages, and optimizes over 300,000 square feet of state-of-the-art, regulatory-compliant facilities for the cultivation, production and dispensing of medicinal and recreational cannabis. The Company also licenses its proprietary brands of cannabis and hemp-infused products, along with other top brands, in several domestic markets and overseas.

Upon its entry into the cannabis industry in 2014, the Company was an advisory firm that procured state-issued cannabis licenses on behalf of its clients, developed cannabis facilities which it leased to these newly-licensed companies, and provided industry-leading expertise and oversight in all aspects of their cannabis operations. The Company also provided its clients with ongoing regulatory, accounting, real estate, human resources, and administrative services.

In 2018, the Company made the strategic decision to transition from a consulting business to a direct owner of cannabis licenses and operator of seed-to-sale operations (hereinafter referred to as the “Consolidation Plan”). The Consolidation Plan calls for the acquisition of its cannabis-licensed clients located in Delaware, Illinois, Maryland, Massachusetts, and Nevada. In addition, the Consolidation Plan includes the potential acquisition of a Rhode Island asset. All of these acquisitions are subject to state approval, and once consolidated, the entities will operate under the MariMed banner. The Consolidation Plan is discussed in further detail in the section below entitled Consolidation Plan.

To date, acquisitions of the licensed businesses in Massachusetts and Illinois have been completed and establish the Company as a fully integrated seed-to-sale multi-state operator, The acquisitions of the remaining entities located in Maryland, Nevada, and Delaware are at various stages of completion and subject to each state’s laws governing the ownership transfer of cannabis licenses, which in the case of Delaware requires a modification of current cannabis ownership laws to permit for-profit ownership. Meanwhile, the Company continues to expand these businesses and maximize the Company’s revenue from rental income, management fees, and licensing royalties.

A goal in completing this transition from a consulting business to a direct owner of cannabis licenses and operator of seed-to-sale operations is to present a simpler, more transparent financial picture of the full breadth of the Company’s efforts, with a clearer representation of the revenues, earnings, and other financial metrics the Company has generated for its clients. The Company has played a key role in the successes of these entities, from the securing of their cannabis licenses, to the development of facilities that are models of excellence, to providing operational and corporate guidance. Accordingly, the Company believes it is well suited to own these facilities and manage the continuing growth of their operations.

The Company has also created its own brands of cannabis flower, concentrates, and precision-dosed products utilizing proprietary strains and formulations. These products are developed by the Company in cooperation with state-licensed operators who meet the Company’s strict standards, including all natural—not artificial or synthetic—ingredients. The Company licenses its brands and product formulations only to certified manufacturing professionals who follow state cannabis laws and adhere to the Company’s precise scientific formulations and trademarked product recipes.

The Company’s proprietary cannabis genetics produce flowers and concentrates under the brand name Nature’s Heritage™, and cannabis-infused products under the brand names Kalm Fusion®, in the form of chewable tablets and drink powder mixes, and the award-winning1 Betty’s Eddies® brand of all natural fruit chews. Both cannabis-infused brands are top selling products in Maryland and Massachusetts2 and the Company intends to introduce additional products under these brands in 2021. The Company’s brand of hemp-infused cannabidiol (“CBD”) products, Florance™, is distributed in the US and abroad.

The Company also has exclusive sublicensing rights in certain states to distribute the Binske® line of cannabis products crafted from premium artisan ingredients, the Healer™ line of medical full-spectrum cannabis tinctures, and the clinically tested medicinal cannabis strains developed in Israel by global medical cannabis research pioneer Tikun Olam™. The Company intends to continue licensing and distributing its brands as well as other top brands in the Company’s current markets and in additional regulated markets worldwide.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The spread of the virus in the United States and the measures implemented to contain it—including business shutdowns, indoor capacity restrictions, social distancing, and diminished travel—have negatively impacted the economy and have created significant volatility and disruption in financial markets. Consequently, the Company’s implementation of its aforementioned Consolidation Plan has been delayed. Additionally, while the cannabis industry has been deemed an essential business, and is not expected to suffer severe declines in revenue, the Company’s business, operations, financial condition, and liquidity have been impacted, as further discussed in this report.

Despite the pandemic, the Company’s operations have improved significantly over the past year as reflected in the following financial highlights:

●	Total revenues increased 11.6% to approximately $50.9 million in 2020 from $45.6 million in 2019
●	Core cannabis[3] revenues increased 207.1% to approximately $50.9 million in 2020 from $16.6 million in 2019
●	Operating income increased to approximately $14.5 million in 2020 compared to an operating loss of $41.5 million in 2019
●	Income before income taxes increased to approximately $4.5 million in 2020 compared to a loss before income taxes of $81.8 million in 2019
●	EBITDA[4] increased to approximately $16.3 million in 2020 compared to an EBITDA loss of $68.4 million in 2019
●	Total assets increased to approximately $76.4 million in 2020 from $61.6 million in 2019
●	Cash and cash equivalents increased to approximately $3.0 million in 2020 from $739,000 in 2019

Over the course of the Company’s history in the emerging cannabis industry, it has developed an excellent reputation for strong management, with clients that have thrived in their respective markets. The Company’s goal is to continue this success as it transitions from a manager and advisor to an owner and operator of cannabis businesses.

1 Awards won by the Company’s Betty’s Eddies® brand include LeafLink 2020 Industry Innovator, Explore Maryland Cannabis 2020 Edible of the Year, and LeafLink 2019 Best Selling Medical Product.

2 Source: LeafLink Insights 2020.

3 Core cannabis operations exclude the one-time hemp seed sales transactions in 2019 between the Company and a related party (the “Seed Transactions”) as discussed in the Results of Operations section within Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations, and in the footnotes accompanying the Company’s audited financial statements at December 31, 2020.

4 EBITDA is a non-GAAP financial measurement that is defined in Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

(2)

The Company’s strengths can be summarized as follows:

Professional Management

The Company’s management is one of the most experienced and long-tenured in the cannabis industry. It has had considerable success creating and growing business in the industry by successfully applying for cannabis licenses on behalf of its clients, overseeing the development of such clients’ cannabis operations and security plans; sourcing real estate for cannabis facilities in receptive municipalities; raising capital to purchase and develop facilities; and adhering operations to regulations established by individual state governments, including all environmental and social governance requirements. The knowledge and experience of the Company’s management provides a solid platform for the Company’s direct ownership through consolidation of the organic businesses it developed and for expansion to other opportunities in other cannabis-legal states.

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

Education and Knowledge Sharing

The rapid growth of the legal cannabis market presents a global paradigm shift and challenges to medical professionals and consumers who seek scientific knowledge and research regarding the medical benefits of cannabis. The Company provides educational research and studies on its brands and products to its growing community of healthcare professionals and consumers. As cannabis becomes more mainstream, medical providers will need to be educated on how to prescribe or make recommendations to their patients, and consumers will need to learn how to gain the most benefit from certain strains, genetics, or formulations.

As part of its education initiative, the Company is assembling a Scientific Advisory Board (the “SAB”) that includes some of the most knowledgeable scientists and researchers focused on the scientific application of cannabis for health and wellness. The SAB’s goals will include the development of strategies to address the most widespread and debilitating medical and dietary conditions through the utilization of cannabis- and hemp-based therapies.

(3)

Consolidation Plan

As mentioned above, the Company’s Consolidation Plan consists of the strategic decision made in 2018 to transition from a management and advisory firm in the cannabis space, to a direct owner of cannabis licenses and seed-to-sale operations in Massachusetts, Illinois, Maryland, Nevada, Delaware and Rhode Island. The following is a summary of the Company’s progress towards its Consolidation Plan.

Massachusetts

In December 2018, the Massachusetts Cannabis Control Commission (the “MCCC”) approved the conversion of ARL Healthcare Inc. (“ARL”), the Company’s cannabis-licensed client, from a non-profit entity to a for-profit corporation and the transfer of ownership to the Company. ARL holds cannabis licenses for cultivation, production and dispensing.

The Company’s 10,000 square foot dispensary, developed within its 22,700 square foot property in Middleboro, received approval from the MCCC to commence operations in December 2019. The Company’s 70,000 square foot cultivation and production facility, developed within its 138,000 square foot property in New Bedford, received approval from the MCCC to commence operations in January 2020, with its first harvest completed in the first quarter of 2020. The cultivation and production facility is now operating at full capacity as product demand remains very strong. The Company entered into an agreement to acquire a second dispensary in Beverly in early 2021, and expects to complete the buildout and commence operations, subject to approval by the MCCC, in late 2021.

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

Effective October 1, 2019, 100% of the operations of these entities have been consolidated into the Company’s financial statements. Additionally, on January 1, 2020, the state of Illinois legalized recreational adult-use cannabis, allowing the Company to operate both medical and recreational adult-use programs in the Anna and Harrisburg dispensaries. In September 2020, a third recreational dispensary was opened in Mt. Vernon, and a fourth recreational dispensary is under development in Metropolis, which the Company is in the process of purchasing from the current landlord, and is expected to open in mid-2021, subject to final approval by the IDFPR.

Maryland

In the fall of 2016, the Company and the members of Kind Therapeutics USA Inc., the Company’s client in Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis (“Kind”), agreed to a partnership/joint venture whereby Kind would be owned 70% by the Company and 30% by the members of Kind, subject to approval by the Maryland Medical Cannabis Commission (“MMCC”). In reliance thereon, the Company purchased, designed, and developed a 180,000 square foot cultivation and production facility in Hagerstown, MD for occupancy and use by Kind, which became operational in late 2017, and the Company further agreed to manage and finance all aspects of Kind’s cannabis business, as Kind had no background or experience in the industry.

Prior to finalizing the documents confirming the partnership/joint venture, the Company and the members of Kind negotiated and entered into a memorandum of understanding (“MOU”) for the Company to acquire 100% of the membership interests of Kind in December 2018. Also at that time, MariMed Advisors Inc, the Company’s wholly owned subsidiary, and Kind entered into a management services agreement to provide Kind with comprehensive management services in connection with the business and operations of Kind (the “MSA”), and Mari Holdings MD LLC, the Company’s majority-owned subsidiary, entered into a 20-year lease with Kind for Kind’s utilization of the Hagerstown facility (the “Lease”). Additionally, in October 2019, the Company purchased a 9,000 square foot building in Anne Arundel County which is to be developed into a dispensary to be leased to Kind.

In 2019, the members of Kind sought to renegotiate the terms of the MOU and has subsequently sought to renege on both the original partnership/joint venture and the MOU. The Company engaged with the members of Kind in good faith in an attempt to reach updated terms acceptable to both parties, however the members of Kind failed to reciprocate in good faith, resulting in an impasse. Incrementally, both parties through counsel further sought to resolve the impasse, however such initiative resulted in both parties commencing legal proceedings. As a result, the consummation of this acquisition has been delayed and may not ultimately be completed. For further information, see Part I, Item 3. Legal Proceedings in this report.

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

Delaware

Delaware’s current cannabis program is for medical use only, and requires license holders to be not-for-profit entities. The Company provides comprehensive management and real estate services to First State Compassion Center (“FSCC”), its cannabis-licensed client in this state. The Company’s validated cannabis experience was instrumental in FSCC being granted Delaware’s first ever seed-to-sale medical cannabis license, and two of the four statewide licenses.

FSCC leases the Company-developed 47,000 square foot seed-to-sale facility in Wilmington and the Company’s 4,000 square foot leased retail location in Lewes which the Company developed into a cannabis dispensary. In 2019, the Company signed a lease with an option to purchase a 100,000 square foot building in Milford, which it is currently developing into a second cultivation and production facility for FSCC.

The Delaware medical program has grown to over 10,000 licensed medical patients. FSCC, under the Company’s management, is currently operating two of the four cannabis licenses in the state. The additional cultivation and production facility in Milford will bring a much needed supply of product to a state where demand continues to outpace supply.

The state is expected to allow “for-profit” ownership of cannabis licenses in the near future, at which time the Company will seek to acquire FSCC and obtain ownership of the licenses and operations, subject to state approval.

Rhode Island

Rhode Island currently has a medical cannabis program where license holders must be not-for-profit entities. The Company is in discussions to potentially acquire a licensed cannabis asset in this state.

(4)

Corporate History

The Company was incorporated in the state of Delaware in January 2011 as a wholly-owned subsidiary of Worlds Inc. under the name Worlds Online Inc., which was later spun-off to its stockholders. At its inception, Worlds Online Inc. operated online virtual environments. In 2014, the Company transitioned its operational focus to the emerging cannabis industry and led the effort to win the cannabis license in Delaware on behalf of its client. To date, the Company has won a total of 17 cannabis licenses on behalf of itself and its cannabis clients.

The following is a summary of the Company’s history over the past three calendar years:

In 2017, Robert Fireman was named as the Company’s CEO and President, and Jon R. Levine as the CFO, Treasurer, and Secretary. The Company changed its name to MariMed Inc. and its ticker symbol to MRMD, which is quoted on the OTCQX exchange. Also in 2017, the Company acquired the intellectual property, formulations, recipes, know-how, and certain other assets of the Betty’s Eddies® brand of cannabis-infused fruit chews.

In October 2018, the Company entered into a purchase agreement to acquire KPG of Anna LLC and KPG of Harrisburg LLC, the Company’s two cannabis-licensed clients that operate medical marijuana dispensaries in the state of Illinois (both entities collectively, the “KPGs”), and the KPGs’ owners’ interests in Mari Holdings IL LLC, the Company’s subsidiary that owns the real estate where the KPGs’ two dispensaries are located. On October 1, 2019, the Illinois Department of Financial and Professional Regulation approved the Company’s acquisition of the KPGs and Mari-IL, and the acquisition transaction was consummated.

In October 2018, the Company’s cannabis-licensed client in Massachusetts, ARL Healthcare Inc. (“ARL”), filed a plan of entity conversion with the state to convert from a non-profit entity to a for-profit corporation, with the Company as the sole shareholder of the for-profit corporation. At the time, ARL held three cannabis licenses from the state of Massachusetts for the cultivation, production and dispensing of cannabis. In November 2018, the Company received written confirmation of state approval of the conversion plan, resulting in ARL becoming a wholly-owned subsidiary of the Company.

In November 2018, the Company issued a letter of intent to acquire The Harvest Foundation LLC, the Company’s client awarded a cannabis license for cultivation in the state of Nevada. In August 2019, the parties entered into a purchase agreement governing the transaction. The acquisition is conditional upon state approval of the transaction. At this time, the state has paused the processing of cannabis license transfers, without indicating when it will resume. Upon the resumption of these activities and the ensuing approval by the state, the Company expects to consummate this transaction whereby the operations of Harvest will be consolidated into the Company’s financial statements.

In November 2018, the Company finalized the purchase of an aggregate of $30.0 million of subordinated secured convertible debentures of GenCanna Global Inc., a Kentucky-based cultivator, producer, and distributor of hemp and CBD (“GenCanna”). In February 2019, the Company converted the debentures plus accrued interest through the conversion date into a 33.5% equity interest of GenCanna on a fully diluted basis. This investment was written off in December 2019 as further discussed in the footnotes to the audited financial statements.

In December 2018, the Company and Kind entered into the aforementioned MSA and Lease. In the fall of 2016, the Company and the members of Kind agreed to a partnership/joint venture whereby Kind would be owned 70% by the Company and 30% by the members of Kind. In December 2018, prior to finalizing documents confirming the partnership/joint venture, the Company and the members of Kind negotiated and executed the aforementioned MOU for the Company to acquire 100% of the membership interests of Kind, subject to approval by the MMCC. As discussed in Part I, Item 3. Legal Proceedings in this report, the Company is currently in litigation with Kind.

(5)

In May 2019, the Company issued 500,000 shares of its common stock in exchange for an 8.95% interest in Terrace Inc. (“Terrace”), a Canadian entity that develops and acquires international cannabis assets. In November 2019, the common stock of Terrace commenced public trading on the Toronto Stock Venture Exchange. In December 2020, Terrace was acquired by Flowr Corp., a Toronto-headquartered cannabis company with operations in Canada, Europe, and Australia, and the Company’s investment was converted into publicly traded shares of Flowr Corp. (TSX.V: FLWR; OTC: FLWPF).

In June 2019, the Company executed a purchase agreement to acquire a majority of MediTaurus LLC, a company established by Jokubas Ziburkas PhD, a neuroscientist and leading authority on hemp-based CBD and the endocannabinoid system. MediTaurus operates in the United States and Europe and has developed proprietary CBD formulations sold under its Florance™ brand.

In July 2019, the Company entered into a licensing agreement for the exclusive manufacturing and distribution in seven states of the Binske® portfolio of products, a brand known for utilizing best-in-class proprietary strains and craft ingredients in its edibles, concentrates, vaporizers, and topicals.

In October 2019, the Company closed on the purchase of a 9,000 square foot building in Annapolis, MD which it is developing into a medical marijuana dispensary.

On October 1, 2019, the Illinois Department of Financial and Professional Regulation approved the Company’s acquisition of the KPGs and Mari-IL, and as of such date, the KPGs and Mari-IL became wholly-owned subsidiaries of the Company.

In January 2020, the Illinois legalized adult-use cannabis, which was added to the Company’s two existing cannabis licenses, thereby increasing the Company’s operations in Illinois to service both medical and recreational cannabis consumers.

In February 2020, the Company purchased a 4,800 square foot stand-alone retail building in Mt Vernon, IL which it developed into state-approved adult-use cannabis dispensary that opened in September 2020.

In July 2020, the Company refinanced a mortgage secured by its properties in Massachusetts generating proceeds of $13.0 million that were used to pay down the initial mortgage and short term promissory notes.

In February 2021, the Company entered into a five-year lease agreement for a 12,000 square foot premises located in Wilmington, DE which the Company intends to develop into a cannabis production facility with offices, and sublease to its cannabis-licensed client in this state.

Recent Developments

In March 2021, the Company entered into a securities purchase agreement with Hadron Healthcare Master Fund with respect to a financing facility of up to $46.0 million in exchange for newly-designated Series C convertible preferred stock of the Company and warrants to purchase the Company’s common stock. The initial proceeds of $23.0 million from the facility were used to pay down debt, and will be used to upgrade certain of the Company’s owned and managed facilities. The balance of the facility will fund the completion of the Company’s Consolidation Plan.

(6)

Competition

The Company’s goal is to become a fully integrated multistate operator (“MSO”) of seed-to-sale cannabis operations. The Company is different than some of the other MSOs in that it has incubated its client businesses from the bottom up, built its own brands and branded products, and has retained its core management team from inception. Other MSOs have raised significantly more capital, including on the Canadian Securities Exchange, and acquired assets in more states than the Company has to date.

Additionally, while Company has a comprehensive suite of products and services for the cannabis industry, it faces competition from companies of varying sizes and geographic reach, who produce and sell similar products. Some of these companies provide a subset of the Company’s product and service offerings, while others are able to provide an equivalent level of the products and services offered by the Company. The Company, using its best practices and operational expertise, is able to produce cannabis products at one of the lowest costs in the industry which enables the Company to remain competitive in its markets. That said, the Company’s sales could be reduced significantly if its competitors develop and market products that are more effective, more convenient, or are less expensive than its products.

Going forward, as cannabis products become more mainstream and have greater acceptance, it is likely that larger and more established companies, with greater available resources including name recognition and national distribution networks, will enter the field. However, the Company believes that there are many barriers to entry and that to duplicate its licenses, know how, and facilities would take years at a great expense. At the same time, the Company believes the emerging cannabis industry is growing at such a pace that there are more opportunities available than current cannabis businesses can support. The Company is developing marketing and software systems to expand branding and distribution, as well as database marketing, home delivery, and business tactics developed by more conventional industries that will be important to the cannabis industry as it becomes more mainstream.

(7)

Intellectual Property

The Company’s Kalm Fusion® and Betty’s Eddies® branded product lines are trademarked. The company has filed for trademark protection for its Nature’s Heritage™ and Kiss my RSO™ product lines.

The Company’s proprietary processing, and manufacturing techniques and technologies, while not patented, are kept strictly confidential. The Company enters into and enforces confidentiality agreements with key employees and consultants to protect its IP and general know-how.

Employees

As of December 31, 2020, the Company had a total of 233 employees, of which 181 were full-time. In addition, the Company utilized a variety of supporting consultants and oversaw many employees of its cannabis-licensee clients to implement its policies and procedures.

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

Risks Related to the Company’s Operations

Our business, operations, financial condition, and liquidity have been and may continue to be affected by the outbreak of COVID-19.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The spread of COVID-19 in the United States and the measures to contain it—including business shutdowns, indoor capacity restrictions, social distancing, and diminished travel—have negatively impacted the economy and created significant volatility and disruption in financial markets. Business shutdowns in certain states in response to stay-at-home orders and related measures had temporarily eliminated access to our dispensaries by certain customers, principally non-medical use customers, impacting sales during this restricted period. Further, the volatility in the financial markets and investor uncertainty has delayed our financing efforts and the implementation of our Consolidation Plan. As a result, our business, operations, financial condition, and liquidity have been and may continue to be impacted. Further, the disruption to the global economy and to our business, along with the decline in our stock price, may also negatively impact the future carrying values of certain assets, including inventories, accounts receivables, intangibles, and goodwill.

Marijuana remains illegal under federal law.

Marijuana remains illegal under federal law. It is a Schedule I controlled substance. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana trumps state laws that legalize its use for even medicinal purposes. At present the states are standing tall against the federal government, maintaining existing laws and passing new ones in this area. States continue to exert this freedom, with more states considering legalization. However, we continually face election cycles, and a new administration or the United States Congress could introduce a less favorable policy. A change in the federal attitude towards enforcement could cripple the industry. There is currently broad support for changes in the federal law for improved banking, investing, and the potential legalization of cannabis. However, there is no certainty what will get changed or when. The medical and recreational marijuana industries are our primary markets, and if these industries were to be unable to operate, we would lose our potential clients and licenses, which would have a significantly negative impact on our business, operations, and financial condition.

Future growth is dependent on additional states legalizing marijuana.

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

(8)

It will be difficult for you to evaluate us based on our past performance because we are transitioning our business in a new emerging industry with a limited operating history.

We have been actively engaged in the marijuana related business for a relatively short period of time and, accordingly, have only limited financial results on which you can evaluate our company and operations. In addition, the components of our revenue and costs are changing as we move away from a fee-based-only business to seed-to-sale operations. We are subject to, and must be successful in addressing, the risks typically encountered by companies operating in the rapidly evolving cannabis marketplace, including those risks relating to:

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

As discussed above, the use of marijuana is illegal under federal law. Therefore, there are banks that will not accept for deposit funds from sale of cannabis and may choose not to do business with our clients. While there is pending legislation in the United States Senate that will allow banks to transact business with state-authorized medical marijuana businesses, there can be no assurance his legislation will be successful, that banks will decide to do business with medical marijuana retailers, or that in the absence of legislation state and federal banking regulators will not create issues on banks handling funds generated from an activity that is illegal under federal law. Notwithstanding, the Company has been able to secure state-chartered banks that are in compliance with federal law and provide certain banking services to companies in the cannabis industry. The inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to purchase our products and services.

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

Our relatively small size and limited resources may restrict our ability to manage any growth we may experience.

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

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our products, and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products.

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

A change in federal laws regarding the classification of cannabis as a controlled substance, interstate cannabis commerce, banking for entities in the cannabis industry, or other related regulations may have a significant impact on the Company’s business.

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

The Company’s products will be produced for sale directly to end consumers, and therefore there is an inherent risk of exposure to product liability claims, regulatory action and litigation if the products are alleged to have caused loss or injury. In addition, the production and sale of the Company’s products involves the risk of injury to end users due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human or animal consumption of the Company’s products alone or in combination with other medications or substances could occur. The Company may be subject to various product liability claims, including, among others, that its products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. While the Company has product liability insurance coverage in place and works with third party providers to ensure they do as well, a product liability claim or regulatory action against the Company could exceed our insurance coverage, and could adversely affect the Company’s reputation and have a material adverse effect on its business and operational results.

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

(11)

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

(12)

Risks Related to the Company’s Common Stock

Possible issuances of the Company’s capital stock would cause dilution to its existing shareholders.

The Company currently has approximately 319.1 million shares of common stock outstanding and it is authorized to issue up to 500 million shares. Therefore, the Company will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event the Company elects to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of the Company. In addition, the Company currently has approximately 4.9 million shares of Series B preferred stock and approximately 6.2 million shares of Series C preferred outstanding and we it authorized to issue up to 50 million shares that the board of directors can issue under any terms it wants and without any shareholder approval.

The exercise or conversion of outstanding warrants and options into common stock will dilute the percentage ownership of the Company’s other shareholders. The sale of such common stock or other common stock in the open market could adversely affect the market price of the Company’s common stock.

As of December 31, 2020, there were approximately 26.7 million of potentially dilutive securities in the form of outstanding options and warrants. Also on such date, there was $1.3 million of outstanding convertible debentures payable and $350,000 of outstanding convertible promissory notes that were potentially dilutive, whose conversion into common stock is based on a discount to the market value of common stock on or about the future conversion date. More convertible securities will likely be granted in the future to the Company’s officers, directors, employees or consultants and as part of future financings. The exercise of outstanding stock options and warrants and conversion of notes and debentures will dilute the percentage ownership of the Company’s other shareholders. Sales, or the expectation of sales, of a substantial number of shares of the Company’s common stock in the private or public markets could adversely affect the prevailing market price of the Company’s common stock.

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

(13)

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

In addition, broad market and industry factors may harm the market price of the Company’s common stock. Hence, the price of the common stock could fluctuate based upon factors that have little or nothing to do with the Company, and these fluctuations could materially reduce the price of the common stock regardless of the Company’s operating performance. In the past, following a significant decline in the market price of a company’s securities, there have been instances of securities class action litigation having been instituted against that company. If the Company were involved in any similar litigation, it could incur substantial costs, Management’s attention and resources could be diverted and it could harm the Company’s business, operating results and financial condition.

In the event the Company requires additional financing and access to capital, covenants and restrictions in existing agreements may limit the Company’s options.

Certain of the Company’s existing financing agreements contain covenants that restrict its ability to incur additional debt, pay dividends or redeem shares of its stock. If the Company seeks to raise additional capital or financing, there can be no assurance that such capital or additional financing will be available on terms that comply with existing covenants and are satisfactory to the Company.

The Company has no plans to pay dividends on its common stock.

The Company does not expect to declare or pay dividends on the common stock in the foreseeable future. In addition, the payment of cash dividends is limited by the terms of the Company’s financing agreements.

(14)

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company currently owns and leases the following properties throughout the United States.

Wilmington, Delaware

The Company owns a 45,070 square foot facility on 2.25 acres within a fenced-in business park which it purchased in September 2016 and developed into a cannabis cultivation, processing, and dispensary facility. The property is secured under a mortgage with the Bank of New England that matures in 2031. The facility is leased to the Company’s cannabis licensee client under a 20-year triple net lease expiring in 2035.

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

Milford, Delaware

In March 2019, the Company entered into a lease of a 100,000 square foot warehouse which the Company is developing into a cultivation and processing facility. The lease term is 10 years, with an option to extend the term for three additional five-year periods. Construction estimated to be completed by August 2021.

Anna, Illinois

The Company owns a 3,400 square foot free-standing cannabis dispensary that is secured under a mortgage with DuQuoin State Bank maturing in 2020, provided it is not annually renewed by the bank, which the bank has done every year of this mortgage (the “DSQ Mortgage”).

Harrisburg, Illinois

The Company owns a 3,400 free-standing cannabis dispensary, also secured under the DSQ Mortgage.

Metropolis, Illinois

In late 2020, the Company agreed to purchase a 14,000 square foot free-standing retail building and is currently seeking a mortgage to close the transaction. The Company intends to develop the property into a cannabis dispensary.

Mt. Vernon, Illinois

The Company owns a 4,800 square foot free-standing cannabis dispensary that is secured under a mortgage with South Porte Bank that matures on March 31, 2021.

Hagerstown, Maryland

The Company owns a 180,000 square foot manufacturing facility that it has developed into cannabis cultivation and production facility. The property secures a $3 million promissory note to an accredited investor which was paid down in March 2021. This facility is leased to the company’s cannabis licensed client under a 20 year triple net lease expiring in 2038.

Annapolis, Maryland

In October 2019, the Company purchased a free-standing 9,000 square foot industrial building which it is developing into a medical marijuana dispensary.

Clark, Nevada

The Company leases approximately 10,000 square feet of an industrial building that was built into a cannabis cultivation facility. This facility is subleased to the Company’s licensed cannabis client under a sub-lease which is coterminous with the Company’s lease for 10 years expiring in 2024.

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

Middleborough, Massachusetts

The Company owns a 22,700 square foot retail and warehouse building located on the main street of this municipality. 10,000 square feet of the building has been developed into a retail dispensary, with the remaining square footage used as a warehouse.

Norwood Massachusetts

The Company’s corporate offices are located in Norwood, Massachusetts. This 10,000 square foot space is under a 10-year lease with a related party that expires in 2028 and contains a 5-year extension option.

(15)

ITEM 3. LEGAL PROCEEDINGS.

In July 2019, Thomas Kidrin, the former chief executive officer and a former director of the Company, filed a complaint in the Massachusetts Superior Court, Suffolk County, captioned Thomas Kidrin v. MariMed Inc., et. al., Civil Action No. 19-2173D. In the complaint, Mr. Kidrin alleges that the Company failed to pay all wages owed to him and breached his employment agreement, dated August 30, 2012, and requests multiple damages, attorney fees, costs, and interest. The Company has moved to dismiss certain counts of the complaint and has asserted counterclaims against Mr. Kidrin alleging breach of contract, breach of fiduciary duty, money had and received, and unjust enrichment. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend this matter and prosecute its counterclaims. While the Company’s motion to dismiss was pending, the parties reached a settlement in principle and the court has issued a nisi order of dismissal for March 30, 2021. The parties have not yet competed the settlement agreement. If the parties are for any reason unable to do so, then the Company will continue vigorously to defend this matter and prosecute its counterclaims.

In November 2019, Kind commenced an action in the Circuit Court for Washington County, MD captioned Kind Therapeutics USA, Inc. vs. MariMed, Inc., et al. (Case No. C-21-CV-19-000670) asserting claims against the Company, including breach of contract, breach of fiduciary duty, unjust enrichment, and seeking an accounting and declaratory judgment and damages in excess of $75,000. On November 15, 2019, the Company filed counterclaims against Kind and a third-party complaint against the members of Kind (Jennifer DiPietro, Susan Zimmerman, and Sophia Leonard-Burns) and William Tham (the “Counterclaims”). The Counterclaims, as amended, allege breach of contract with respect to each of the partnership/joint venture agreement, the MOU, the MSA, the Lease, and the Licensing and Manufacturing Agreement (“LMA”), unjust enrichment, promissory estoppel/detrimental reliance, fraud in the inducement, breach of fiduciary duty, and seeks reformation of the MSA, a declaratory judgment regarding enforceability of the partnership/joint venture arrangement and/or the MOU, specific performance of the parties’ various contracts, and the establishment of a constructive trust for the Company’s benefit. The Counterclaims also seek damages. Both parties, MariMed (including MariMed Holdings MD, LLC and MariMed Advisors Inc.) and Kind, brought motions for a temporary restraining order and a preliminary injunction. By Opinion and Order entered on November 21, 2019, the Court denied both parties motions for a temporary restraining order. In its opinion, the Court specifically noted that, contrary to Kind’s allegations, the MSA and the Lease “appear to be independent, valid and enforceable contracts.”

A hearing on the parties’ cross-motions for preliminary injunction was held in September 2020 and November 2020. Also in November 2020, the Court granted the Company’s motion for summary judgment as to the Lease, determining that the Lease is valid and enforceable. Based on this ruling, the Company is seeking judgment at trial in the amount of approximately $5.4 million for past due rent and expenses owed by Kind under the Lease.

In December 2020, the Court entered a Preliminary Injunction Order, accompanied by a Memorandum Opinion, denying Kind’s motion for a preliminary injunction (which Kind had withdrawn at the conclusion of the hearing) and granting the Company’s request for preliminary injunction. The Court determined that the Company is likely to succeed with respect to the validity and enforceability of the MSA and the LMA, that the Company would suffer substantial and irreparable harm without the preliminary injunction, and that the balance of convenience and public interest both warranted the issuance of a preliminary injunction in the Company’s favor. The Court ordered, inter alia, that the MSA and LMA are in effect pending judgment after trial on the merits, and that Kind and its members, and their attorneys, agents, employees, and representatives, are prohibited from (a) interfering with the Company’s duties and responsibilities under the MSA and (b) withdrawing funds, making any distribution, paying any loans, returning any capital, or making any payment towards a debt from any Kind bank or other financial account(s) without written consent of the Company or Order of the Court, thereby preserving the Company’s control of Kind’s operations and finances at least through the jury trial currently scheduled to begin on March 28, 2022. Further, the Court ordered Kind to pay management and licensing fees to the Company beginning January 1, 2021. Kind has noted an appeal of the Order to the Maryland Court of Special Appeals, which is pending; however, the preliminary injunction order remains in effect.

In addition to the favorable rulings on the Lease, MSA, and LMA, the Company believes that its claims for declaratory relief, specific performance, and/or breach of contract with respect to the partnership/joint venture agreement claims are meritorious. Further, the Company believes that Kind’s claims against the Company are without merit. On March 18, 2021, the Court issued an opinion and order on Kind’s motion for summary judgment finding that the MOU was not enforceable by the Company against Kind as a final binding agreement. The Company is evaluating an appeal of this ruling which under Maryland rules can only be pursued upon final judgment. The Company intends to aggressively prosecute and defend the action. Trial has been scheduled from March 28, 2022 to April 11, 2022.

In August 2020, Jennifer DiPietro, directly and derivatively on behalf of Mari Holdings MD LLC (“Mari-MD”) and Mia Development LLC (“Mia”), commenced an action against the Company’s CEO, CFO, and wholly-owned subsidiary MariMed Advisors Inc. (“MMA”), in Suffolk Superior Court, Massachusetts (C.A. No. 20-1865). In this action, DiPietro, a party to prior ongoing litigation in Maryland involving the Company and Kind as discussed above, asserts claims for breach of fiduciary duty, breach of contract, fraud in the inducement, aiding and abetting the alleged breach of fiduciary duty, seeks access to books and records, and an accounting related to her investments in Mari-MD and Mia. DiPietro seeks unspecified monetary damages and rescission of her interest in Mari-MD, but not of her investment in Mia, which has provided substantial returns to its members. The Company has answered the complaint and MMA has moved for leave to file counterclaims against DiPietro on its own behalf and derivatively on behalf of Mari-MD for DiPietro’s breach of her fiduciary duties to each of those entities, for tortious interference with Mari-MD’s lease and MMA’s management services agreement with Kind, and for breach of Mari-MD’s operating agreement. The Company believes that the allegations of the complaint are without merit and intends to defend the case vigorously. The Company’s counterclaim seeks monetary damages from DiPietro, including the Company’s legal fees in the Kind action.

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

Stockholders

As of March 23, 2021, the Company had 724 stockholders of record and 319,133,727 outstanding shares of common stock.

Dividends

The Company has never declared or paid a dividend on its common stock, and it does not anticipate paying cash or other dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In October 2020, the Company issued 33,319 shares of common stock associated with previously issued subscriptions on common stock with a value of approximately $5,000.

During the period October 2020 to January 2021, the holder of Company-issued debentures converted $4.2 million of principal and approximately $66,000 of accrued interest into 28,233,972 shares of common stock at a conversion prices ranging from $0.11 to $0.29 per share.

In December 2020, the Company issued 1,739,759 shares of common stock to retire a promissory note with a principal balance of $500,000 and accrued interest of approximately $62,000.

In November and December 2020, the Company’s CEO, CFO, and an independent board member exercised stock options to purchase an aggregate of 550,000 shares of common stock, at exercise prices of $0.13 and $0.14 per share.

In December 2020, the Company granted 11,413 shares of common stock to an employee in exchange for services rendered during 2020 at a value of approximately $5,000. These granted shares were issued in February 2021.

During the period of October 2020 to January 2021, the Company granted five-year options to employees and consultants to purchase up to 4,405,000 shares of common stock at exercise prices ranging from $0.14 to $0.90 per share.

In February 2021, the Company issued three-year warrants to purchase up to 100,000 shares of common stock at an exercise price of $0.82 per share. Also during this month, warrants to purchase 50,000 shares of common stock were exercised at a price of $0.15 per share.

The issuance of the shares of common stock described above were deemed to be exempt from registration under the Securities Act in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act. A legend restricting the sale, transfer, or other disposition of these securities other than in compliance with the Securities Act was placed on the securities issued in the foregoing transactions.

(17)

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2020 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	9,805,750	$1.02	29,349,250
Equity compensation plans not approved by stockholders	-	$-	-
Total	9,805,750		29,349,250

(1)	Consist of options exercisable for (i) 50,000 shares granted under the Company’s the 2011 Stock Option and Restricted Stock Award Plan; and (ii) 9,755,750 shares granted under the Incentive Plan (hereinafter defined) of which 3,881,250 shares continue to be subject to the terms of the Company’s 2018 Stock Award and Incentive Plan.

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

(18)

Overview

MariMed Inc. (the “Company”) is a multi-state operator in the United States cannabis industry. The Company develops, operates, manages, and optimizes over 300,000 square feet of state-of-the-art, regulatory-compliant facilities for the cultivation, production and dispensing of medicinal and recreational cannabis. The Company also licenses its proprietary brands of cannabis and hemp-infused products, along with other top brands, in several domestic markets and overseas.

Upon its entry into the cannabis industry in 2014, the Company was an advisory firm that procured state-issued cannabis licenses on behalf of its clients, developed cannabis facilities which it leased to these newly-licensed companies, and provided industry-leading expertise and oversight in all aspects of their cannabis operations. The Company also provided its clients with as ongoing regulatory, accounting, real estate, human resources, and administrative services.

In 2018, the Company made the strategic decision to transition from a consulting business to a direct owner of cannabis licenses and operator of seed-to-sale operations (hereinafter referred to as the “Consolidation Plan”). The Consolidation Plan calls for the acquisition of its cannabis-licensed clients located in Delaware, Illinois, Maryland, Massachusetts, and Nevada. In addition, the Consolidation Plan includes the potential acquisition of a Rhode Island asset. All of these acquisition are subject to state approval, and once consolidated, the entities will operate under the MariMed banner.

To date, acquisitions of the licensed businesses in Massachusetts and Illinois have been completed and establish the Company as a fully integrated seed-to-sale multi-state operator, The acquisitions of the remaining entities located in Maryland, Nevada, and Delaware are at various stages of completion and subject to each state’s laws governing the ownership transfer of cannabis licenses, which in the case of Delaware requires a modification of current cannabis ownership laws to permit for-profit ownership. Meanwhile, the Company continues to expand these businesses and maximize the Company’s revenue from rental income, management fees, and licensing royalties.

A goal in completing this transition from a consulting business to a direct owner of cannabis licenses and operator of seed-to-sale operations is to present a simpler, more transparent financial picture of the full breadth of the Company’s efforts, with a clearer representation of the revenues, earnings, and other financial metrics the Company has generated for its clients. The Company has played a key role in the successes of these entities, from the securing of their cannabis licenses, to the development of facilities that are models of excellence, to providing operational and corporate guidance. Accordingly, the Company believes it is well suited to own these facilities and manage the continuing growth of their operations.

The Company has also created its own brands of cannabis flower, concentrates, and precision-dosed products utilizing proprietary strains and formulations. These products are developed by the Company in cooperation with state-licensed operators who meet the Company’s strict standards, including all natural—not artificial or synthetic—ingredients. The Company licenses its brands and product formulations only to certified manufacturing professionals who follow state cannabis laws and adhere to the Company’s precise scientific formulations and trademarked product recipes.

The Company’s proprietary cannabis genetics produce flowers and concentrates under the brand name Nature’s Heritage™, and cannabis-infused products under the brand names Kalm Fusion®, in the form of chewable tablets and drink powder mixes, and the award-winning1 Betty’s Eddies® brand of all natural fruit chews. Both cannabis-infused brands are top selling products in Maryland and Massachusetts2 and the Company intends to introduce additional products under these brands in 2021. The Company’s brand of hemp-infused cannabidiol (“CBD”) products, Florance™, is distributed in the US and abroad.

The Company also has exclusive sublicensing rights in certain states to distribute the Binske® line of cannabis products crafted from premium artisan ingredients, the Healer™ line of medical full-spectrum cannabis tinctures, and the clinically tested medicinal cannabis strains developed in Israel by global medical cannabis research pioneer Tikun Olam™. The Company intends to continue licensing and distributing its brands as well as other top brands in the Company’s current markets and in additional legal markets worldwide.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The spread of the virus in the United States and the measures implemented to contain it—including business shutdowns, indoor capacity restrictions, social distancing, and diminished travel—have negatively impacted the economy and have created significant volatility and disruption in financial markets. Consequently, the Company’s implementation of its aforementioned Consolidation Plan has been delayed. Additionally, while the cannabis industry has been deemed an essential business, and is not expected to suffer severe declines in revenue, the Company’s business, operations, financial condition, and liquidity have been impacted, as further discussed in this report.

1 Awards won by the Company’s Betty’s Eddies® brand include LeafLink 2020 Industry Innovator, Explore Maryland Cannabis 2020 Edible of the Year, and LeafLink 2019 Best Selling Medical Product.

2 Source: LeafLink Insights 2020.

(19)

Revenues

The Company’s revenues are primarily comprised of the following categories:

●	Product Sales – direct sales of cannabis and cannabis-infused products by the Company’s dispensary and wholesale operations in Massachusetts and Illinois, and sales of hemp and hemp-infused products. Future product sales are expected to include the Company’s planned cannabis-licensee acquisitions in Maryland, Nevada, and Delaware (upon this state’s amendment to permit for-profit ownership of cannabis entities).

●	Real Estate – rental income and additional rental fees generated from leasing of the Company’s state-of-the-art, regulatory-compliant cannabis facilities to its cannabis-licensed clients.

●	Management – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production, and dispensary operations. Along with this oversight, the Company provides human resources, regulatory, marketing, and other corporate services.

●	Supply Procurement – the Company maintains volume discounts with top national vendors of cultivation and production resources, supplies, and equipment, which the Company acquires and resells to its clients or third parties within the cannabis industry.

●	Licensing – revenue from the sale of precision-dosed, cannabis-infused products—such as Kalm Fusion®, Nature’s Heritage™, and Betty’s Eddies®—to regulated dispensaries throughout the United States and Puerto Rico.

Expenses

The Company classifies its expenses into three general categories:

●	Cost of Revenues – the direct costs associated with the generation of the Company’s revenues.

●	Operating Expenses – comprised of the sub-categories of personnel, marketing and promotion, general and administrative, bad debts, and goodwill write-downs.

●	Non-operating Income and Expenses – comprised of the sub-categories of interest expense, interest income, losses on debt settlements, earnings and losses on equity investments, changes in the fair value of non-consolidated investments, and other non-recurring gains or losses.

(20)

Liquidity and Capital Resources

The Company produced significant improvements to its liquidity in the reported periods:

●	Cash and cash equivalents increased four-fold to approximately $3.0 million at December 31, 2020, from approximately $739,000 at December 31, 2019.

●	In 2020, the Company’s operating activities provided positive cash flow of approximately $3.4 million, compared to approximately $24.1 million of negative cash flow used by such activities in 2019, a positive swing of approximately $27.5 million.

●	The Company successfully restructured the terms of its short term promissory notes payable in 2020, whereby approximately $10.7 million of payments were deferred to 2021 and beyond. These amounts were repaid in full in March 2021 using a portion of the proceeds from the Hadron financing transaction referred to below.

●	The Company refinanced a mortgage agreement and entered into a new mortgage agreement which generated approximately $13.9 million of proceeds which were used to pay down outstanding short-term debt.

The aforementioned improvements to cash and cash equivalents and operating cash flow, as well as a year-over-year improvement of working capital of approximately $27.2 million, were primarily the result of increases in revenues and profitability generated by the Company’s cannabis operations in the states of Illinois and Massachusetts. These operations were acquired as part of the Company’s aforementioned Consolidation Plan to transition from a consulting business to a direct owner of cannabis licenses and operator of seed-to-sale operations. In addition, the section below entitled Non-GAAP Measurements discusses two additional financial measurements that are not defined by GAAP which the Company’s management uses to evaluate liquidity.

To further improve the Company’s liquidity, in March 2021, the Company entered into a securities purchase agreement with Hadron Healthcare Master Fund (“Hadron”) whereby Hadron will provide funding of up to $46.0 million to repay existing non-mortgage debt, to fund expansion plans of existing operations, and to finance planned acquisitions. In March 2021, Hadron funded $23.0 million under the facility. This transaction is further discussed in below under the section entitled Financing Transaction.

Operating Activities

Net cash provided by operating activities in 2020 approximated $3.4 million, compared to net cash used in operating activities of approximately $24.1 million in 2019. The year-over-year improvement was primarily attributable to the increase in cannabis-derived profits in 2020 generated by the acquisition of the KPGs in Illinois and ARL in Massachusetts, coupled with improved collections on trade accounts receivable, and offset primarily by the increase cannabis inventory due to expanded cannabis operations.

Investing Activities

Net cash used in investing activities in 2020 approximated $4.5 million, compared to approximately $12.5 million in 2019. The year-over-year decrease in the use of cash was due to the investments in Healer, MHWC, MediTaurus and another cannabis entity in 2019. No similar investments were made in 2020. The year-over-year decrease is also due to reduced property and equipment purchases in 2020.

Financing Activities

Net cash provided by financing activities in 2020 approximated $3.3 million, compared to approximately $33.3 million in 2019. The Company raised approximately $21.4 million from debt financings in 2020, offset by approximately $17.4 million of promissory note and mortgage repayments during the year. In 2019, the Company raise approximately $32.1 million in the aggregate with no repayments of debt.

The proceeds from the aforementioned financings were used to execute on the Company’s strategy to become a fully integrated multistate operator of seed-to-sale cannabis operations, to continue the development of its regulated facilities, to pay down its debt, to expand its branded licensing business, and for working capital purposes.

(21)

Results of Operations

Year ended December 31, 2020 compared to year ended December 31, 2019

Total revenues in 2020 approximated $50.9 million compared to approximately $45.6 million in 2019, an increase of approximately $5.3 million or 11.6%. As discussed in Note 20 – Related Party Transactions within the audited financial statements at December 31, 2020, the Company generated approximately $29.0 million of revenues in 2019 from the sale of large quantities of hemp seed inventory to GenCanna, a related party (the “Seed Transactions”). Such revenues were fully reserved at December 31, 2019, as a result of GenCanna’s filing under Chapter 11 as discussed in Note 21 – Commitments and Contingencies within the audited financial statements.

Excluding the Seed Transactions, core revenues in 2020 grew to approximately $50.9 million from approximately $16.6 million in 2019, an increase of approximately $34.3 million or 207.1%. The year-over-year increase was due to aggregate cannabis sales in 2020 of approximately $39.4 million generated by the Company’s cannabis-licensee acquisitions of the KPGs in Illinois and ARL in Massachusetts. The cannabis sales were offset by decreases in procurement revenue and management fees charged to Kind, the Company’s cannabis-licensed client in Maryland, and with whom the Company is currently engaged in litigation.

Cost of revenues in 2020 approximated $19.6 million compared to approximately $26.9 million in 2019, a decrease of approximately $7.3 million or 27.3%. The year-over-year variance was primarily attributable to the cost of seeds incurred by the Company in 2019 of approximately $20.8 million as part of the Seed Transactions. Excluding the Seed Transactions, cost of revenues in 2020 increased to approximately $19.6 million from approximately $6.2 million in 2019. As a percentage of revenue, these costs increased slightly to 38.5% in 2020 from 37.1% in 2019, primarily due a non-recurring cost increase of approximately $1.8 million due to the expansion of the Company’s cultivation capacity in Massachusetts.

As a result of the foregoing, gross profit approximated $31.3 million, or 61.5% of total revenues in 2020, from approximately $18.7 million, or 41.0% of total revenues in 2019. Excluding the Seed Transactions, gross profit increased to approximately $31.3 million in 2020 from approximately $10.4 million for the same period a year ago, an increase of approximately $20.9 million or 200.6%.

Personnel expenses increased to approximately $5.5 million in 2020 from approximately $3.8 million in 2019. The increase was primarily due to the hiring of additional staff to support (i) higher levels of revenue, and (ii) the Company’s expansion into a direct owner and operator of seed-to-sale cannabis businesses. As a percentage of revenues excluding the Seed Transactions, personnel expenses dropped significantly to 10.8% in 2020 from to 23.2% in 2019.

Marketing and promotion costs increased slightly to approximately $411,000 in 2020 from approximately $370,000 in 2019. As a percentage of revenues excluding the Seed Transactions, these costs fell to 0.8% in 2020 from 2.2% in 2019.

General and administrative costs increased to approximately $9.9 million in 2020 from approximately $8.8 million in 2019. This increase is primarily due to taxes paid on the Company’s cannabis operations, and higher depreciation expenses and facility costs on additional properties owned and in service in 2020. As a percentage of revenues excluding the Seed Transactions, these costs fell significantly to 19.5% in 2020 from 53.2% in 2019.

Bad debt expense decreased to approximately $982,000 in 2020 from approximately $44.5 million in 2019. As discussed in Note 18 – Bad Debts within the audited financial statements, in 2019, the Company reserved receivables of approximately $29.0 associated with the Seed Transactions, and aggregate amounts due from (i) Kind of approximately $11.2 million, in light of the current litigation between the Company and Kind, and Harvest of approximately $2.1 million, based on the expected impact of the pandemic. In 2020, the Company increased the reserve against amounts owed from Kind and Harvest.

In 2019, the Company wrote off approximately $2.7 million of goodwill associated with its acquisitions of MediTaurus as discussed in Note 3 – Acquisitions within the audited financial statements. No goodwill was written off in 2020.

As a result of the foregoing, the Company generated operating income of approximately $14.5 million in 2020 compared to an operating loss of approximately $41.5 million in 2019. Excluding the Seed Transactions, the Company generated operating income of approximately $14.5 million in 2020 compared to an operating loss of approximately $20.8 million in 2019, a positive swing of approximately $35.3 million.

Net non-operating expenses decreased to approximately $10.0 million in 2020 from approximately $40.3 million in 2019. The decrease is primarily due to the approximate $30.2 million write-down in 2019 of the Company’s investment in GenCanna.

As a result of the foregoing, the Company generated income before income taxes of approximately $4.5 million in 2020, compared to a loss before income taxes of approximately $81.8 million in 2019. After a tax provision of approximately $2.1 million in 2020 and approximately $67,000 in 2019, net income was approximately $2.4 million in 2020, compared to a net loss of approximately $81.9 million in 2019, a positive swing of approximately $84.3 million.

(22)

Non-GAAP Measurements

In addition to the financial information reflected this report, which is prepared in accordance with GAAP, the Company is providing two additional financial measurements that are not defined by GAAP – EBITDA and EBITDA Excluding GenCanna (defined below). The Company is providing these non-GAAP financial measurements as a supplement to the preceding discussion of the Company’s financial results,

The Company’s management uses these non-GAAP measurements to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, and to evaluate its financial performance and liquidity. The presentation of these non-GAAP measurements is not intended to be considered in isolation or as a substitute for the financial information prepared in accordance with GAAP.

Management believes that investors and analysts benefit from considering these non-GAAP measurements in assessing the Company’s financial results and its ongoing business as it allows for meaningful comparisons and analysis of trends in the business. These non-GAAP measurements are used by many investors and analysts themselves, along with other metrics, to compare financial results across accounting periods and to those of peer companies.

Management believes EBITDA is a useful measure to assess the performance and liquidity of the Company as it provides meaningful operating results by excluding the effects of expenses that are not reflective of its operating business performance. Management defines EBITDA as net income (loss) before interest, income taxes, depreciation, and amortization.

Management believes EBITDA Excluding GenCanna is another useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of the Company’s investment in GenCanna, the Seed Transactions, and GenCanna’s Chapter 11 filing. Management believes that it is appropriate to exclude these items as they are not indicative of the Company’s ongoing operating business performance.

As there are no standardized methods of calculating these non-GAAP measurements, the Company’s calculations may differ from those used by others, and accordingly, the use of these measurements may not be directly comparable to similarly titled measures used by others. Accordingly, these non-GAAP measurements are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Reconciliation of EBITDA and EBITDA Excluding GenCanna (Non- GAAP Measurements) To Net Income (Loss)

The table below reconciles Net Income (Loss) to EBITDA and EBITDA Excluding GenCanna for year ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(Unaudited)
Net income (loss)	$2,429,267	$(81,880,925)

Interest expense, net	9,654,130	12,251,154
Income taxes	2,067,049	67,157
Depreciation and amortization	2,182,092	1,196,606
EBITDA	16,332,538	(68,366,008)
Exclude effects of GenCanna:
Profit on Seed Transactions	-	(8,204,248)
Reserve against GenCanna accounts receivable	-	29,029,249
Loss on investment in GenCanna	-	30,229,315

EBITDA Excluding GenCanna (Loss)	$16,332,538	$(17,311,692)

The EBITDA Excluding GenCanna for the year ended December 31, 2020 approximated $16.3 million compared with an EBITDA Excluding GenCanna Loss of approximately $17.3 million for the year ended December 31, 2019, an improvement of approximately $33.6 million. The primary contributors to this improvement were the completion of the consolidations of Illinois and Massachusetts core cannabis operations in 2020 as part of the Company’s Consolidation Plan. The Illinois acquisition was completed in the fall of 2019 and the Massachusetts operations opened in late 2019 and reached full production capacity in mid-2020. Other factors contributing to the improvement in performance include (i) the opening of a third cannabis dispensary in Illinois in September 2020, (ii) introduction of recreational cannabis sales in Massachusetts in January 2020, and (iii) opening of the Middleborough dispensary in Massachusetts in March 2020, and (iv) growth in the Company’s managed operations.

(23)

2021 Plans

For 2021, the Company’s focus will to be on the following key areas:

1)	Subject to the applicable state approvals, continue the execution of its Consolidation Plan.

2)	Identify and open two new dispensary locations in Massachusetts that can service both the medical and adult-use marketplaces.

3)	Open a fourth dispensary location in Illinois, to be located in the city of Metropolis.

4)	Increase sales and profits in Delaware by expanding cultivation and processing facilities.

5)	Complete the acquisition of Maryland and proceed with a plan to expand the cultivation and processing facilities as well as adding a dispensary location.

6)	Drive licensing fees through the expansion of the Company’s Nature’s Heritage™ branded flower and popular infused-product brands Betty’s Eddies® and Kalm Fusion® into the Company’s owned and managed facilities, and with strategic partners into additional markets. Expand the exclusively licensed Tropizen® and Binske® brands.

7)	Identify acquisition opportunities in other states.

No assurances can be given that any of these plans will come to fruition or that if implemented will necessarily yield positive results.

The following transactions occurred in early 2021:

Financing Transaction

In March 2021, the Company entered into a securities purchase agreement with Hadron Healthcare Master Fund (“Hadron”) with respect to a financing facility of up to $46.0 million in exchange for newly-designated Series C convertible preferred stock of the Company and warrants to purchase the Company’s common stock.

At the closing of the transaction in March 2021, Hadron purchased $23.0 million of Units at a price of $3.70 per Unit. Each Unit is comprised of one share of Series C preferred stock and a four-year warrant to purchase two and one-half shares of common stock. Accordingly, the Company issued to Hadron 6,216,216 shares of Series C preferred stock and warrants to purchase up to an aggregate of 15,540,540 shares of common stock. Each share of Series C preferred stock is convertible, at Hadron’s option, into five shares of common stock, and each warrant is exercisable at an exercise price of $1.087 per share. The warrants shall be subject to early termination if certain milestones are attained and the market value of the Company’s common stock reaches certain predetermined levels.

In connection with the closing of the transaction, the Company filed a certificate of designation with respect to the rights and preferences of the Series C convertible preferred stock. Such stock is zero coupon, non-voting. and has a liquidation preference equal to its investment amount plus declared but unpaid dividends. Holders of Series C convertible preferred stock are entitled to receive dividends on an as-converted basis.

Of the $23.0 million of proceeds received by the Company in March 2021, approximately (i) $7.8 will fund construction and upgrades of certain of the Company’s owned and managed facilities, and (ii) $15.2 million was used to pay down debt and obligations, comprised of the $4.4M Notes, the $1M Note, the New $3M Note, the $5.8M Note, the Existing Notes, a portion of the Third Party Notes (all referred to in Note 11 – Debt), and a portion of the Due To Related Parties balance discussed in Note 20 – Related Party Transactions.

The balance of the committed facility of up to an additional $23.0 million is intended to fund the Company’s specific targeted acquisitions provided such acquisitions are contracted in 2021 and consummated, including obtaining the necessary regulatory approvals, no later than the end of 2022. Such funds shall be provided by Hadron on the same aforementioned terms as the initial proceeds.

Provided that as at least 50% of the shares of Series C convertible preferred stock remain outstanding, the holders shall have the right to appoint one observer to the Company’s board and to each of its board committees, and appoint a member to the Company’s board if and when a seat becomes available, at which time the observer roles shall terminate.

The transaction imposes certain covenants on the Company with respect to the incurrence of new indebtedness, the issuance of additional shares of any designation of preferred stock, and the payment of distributions.

Lease Agreement

In February 2021, the Company entered into a five-year lease agreement for a 12,000 square foot premises located in Wilmington, DE which the Company intends to develop into a cannabis production facility with offices, and sublease to its cannabis-licensed client in this state. The lease contains an option to negotiate an extension at the end of the lease term.

(24)

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

(25)

Recent Accounting Pronouncements

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

(26)

ITEM 8. FINANCIAL STATEMENTS.

(27)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MariMed Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MariMed Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As discussed in Note 2 to the financial statements, when another party is involved in providing goods or services to the Company’s clients, a determination is made as to who is acting in the capacity as the principal in the sales transaction.

Auditing management’s evaluation of agreements with customers involves significant judgment, given the fact that some agreements require management’s evaluation of principal versus agent.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

Inventory

As discussed in Notes 2 & 8, the Company allocates a certain percentage of overhead cost to its manufactured inventory.

Auditing management’s allocation of overhead involves significant judgements and estimates to determine the proper allocation.

To evaluate the appropriateness of the allocation of overhead to inventory, we evaluated management’s significant judgments and estimates in what parts of overhead should be included and the allocation of these costs.

Notes Payable & Long-term Debt

As discussed in Notes 11 & 12, the Company borrows funds through the use of convertible notes payable that contain a conversion price and contained warrants.

Auditing management’s valuation of debt involves significant judgements and estimates given the terms of the notes include attached warrants.

To evaluate the valuation of the attached warrants, we evaluated management’s significant judgments and estimates. Significant judgement and estimates related to the valuation of the debt discounts include fair valuing of warrants which involve significant estimates of volatility, grant terms, risk-free rates and the use of historical trading data. We evaluated management’s conclusions regarding their fair values and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness. In addition, we evaluated the Company’s disclosure in relation to this matter included in Notes 11 & 12 to the financial statements.

Mezzanine Equity

As discussed in Note 13, the Company has issued and outstanding Series B Convertible Preferred Shares that contain redemption rights, cumulative fixed rate interest, voting rights and conversion rights.

Auditing management’s evaluation of the preferred shares involves significant judgements and estimates in determining the proper classification of the preferred shares that include both debt and equity qualities.

To evaluate the appropriateness and accuracy of the classification of the preferred shares, we evaluated management’s assessment of the debt and equity like characteristics.

M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, TX

March 23, 2021

(28)

MariMed Inc.

Consolidated Balance Sheets

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$2,999,053	$738,688
Accounts receivable, net	6,675,512	1,669,139
Deferred rents receivable	1,940,181	1,796,825
Note receivable, current portion	658,122	311,149
Inventory	6,830,571	1,219,429
Investments	1,357,193	1,449,144
Other current assets	582,589	192,368
Total current assets	21,043,221	7,376,742

Property and equipment, net	45,636,529	42,792,369
Intangibles, net	2,228,560	2,364,042
Investments	1,165,788	1,324,661
Note receivable, less current portion	965,008	1,639,496
Right-of-use assets under operating leases	5,247,152	5,787,423
Right-of-use assets under finance leases	78,420	111,103
Other assets	80,493	175,905
Total assets	$76,445,171	$61,571,741

Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$5,044,918	$4,719,069
Accrued expenses	3,621,269	5,395,996
Notes payable, net	8,859,175	23,112,742
Mortgages payable	1,387,014	223,888
Debentures payable, net	1,032,448	-
Operating lease liabilities	1,008,227	917,444
Finance lease liabilities	38,412	38,412
Due to related parties	1,157,815	1,454,713
Other current liabilities	1,077,333	858,176
Total current liabilities	23,226,611	36,720,440

Notes payable, less current portion, net	10,682,234	-
Mortgages payable, less current portion	14,744,136	7,112,842
Debentures payable, less current portion, net	-	5,835,212
Operating lease liabilities, less current portion	4,822,064	5,399,414
Finance lease liabilities, less current portion	44,490	75,413
Other liabilities	100,200	100,200
Total liabilities	53,619,735	55,243,521

Mezzanine equity:
Series B convertible preferred stock, $0.001 par value; 4,908,333 and zero shares authorized, issued and outstanding at December 31, 2020 and 2019, respectively	14,725,000	-

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 50,000,000 shares authorized at December 31, 2020 and 2019; zero shares issued or outstanding at December 31, 2020 and 2019	-	-
No designation preferred stock, $0.001 par value; 45,091,667 and zero shares authorized at December 31, 2020 and 2019, respectively; zero shares issued and outstanding at December 31, 2020 and 2019	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized at December 31, 2020 and 2019; 314,418,812 and 228,408,024 shares issued and outstanding at December 31, 2020 and 2019, respectively	314,419	228,408
Common stock subscribed but not issued; 11,413 and 3,236,857 shares at December 31, 2020 and 2019, respectively	5,365	1,168,074
Additional paid-in capital	112,974,329	112,245,730
Accumulated deficit	(104,616,538)	(106,760,527)
Noncontrolling interests	(577,139)	(553,465)
Total stockholders’ equity	8,100,436	6,328,220
Total liabilities, mezzanine equity, and stockholders’ equity	$76,445,171	$61,571,741

See accompanying notes to consolidated financial statements.

(29)

MariMed Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019

Revenues	$50,895,151	$16,575,395
Revenues from related party	-	29,029,249
Total revenues	50,895,151	45,604,644

Cost of revenues	19,570,257	26,902,916

Gross profit	31,324,894	18,701,728

Operating expenses:
Personnel	5,501,756	3,841,725
Marketing and promotion	410,626	369,577
General and administrative	9,899,367	8,818,929
Bad debts	982,488	44,539,820
Goodwill write-downs	-	2,662,669
Total operating expenses	16,794,237	60,232,720

Operating income (loss)	14,530,657	(41,530,992)

Non-operating income (expenses):
Interest expense	(9,810,475)	(12,718,952)
Interest income	156,345	467,798
Loss on debt settlements	(44,678)	(5,180)
Earnings (losses) of equity investments	98,813	(30,334,503)
Change in fair value of investments	(349,638)	(640,856)
Other	(84,708)	2,948,917
Total non-operating expenses, net	(10,034,341)	(40,282,776)

Income (loss) before income taxes	4,496,316	(81,813,768)
Provision for income taxes	2,067,049	67,157
Net income (loss)	$2,429,267	$(81,880,925)

Net income (loss) attributable to noncontrolling interests	$285,278	$(696,206)
Net income (loss) attributable to MariMed Inc.	$2,143,989	$(81,184,719)

Net income (loss) per share
Basic	$0.01	$(0.39)
Diluted	$0.01	$(0.39)

Weighted average common shares outstanding
Basic	266,980,197	208,720,496
Diluted	324,160,525	208,720,496

See accompanying notes to consolidated financial statements.

(30)

MariMed Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2018	211,013,043	$211,013	97,136	$169,123	$87,180,165	$(25,575,808)	$(220,032)	$61,764,461
Sales of common stock	1,014,995	1,015	-	-	2,748,985	-	-	2,750,000
Common stock issued for acquisitions	2,520,000	2,520	-	-	2,468,317	-	837,002	3,307,839
Common stock issued for investments	500,000	500	-	-	1,589,500	-	-	1,590,000
Common stock issued to settle obligations	172,663	173	-	-	125,871	-	-	126,044
Issuance of subscribed shares	97,136	97	(97,136)	(169,123)	169,026	-	-	-
Stock grants	108,820	109	32,726	29,438	193,601	-	-	223,148
Amortization of stock option grants	-	-	-	-	1,457,684	-	-	1,457,684
Amortization of stand-alone warrant issuances	-	-		-	391,932	-	-	391,932
Exercise of options	3,061,808	3,062	200,000	22,000	422,438			447,500
Exercise of warrants	686,104	686	-	-	611,755	—		612,441
Discount on debentures payable	-	-	-	-	1,148,056	-	-	1,148,056
Discount on promissory notes	-	-	-	-	605,780	-	-	605,780
Beneficial conversion feature on debentures payable	-	-	-	-	4,235,469	-	-	4,235,469
Conversion of debentures payable	6,798,339	6,798	3,004,131	1,116,636	7,852,486	-	-	8,975,920
Settlement of promissory notes	2,435,116	2,435	-	-	1,044,665	-	-	1,047,100
Distributions	-	-	-	-	-	-	(474,229)	(474,229)
Net income (loss)	-	-	-	-	-	(81,184,719)	(696,206)	(81,880,925)
Balances at December 31, 2019	228,408,024	$228,408	3,236,857	$1,168,074	$112,245,730	$(106,760,527)	$(553,465)	$6,328,220
Issuance of subscribed shares	3,236,857	3,237	(3,236,857)	(1,168,074)	1,164,837	-	-	-
Stock grants	97,797	98	11,413	5,365	15,996	-	-	21,459
Stock forfeitures	(1,297,447)	(1,297)	-	-	1,297	-	-	-
Exercise of stock options	550,000	550	-	-	75,450	-	-	76,000
Amortization of option grants	-	-	-	-	969,136	-	-	969,136
Issuance of stand-alone warrants	-	-	-	-	2,179	-	-	2,179
Issuance of warrants attached to debt	-	-	-	-	708,043	-	-	708,043
Discount on debentures payable	-	-	-	-	28,021	-	-	28,021
Beneficial conversion feature on debentures payable	-	-	-	-	379,183	-	-	379,183
Conversion of debentures payable	77,766,559	77,766	-	-	9,997,522	-	-	10,075,288
Conversion of common stock to preferred stock	(4,908,333)	(4,908)	-	-	(14,720,092)	-	-	(14,725,000)
Conversion of promissory notes	2,525,596	2,525	-	-	457,525	-	-	460,050
Extinguishment of promissory notes	3,639,759	3,640	-	-	910,302	-	-	913,942
Common stock issued to settle obligations	4,400,000	4,400	-	-	739,200	-	-	743,600
Distributions	-	-	-	-	-	-	(308,952)	(308,952)
Net income (loss)	-	-	-	-	-	2,143,989	285,278	2,429,267
Balances at December 31, 2020	314,418,812	$314,419	11,413	$5,365	$112,974,329	$(104,616,538)	$(577,139)	$8,100,436

The above statements do not show columns for Series A Convertible Preferred Stock and

No Designation Preferred Stock as the balances are zero and there is no activity in the periods presented.

See accompanying notes to consolidated financial statements.

(31)

MariMed Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss) attributable to MariMed Inc.	$2,143,989	$(81,184,719)
Net income (loss) attributable to noncontrolling interests	285,278	(696,206)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,791,610	999,106
Asset writeoff	84,708	-
Amortization of intangibles	390,481	197,500
Amortization of stock grants	21,459	223,148
Amortization of option grants	969,136	1,457,684
Amortization of stand-alone warrant issuances	2,179	391,932
Amortization of warrants attached to debt	1,090,754	2,455,964
Amortization of beneficial conversion feature	3,243,446	5,242,483
Amortization of original issue discount	339,791	183,867
Goodwill write-downs	-	2,662,669
Bad debt expense	982,488	44,539,820
Loss on equity issued to settle obligations	44,678	5,180
Loss (earnings) on equity investments	(98,813)	30,334,503
Change in fair value of investments	349,638	640,856
Changes in operating assets and liabilities:
Accounts receivable	(5,988,861)	(37,701,009)
Deferred rents receivable	(143,356)	299,559
Due from third parties	9,937	1,355,746
Inventory	(5,611,142)	(495,394)
Other current assets	(390,221)	(63,815)
Other assets	95,412	(92,981)
Accounts payable	1,071,660	632,471
Accrued expenses	2,419,155	3,436,024
Deferred rents payable	-	(105,901)
Operating lease payments	53,706	529,434
Finance lease interest payments	4,034	(6,414)
Other current liabilities	219,157	858,176
Other liabilities	-	(238,000)
Net cash provided by (used in) operating activities	3,380,303	(24,138,317)

Cash flows from investing activities:
Purchase of property and equipment	(4,687,795)	(9,668,521)
Purchase of cannabis licenses	(255,000)	(308,815)
Acquisitions	-	(211,823)
Investment in notes receivable	-	(2,680,000)
Receipts on notes receivable	479,630	211,989
Due from related parties	-	119,781
Net cash used in investing activities	(4,463,165)	(12,537,389)

Cash flows from financing activities:
Issuance of common stock	-	2,750,000
Issuance of promissory notes	6,549,763	19,760,000
Payments on promissory notes	(12,371,149)	-
Proceeds from issuance of debentures	935,000	9,600,000
Proceeds from mortgages	13,897,282	-
Payments on mortgages	(5,102,862)	(200,081)
Exercise of stock options	76,000	97,500
Exercise of warrants	-	612,441
Due to related parties	(296,898)	1,178,402
Finance lease principal payments	(34,957)	(13,954)
Distributions	(308,952)	(474,229)
Net cash provided by financing activities	3,343,227	33,310,079

Net change to cash and cash equivalents	2,260,365	(3,365,627)
Cash and cash equivalents at beginning of period	738,688	4,104,315
Cash and cash equivalents at end of period	$2,999,053	$738,688

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,267,199	$1,294,810
Cash paid for income taxes	$1,171,324	$52,126

Non-cash activities:
Conversion of debentures receivable	$10,075,288	$30,000,000
Exchange of common stock to preferred stock	$14,725,000	$-
Conversion of accrued interest to promissory notes	$3,908,654	$-
Issuance of common stock associated with subscriptions	$1,168,074	$169,123
Common stock issued to settle debt	$913,942	$1,047,100
Common stock issued to settle obligations	$698,922	$120,864
Conversions of promissory note	$460,050	$-
Discount on promissory notes	$708,043	$605,780
Beneficial conversion feature on debentures payable	$379,183	$4,235,469
Discount on debentures payable	$28,021	$1,148,056
Operating lease right-of-use assets and liabilities	$-	$7,251,837
Finance lease right-of-use assets and liabilities	$-	$172,605
Conversions of debentures payable	$-	$8,975,920
Common stock issued for acquisitions	$-	$2,470,840
Common stock issued for investments	$-	$1,590,000
Harvest payment	$-	$1,000
Conversion of notes receivable to investment	$-	$257,687
Conversion of advances to notes receivable	$-	$855,913
Exercise of options via the reduction of obligation	$-	$350,000
Cashless exercise of stock options	$-	$1,762
Reclass of accrued interest from notes payable	$-	$127,450
Reclass of accrued interest from debentures payable	$-	$62,748

See accompanying notes to consolidated financial statements.

(32)

MariMed Inc.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MariMed Inc. (the “Company”) is a multi-state operator in the United States cannabis industry. The Company develops, operates, manages, and optimizes over 300,000 square feet of state-of-the-art, regulatory-compliant facilities for the cultivation, production and dispensing of medicinal and recreational cannabis. The Company also licenses its proprietary brands of cannabis and hemp-infused products, along with other top brands, in several domestic markets and overseas.

Upon its entry into the cannabis industry in 2014, the Company was an advisory firm that procured state-issued cannabis licenses on behalf of its clients, developed cannabis facilities which it leased to these newly-licensed companies, and provided industry-leading expertise and oversight in all aspects of their cannabis operations. The Company also provided its clients with as ongoing regulatory, accounting, real estate, human resources, and administrative services.

In 2018, the Company made the strategic decision to transition from a consulting business to a direct owner of cannabis licenses and operator of seed-to-sale operations (hereinafter referred to as the “Consolidation Plan”). The Consolidation Plan calls for the acquisition of its cannabis-licensed clients located in Delaware, Illinois, Maryland, Massachusetts, and Nevada. In addition, the Consolidation Plan includes the potential acquisition of a Rhode Island asset. All of these acquisition are subject to state approval, and once consolidated, the entities will operate under the MariMed banner.

To date, acquisitions of the licensed businesses in Massachusetts and Illinois have been completed and establish the Company as a fully integrated seed-to-sale multi-state operator, The acquisitions of the remaining entities located in Maryland, Nevada, and Delaware are at various stages of completion and subject to each state’s laws governing the ownership transfer of cannabis licenses, which in the case of Delaware requires a modification of current cannabis ownership laws to permit for-profit ownership. Meanwhile, the Company continues to expand these businesses and maximize the Company’s revenue from rental income, management fees, and licensing royalties.

A goal in completing this transition from a consulting business to a direct owner of cannabis licenses and operator of seed-to-sale operations is to present a simpler, more transparent financial picture of the full breadth of the Company’s efforts, with a clearer representation of the revenues, earnings, and other financial metrics the Company has generated for its clients. The Company has played a key role in the successes of these entities, from the securing of their cannabis licenses, to the development of facilities that are models of excellence, to providing operational and corporate guidance. Accordingly, the Company believes it is well suited to own these facilities and manage the continuing growth of their operations.

The Company has also created its own brands of cannabis flower, concentrates, and precision-dosed products utilizing proprietary strains and formulations. These products are developed by the Company in cooperation with state-licensed operators who meet the Company’s strict standards, including all natural—not artificial or synthetic—ingredients. The Company licenses its brands and product formulations only to certified manufacturing professionals who follow state cannabis laws and adhere to the Company’s precise scientific formulations and trademarked product recipes.

The Company’s proprietary cannabis genetics produce flowers and concentrates under the brand name Nature’s Heritage™, and cannabis-infused products under the brand names Kalm Fusion®, in the form of chewable tablets and drink powder mixes, and the award-winning1 Betty’s Eddies® brand of all natural fruit chews. Both cannabis-infused brands are top selling products in Maryland and Massachusetts2 and the Company intends to introduce additional products under these brands in 2021. The Company’s brand of hemp-infused cannabidiol (“CBD”) products, Florance™, is distributed in the US and abroad.

The Company also has exclusive sublicensing rights in certain states to distribute the Binske® line of cannabis products crafted from premium artisan ingredients, the Healer™ line of medical full-spectrum cannabis tinctures, and the clinically tested medicinal cannabis strains developed in Israel by global medical cannabis research pioneer Tikun Olam™. The Company intends to continue licensing and distributing its brands as well as other top brands in the Company’s current markets and in additional legal markets worldwide.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The spread of the virus in the United States and the measures implemented to contain it—including business shutdowns, indoor capacity restrictions, social distancing, and diminished travel—have negatively impacted the economy and have created significant volatility and disruption in financial markets. Consequently, the Company’s implementation of its aforementioned Consolidation Plan has been delayed. Additionally, while the cannabis industry has been deemed an essential business, and is not expected to suffer severe declines in revenue, the Company’s business, operations, financial condition, and liquidity have been impacted, as further discussed in this report.

The Company’s stock is quoted on the OTCQX market under the ticker symbol MRMD.

The Company was incorporated in Delaware in January 2011 under the name Worlds Online Inc. Initially, the Company developed and managed online virtual worlds. By early 2014, this line of business effectively ceased operating, and the Company pivoted into the legal cannabis industry.

1 Awards won by the Company’s Betty’s Eddies® brand include LeafLink 2020 Industry Innovator, Explore Maryland Cannabis 2020 Edible of the Year, and LeafLink 2019 Best Selling Medical Product.

2 Source: LeafLink Insights 2020.

(33)

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company maintained a reserve of approximately $40.0 million and $39.7 million at December 31, 2020 and 2019, respectively. Please refer to Note 16 – Bad Debts for further discussion on receivable reserves.

(34)

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

The Company’s main sources of revenue are comprised of the following:

●	Product Sales – direct sales of cannabis and cannabis-infused products by the Company’s dispensary and wholesale operations in Massachusetts and Illinois, and sales of hemp and hemp-infused products by the Company’s hemp division. In 2019, this division participated in one-time sales of acquired hemp seed inventory, as further explained in Note 17 – Related Party Transactions. Future product sales are expected to include the Company’s planned cannabis-licensee acquisitions in Maryland, Nevada, and Delaware (upon this state’s amendment to permit for-profit ownership of cannabis entities). This revenue is recognized when products are delivered or at retail points-of-sale.

●	Real Estate – rental income and additional rental fees generated from leasing of the Company’s state-of-the-art, regulatory-compliant cannabis facilities to its cannabis-licensed clients. Rental income is generally a fixed amount per month that escalates over the respective lease terms, while additional rental fees are based on a percentage of tenant revenues that exceed specified amounts.

●	Management – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production, and dispensary operations. These fees are based on a percentage of such clients’ revenue, and are recognized after services have been performed.

●	Supply Procurement – the Company maintains volume discounts with top national vendors of cultivation and production resources, supplies, and equipment, which the Company acquires and resells to its clients or third parties within the cannabis industry. The Company recognizes this revenue after the delivery and acceptance of goods by the purchaser.

●	Licensing – revenue from the sale of precision-dosed, cannabis-infused products—such as Kalm Fusion®, Nature’s Heritage™, and Betty’s Eddies®—to regulated dispensaries throughout the United States and Puerto Rico. The recognition of this revenue occurs when the products are delivered.

(35)

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

The estimated useful lives of property and equipment are generally as follows: buildings and building improvements, forty years; tenant improvements, the remaining duration of the related lease; furniture and fixtures, seven to ten years; machinery and equipment, ten years. Land is not depreciated.

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

For the years ended December 31, 2020 and 2019, based on the results of management’s impairment analyses, there were no impairment losses.

Leases

The consolidated financial statements reflect the Company’s adoption of ASC 842, Leases, as amended by subsequent accounting standards updates, utilizing the modified retrospective transition approach which was applied to all of the Company’s leases on the effective date of January 1, 2019.

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

(36)

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

	2020	2019
Life of instrument	0.8 to 4.3 years	1.5 to 4.0 years
Volatility factors	1.059 to 1.180	1.039 to 1.106
Risk-free interest rates	0.26% to 1.3%	1.42% to 2.28%
Dividend yield	0%	0%

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

(37)

Income Taxes

The Company uses the asset and liability method to account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income tax assets and liabilities are recorded for the future tax consequences of differences between the tax basis and financial reporting basis of assets and liabilities, measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the years ended December 31, 2020 and 2019.

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

As of December 31, 2020 and 2019, there were 26,722,918 and 18,051,357, respectively, of potentially dilutive securities in the form of outstanding options and warrants. Also as of such dates, there were (i) $1.3 million and $10.0 million, respectively, of outstanding convertible debentures payable, and (ii) $350,000 of outstanding convertible promissory notes in both years. All of these potentially dilutive securities are convertible into common stock is based on either (i) a predetermined price, subject to adjustment, or (ii) the market value of common stock on or about the future conversion date.

For the year ended December 31, 2020, all such potentially dilutive securities were convertible into approximately 57.2 million net shares of common stock, which were included in the number of weighted average common shares outstanding on a diluted basis, and in the calculation of diluted net income per share for this period as shown in the statement of operations. For the year ended December 31, 2019, the potentially dilutive securities had an anti-dilutive effect on earnings per share, and in accordance with ASC 260, were excluded from the diluted net income per share calculations, resulting in identical basic and fully diluted net income per share for this period.

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

(38)

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

Going Concern

In connection with the preparation of its financial statements for the years ended December 31, 2020 and 2019, the Company’s management evaluated the Company’s ability to continue as a going concern in accordance with the ASU 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40), which requires an assessment of relevant conditions or events, considered in the aggregate, that are known or reasonably knowable by management on the issuance dates of the financial statements which indicated the probable likelihood that the Company will be unable to meet its obligations as they become due within one year after the issuance date of the financial statements.

As part of its evaluation, management assessed known events, trends, commitments, and uncertainties, which included the profitability of the Company and the cash flow generated by its operations, the amount of capital recently and/or in the process of being raised, the current level of investment within the cannabis industry, the stock price movement of public cannabis companies, the actions and/or financial results of certain bellwether cannabis companies, the measure of cannabis investor confidence, and the changes to state laws with respect to adult-use recreational and medical cannabis use.

For the year ended December 31, 2020, operating income increased to approximately $14.5 million compared to an operating loss of approximately $41.5 million in 2019. In addition, working capital at December 31, 2020 improved by approximately $27.2 million from the previous year.

Subsequent to December 31, 2020, the Company consummated a financing transaction for up to $46.0 million of proceeds in exchange for newly-designated Series C convertible preferred stock of the Company and warrants to purchase the Company’s common stock. Initial proceeds of $23.0 million received in March 2021 were used to pay down debt, and will be used to upgrade certain of the Company’s owned and managed facilities. The balance of the available proceeds will fund the completion of the Company’s Consolidation Plan. This transaction is further discussed in Note 22 – Subsequent Events.

Based on its evaluation, coupled with the aforementioned operating results and financing transaction, management believes that it has completely mitigated the circumstance that led to a doubt with respect to the Company’s ability to continue as a going concern which existed at the time of the filing of the Company’s prior year’s report.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

(39)

NOTE 3 – ACQUISITIONS

KPG of Anna LLC and KPG of Harrisburg LLC

Effective October 1, 2019, the Illinois Department of Financial and Professional Regulation approved the Company’s acquisition of (i)100% of the ownership interests of KPG of Anna LLC and KPG of Harrisburg LLC, the Company’s two cannabis-licensed clients that operate medical marijuana dispensaries in the state of Illinois (both entities collectively, the “KPGs”), and (ii) the 40% ownership interests not already owned by the Company of Mari Holdings IL LLC, the Company’s subsidiary that owns the real estate in which the KPGs’ dispensaries are located (“Mari-IL”). On such date, 1,000,000 shares of the Company’s common stock, representing the entire purchase price, were issued to the sellers of the KPGs and Mari-IL, and these entities became wholly-owned subsidiaries of the Company.

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

Since the date of acquisition, the KPGs have contributed approximately $30.7 million of revenue and $6.8 million of pretax income.

Consolidated unaudited pro forma results of operations for the Company are presented below for the year ended December 31, 2019 assuming this October 2019 acquisition had occurred at January 1, 2019, the beginning of the reporting period of these financial statements. Consolidated results are unchanged for the year ended December 31, 2020.

Total revenues	$48,444,052

Net income (loss)	$(81,705,403)

Net income (loss) per share	$(0.39)

Pro forma financial information is not necessarily indicative of the Company’s actual results if the transaction had been completed during the periods reflected above, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or costs savings that the Company would have been able to achieve.

The Harvest Foundation LLC

In August 2019, the Company entered into a purchase agreement to acquire 100% of the ownership interests of The Harvest Foundation LLC (“Harvest”), the Company’s cannabis-licensed client in the state of Nevada. The acquisition is conditioned upon legislative approval of the transaction. At this time, the state has paused the processing of cannabis license transfers, without indicating when it will resume. Upon the resumption of these activities and the ensuing approval by the state, the Company expects to consummate this transaction whereby the operations of Harvest will be consolidated into the Company’s financial statements.

The purchase price is comprised of the issuance of (i) 1,000,000 shares of the Company’s common stock, in the aggregate, to two owners of Harvest, which as a good faith deposit, were issued upon execution of the purchase agreement, (ii) $1.2 million of the Company’s common stock at closing, based on the closing price of the common stock on the day prior to legislative approval of the transaction, and (iii) warrants to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the day prior to legislative approval of the transaction. The issued shares were recorded at par value. Such shares are restricted and will be returned to the Company in the event the transaction does not close by a date certain.

Kind Therapeutics USA Inc.

In the fall of 2016, the members of Kind Therapeutics USA Inc., the Company’s cannabis-licensed client in Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis (“Kind”), and the Company agreed to a partnership/joint venture whereby Kind would be owned 70% by the Company and 30% by the members of Kind, subject to approval by the Maryland Medical Cannabis Commission (“MMCC”). Prior to finalizing the documents confirming the partnership/joint venture, in December 2018, the Company and the members of Kind negotiated and entered into a memorandum of understanding (“MOU”) for the Company to acquire 100% of the membership interests of Kind. The MOU provides for a total purchase price of $6.3 million in cash, 2,500,000 shares of the Company’s common stock, and other consideration. The acquisition is subject to approval by the MMCC, which will be applied for following the resolution of the litigation with Kind discussed below.

Also in December 2018, (i) MariMed Advisors Inc., the Company’s wholly owned subsidiary, and Kind entered into a management services agreement to provide Kind with comprehensive management services in connection with the business and operations of Kind (“the MSA”), and (ii) Mari Holdings MD LLC, the Company’s majority-owned subsidiary, entered into a 20-year lease with Kind for Kind’s utilization of the Company’s 180,000 square foot cultivation and production facility in Hagerstown, MD (“the Lease”), which the Company purchased, designed, and developed for occupancy and use by Kind commencing in late 2017. Additionally, in October 2019, Mari Holdings MD LLC purchased a 9,000 square foot building in Anne Arundel County, MD, which is currently under constructions, for the development of a dispensary which would be leased to Kind.

In 2019, the members of Kind sought to renegotiate the terms of the MOU and has subsequently sought to renege on both the original partnership/joint venture and the MOU. The Company engaged with Kind in good faith in an attempt to reach updated terms acceptable to both parties, however Kind failed to reciprocate in good faith, resulting in an impasse. Incrementally, both parties through counsel further sought to resolve the impasse, however such initiative resulted in both parties commencing legal proceedings. As a result, the consummation of this acquisition has been delayed and may not ultimately be completed. The litigation is further discussed in Note 21 – Commitments and Contingencies.

(40)

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

Pursuant to the purchase agreement, the Company acquired 70% of MediTaurus on June 1, 2019. The purchase price was $2.8 million, comprised of cash payments totaling $720,000 and 520,000 shares of the Company’s common stock valued at $2,080,000. The Company expects to complete the acquisition of the remining 30% of MediTaurus in April 2021.

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

Based on a valuation of MediTaurus in late 2019, the goodwill recorded in connection with the transaction was written off.

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

(41)

NOTE 4 – INVESTMENTS

At December 31, 2020 and 2019, the Company’s investments were comprised of the following:

	2020	2019
Current investments:
Flowr Corp. (formerly Terrace Inc.)	$1,357,193	$1,449,144
Total current investments	$1,357,193	$1,449,144

Non-current investments:
MembersRSVP LLC	1,165,788	1,066,975
Chooze Corp.	-	257,686
Total non-current investments	1,165,788	1,324,661
Total investments	$2,522,981	$2,773,805

Flowr Corp. (formerly Terrace Inc.)

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

In December 2020, Flowr Corp. (TSX.V: FLWR; OTC: FLWPF), a Toronto-headquartered cannabis company with operations in Canada, Europe, and Australia (“Flowr”), acquired Terrace. Under the terms of the deal, each shareholder of Terrace received 0.4973 of a share in Flowr for each Terrace share held.

During the years ended December 31, 2020 and 2019, the decrease in fair value of this investment of approximately $92,000 and $141,000, respectively, was included in Change In Fair Value Of Investments on the statement of operations.

MembersRSVP LLC

In August 2018, the Company invested $300,000 and issued 378,259 shares of its common stock, valued at approximately $915,000, in exchange for a 23% ownership in MembersRSVP LLC (“MRSVP”), an entity that has developed cannabis-specific customer relationship management software, branded under the name Sprout.

(42)

During the years ended December 31, 2020 and 2019, the investment was accounted for under the equity method. Accordingly, the Company recorded earnings of approximately $99,000 in 2020, and a charge of approximately $105,000 in 2019, based on the Company’s equity in MRSVP’s net income and losses during such periods. Since the Company’s initial investment in 2018 of approximately $1,215,000, the Company had recorded cumulative equity in net losses of approximately $49,000, reducing the carrying value of the investment to approximately $1,166,000 at December 31, 2020.

In January 2021, the Company and MRSVP entered into an agreement whereby the Company assigned and transferred membership interests comprising an 11% ownership in MRSVP in exchange for a release from all further obligation by the Company to make future investments or payments and certain other non-monetary consideration. Following the interest transfer, the Company’s ownership interest in MRSVP was reduced to 12% on a fully diluted basis.

As part of the agreement, the Company relinquished its right to appoint a member to the board of MRSVP. In light of the Company no longer having the ability to exercise significant influence over MRSVP, the investment shall no longer be accounted for under the equity method—the Company’s share of MRSVP’s future earnings or losses shall not be recorded, and the earnings and losses previously recorded will remain part of the carrying amount of the investment.

Chooze Corp.

In January 2019, the entire principal and accrued interest balance of a note receivable of approximately $258,000 from Chooze Corp., a private company operating in the cannabis industry (“Chooze”), was converted into a 2.7% equity interest in Chooze. In accordance with ASC 321, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. Accordingly, the investment was carried at its cost until June 2020 when the investment was fully reserved due to the Company’s determination that the investment was impaired. This reserve in 2020 of approximately $258,000 was included in Change In Fair Value Of Investments on the statement of operations.

GenCanna Global Inc.

In February 2019, the Company converted $30.0 million of convertible debentures purchased from GenCanna Global Inc., a Kentucky-based cultivator, producer, and distributor of hemp and CBD (“GenCanna”), plus unpaid accrued interest through the conversion date of approximately $229,000, into common stock of GenCanna equal to a 33.5% ownership interest in GenCanna on a fully diluted basis.

In late January 2020, an involuntary bankruptcy proceeding under Chapter 11 was filed against GenCanna USA, GenCanna’s wholly-owned operating subsidiary, with the U.S. Bankruptcy Court in the Eastern District of Kentucky (the “Bankruptcy Court”). In February 2020, GenCanna USA, under pressure from certain of its creditors including MGG Investment Group LP, GenCanna’s senior lender (“MGG”), agreed to convert the involuntary bankruptcy proceeding into a voluntary Chapter 11 proceeding. In addition, GenCanna and GenCanna USA’s subsidiary, Hemp Kentucky LLC (collectively with GenCanna and GenCanna USA, the “GenCanna Debtors”), filed voluntary petitions under Chapter 11 in the Bankruptcy Court.

As the aforementioned proceedings had occurred prior to the Company’s filing of its financial statements for the year ended December 31, 2019, the Company recorded a charge to net income of approximately $30.2 million in December 2019, reflected in Earnings (Losses) on Equity Investments on the statement of operations, which reduced the carrying value of this investment to zero. Please refer to Note 21 – Commitments and Contingencies for additional discussion of GenCanna’s bankruptcy proceedings.

Iconic Ventures Inc.

In December 2018, the Company purchased a 10% ownership interest in Iconic Ventures Inc., a private company that had created unique solution for cannabinoid vaporization (“Iconic”), for an aggregate cash payment of $500,000. The Company was not given any board representation, nor did it have the ability to exert operational or financial control over the entity.

In 2019, the Company wrote off the investment after an impairment review. The charge of $500,000 was included in Change In Fair Value Of Investments on the statement of operations.

Binske®

In July 2019, the Company entered into a licensing agreement for the exclusive manufacturing and distribution in seven eastern U.S. states of the Binske® portfolio of products, a brand known for utilizing best-in-class proprietary strains and craft ingredients in its edibles, concentrates, vaporizers, and topicals. In consideration for the license and other rights, the Company agreed to pay a royalty of 10.0% to 12.5% of gross revenue, as defined, derived from the sale of Binske® products, subject to an annual minimum royalty. No gross revenue was generated as of December 31, 2020 and 2019.

(43)

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

The Company leases the following owned properties:

●	Delaware – a 45,000 square foot facility purchased in September 2016 and developed into a cannabis cultivation, processing, and dispensary facility which is leased to a cannabis-licensed client under a triple net lease that commenced in 2017 and expires in 2035.

●	Maryland – a 180,000 square foot former manufacturing facility purchased in January 2017 and developed by the Company into a cultivation and processing facility which is leased to a licensed cannabis client under a triple net lease that commenced 2018 and expires in 2037.

●	Massachusetts – a 138,000 square foot industrial property of which approximately half of the available square footage is leased to a non-cannabis manufacturing company under a lease that commenced in 2017 and expires in 2022.

●	Illinois – two 3,400 square foot free-standing retail dispensaries in the cities of Anna and Harrisburg and leased to the KPGs, each under a 20-year lease that commenced in 2018. With the acquisition of the KPGs as disclosed in Note 3 – Acquisitions, this lease was eliminated upon the consolidation of the KPGs in October 2019. Accordingly, the rental receipts on such leases have been removed from the table of future minimum rental receipts below.

The Company subleases the following property:

●	Delaware – 4,000 square feet of retail space in a multi-use building space which the Company developed into a cannabis dispensary and is subleased to its cannabis-licensed client under a under a triple net lease expiring in 2021 with a five-year option to extend.

As of December 31, 2020 and 2019, cumulative fixed rental receipts under such leases approximated $13.9 million and $9.5 million, respectively, compared to revenue recognized on a straight-line basis of approximately $15.8 million and $11.3 million. Accordingly, the deferred rents receivable balances at December 31, 2020 and 2019 approximated $1.9 million and $1.8 million, respectively.

Future minimum rental receipts for non-cancelable leases and subleases as of December 31, 2020 were:

2021	$4,667,497
2022	4,590,656
2023	4,292,769
2024	4,348,027
2025	4,412,299
Thereafter	39,578,055
Total	$61,889,303

In February 2021, the Company entered into a five-year lease agreement for a 12,000 square foot premises located in Wilmington, DE which the Company intends to develop into a cannabis production facility with offices, and sublease to its cannabis-licensed client in this state. The lease contains an option to negotiate an extension at the end of the lease term.

(44)

NOTE 7 – NOTES RECEIVABLE

At December 31, 2020 and 2019, notes receivable were comprised of the following:

	2020	2019
First State Compassion Center	$468,985	$527,261
Healer LLC	899,226	846,985
High Fidelity Inc.	254,919	252,873
Maryland Health & Wellness Center Inc.	-	323,526
Total notes receivable	1,623,130	1,950,645
Notes receivable, current portion	658,122	311,149
Notes receivable, less current portion	$965,008	$1,639,496

The Company’s cannabis-licensed client in Delaware, First State Compassion Center, issued a 10-year promissory note to the Company in May 2016 in the amount of $700,000 bearing interest at a rate of 12.5% per annum, as amended. The monthly payments of approximately $10,000 will continue through April 2026, at which time the note will be fully paid down. At December 31, 2020 and 2019, the current portion of this note was approximately $66,000 and $58,000, respectively, and was included in Notes Receivable, Current Portion on the respective balance sheets.

From August 2018 to June 2019, the Company loaned an aggregate of $800,000 to Healer LLC (“Healer”), an entity that provides cannabis education, dosage programs, and products developed by Dr. Dustin Sulak, an integrative medicine physician and nationally renowned cannabis practitioner. Healer issued promissory notes to the Company for the aggregate amount loaned that bear interest at 6% per annum, with principal and interest payable on maturity dates three years from the respective loan dates. At December 30, 2020, the current portion of this loan approximated $337,000. No portion was current at December 31, 2019. In March 2021, the Company was issued a revised promissory note from Healer replacing the previous promissory notes on these loans as discussed in Note 22 – Subsequent Events.

In August 2019, the Company loaned $250,000 to High Fidelity Inc., a company that owns and operates two seed-to sale medical marijuana facilities in the state of Vermont and produces its own line of CBD products. The note bears interest at a rate of 10.0% per annum, with interest-only month payments through its extended maturity in June 2021.

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

(45)

NOTE 8 – INVENTORY

At December 31, 2020 and 2019, inventory was comprised of the following:

	2020	2019
Plants	$3,352,425	$395,167
Ingredients and other raw materials	176,338	225,620
Work-in-process	468,377	80,476
Finished goods	2,833,431	518,166
Total inventory	$6,830,571	$1,219,429

The anticipated year-over-year increase of inventory is based on the Company’s implementation of its aforementioned Consolidation Plan whereby it is transitioning from a management and advisory firm in the cannabis space, to a cannabis licensee and direct owner of cannabis cultivation, manufacturing, and dispensary operations.

NOTE 9 – PROPERTY AND EQUIPMENT

At December 31, 2020 and 2019, property and equipment consisted of the following:

	2020	2019
Land	$3,988,810	$3,887,710
Buildings and building improvements	29,309,856	27,063,235
Tenant improvements	8,844,974	7,762,991
Furniture and fixtures	619,880	299,645
Machinery and equipment	4,620,924	4,086,691
Construction in progress	3,140,807	2,827,940
	50,525,251	45,928,212
Less: accumulated depreciation	(4,888,722)	(3,135,843)
Property and equipment, net	$45,636,529	$42,792,369

During the years ended December 31, 2020 and 2019, additions to property and equipment approximated $4.7 million and $9.7 million, respectively.

The 2020 additions were primarily comprised of (i) construction in Mt. Vernon, IL, and (ii) machinery and equipment purchases for facilities in Massachusetts, Maryland, Illinois, and Delaware. The 2019 additions consisted primarily of (i) the commencement of construction in Milford, DE and Annapolis, MD, (ii) the continued buildout of properties in Hagerstown, MD, New Bedford, MA, and Middleborough, MA, and (ii) improvements to the Wilmington, DE and Las Vegas, NV properties.

During 2020, the Company disposed of an asset with a cost of approximately $91,000 and accumulated depreciation through the disposal date of approximately $6,000. The loss on disposal of approximately $85,000 is reflected in Other Non-Operating Expenses in the statement of operations at September 30, 2020. There were no disposals in 2019.

The 2020 and 2019 construction in progress balances of approximately $3.1 million and $2.8 million, respectively, consisted of the commencement of construction of properties in Milford, DE and Annapolis, MD.

Depreciation expense for the year ended December 31, 2020 and 2019 approximated $1.8 million and $1.0 million, respectively.

(46)

NOTE 10 – INTANGIBLES

At December 31, 2020 and 2019, intangible assets were comprised of (i) the carrying value of cannabis license fees, and (i) goodwill arising from the Company’s acquisition of the KPGs and Mari-IL as discussed in Note 3 – Acquisitions.

The Company’s cannabis licenses are issued from the states of Illinois and Massachusetts and require the payment of annual fees. These fees, comprised of a fixed component and a variable component based on the level of operations, are capitalized and amortized over the respective twelve-month periods. At December 31, 2020 and 2019, the carrying value of these cannabis licenses approximated $161,000 and $296,000, respectively.

The goodwill associated with the acquisition of the KPGs and Mari-IL is reviewed on a quarterly basis for impairment. Since the date of acquisition, the KPGs have contributed approximately $30.7 million of revenue and $6.8 million of pretax income. Based on this and other factors, the goodwill of approximately $2.1 million at December 31, 2020 and 2019 was deemed to be unimpaired.

NOTE 11 – DEBT

Mortgages Payable

At December 31, 2020 and 2019, mortgage balances, including accrued but unpaid interest, were comprised of the following:

	2020	2019
Bank of New England – Massachusetts properties	$12,834,090	$4,825,226
Bank of New England – Delaware property	1,575,658	1,682,275
DuQuoin State Bank – Illinois properties	814,749	829,229
South Porte Bank – Illinois property	906,653	-
Total mortgages payable	16,131,150	7,336,730
Mortgages payable, current portion	(1,387,014)	(223,888)
Mortgages payable, less current portion	$14,744,136	$7,112,842

In November 2017, the Company entered into a 10-year mortgage agreement with Bank of New England in the amount of $4,895,000 (the “Initial Mortgage”) for the purchase of a 138,000 square foot industrial property in New Bedford, Massachusetts, within which the Company has built a 70,000 square foot cannabis cultivation and processing facility. Pursuant to the Initial Mortgage, the Company made monthly payments of (i) interest-only from the mortgage date through May 2019 at a rate equal to the prime rate plus 2%, with a floor of 6.25% per annum, and (ii) principal and interest payments from May 2019 to July 2020 at a rate equal to the prime rate on May 2, 2019 plus 2%, with a floor of 6.25% per annum. In July 2020, at which time the Initial Mortgage had a remaining principal balance of approximately $4.8 million, the parties consummated an amended and restated mortgage agreement, secured by the Company’s properties in New Bedford and Middleboro in the amount of $13.0 million bearing interest at a rate of 6.5% per annum that matures in August 2025 (the “Refinanced Mortgage”). Proceeds from the Refinanced Mortgage were used to pay down the Initial Mortgage and approximately $7.2 million of promissory notes as further described below. The outstanding principal balance of the Refinanced Mortgage approximated $12.8 million on December 31, 2020, of which approximately $335,000 was current. The outstanding principal balance of the Initial Mortgage approximated $4.8 million at December 31, 2019, of which approximately $94,000 was current.

The Company maintains another mortgage with Bank of New England for the 2016 purchase of a 45,070 square foot building in Wilmington, Delaware which was developed into a cannabis seed-to-sale facility and is currently leased to the Company’s cannabis-licensed client in that state. The mortgage matures in 2031 with monthly principal and interest payments at a rate of 5.25% per annum through September 2021, and thereafter the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25% per annum. At December 31, 2020 and 2019, the outstanding principal balance on this mortgage was approximately $1,576,000 and $1,682,000, respectively, of which approximately $114,000 and $105,000, respectively, was current.

(47)

In May 2016, the Company entered into a mortgage agreement with DuQuoin State Bank (“DSB”) for the purchase of two properties which the Company developed into two 3,400 square foot free-standing retail dispensaries in Illinois. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined by DSB’s executive committee. The mortgage was renewed in May 2020 at a rate of 6.75% per annum. At December 31, 2020 and 2019, the outstanding principal balance on this mortgage was approximately $815,000 and $829,000 respectively, of which approximately $31,000 and $24,000, respectively, was current.

In February 2020, the Company entered into a mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, IL. Pursuant to two amendments to the mortgage agreement, the Company is making interest-only monthly payments at a rate of 5.5% per annum through amended maturity date of March 31, 2021.

Notes Payable

In February 2020, pursuant to an exchange agreement as further described in Note 13 – Mezzanine Equity, the Company issued two promissory notes in the aggregate principal amount of approximately $4.4 million, bearing interest at 16.5% per annum and maturing in August 2021 (the “$4.4M Notes”), in exchange for a loan in the same amount. The Company has the right to extend the maturity date through February 2022 upon payment of an extension fee equal to 2.5% of the principal amount of the loan. As of December 31, 2020, no principal payments were made on the $4.4M Notes and unpaid accrued interest through such date approximated $186,000.

In June 2019, the Company and MariMed Hemp, its wholly-owned subsidiary, issued a secured promissory note in the principal amount of $10.0 million (the “$10M Note”) to an unaffiliated party (the “Noteholder”). The proceeds from the $10M Note were used to finance a portion of the purchases of hemp seed inventory that was sold to GenCanna (the “Seed Transactions”) as further discussed in Note 20 – Related Party Transactions. The $10M Note provided for the repayment of principal plus a payment of $1.5 million (the “$1.5M Payment”) on the maturity date of January 31, 2020. Such payment was charged to interest expense over the life of the $10M Note.

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

The Company entered into an amendment agreement with the Noteholder in February 2020, whereby the Company and MariMed Hemp issued an amended and restated promissory note maturing in June 2020 in the principal amount of $11,500,000 (the “$11.5M Note”), comprised of the principal amount of the $10M Note and the $1.5M Payment. The $11.5M Note bore interest at a rate of 15% per annum, requiring periodic interest payments and minimum amortization payments of $3,000,000 in the aggregate, which the Company made in the first half of 2020.

The Company entered into a second amendment agreement with the Noteholder in June 2020, whereby (i) $352,000 of outstanding principal of the $11.5M Note was converted into 1,900,000 shares of the Company’s common stock (which did not result in a material extinguishment gain or loss as the conversion price was near the price of the Company’s common stock on the agreement date), and (ii) the Company and MariMed Hemp issued a second amended and restated promissory note in the principal amount of approximately $8.8 million (the “$8.8M Note”), comprised of the outstanding principal and unpaid interest balances of the $11.5M Note, plus an extension fee of approximately $330,000. In addition, the Company issued three-year warrants to the Noteholder to purchase 750,000 shares of common stock at an exercise price of $0.50 per share. The fair value of these warrants on the issuance date of approximately $66,000 was recorded as a discount to the $8.8M Note, to be amortized to interest expense over the life of the $8.8M Note.

(48)

The $8.8M Note bears interest at a rate of 15% per annum, matures in June 2022, and required a minimum amortization payment of $4,000,000 in July 2020, which the Company paid with a portion of proceeds of the Refinanced Mortgage discussed earlier in this footnote. The Company can prepay all, or a portion, of the outstanding principal and unpaid interest of the $8.8M Note, however if any prepayment is made prior to December 25, 2021, the Company shall be required to pay a prepayment premium equal to 10% of the principal amount being prepaid. The Noteholder has the right to require the redemption of up to $250,000 of principal and unpaid interest thereon per calendar month (the “Discretionary Monthly Redemptions”), which shall be paid in common stock if certain defined conditions of the $8.8M Note and of the Company’s common stock are met, or else in cash. As of December 31, 2020, the Company paid Discretionary Monthly Redemptions of $600,000 in the aggregate, and accrued interest through such date of approximately $405,000, all in cash. Accordingly, the carrying value of the $8.8M Note was approximately $4.2 million at December 31, 2020.

The $8.8M Note is secured by a first priority security interest in the assets of certain of the Company’s subsidiaries and brands, and a pledge of the Company’s ownership interest in certain of its subsidiaries. The Noteholder has the option to convert the $8.8M Note, in whole or in part, into shares of the Company’s common stock at a conversion price of $0.30, subject to certain conversion limitations. This non-detachable conversion feature of the $8.8M Note had no intrinsic value on the agreement date, and therefore no beneficial conversion feature arose. The $8.8M Note imposes certain covenants on the borrowers, all of which were complied with as of December 31, 2020.

In April 2019, MariMed Hemp issued a secured promissory note in the principal amount of $1,000,000 (the “$1M Note”) to an unaffiliated party. The proceeds of the $1M Note were used to finance a portion of the Seed Transactions as further discussed in Note 20 – Related Party Transactions. The $1M Note is secured by the collateral assignment of certain receivables from GenCanna and certain obligations of GenCanna to MariMed Hemp. The principal balance plus a payment of $180,000, initially due in December 2019, was extended to March 2020 in accordance with the terms of the $1M Note, requiring an additional payment of $30,000 (the “$30,000 Fee”). Prior to the extended due date, the parties agreed that the $1M Note would continue on a month-to-month basis bearing interest at a rate of 15% per annum. In September 2020, the Company paid down $500,000 of principal on the $1M Note. At December 31, 2020, the outstanding balance consisted of $500,000 of principal and approximately $467,000 of unpaid accrued interest which included the $30,000 Fee.

In March 2019, the Company raised $6.0 million through the issuance of a secured promissory note (the “$6M Note”) to an unaffiliated party (the “Holding Party”) bearing interest at a rate of 13% per annum and a service fee of $900,000 (the “Service Fee”). The proceeds of the note were used to finance a portion of the Seed Transactions as further discussed in Note 20 – Related Party Transactions. The $6M Note is secured by the collateral assignment of certain receivables from and obligations of GenCanna to MariMed Hemp. The $6M Note’s initial maturity date of December 31, 2019 was extended to April 2020 in accordance with its terms, with the Company paying a $300,000 extension fee in December 2019 which was charged to interest expense.

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

In September 2018, the Company raised $3.0 million from the issuance of a secured promissory note to the Holding Party, bearing interest at a rate of 10% per annum (the “$3M Note”, and together with the $6M Note, the “Initial Notes”). The maturity date of the $3M Note, initially in March 2020, was extended for an additional six months in accordance with its terms, with the interest rate increasing to 12% per annum during the extension period. Pursuant to the Initial Extension Agreement, the maturity date of the $3M Note was extended to December 2020. The Company may elect to prepay the $3M Note in whole or part without premium or penalty provided the Holding Party is given proper notice and the Company is not in default of the note agreement.

In consideration of the Initial Extension Agreement, the Company (i) paid the Holding Party a fee of $50,000, (ii) extended the security interest in the Company’s properties in Maryland to secure each note held by the Holding Party, and (iii) granted the Holding Party certain security interests in equity interests held by the Company. Each of the notes held by the Holding Party provides for cross-default and imposes certain covenants on the Company, all of which were complied with as of December 31, 2020.

(49)

As part of the $3M Note transaction, the Company issued three-year warrants to the Holding Party’s designees to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The Company recorded a discount on the $3M Note of approximately $1,511,000 from the allocation of note proceeds to the warrants based on the fair value of such warrants on the issuance date. Approximately $882,000 of the warrant discount was amortized to interest expense during 2018, and the remaining $629,000 was amortized during 2019. Accordingly, the carrying value of the Initial Notes was $9 million and unpaid accrued interest was approximately $1.5 million at December 31, 2019.

In October 2020, the Company and the Holding Party entered into a second note extension agreement (the “Second Extension Agreement”) whereby the Company (i) paid $1 million of principal and all outstanding accrued interest of approximately $333,000 on the $6.8M Note; (ii) issued an amended and restated senior secured promissory note in the principal amount of $5,845,000 (the “$5.8M Note”) to replace the $6.8M Note; and (iii) amended and restated the $3M Note (the “New $3M Note”, and together with the $5.8M Note, the “Amended Notes”).

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

In consideration of the Second Extension Agreement, the Company (i) issued four-year warrants to the Holding Party’s designees to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share; (ii) paid the Holding Party a fee of $100,000; and (iii) extended the security interest in certain Company properties and the pledge of certain equity interests to secure the Amended Notes. The Company recorded a discount on the Amended Notes of approximately $573,000 based on the fair value of such warrants on the issuance date, of which approximately $75,000 was amortized as of the end of 2020, and the remainder to be amortized over the life of the Amended Notes. Accordingly, the carrying value of the Amended Notes approximated $8.3 million at December 31, 2020, of which $1.9 million was current.

In addition to the above transactions, the Company (i) was carrying $1,380,000 of principal on promissory notes at the start of the reporting period (the “Existing Notes”), and (ii) raised $2,100,000 and $2,760,000 during the year ended December 31, 2020 and 2019, respectively, from the issuance of promissory notes to accredited investors bearing interest at rates ranging from 6.5% to 18% per annum, and maturing in 2021 (the “Third Party Notes”). During 2019, $950,000 of the Existing Notes was retired by the Company through the issuance of common stock at a conversion price equal to the market price of the Company’s common stock on the conversion date of $0.43 per share. No Existing Notes were retired in 2020. Of the Third Party Notes, in 2020, $2,800,000 was repaid and $500,000 was retired through the issuance of common stock at a conversion price equal to the market price of the Company’s common stock on the conversion date of $0.32 per share; no Third Party Notes were retired in 2019. Accordingly, at December 31, 2020 and 2019, $430,000 of the Existing Notes were outstanding in both years, and $1,560,000 and $2,760,000, respectively, of the Third Party Notes were outstanding.

In March 2021 the Company paid down the $4.4M Notes, the $1M Note, the New $3M Note, the $5.8M Note, the Existing Notes, and a portion of the Third Party Notes from the proceeds of the financing transaction further discussed in Note 22 – Subsequent Events.

(50)

Debt Maturities

As of December 31, 2020, the aggregate scheduled maturities of the Company’s total debt outstanding, inclusive of the promissory notes and mortgages described within this Note 11 – Debt, and the convertible debentures described in the following Note 12 – Debentures Payable, were:

2021	$11,546,190
2022	11,673,153
2023	549,894
2024	582,913
2025	623,190
Thereafter	12,497,217
Total	37,472,557
Less discounts	(767,550)
$36,705,007

NOTE 12 – DEBENTURES PAYABLE

In a series of transactions from the period October 2018 through February 2020, the Company sold an aggregate of $21.0 million of convertible debentures (the “$21M Debentures”) to an accredited investor pursuant to an amended securities purchase agreement (the “SPA”). The following table as of December 31, 2020 summarizes the purchase dates and selected terms of each debenture transaction that comprises the $21M Debentures:

Issue Date	Maturity Date	Initial Principal	Interest Rate	Issue Discount	Warrant Discount	Beneficial Conv. Feature	Converted To Common Stk.	Outstanding Principal
10/17/18	10/16/20	$5,000,000	6.0%	1.0%	$457,966	$1,554,389	$5,000,000	$-
11/07/18	11/06/20	5,000,000	6.0%	1.0%	599,867	4,015,515	5,000,000	-
05/08/19	05/07/21	5,000,000	6.0%	1.0%	783,701	2,537,235	5,000,000	-
06/28/19	06/27/21	2,500,000	0.0%	7.0%	145,022	847,745	2,200,000	300,000
08/20/19	08/19/21	2,500,000	0.0%	7.0%	219,333	850,489	2,500,000	-
02/21/20	02/20/21	1,000,000	6.5%	6.5%	28,021	379,183	-	1,000,000

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

In conjunction with the issuance of the $21M Debentures, the Company issued the Holder three-year warrants to purchase an aggregate of 1,354,675 shares of the Company’s common stock at exercise prices ranging from $0.75 to $5.50 per share, of which warrants to purchase 180,000 shares of common stock at an exercise price of $0.75 were issued in 2020. The fair value of the warrants of approximately $2.2 million was recorded as a discount to the carrying amount of the $21M Debentures and are amortized to interest expense over the respective term of the individual debentures comprising the $21M Debentures.

(51)

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

The Holder converted, in several transactions from November 2018 through December 2020, an aggregate of $19.7 million of principal and approximately $777,000 of accrued interest into 88,093,390 shares of common stock at conversion prices ranging from $0.11 to $3.06 per share. Of these conversions, (i) during 2020 an aggregate of $9.7 million of principal and approximately $365,000 of accrued interest was converted into 77,766,559 shares of common stock at exercise prices ranging from $0.11 and $0.34 per share, and (ii) during 2019, an aggregate of $8.6 million of principal and approximately $376,000 of accrued interest was converted into 6,798,339 shares of common stock and subscriptions on 3,004,131 shares of common stock at exercise prices ranging from $0.37 and $3.06 per share during 2019.

All of the aforementioned conversions were effected in accordance with the terms of the respective convertible debenture agreement, and therefore the Company was not required to record a gain or loss on such conversions.

During the year ended December 31, 2020 and 2019, amortization of the beneficial conversion features, after adjustment for the aforementioned conversions, approximated $3.2 million and $5.2 million, respectively; amortization of the warrant discounts approximated $805,000 and $1.3 million respectively; and the amortization of original issue discounts approximated $321,000 and $184,000, respectively. Additionally, accrued interest expense for such periods approximated $224,000 and $513,000, respectively.

At December 31, 2020, the aggregate outstanding principal balance of the $21M Debentures was $1.3 million. Also on such date, the unamortized balances of the beneficial conversion features, the warrant discounts, and original issue discounts were approximately $177,000, $39,000, and $52,000, respectively. Accordingly, at December 31, 2020, the carrying value of the $21M Debentures approximated $1.0 million, all of which was current.

At December 31, 2019, the aggregate outstanding principal balance on the $21M Debentures was $10.0 million. Also on such date, the unamortized balances of the beneficial conversion features, the warrant discounts, and original issue discounts were approximately $3.0 million, $817,000, and $307,000, respectively. Accordingly, at December 31, 2019, the carrying value of the $21M Debentures approximated $5.8 million, all of which was long term.

(52)

NOTE 13 – MEZZANINE EQUITY

In February 2020, the Company entered into an exchange agreement with two institutional shareholders (the “TIS Exchange Agreement”) whereby the Company (i) exchanged 4,908,333 shares of the Company’s common stock previously acquired by the two institutional shareholders for an equal number of shares of newly designated Series B convertible preferred stock, and (ii) issued the $4.4M Notes previously discussed in Note 11 – Debt.

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

(53)

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

In February 2020, the Company filed a certificate of elimination to return all shares of the Series A convertible preferred stock to the status of authorized and unissued shares of undesignated preferred stock. Concurrent with this filing, the Company also filed a certificate of designation to designate the rights and preferences of newly authorized Series B convertible preferred stock, shares of which were issued in February 2020 as discussed in Note 13 – Mezzanine Equity.

In March 2021, upon the closing of the financing transaction discussed in Note 22 – Subsequent Events, the Company filed a certificate of designation with respect to the rights and preferences of newly-issued Series C convertible preferred stock. Such stock is zero coupon, non-voting, and has a liquidation preference equal to its investment amount plus declared but unpaid dividends. Holders of Series C convertible preferred stock are entitled to receive dividends on an as-converted basis.

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

In 2019, the Company sold 1,014,995 shares of common stock at prices of $0.70 and $3.25 per share, resulting in total proceeds of $2,750,000. No common stock was sold in 2020.

In 2020 and 2019, the Company issued 4,400,000 and 172,663 shares of common stock, respectively, to settle obligations of approximately $699,000 and $121,000, respectively. Based on the price of the Company’s common stock on the dates of issuance, the Company incurred non-cash losses on these settlements of approximately $45,000 in 2020 and $5,000 in 2019 which were reflected under Loss On Debt Settlements on the statement of operations.

In 2020, the Company granted 109,210 shares of common stock to a current employee. The fair value of the shares of approximately $21,000 was charged to employee compensation during the period. Of these granted shares, 11,413 were yet to be issued at December 31, 2020 and were reflected in Common Stock Subscribed But Not Issued on the balance sheet. In 2019, the Company granted 141,546 shares of common stock to employees. The fair value of these shares of approximately $223,000 was charged to employee compensation during the period. Of these granted shares, 32,726 were yet to be issued at December 31, 2019 and were included in Common Stock Subscribed But Not Issued on the balance sheet.

In 2020 and 2019, the Company issued 3,236,857 and 97,136 shares of common stock, respectively, associated with previously issued subscriptions on common stock with a value of approximately $1,168,000 and $169,000, respectively.

In 2020, (i) 90,000 shares of common stock granted to employees, and (ii) 1,297,447 shares of common stock issued from the exercise of stock options by a related party, were forfeited by the holders of such common stock. The Company recorded these returned shares at par value. No common stock forfeitures occurred in 2019.

As previously disclosed in Note 3 – Acquisitions, the Company issued in 2019 (i) 1,000,000 shares of common stock in connection with the acquisition of the KPGs and Mari-IL, (ii) 1,000,000 shares of common stock as a good faith deposit on the Harvest acquisition, and (iii) 520,000 shares of common stock in connection with the acquisition of MediTaurus.

As previously disclosed in Note 4 – Investments, the Company issued 500,000 shares of common stock in 2019 to purchase a minority interest in Terrace.

As previously disclosed in Note 11 – Debt, in 2020 and 2019, the Company issued 6,165,355 and 2,435,116 shares of common stock, respectively, to retire approximately $1.4 million and $1,0 million of promissory notes (principal and accrued interest).

As previously disclosed in Note 12 – Debentures Payable, the holder of the $21M Debentures converted (i) in 2020, approximately $10.1 million of principal and interest into 77,766,559 and shares of common stock, and (ii) in 2019, approximately $9.0 million of principal and interest into 6,798,339 shares of common stock and subscriptions on 3,004,131 shares of common stock.

As further disclosed in Note 15 – Stock Options, in 2020 and 2019, 550,000 and 3,261,808 shares of common stock, respectively, were issued in connection with the exercise of stock options.

As further disclosed in Note 16 – Warrants, warrants to purchase 686,104 shares of common stock were exercised in 2019. No warrants were exercised in 2020.

(54)

Common Stock Issuance Obligations

At December 31, 2020, the Company was obligated to issue 11,413 shares of common stock, valued at approximately $5,000, in connection with a stock grant to a current employee. These shares were issued in February 2021.

At December 31, 2019, the Company was obligated to issue (i) 32,726 shares of common stock, valued at approximately $29,000, in connection with the stock grants disclosed earlier in this Note 14 – Stockholders’ Equity, (ii) 3,004,131 shares of common stock, valued at approximately $1,117,000, with respect to the December 2019 conversion of a portion of the $21M Debentures as previously disclosed in Note 12 – Debentures Payable, and (iii) 200,000 shares of common stock associated with exercise of stock options by the Company’s CEO as further disclosed in Note 20 – Related Party Transactions. These shares were issued in the first quarter of 2020.

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

(55)

NOTE 15 – STOCK OPTIONS

In 2020, the Company granted five-year options to purchase up to 4,494,500 shares of common stock at exercise prices ranging from $0.14 and $0.30 per share. The fair values of these options of approximately $501,000 in the aggregate are being amortized to compensation expense over their vesting periods, of which approximately $282,000 was amortized in 2020. Additionally, compensation expense in 2020 for options issued in previous years, and continuing to be amortized over their respective vesting periods, approximated $801,000.

In 2019, the Company granted options to purchase up to 2,565,000 shares of common stock, expiring four and five years from their grant dates, at exercise prices ranging from $0.42 to $1.95 per share. The fair values of these options of approximately $1,502,000 in the aggregate are being amortized to compensation expense over their vesting periods, of which approximately $544,000 was amortized in 2019. Additionally, compensation expense in 2019 for options issued in previous years, and continuing to be amortized over their respective vesting periods, approximated $144,000.

In 2020, options to purchase 550,000 shares of common stock were exercised at prices of $0.13 to $0.14 per share. In 2019, options to purchase 3,667,499 shares of common stock were exercised at prices ranging from $0.08 to $0.77 per share. Of these exercised options, 2,167,499 were exercised on a cashless basis with the exercise prices paid via the surrender of 405,691 shares of common stock.

In 2020 and 2019, options to purchase 200,000 and 936,251 shares of common stock, respectively, were forfeited or expired, resulting in an aggregate reduction of amortized compensation expense of approximately $113,000 and $527,000, respectively.

Stock options outstanding and exercisable as of December 31, 2020 were:

	Shares Under Option
Exercise Price per Share	Outstanding	Exercisable	Remaining Life in Years
$0.140	160,000	-	4.52
$0.149	500,000	500,000	5.00
$0.169	200,000	200,000	4.87
$0.210	70,000	-	4.90
$0.225	2,000,000	687,500	4.86
$0.250	20,000	10,000	4.41
$0.250	50,000	-	4.82
$0.250	800,000	-	4.87
$0.250	80,000	20,000	4.90
$0.250	50,000	50,000	4.17
$0.300	554,500	277,250	4.25
$0.330	50,000	50,000	0.19
$0.417	900,000	875,000	3.98
$0.450	125,000	125,000	0.75
$0.590	15,000	15,000	3.93
$0.630	300,000	300,000	1.00
$0.770	200,000	200,000	2.00
$0.900	50,000	50,000	2.36
$0.910	50,000	50,000	1.81
$0.950	50,000	50,000	2.00
$0.992	300,000	300,000	3.74
$1.000	125,000	125,000	3.84
$1.350	100,000	50,000	2.58
$1.950	375,000	375,000	2.50
$2.320	100,000	100,000	2.69
$2.450	2,000,000	2,000,000	1.98
$2.500	100,000	100,000	2.65
$2.650	200,000	200,000	2.73
$2.850	56,250	56,250	1.95
$2.850	100,000	100,000	2.95
$3.000	25,000	25,000	2.96
$3.725	100,000	100,000	2.94
	9,805,750	6,991,000

(56)

NOTE 16 – WARRANTS

During 2020, in conjunction with the $21M Debentures previously disclosed in Note 12 – Debentures Payable, the Company issued three-year warrants to purchase up to 180,000 shares of common stock at an exercise price of $0.75 per share. The fair value of these warrants on the issuance date approximated $1,148,000, of which approximately $24,000 was amortized to interest expense in 2020 and the remainder to be amortized over the term of the respective debenture.

Also during 2020, as previously disclosed in Note 11 – Debt, (i) as part of the $8.8M Note transaction, the Company issued three-year warrants to purchase up to 750,000 shares of common stock at an exercise price of $0.50 per share, and (ii) in consideration of the Second Extension Agreement, the Company issued four-year warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The fair value of these warrants on their issuance dates approximated $639,000, with approximately $90,000 of this amount amortized to interest expense in 2020 and the remainder to be amortized by the maturity dates of the respective promissory notes.

During 2019, also in conjunction with the $21M Debentures, the Company issued three-year warrants to purchase up to 850,000 shares of common stock at exercise prices of $3.00 and $5.00 per share. The fair value of these warrants on the issuance dates approximated $1,148,000, of which approximately $576,000 and $331,000 was amortized to interest expense in 2020 and 2019, respectively, and the remainder to be amortized over the term of the respective debentures.

Also during 2019, as part of the $10M Note transaction previously disclosed in Note 11 – Debt, the Company issued three-year warrants to purchase up to 375,000 shares of common stock at an exercise price of $4.50 per share. The fair value of these warrants at issuance approximated $601,000, with approximately $523,000 of this amount amortized to interest expense during 2019, and the balance amortized in 2020. Also during 2019, the Company issued four-year warrants to purchase up to 10,000 shares of common stock in conjunction with the issuance of $100,000 of the Third Party Notes discussed in Note 11 – Debt. These warrants are exercisable at a price of $0.75 per share. The fair value of these warrants at issuance of approximately $5,000 was amortized to interest expense during 2019.

The Company also issued, in 2020 and 2019, stand-alone warrants, expiring three years from issuance, to purchase up to 25,000 and 625,000 shares of common stock, respectively. at an exercise price of $0.50 in 2020, and exercise prices ranging from $0.80 to $1.71 per share in 2019. The aggregate fair values of these warrants of approximately $2,000 in 2020 and $392,000 in 2019 were charged to compensation expense in the year of issuance.

In November 2020, in accordance with the terms of the warrant agreement, the Company adjusted the exercise price from $1.80 per share to $0.11 per share of warrants to purchase up to 750,000 share of common stock previously issued in September 2018 as part of the $3M Note discussed in Note 11 – Debt. No other change was made to terms of these warrants. The Company recorded a charge of approximately $69,000 in 2020 representing the fair value of these warrants on the adjustment date. No other warrant adjustments were made by the Company.

During 2019, warrants to purchase 686,104 shares of common stock were exercised at exercise prices ranging from $0.12 to $1.75 per share, resulting in aggregate proceeds to the Company of approximately $612,000. No warrants were exercised during 2020.

During 2020, warrants to purchase 817,939 shares of common stock with exercise prices ranging from $0.40 to $2.25 per share were forfeited. No warrants were forfeited in 2019.

At December 31, 2020 and 2019, warrants to purchase up to 16,917,168 and 11,780,107 shares of common stock, respectively, were outstanding at exercise prices ranging from $0.15 to $5.50 per share in both years.

NOTE 17 – REVENUES

For the years ended December 31, 2020 and 2019, the Company’s revenues were comprised of the following major categories:

	2020	2019
Product sales	$39,400,726	$1,542,037
Product sales from related party	-	29,029,249
Real estate	6,776,697	6,836,316
Management	1,481,897	2,798,738
Supply procurement	1,549,856	3,555,555
Licensing	1,684,792	1,794,161
Other	1,183	48,588
Total revenues	$50,895,151	$45,604,644

The amount under Product Sales From Related Party shown in the table above represents the one-time revenues from the seed transactions with GenCanna, which is further disclosed in Note 20 – Related Party Transactions. Excluding these revenues, in 2020 and 2019, revenue from two clients represented 20% and 78%, respectively, of total revenues.

(57)

NOTE 18 – BAD DEBTS

The Company maintains two types of reserves to deal with uncertain collections of amounts due—an allowance against trade accounts receivable, and a reserve against cash advanced by the Company to its cannabis-licensed clients for working capital purposes (such advances, net of any collections, are referred to as working capital balances).

During 2019, the Company (i) increased the allowance against trade accounts receivable (the “AR Allowance”) by approximately $39.5 million, (ii) increased the reserve against working capital balances (the “WC Reserve”) by approximately $3.4 million, and (iii) wrote off approximately $1.6 million of notes receivable. The aggregate of these three amounts of approximately $44.5 million was charged to Bad Debts on the statement of operations for the year ended December 31, 2019.

The 2019 increase in the AR Allowance was comprised of a general allowance of $600,000 against receivable balances as they age, and specific allowances against the receivable balances due from (i) GenCanna of approximately $29.0 million following GenCanna’s Chapter 11 filing as discussed in Note 20 – Related Party Transactions, (ii) Kind of approximately $9.7 million, in light of the current litigation between the Company and Kind as further discussed in Note 21 – Commitments and Contingencies, and (iii) Harvest of approximately $239,000 based on the expected impact of the COVID-19 pandemic on Harvest’s local economy.

The 2019 increase in the WC Reserve was comprised of specific reserves against the working capital balances of Kind of approximately $1.5 million and Harvest of approximately $1.9 million.

During 2020, the Company increased the AR Allowance by approximately $500,000, and the WC Reserve by approximately $482,000. The aggregate of these two amounts of approximately $982,000 was charged to Bad Debts on the statement of operations for the year ended December 31, 2020.

The 2020 increase in the AR Allowance was comprised of increases to the specific allowances against the Kind and Harvest receivable balances of approximately $790,000 and $76,000, respectively, offset by a reduction to the general allowance of approximately $366,000. The 2020 increase in the WC Reserve was comprised of an increase to the reserves against the working capital balances of Harvest of approximately $482,000.

NOTE 19 – INCOME TAXES

At December 31, 2020 and 2019, the Company’s cumulative net operating losses were approximately $10.6 million and $26.3 million, respectively. At December 31, 2020 and 2019, the Company recorded a provision for state taxes of approximately $2.1 million and approximately $67,000, respectively. No federal provision was required at December 31, 2020 and 2019.

The reconciliations between the Company’s effective tax rates and the statutory tax rate for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
U.S federal taxes at the statutory rate	21.0%	21.0%
State taxes net of federal benefit	7.5%	6.3%
Valuation allowance	(28.5)%	(27.3)%
Total	0.0%	0.0%

The approximate income tax effect of the Company’s loss carryforwards and temporary differences at December 31, 2020 and 2019 were as follows:

	2020	2019
Deferred tax asset:
Net operating loss carryforwards	$7,613,003	$14,139,629
Allowance for doubtful accounts	28,601,392	28,854,999
Stock compensation	6,920,551	6,330,555
Loss on equity investments	21,649,421	22,375,404
Goodwill writeoffs	2,856,035	2,903,968
Change in fair value of investments	708,203	465,895
Lease payments	381,174	307,909
Deferred tax liabilities:
Depreciation	(8,375,569)	(3,941,315)
Real estate revenue	(2,502,727)	(2,550,586)
Net deferred tax asset	57,851,483	68,886,458
Valuation allowance	(57,851,483)	(68,886,458)
Total	$-	$-

(58)

Federal net operating losses carryforward indefinitely, subject to an annual limitation of 80% of taxable income, while state net operating losses expire at various dates beginning in 2031. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under IRC Section 382. The Company recorded a valuation allowance against its net deferred tax assets at December 31, 2020 and 2019 due to the uncertainty regarding the realization of such assets. The Company’s assessment of the realization of its deferred tax assets of future periods may differ in light of changing circumstances.

For the years ended December 31, 2020 and 2019, the Company’s wholly-owned subsidiaries in Illinois and Massachusetts that cultivated and manufactured cannabis and cannabis-infused products were subject to the limitations of Section 280E of the Internal Revenue Code (“Section 280E”). Section 280E denies all deductions from gross income in computing taxable income of these subsidiaries, but allows for cost of goods sold to be taken into account in the calculation of gross income. As the Company files consolidated income tax returns, the taxable income generated from these subsidiaries subject to Section 280E was offset by loss carryforwards generated by the Company’s subsidiaries not subject to Section 280E.

The Company previously adopted the provision for uncertain tax positions under ASC 740. The adoption did not have an impact on the Company’s retained earnings balance. At December 31, 2020 and 2019, the Company had no recorded liabilities for uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2017 through 2020.

(59)

NOTE 20 – RELATED PARTY TRANSACTIONS

Concurrent with the conversion of the subordinated secured convertible debentures of GenCanna disclosed in Note 4 – Investments, the Company’s CEO was appointed to GenCanna’s board of directors.

In 2019, the Company, through its MariMed Hemp subsidiary, entered into several hemp seed sale transactions with GenCanna whereby the Company acquired $20.75 million of hemp seed inventory which it sold and delivered to GenCanna for $33.2 million. The Company provided GenCanna with extended payment terms through December 2019, to coincide with the completion of the seeds’ harvest, although the payment by GenCanna was not contingent upon the success of such harvest or its yield. To partially fund the seed purchases, the Company raised $17.0 million in debt financings which is included in Notes Payable on the balance sheet and previously discussed in Note 11 – Debt.

By the end of 2019, GenCanna had not paid the amount it owed the Company for its seed purchases and in February 2020, as previously discussed in Note 4 – Investments, under pressure from certain of its creditors, the GenCanna Debtors agreed to convert a previously-filed involuntary bankruptcy proceeding into a voluntary Chapter 11 proceeding, and filed voluntary petitions under Chapter 11 in the Bankruptcy Court.

As required by the relevant accounting guidance, the Company initially recorded the $33.2 million due from GenCanna as a related party receivable, with approximately $29.0 million recognized as related party revenue, and approximately $4.2 million classified as unearned revenue (such amount representing the Company’s 33.5% ownership portion of the profit on these transactions, which was to have been recognized as revenue upon payment by GenCanna). As a result of GenCanna’s Chapter 11 proceedings, the Company fully reserved the receivable balance of approximately $29.0 million and wrote off the entire unearned revenue balance of approximately $4.2 million. Please refer to Note 21 – Commitments and Contingencies for additional discussion of GenCanna’s bankruptcy proceedings.

In 2019, the Company granted five-year options to purchase 100,000 shares of common stock to each of the Company’s three independent board members at an exercise price of $0.99. The aggregate fair value of these options approximated $191,000, of which approximately $189,000 was amortized in 2019 and the remainder in 2020. No options were granted to related parties during 2020.

In 2020, options to purchase an aggregate of 550,000 shares of common stock were exercised by the Company’s CEO, CFO, and an independent board member at exercise prices of $0.13 and $0.14 per share. In 2019, options to purchase an aggregate of 332,499 shares of common stock were exercised by the Company’s CEO and an independent board member at exercise prices of $0.08 and $0.14 per share. The independent board member’s 132,499 options were exercised on a cashless basis with the exercise prices paid via the surrender of 3,108 shares of common stock. At December 31, 2019, the shares of common stock associated with the exercise by the Company’s CEO were not issued and included in Common Stock Subscribed But Not Issued on the balance sheet.

In 2019, options to purchase 117,501 shares of common stock were forfeited by board members. No options were forfeited by related parties in 2020.

The Company’s current corporate offices are leased from a company owned by the CFO under a 10-year lease that commenced August 2018 and contains a five-year extension option. In 2020 and 2019, expenses incurred under this lease approximated $156,000 in both years.

In 2020 and 2019, the Company procured nutrients, lab equipment, cultivation supplies, a vehicle, small tools, and furniture from an entity owned by the Company’s COO and President. The aggregate purchases in 2020 and 2019 approximated $2.5 million and $3.2 million, respectively.

In 2020 and 2019, the Company paid royalties on the revenue generated from its Betty’s Eddies® product line to an entity owned by the Company’s COO and President. The aggregate royalties owed in 2020 and 2019 approximated $615,000 and $600,000, respectively.

In 2020, the Company purchased fixed assets and consulting services of approximately $938,000 in the aggregate from two entities owned by two of the Company’s general managers. The Company did not make any purchases from these two entities in 2019.

In 2020 and 2019, the Company paid management fees to an entity owned by the Company’s CEO and CFO. The aggregate paid in 2020 and 2019 approximated $41,000 and $145,000, respectively.

In 2020 and 2019, one of the Company’s majority owned subsidiaries paid distributions to the Company’s CEO and CFO, who own minority equity interests in such subsidiary. The aggregate distributed in 2020 and 2019 approximated $30,000 and $52,000, respectively.

The balance of Due To Related Parties at December 31, 2020 and 2019 of approximately $1.2 million and $1.5 million, respectively, were comprised of amounts owed of approximately (i) $460,000 and $420,000, respectively, to the Company’s CEO and CFO, (ii) $653,000 and $990,000, respectively, to companies owned by these officers, and (iii) $45,000 in both periods to a stockholder of the Company. Such amounts owed are not subject to repayment schedules.

The Company’s mortgages with Bank of New England and a portion of the Third Party Notes, as discussed in Note 11 – Debt, are personally guaranteed by the Company’s CEO and CFO.

(60)

NOTE 21 – COMMITMENTS AND CONTINGENCIES

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

The components of lease expense for the year ended December 31, 2020 were as follows:

Operating lease cost	$983,601

Finance lease cost:
Amortization of right-of-use assets	$32,683
Interest on lease liabilities	7,488
Total finance lease cost	$40,171

The weighted average remaining lease term for operating leases is 8.5 years, and for the finance lease is 2.8 years. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was 7.5% for all leases.

Future minimum lease payments as of December 31, 2020 under all non-cancelable leases having an initial or remaining term of more than one year were:

	Operating Leases	Finance Leases
2020	$1,008,227	$38,412
2021	949,535	27,123
2022	910,166	23,201
2023	835,411	3,229
2024	805,329	-
Thereafter	3,457,048	-
Total lease payments	7,965,716	$91,965
Less: imputed interest	(2,135,425)	(9,063)
	$5,830,291	$82,902

(61)

Terminated Employment Agreement

An employment agreement which commenced in 2012 with Thomas Kidrin, the former CEO of the Company, which provided Mr. Kidrin with salary, car allowances, stock options, life insurance, and other employee benefits, was terminated by the Company in 2017. At December 31, 2019 and 2018, the Company maintained an accrual of approximately $1,043,000 for any amounts that may be owed under this agreement, although the Company contends that such agreement is not valid and no amount is due.

In July 2019, Mr. Kidrin, also a former director of the Company, filed a complaint in the Massachusetts Superior Court, which alleges the Company failed to pay all wages owed to him and breached the employment agreement, and requests multiple damages, attorney fees, costs, and interest. The Company has moved to dismiss certain counts of the complaint and has asserted counterclaims against Mr. Kidrin alleging breach of contract, breach of fiduciary duty, money had and received, and unjust enrichment. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend this matter and prosecute its counterclaims.

Maryland Acquisition

As previously disclosed in Note 3 – Acquisitions, Kind has sought to renege on the MOU and the parties’ agreement to a partnership/joint venture made in the fall of 2016. The Company engaged with the members of Kind in good faith in an attempt to reach updated terms acceptable to both parties, however the members of Kind failed to reciprocate in good faith, resulting in an impasse. Incrementally, both parties through counsel further sought to resolve the impasse, however such initiative resulted in both parties commencing legal proceedings.

In November 2019, Kind commenced an action in the Circuit Court for Washington County, MD captioned Kind Therapeutics USA, Inc. vs. MariMed, Inc., et al. (Case No. C-21-CV-19-000670) asserting claims against the Company, including breach of contract, breach of fiduciary duty, unjust enrichment, and seeking an accounting and declaratory judgment and damages in excess of $75,000. On November 15, 2019, the Company filed counterclaims against Kind and a third-party complaint against the members of Kind (Jennifer DiPietro, Susan Zimmerman, and Sophia Leonard-Burns) and William Tham (the “Counterclaims”). The Counterclaims, as amended, allege breach of contract with respect to each of the partnership/joint venture agreement, the MOU, the MSA, the Lease, and the Licensing and Manufacturing Agreement (“LMA”), unjust enrichment, promissory estoppel/detrimental reliance, fraud in the inducement, breach of fiduciary duty, and seeks reformation of the MSA, a declaratory judgment regarding enforceability of the partnership/joint venture arrangement and/or the MOU, specific performance of the parties’ various contracts, and the establishment of a constructive trust for the Company’s benefit. The Counterclaims also seek damages. Both parties, MariMed (including MariMed Holdings MD, LLC and MariMed Advisors Inc.) and Kind, brought motions for a temporary restraining order and a preliminary injunction. By Opinion and Order entered on November 21, 2019, the Court denied both parties motions for a temporary restraining order. In its opinion, the Court specifically noted that, contrary to Kind’s allegations, the MSA and the Lease “appear to be independent, valid and enforceable contracts.”

A hearing on the parties’ cross-motions for preliminary injunction was held in September 2020 and November 2020. Also in November 2020, the Court granted the Company’s motion for summary judgment as to the Lease, determining that the Lease is valid and enforceable. Based on this ruling, the Company is seeking judgment at trial in the amount of approximately $5.4 million for past due rent and expenses owed by Kind under the Lease.

In December 2020, the Court entered a Preliminary Injunction Order, accompanied by a Memorandum Opinion, denying Kind’s motion for a preliminary injunction (which Kind had withdrawn at the conclusion of the hearing) and granting the Company’s request for preliminary injunction. The Court determined that the Company is likely to succeed with respect to the validity and enforceability of the MSA and the LMA, that the Company would suffer substantial and irreparable harm without the preliminary injunction, and that the balance of convenience and public interest both warranted the issuance of a preliminary injunction in the Company’s favor. The Court ordered, inter alia, that the MSA and LMA are in effect pending judgment after trial on the merits, and that Kind and its members, and their attorneys, agents, employees, and representatives, are prohibited from (a) interfering with the Company’s duties and responsibilities under the MSA and (b) withdrawing funds, making any distribution, paying any loans, returning any capital, or making any payment towards a debt from any Kind bank or other financial account(s) without written consent of the Company or Order of the Court, thereby preserving the Company’s control of Kind’s operations and finances at least through the jury trial currently scheduled to begin on March 28, 2022. Further, the Court ordered Kind to pay management and licensing fees to the Company beginning January 1, 2021. Kind has noted an appeal of the Order to the Maryland Court of Special Appeals, which is pending; however, the preliminary injunction order remains in effect.

In addition to the favorable rulings on the Lease, MSA, and LMA, the Company believes that its claims for declaratory relief, specific performance, and/or breach of contract with respect to the 70%/30% partnership/joint venture agreement claims are meritorious. Further, the Company believes that Kind’s claims against the Company are without merit. On March 18, 2021, the Court issued an opinion and order on Kind’s motion for summary judgment finding that the MOU was not enforceable by the Company against Kind as a final binding agreement. The Company is evaluating an appeal of this ruling which under Maryland rules can only be pursued upon final judgment. The Company intends to aggressively prosecute and defend the action. Trial has been scheduled from March 28, 2022 to April 11, 2022.

Lawsuit

In August 2020, Jennifer DiPietro, directly and derivatively on behalf of Mari Holdings MD LLC (“Mari-MD”) and Mia Development LLC (“Mia”), commenced a suit against the Company’s CEO, CFO, and wholly-owned subsidiary MariMed Advisors Inc. (“MMA”), in Suffolk Superior Court, Massachusetts.

In this action, DiPietro, a party to prior ongoing litigation in Maryland involving the Company and Kind as discussed above, brings claims for breach of fiduciary duty, breach of contract, fraud in the inducement, aiding and abetting the alleged breach of fiduciary duty, seeks access to books and records, and an accounting related to her investments in Mari-MD and Mia. DiPietro seeks unspecified money damages and rescission of her interest in Mari-MD, but not of her investment in Mia, which has provided substantial returns to members.

The Company has answered the complaint and MMA has moved for leave to file counterclaims against DiPietro on its own behalf and derivatively on behalf of Mari-MD for breach of her fiduciary duties to each of those entities, for tortious interference with Mari-MD’s lease and MMA’s management services agreement with Kind, and for breach of Mari-MD’s operating agreement.

The Company believes that the allegations of the complaint are without merit and intends to defend the case vigorously. The Company’s counterclaim seeks monetary damages from DiPietro, including the Company’s legal fees in the Kind action.

GenCanna Bankruptcy

As discussed in Note 4 – Investments, in February 2020, GenCanna USA, under pressure from certain of its creditors including MGG, agreed to convert the involuntary bankruptcy proceeding into a voluntary Chapter 11 proceeding. In addition, GenCanna and GenCanna USA’s subsidiary, Hemp Kentucky LLC (collectively with GenCanna and GenCanna USA, the “GenCanna Debtors”), filed voluntary petitions under Chapter 11 in the Bankruptcy Court.

In May 2020, after an abbreviated solicitation/bid/sale process, the Bankruptcy Court, over numerous objections by creditors and shareholders of the GenCanna Debtors which included the Company, entered an order authorizing the sale of all or substantially all of the assets of the GenCanna Debtors to MGG. After the consummation of the sale of all or substantially all of their assets and business, the GenCanna Debtors n/k/a OGGUSA, Inc. and OGG, Inc. (the “OGGUSA Debtors”) filed their liquidating plan of reorganization (the “Liquidating Plan”) to collect various prepetition payments and commercial claims against third parties, liquidate the remaining assets of the ODDUSA Debtors, and make payments to creditors. The Company and the unsecured creditors committee filed objections to such Liquidating Plan, including opposition to the release of litigation against the OGGUSA Debtors’ senior lender, MGG, for lender liability, equitable subordination, and return of preference. As a part of such plan confirmation process, the OGGUSA Debtors filed various objections to proofs of claims filed by various creditors, including the proof of claim in the amount of approximately $33.6 million filed by the Company. Through intense and lengthy negotiations with the OGGUSA Debtors and the unsecured creditors committee regarding the objections to the Liquidating Plan, the Company reached an agreement with the OGGUSA Debtors to withdraw the objections to the Company’s claim and to have it approved by the Bankruptcy Court as a general unsecured claim in the amount of $31.0 million.

Since the approval of the Liquidating Plan, the OGGUSA Debtors have been in the process of liquidating the remaining assets, negotiating and prosecuting objections to other creditors’ claims, and pursuing the collection of accounts receivable and Chapter 5 bankruptcy avoidance claims. As of the date of this filing, there is insufficient information as to how much of the Company’s allowed claim will be paid upon the completion of the liquidation of the remaining assets of the OGGUSA Debtors.

(62)

NOTE 22 – SUBSEQUENT EVENTS

Financing Transaction

In March 2021, the Company entered into a securities purchase agreement with Hadron Healthcare Master Fund (“Hadron”) with respect to a financing facility of up to $46.0 million in exchange for newly-designated Series C convertible preferred stock of the Company and warrants to purchase the Company’s common stock.

At the closing of the transaction in March 2021, Hadron purchased $23.0 million of Units at a price of $3.70 per Unit. Each Unit is comprised of one share of Series C preferred stock and a four-year warrant to purchase two and one-half shares of common stock. Accordingly, the Company issued to Hadron 6,216,216 shares of Series C preferred stock and warrants to purchase up to an aggregate of 15,540,540 shares of common stock. Each share of Series C preferred stock is convertible, at Hadron’s option, into five shares of common stock, and each warrant is exercisable at an exercise price of $1.087 per share. The warrants shall be subject to early termination if certain milestones are attained and the market value of the Company’s common stock reaches certain predetermined levels.

In connection with the closing of the transaction, the Company filed a certificate of designation with respect to the rights and preferences of the Series C convertible preferred stock. Such stock is zero coupon, non-voting. and has a liquidation preference equal to its investment amount plus declared but unpaid dividends. Holders of Series C convertible preferred stock are entitled to receive dividends on an as-converted basis.

Of the $23.0 million of proceeds received by the Company in March 2021, approximately (i) $7.8 will fund construction and upgrades of certain of the Company’s owned and managed facilities, and (ii) $15.2 million was used to pay down debt and obligations, comprised of the $4.4M Notes, the $1M Note, the New $3M Note, the $5.8M Note, the Existing Notes, a portion of the Third Party Notes (all referred to in Note 11 – Debt), and a portion of the Due To Related Parties balance discussed in Note 20 – Related Party Transactions.

The balance of the committed facility of up to an additional $23.0 million is intended to fund the Company’s specific targeted acquisitions provided such acquisitions are contracted in 2021 and consummated, including obtaining the necessary regulatory approvals, no later than the end of 2022. Such funds shall be provided by Hadron on the same aforementioned terms as the initial proceeds.

Provided that as at least 50% of the shares of Series C convertible preferred stock remain outstanding, the holders shall have the right to appoint one observer to the Company’s board and to each of its board committees, and appoint a member to the Company’s board if and when a seat becomes available, at which time the observer roles shall terminate.

The transaction imposes certain covenants on the Company with respect to the incurrence of new indebtedness, the issuance of additional shares of any designation of preferred stock, and the payment of distributions.

Lease Agreement

In February 2021, the Company entered into a five-year lease agreement for a 12,000 square foot premises located in Wilmington, DE which the Company intends to develop into a cannabis production facility with offices, and sublease to its cannabis-licensed client in this state. The lease contains an option to negotiate an extension at the end of the lease term.

Investment Agreement

In January 2021, the Company and MRSVP entered into an agreement whereby the Company assigned and transferred membership interests comprising an 11% ownership in MRSVP in exchange for a release from all further obligation by the Company to make future investments or payments and certain other non-monetary consideration. Following the interest transfer, the Company’s ownership interest in MRSVP was reduced to 12% on a fully diluted basis.

Conversion of Debentures Payable

In January 2021, the holder of the $21M Debentures converted $1,300,000 of principal and approximately $56,000 of accrued interest into 4,610,645 shares of the Company’s common stock at a conversion price of $0.29 per share. After this conversion, the entire $21M Debentures were retired and no amounts remain outstanding.

Equity Transactions

In the first quarter of 2021, the Company granted five-year options to purchase up to 975,000 shares of common stock at exercise prices ranging from $0.51 to $0.90 per share. The aggregate fair value of these options of approximately $372,000 will be amortized to compensation expense over the respective vesting periods. Also during this period, (i) a warrant to purchase 50,000 shares of common stock at $0.15 per share was exercised, (ii) a warrant to purchase up to 200,000 shares of common stock at $1.75 per share was forfeited, (iii) a three-year warrant to purchase up to 100,000 shares of common stock at $0.82 was issued, and (iv) 42,857 shares of common stock were issued to settle an outstanding obligation.

Revised Note Receivable

In March 2021, the Company was issued a revised promissory note from Healer in the principal amount of approximately $894,000 representing the previous loans of $800,000 extended to Healer by the Company plus accrued interest through the revised promissory note issuance date. The revised promissory note bears interest at a rate of 6% per annum and requires quarterly payments of interest from April 2021 through the maturity date in April 2016. Additionally, the Company has the right to offset any licensing fees owed to Healer by the Company in the event Healer fails to make any timely payment. In March 2021, the Company offset approximately $28,000 of licensing fees payable to Healer against the principal balance of the revised promissory note, reducing the principal amount to approximately $866,000.

Common Stock Issuance Obligations

In February 2021, the Company issued 11,413 shares of common stock in connection with the stock grant to a current employee previously disclosed in Note 14 – Stockholders’ Equity.

(63)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020 (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the CEO and CFO, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control system is designed to provide reasonable assurances to its management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s CEO and CFO assessed the effectiveness of its internal control over financial reporting as of December 31, 2020. In making this assessment, the CEO and CFO used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, the CEO and CFO have concluded that, as of December 31, 2020, its internal control over financial reporting was not effective due to the lack of a formalized and complete set of policy and procedure documentation evidencing the Company’s system of internal controls over financial reporting (“Lack of Formal Documentation”). Such Lack of Formal Documentation is not uncommon in a company of the Company’s size due to personnel and financial limitations.

The Company’s management intends to work to remediate the Lack of Formal Documentation, which is expected to include the hiring of an independent consulting or accounting firm to review and document its internal control system to ensure compliance with COSO. However, the Company’s financial position could make it difficult for it to implement this remediation.

Changes in Internal Control over Financial Reporting

Over the reporting period, the Company implemented significant measures to remediate past instances of ineffectiveness of the Company’s internal control over financial reporting, The remediation measures consisted of the engagement of accounting consultants as needed to provide expertise on specific areas of the accounting guidance, the continued hiring of individuals with appropriate experience in internal controls over financial reporting, and the modification of to the Company’s accounting processes and enhancement to the Company’s financial control. Further, the Company expanded its board of directors to include a majority of independent disinterested directors; established an audit, compensation, and corporate governance committee of the board of directors; and adopted a formal policy with respect to related party transactions.

Other than as described above, there was no change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

Pursuant to rules of the SEC that permit the Company to provide only its management’s report in this annual report on Form 10-K, an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is not included in this Form 10-K.

ITEM 9B. OTHER INFORMATION.

In March 2021, the Company entered into a first amendment to the securities purchase agreement with Hadron and issued an amended and restated common stock purchase warrant. Please refer to Exhibits 10.14 and 4.7 of this Form 10-K for a complete description of the first amendment to the securities purchase agreement and amended and restated common stock purchase warrant.

(64)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of to the Company’s directors and executive officers. to the Company’s directors are elected annually and serve until the next annual meeting of stockholders.

Name	Age	Position
Robert Fireman	72	President, Chief Executive Officer, and Chairman
Jon R. Levine	56	Chief Financial Officer, Treasurer, Secretary, and Director
Eva Selhub, M.D. (4) (5)	53	Director
David Allen (1) (5)	66	Director
Edward Gildea (2) (3)	69	Director

(1)	Chairman of the Audit Committee.

(2)	Member of the Audit Committee.

(3)	Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee.

(4)	Member of the Compensation Committee.

(5)	Member of the Nominating and Corporate Governance Committee.

Set forth below is a brief description of the background and business experience of to the Company’s executive officers and directors:

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

Jon R. Levine has served as our chief financial officer, treasurer, and secretary since July 2017 and has been a director since 2016. Mr. Levine has over nine years of experience in the cannabis industry. He possesses over 19 years of experience in commercial real estate development, management and financial services. Mr. Levine was a partner at Equity Industrial Partners, a national commercial real estate management group. He also has past experience in banking at US Trust Bank as an asset based lender and in the leasing industry with AT&T Financial Services and New Court Financial as a senior credit officer. Mr. Levine also serves as the CFO of our wholly-owned subsidiary, MariMed Advisors Inc., and in that capacity, he has been responsible for the management and reporting of most of the Company’s revenue and financial transactions. Mr. Levine is a former part owner of Sigal Consulting LLC. We believe that Mr. Levine’s experience in the cannabis industry and his professional background make him an important part of our management team and make him well-qualified to serve as a member of the Board.

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

(65)

David Allen has been a director since June 2019. He brings over 22 years of experience as a director, CEO and CFO of public companies. Presently he serves as Chief Financial Officer of Charlie’s Holdings, Inc. (formerly known as True Drinks Holdings, Inc.). From September 2018 to May 2019, Mr. Allen served as Chief Financial Officer of Iconic Brands, Inc. Prior to that, from December 2014 to January 2018, Mr. Allen served as the Chief Financial Officer of WPCS International, Inc. From 2004 to 2017, Mr. Allen served as Chief Financial Officer of Bailey’s Express, Inc., a privately held trucking corporation, which filed for Chapter 11 bankruptcy in July 2017. Mr. Allen served as the Chapter 11 Plan Administrator for the bankruptcy case until December 2020, at which time the proceeding was closed. From June 2006 to June 2013, Mr. Allen served as the Chief Financial Officer and Executive Vice President of Administration at Converted Organics, Inc., after serving as audit committee chair of the board of Converted Organics. Mr. Allen is currently an Assistant Professor of Accounting at Southern Connecticut State University (SCSU), a position he has held since 2017. For the 12 years prior, he was an Adjunct Professor of Accounting at SCSU and Western Connecticut State University. Mr. Allen is a licensed CPA and holds a bachelor’s degree in Accounting and a master’s degree in Taxation from Bentley College. Mr. Allen’s background as a director, CEO and CFO of public companies allows him to make valuable contributions to the Board.

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

(66)

Director Independence

The Board has determined that Messrs. David Allen and Edward Gildea, and Dr. Eva Selhub are independent and represent a majority of its members. In determining director independence, the Board applies the independence standards set by the Nasdaq Stock Market (“NASDAQ”). In applying these standards, our Board considers all transactions with the independent directors and the impact of such transactions, if any, on any of the independent directors’ ability to continue to serve on our Board.

Board Committees

The Board has three standing committees: an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). Each committee is made up entirely of independent directors as defined under section 5605(a)(2) of the NASDAQ rules. The members of the Audit Committee are Messrs. Allen and Gildea. Mr. Allen is also the chairman of the Audit Committee and qualifies as the “audit committee financial expert” pursuant to Item 407(d)(5) of Regulation S-K. The members of the Compensation Committee are Mr. Gildea and Dr. Selhub, and the members of the Nominating and Corporate Governance Committee are Messrs. Allen and Gildea and Dr. Selhub. Mr. Gildea is the chairman of both of these committees.

The Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee have, the responsibilities described below.

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

(67)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2020 or prior fiscal years.

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

Delinquent Section 16(a) Reports

Each of Robert Fireman and Jon Levine was not timely in the filing of one Form 4 during the fiscal year ended December 31, 2020 to report an option exercise in November 2020. Edward Gildea was not timely in the filing of one Form 4 during the fiscal year ended December 31, 2020 to report an option exercise in December 2020.

(68)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by the Company during the fiscal periods ended December 31, 2020 and 2019 to its chief executive officer and other most highly compensated executive officers whose compensation exceeded $100,000 for the year ended December 31, 2020.

Summary Compensation Table (1) (2)

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards (3)	All Other Compensation	Total
Robert Fireman	2020	$31,486	$0	$0	$0	$0	$31,486
President and CEO	2019	$150,000	$0	$0	$0	$0	$150,000

Jon R. Levine	2020	$37,486	$0	$0	$0	$0	$37,486
Chief Financial Officer	2019	$150,000	$0	$0	$0	$0	$150,000

(1)	The compensation reported on the table does not include other personal benefits, the total value of which do not exceed $10,000.

(2)	Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3)	Amounts represent the fair value of option awards valued on grant date using the Black-Scholes pricing model and recognized over the vesting period for financial reporting purposes.

Stock Option Grants

The following table sets forth information as of December 31, 2020 concerning unexercised options, unvested stock and equity incentive plan awards for the officers named in the Summary Compensation Table.

Outstanding Equity Awards at Year Ended December 31, 2020

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert Fireman	100,000	-	-	$0.63	12/31/21
Jon R. Levine	100,000	-	-	$0.63	12/31/21

(69)

Compensation of Directors

In September 2019, the Board adopted a resolution to establish a compensation package for each of the three non-employee members of the Board. Based on certain publicly available surveys and other related inquiry, such compensation package is comprised of a grant of stock options to purchase 100,000 shares of the Company’s common stock with a five-year term and an exercise price of $0.99 per share which equaled the fair value the Company’s common stock on the grant date, and cash compensation of $6,250 per quarter. Previous to this resolution, the Board had ceased the payment of compensation to non-employee directors.

The following table sets forth information concerning the compensation paid to each of to the Company’s non-employee directors during 2020 for their services rendered as directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Eva Selhub, M.D. (1)	$18,750	$0	$0	$18,750
David Allen (2)	$18,750	$0	$0	$18,750
Edward Gildea (3)	$18,750	$0	$0	$18,750

(1) Dr. Selhub held 100,000 stock options at December 31, 2020.

(2) Mr. Allen held 100,000 stock options at December 31, 2020.

(3) Mr. Gildea held 300,000 stock options at December 31, 2020.

(70)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 23, 2021, certain information with respect to the beneficial ownership of common stock by (i) each of to the Company’s directors and executive officers; (ii) each person known to us who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount & Nature of Beneficial Owner		% of Class (2)
Robert Fireman	23,655,218	(3)	7.40%
Jon R. Levine	26,769,983	(3)	8.37%
Eva Selhub, M.D.	100,000	(3)	*
David Allen	100,000	(3)	*
Edward Gildea	529,391	(4)	*
All directors and executive officers as a group (five persons)	51,091,126	(5)	15.99%

Greater Than 5% Stockholders:
Gerald McGraw	17,729,932		5.54%
James Griffin	17,179,932		5.37%

* (1)	Less than one percent. The business address for each person named is c/o MariMed Inc., 10 Oceana Way, Norwood, MA 02062.

(2)	Calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934 whereby shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted. All percentages are determined based on 319,133,727 shares of common stock outstanding as of March 23, 2021

(3)	Includes 100,000 currently exercisable stock options.

(4)	Includes 300,000 currently exercisable stock options.

(5)	Includes 700,000 currently exercisable stock options

(71)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Concurrent with the conversion of the subordinated secured convertible debentures of GenCanna disclosed in Note 4 – Investments within the Company’s audited financial statements included elsewhere in this report, the Company’s CEO was appointed to GenCanna’s board of directors.

In 2019, the Company, through its MariMed Hemp subsidiary, entered into several hemp seed sale transactions with GenCanna whereby the Company acquired $20.75 million of hemp seed inventory which it sold and delivered to GenCanna for $33.2 million. The Company provided GenCanna with extended payment terms through December 2019, to coincide with the completion of the seeds’ harvest, although the payment by GenCanna was not contingent upon the success of such harvest or its yield. To partially fund the seed purchases, the Company raised $17.0 million in debt financings which is included in Notes Payable on the balance sheet and discussed in Note 11 – Debt within the Company’s audited financial statements.

By the end of 2019, GenCanna had not paid the amount it owed the Company for its seed purchases and in February 2020, as previously discussed in Note 4 – Investments, under pressure from certain of its creditors, the GenCanna Debtors agreed to convert a previously-filed involuntary bankruptcy proceeding into a voluntary Chapter 11 proceeding, and filed voluntary petitions under Chapter 11 in the Bankruptcy Court.

As required by the relevant accounting guidance, the Company initially recorded the $33.2 million due from GenCanna as a related party receivable, with approximately $29.0 million recognized as related party revenue, and approximately $4.2 million classified as unearned revenue (such amount representing the Company’s 33.5% ownership portion of the profit on these transactions, which was to have been recognized as revenue upon payment by GenCanna). As a result of GenCanna’s Chapter 11 proceedings, the Company fully reserved the receivable balance of approximately $29.0 million and wrote off the entire unearned revenue balance of approximately $4.2 million. Please refer to Note 21 – Commitments and Contingencies within the Company’s audited financial statements for additional discussion of GenCanna’s bankruptcy proceedings.

In 2020, options to purchase an aggregate of 550,000 shares of common stock were exercised by the Company’s CEO, CFO, and an independent board member at exercise prices of $0.13 and $0.14 per share. In 2019, options to purchase an aggregate of 332,499 shares of common stock were exercised by the Company’s CEO and an independent board member at exercise prices of $0.08 and $0.14 per share. The independent board member’s 132,499 options were exercised on a cashless basis with the exercise prices paid via the surrender of 3,108 shares of common stock. At December 31, 2019, the shares of common stock associated with the exercise by the Company’s CEO were not issued and included in Common Stock Subscribed But Not Issued on the balance sheet.

In 2019, options to purchase 117,501 shares of common stock were forfeited by board members. No options were forfeited by related parties in 2020.

The Company’s current corporate offices are leased from a company owned by the CFO under a 10-year lease that commenced August 2018 and contains a five-year extension option. In 2020 and 2019, expenses incurred under this lease approximated $156,000 in both years.

In 2020 and 2019, the Company procured nutrients, lab equipment, cultivation supplies, a vehicle, small tools, and furniture from an entity owned by the Company’s COO and President. The aggregate purchases in 2020 and 2019 approximated $2.5 million and $3.2 million, respectively.

In 2020 and 2019, the Company paid royalties on the revenue generated from its Betty’s Eddies® product line to an entity owned by the Company’s COO and President. The aggregate royalties owed in 2020 and 2019 approximated $615,000 and $600,000, respectively.

In 2020 and 2019, the Company paid management fees to an entity owned by the Company’s CEO and CFO. The aggregate paid in 2020 and 2019 approximated $41,000 and $145,000, respectively.

(72)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed for Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the independent registered public audit firm of M&K CPAs PLLC for the audit of the annual financial statements for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Audit fees (1)	$95,000	$97,345
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	1,500	-
Total accounting fees and services	$96,500	$97,345

(1)	Fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Fees for assurance and related services in connection with the performance of the audit or the review of the Company’s financial statements.

(3)	Fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	Fees for permissible work that does not fall within any of the aforementioned categories of audit fees, audit-related fees, or tax fees.

Pre-Approval Policy for Audit and Non-Audit Services

The audit committee pre-approves all audit and non-audit services before an accountant is engaged. All of the services rendered to the Company by its independent registered public auditors were pre-approved by the audit committee, and prior to the establishment of the audit committee, by the full board.

(73)

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

3. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Amended Certificate of Incorporation of the Company (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.4	Series C Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 1, 2021 (p)

3.2	By-Laws – Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC (h)

4.1.3	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC (i)

4.2	Second Amended and Restated Promissory Note, dated June 24, 2020, in the principal amount of $8,811,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (j)

4.3	Common Stock Purchase Warrant, dated June 24, 2020, issued by MariMed Inc.to SYYM LLC (k)

4.4	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $5,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.5	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $3,000,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

(74)

4.6	Common Stock Purchase Warrant, dated September 30, 2020, issued by MariMed Inc.to Best Buds Funding, LLC. and/or its designees (m)

4.7	Amended and Restated Common Stock Purchase Warrant, dated March 18, 2021, issued by MariMed Inc. to Hadron Healthcare Master Fund *

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (o)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

10.7	Amended and Restated 2018 Stock Award and Incentive Plan (d)

10.8	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea (e)

10.9	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (g)

10.10	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (h)

10.11	Amendment Agreement dated June 24, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (l)

10.12	Note Extension Agreement, effective as of September 30, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties (n)

10.13	Securities Purchase Agreement, dated March 1, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (p)

10.14	First Amendment to Securities Purchase Agreement, dated March 18, 2021, between MariMed Inc. and Hadron Healthcare Master Fund *

21.1	List of subsidiaries (q)

(75)

23.1	Consent of M&K CPAS, PLLC, dated March 23, 2021 *

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

(a)	Incorporated by reference to the same numbered Exhibit filed with the Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c)	Incorporated by reference to Current Report on Form 8-K filed on November 9, 2018.

(d)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019.

(e)	Incorporated by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019.

(f)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2020.

(g)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2020.

(h)	Incorporated by reference to Current Report on Form 8-K filed on February 27, 2020.

(i)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 28, 2020.

(j)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 30, 2020.

(k)	Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 30, 2020.

(l)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 30, 2020.

(m)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on October 26, 2020.

(n)	Incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed on October 26, 2020.

(o)	Incorporated by reference to the same numbered Exhibit filed with the Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 29, 2013.

(p)	Incorporated by reference to the same numbered Exhibit filed with the Current Report on Form 8-K filed on March 2, 2021.

(q)	Incorporated by reference to the same numbered Exhibit filed with the Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 1, 2020.

ITEM 16. FORM 10-K SUMMARY

None.

(76)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2021

MARIMED INC.
(Registrant)

By:	/s/ Robert Fireman
Name:	Robert Fireman
Title:	President and Chief Executive Office

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Fireman	President and Chief Executive Officer	March 23, 2021
Robert Fireman	(Principal Executive Officer)

/s/ Jon R. Levine	Chief Financial Officer	March 23, 2021
Jon R. Levine	(Principal Financial Officer)

/s/ Eva Selhub	Director	March 23, 2021
Eva Selhub

/s/ Edward Gildea	Director	March 23, 2021
Edward Gildea

/s/ David Allen	Director	March 23, 2021
David Allen

(77)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Amended Certificate of Incorporation of the Company (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.4	Series C Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 1, 2021 (p)

3.2	By-Laws – Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC (h)

4.1.3	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC (i)

4.2	Second Amended and Restated Promissory Note, dated June 24, 2020, in the principal amount of $8,811,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (j)

4.3	Common Stock Purchase Warrant, dated June 24, 2020, issued by MariMed Inc.to SYYM LLC (k)

4.4	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $5,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.5	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $3,000,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.6	Common Stock Purchase Warrant, dated September 30, 2020, issued by MariMed Inc.to Best Buds Funding, LLC. and/or its designees (m)

4.7	Amended and Restated Common Stock Purchase Warrant, dated March 18, 2021, issued by MariMed Inc. to Hadron Healthcare Master Fund *

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (o)

(78)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

10.7	Amended and Restated 2018 Stock Award and Incentive Plan (d)

10.8	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea (e)

10.9	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (g)

10.10	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC (h)

10.11	Amendment Agreement dated June 24, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (l)

10.12	Note Extension Agreement, effective as of September 30, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties (n)

10.13	Securities Purchase Agreement, dated March 1, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (p)

10.14	First Amendment to Securities Purchase Agreement, dated March 18, 2021, between MariMed Inc. and Hadron Healthcare Master Fund *

21.1	List of subsidiaries (q)

23.1	Consent of M&K CPAS, PLLC, dated March 23, 2021 *

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

(79)

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

(a)	Incorporated by reference to the same numbered Exhibit filed with the Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c)	Incorporated by reference to Current Report on Form 8-K filed on November 9, 2018.

(d)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019.

(e)	Incorporated by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019.

(f)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2020.

(g)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2020.

(h)	Incorporated by reference to Current Report on Form 8-K filed on February 27, 2020.

(i)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 28, 2020.

(j)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 30, 2020.

(k)	Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 30, 2020.

(l)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 30, 2020.

(m)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on October 26, 2020.

(n)	Incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed on October 26, 2020.

(o)	Incorporated by reference to the same numbered Exhibit filed with the Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 29, 2013.

(p)	Incorporated by reference to the same numbered Exhibit filed with the Current Report on Form 8-K filed on March 2, 2021.

(q)	Incorporated by reference to the same numbered Exhibit filed with the Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 1, 2020.

(80)