Form 10-Q
period 2021-03-31
MARIMED INC.
filed 2021-05-17
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2021

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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of May 17, 2021, 322,725,060 shares of the registrant’s common stock were outstanding.

MariMed Inc.

MariMed Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,318,717	$2,999,053
Accounts receivable, net	7,341,124	6,675,512
Deferred rents receivable	1,876,049	1,940,181
Notes receivable, current portion	374,978	658,122
Inventory	7,454,328	6,830,571
Investments	1,312,028	1,357,193
Other current assets	1,016,162	582,589
Total current assets	31,693,386	21,043,221

Property and equipment, net	47,490,375	45,636,529
Intangibles, net	2,689,828	2,228,560
Investments	1,165,788	1,165,788
Notes receivable, less current portion	1,212,829	965,008
Right-of-use assets under operating leases	5,564,376	5,247,152
Right-of-use assets under finance leases	70,249	78,420
Other assets	97,951	80,493
Total assets	$89,984,782	$76,445,171

Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$6,050,126	$5,044,918
Accrued expenses	4,663,951	3,621,269
Sales and excise taxes payable	1,286,349	1,053,693
Debentures payable	-	1,032,448
Notes payable, current portion	4,856	8,859,175
Mortgages payable, current portion	1,382,411	1,387,014
Operating lease liabilities, current portion	1,129,611	1,008,227
Finance lease liabilities, current portion	36,618	38,412
Due to related parties	-	1,157,815
Other current liabilities	-	23,640
Total current liabilities	14,553,922	23,226,611

Notes payable, less current portion	3,235,972	10,682,234
Mortgages payable, less current portion	14,616,387	14,744,136
Operating lease liabilities, less current portion	5,013,417	4,822,064
Finance lease liabilities, less current portion	38,184	44,490
Other liabilities	100,200	100,200
Total liabilities	37,558,082	53,619,735

Mezzanine equity:
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at March 31, 2021 and December 31, 2020	14,725,000	14,725,000
Series C convertible preferred stock, $0.001 par value; 6,216,216 and zero shares authorized, issued and outstanding at March 31, 2021 and December 31, 2020, respectively	23,000,000	-
Total mezzanine equity	37,725,000	14,725,000

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 38,875,451 and 45,091,667 shares authorized at March 31, 2021 and December 31, 2020, respectively; zero shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized at March 31, 2021 and December 31, 2020; 322,499,699 and 314,418,812 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	322,500	314,419
Common stock subscribed but not issued; 6,877 and 11,413 shares at March 31, 2021 and December 31, 2020, respectively	5,365	5,365
Additional paid-in capital	115,340,044	112,974,329
Accumulated deficit	(100,396,635)	(104,616,538)
Noncontrolling interests	(569,574)	(577,139)
Total stockholders’ equity	14,701,700	8,100,436
Total liabilities, mezzanine equity, and stockholders’ equity	$89,984,782	$76,445,171

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenues	$24,642,564	$7,466,019

Cost of revenues	11,456,646	2,597,917

Gross profit	13,185,918	4,868,102

Operating expenses:
Personnel	1,727,141	1,513,383
Marketing and promotion	224,369	112,384
General and administrative	3,170,724	2,235,009
Bad debts	1,025,415	-
Total operating expenses	6,147,649	3,860,776

Operating income	7,038,269	1,007,326

Non-operating income (expenses):
Interest expense	(1,512,022)	(2,691,145)
Interest income	34,027	46,031
Loss on obligations settled with equity	(1,286)	-
Change in fair value of investments	(45,165)	(687,002)
Total non-operating income (expenses), net	(1,524,446)	(3,332,116)

Income (loss) before income taxes	5,513,823	(2,324,790)
Provision for income taxes	1,203,797	12,926
Net income (loss)	$4,310,026	$(2,337,716)

Net income (loss) attributable to noncontrolling interests	$90,123	$83,728
Net income (loss) attributable to MariMed Inc.	$4,219,903	$(2,421,444)

Net income (loss) per share
Basic	0.01	(0.01)
Diluted	0.01	(0.01)

Weighted average common shares outstanding
Basic	305,212,269	230,829,366
Diluted	340,825,940	230,829,366

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2019	228,408,024	$228,408	3,236,857	$1,168,074	$112,245,730	$(106,760,527)	$(553,465)	6,328,220
Issuance of subscribed shares	3,236,857	3,237	(3,236,857)	(1,168,074)	1,164,837	-	-	-
Stock grants	-	-	30,307	5,365	-	-	-	5,365
Amortization of option grants	-	-	-	-	317,355	-	-	317,355
Discount on debentures payable	-	-	-	-	28,021	-	-	28,021
Beneficial conversion feature on debentures payable	-	-	-	-	379,183	-	-	379,183
Conversion of debentures payable	8,584,276	8,584	-	-	1,796,073	-	-	1,804,657
Conversion of common stock to preferred stock	(4,908,333)	(4,908)	-	-	(14,720,092)	-	-	(14,725,000)
Distributions	-	-	-	-	-	-	(100,905)	(100,905)
Net income (loss)	-	-	-	-	-	(2,421,444)	83,728	(2,337,716)
Balances at March 31, 2020	235,320,824	$235,321	30,307	$5,365	$101,211,107	$(109,181,971)	$(570,642)	$(8,300,820)

	Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2020	314,418,812	$314,419	11,413	$5,365	$112,974,329	$(104,616,538)	$(577,139)	8,100,436
Issuance of subscribed shares	11,413	11	(11,413)	(5,365)	5,354	-	-	-
Stock grants	-	-	6,877	5,365	-	-	-	5,365
Exercise of warrants	50,000	50	-	-	7,450	-	-	7,500
Amortization of option grants	-	-	-	-	294,598	-	-	294,598
Issuance of stand-alone warrants	-	-	-	-	55,786	-	-	55,786
Conversion of debentures payable	4,610,645	4,611	-	-	1,351,841	-	-	1,356,452
Conversion of promissory notes	3,365,972	3,366	-	-	1,006,426	-	-	1,009,792
Common stock issued to settle obligations	42,857	43	-	-	31,243	-	-	31,286
Equity issuance costs	-	-	-	-	(386,983)	-	-	(386,983)
Distributions	-	-	-	-	-	-	(82,558)	(82,558)
Net income (loss)	-	-	-	-	-	4,219,903	90,123	4,310,026
Balances at March 31, 2021	322,499,699	$322,500	6,877	$5,365	$115,340,044	$(100,396,635)	$(569,574)	$14,701,700

The above statements do not show columns for undesignated preferred stock as the balances were zero and there was no activity in the reported periods.

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss) attributable to MariMed Inc.	$4,219,903	$(2,421,444)
Net income (loss) attributable to noncontrolling interests	90,123	83,728
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	462,423	484,091
Amortization of intangibles	177,302	79,079
Amortization of stock grants	5,365	5,365
Amortization of option grants	294,598	317,355
Amortization of stand-alone warrant issuances	55,786	-
Amortization of warrants attached to debt	539,273	223,363
Amortization of beneficial conversion feature	176,522	990,846
Amortization of original issue discount	51,753	56,808
Bad debt expense	1,025,415	-
Loss on obligations settled with equity	1,286	-
Change in fair value of investments	45,165	687,002
Changes in operating assets and liabilities:
Accounts receivable, net	(1,691,027)	(842,914)
Deferred rents receivable	64,132	(204,253)
Due from third parties	-	(99,320)
Inventory	(623,757)	(1,496,168)
Other current assets	(433,573)	19,314
Other assets	(17,458)	(32,000)
Accounts payable	1,035,208	21,180
Accrued expenses	1,074,913	855,127
Sales and excise taxes payable	232,656	619,489
Operating lease payments, net	(4,487)	79,523
Finance lease interest payments	1,504	2,087
Other current liabilities	(23,640)	164,637
Net cash provided by (used in) operating activities	6,759,385	(407,105)

Cash flows from investing activities:
Purchase of property and equipment	(2,308,098)	(1,363,169)
Purchase of cannabis licenses	(638,570)	(25,000)
Interest on notes receivable	69,338	34,397
Net cash used in investing activities	(2,877,330)	(1,353,772)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	23,000,000	-
Equity issuance costs	(386,983)	-
Proceeds from issuance of promissory notes	-	4,517,500
Repayments of promissory notes	(15,800,579)	(2,400,000)
Proceeds from issuance of debentures	-	935,000
Proceeds from mortgages	-	235,900
Payments on mortgages	(132,352)	(60,381)
Proceeds from exercise of warrants	7,500	-
Due to related parties	(1,157,815)	(240,547)
Finance lease principal payments	(9,604)	(9,603)
Distributions	(82,558)	(100,905)
Net cash provided by financing activities	5,437,609	2,876,964

Net change to cash and cash equivalents	9,319,664	1,116,087
Cash and cash equivalents at beginning of period	2,999,053	738,688
Cash and cash equivalents at end of period	$12,318,717	$1,854,775

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,091,927	$380,084
Cash paid for income taxes	$14,075	$13,000

Non-cash activities:
Conversions of debentures payable	$1,356,452	$1,804,657
Conversion of promissory notes	$1,009,792	$-
Operating lease right-of-use assets and liabilities	$466,105	$-
Common stock issued to settle obligations	$30,000	$-
Issuance of common stock associated with subscriptions	$5,365	$1,168,074
Exchange of common stock to preferred stock	$-	$14,725,000
Conversion of accrued interest to promissory notes	$-	$1,500,000
Beneficial conversion feature on debentures payable	$-	$379,183
Discount on debentures payable	$-	$28,021

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

To date, acquisitions of the licensed businesses in Massachusetts and Illinois have been completed and establish the Company as a fully integrated seed-to-sale multi-state operator. The acquisitions of the remaining entities located in Maryland, Nevada, and Delaware are at various stages of completion and subject to each state’s laws governing the ownership transfer of cannabis licenses, which in the case of Delaware requires a modification of current cannabis ownership laws to permit for-profit ownership. Meanwhile, the Company continues to expand these businesses and maximize the Company’s revenue from rental income, management fees, and licensing royalties.

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

The Company’s proprietary cannabis genetics produce flowers and concentrates under the brand name Nature’s Heritage™, and cannabis-infused products under the brand names Kalm Fusion®, in the form of chewable tablets and drink powder mixes, and the award-winning1 Betty’s Eddies® brand of all natural fruit chews. Both cannabis-infused brands are top selling products in Maryland and Massachusetts2 and the Company intends to introduce additional products under these brands in 2021. The Company’s brand of hemp-infused cannabidiol (“CBD”) products, Florance™, is distributed in the United States and abroad.

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

In accordance with GAAP, interim financial statements are not required to contain all of the disclosures normally required in annual financial statements. In addition, the results of operations of interim periods may not necessarily be indicative of the results of operations to be expected for the full year. Accordingly, these interim financial statements should be read in conjunction with the Company’s most recent audited annual financial statements and accompanying notes for the year ended December 31, 2020.

Certain reclassifications have been made to prior periods’ data to conform to the current period presentation. These reclassifications had no effect on reported income (losses) or cash flows.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of MariMed Inc. and the following majority-owned subsidiaries:

Subsidiary:	Percentage Owned
MariMed Advisors Inc.	100.0%
Mia Development LLC	89.5%
Mari Holdings IL LLC	100.0%
Mari Holdings MD LLC	97.4%
Mari Holdings NV LLC	100.0%
Mari Holdings Metropolis LLC	100.0%
Mari Holdings Mt. Vernon LLC	100.0%
Hartwell Realty Holdings LLC	100.0%
iRollie LLC	100.0%
ARL Healthcare Inc.	100.0%
KPG of Anna LLC	100.0%
KPG of Harrisburg LLC	100.0%
MariMed Hemp Inc.	100.0%
MediTaurus LLC	70.0%

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company maintained a reserve of approximately $40.9 million and $40.0 million at March 31, 2021 and December 31, 2020, respectively. Please refer to Note 17 – Bad Debts for further discussion on receivable reserves.

Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company allocates a certain percentage of overhead cost to its manufactured inventory; such allocation is based on square footage and other industry-standard criteria. The Company reviews physical inventory for obsolescence and/or excess and will record a write-down if necessary.

Investments

Investments are comprised of equity holdings in private companies. These investments are recorded at fair value on the Company’s consolidated balance sheet, with changes to fair value included in income. Investments are evaluated for permanent impairment and are written down if such impairments are deemed to have occurred.

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

The Company’s main sources of revenue are comprised of the following:

●	Product Sales – direct sales of cannabis and cannabis-infused products by the Company’s dispensary and wholesale operations in Massachusetts and Illinois, and sales of hemp and hemp-infused products. An increase in product sales is expected from the Company’s planned cannabis-licensee acquisitions in Maryland, Nevada, and Delaware (upon this state’s amendment to permit for-profit ownership of cannabis entities). This revenue is recognized when products are delivered or at retail points-of-sale.

●	Real Estate – rental income and additional rental fees generated from leasing of the Company’s state-of-the-art, regulatory-compliant cannabis facilities to its cannabis-licensed clients. Rental income is generally a fixed amount per month that escalates over the respective lease terms, while additional rental fees are based on a percentage of tenant revenues that exceed specified amounts.

●	Management – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production, and dispensary operations. These fees are based on a percentage of such clients’ revenue and are recognized after services have been performed.

●	Supply Procurement – the Company maintains volume discounts with top national vendors of cultivation and production resources, supplies, and equipment, which the Company acquires and resells to its clients or third parties within the cannabis industry. The Company recognizes this revenue after the delivery and acceptance of goods by the purchaser.

●	Licensing – royalties from the licensed distribution of the Company’s branded products including Kalm Fusion® and Betty’s Eddies®, and from sublicensing of contracted brands including Healer and Tikun Olam, to regulated dispensaries throughout the United States and Puerto Rico. The recognition of this revenue occurs when the products are delivered.

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

For the three months ended March 31, 2021 and 2020, based on the results of management’s impairment analyses, there were no impairment losses.

Leases

The consolidated financial statements reflect the Company’s adoption of ASC 842, Leases, as amended by subsequent accounting standards updates, utilizing the modified retrospective transition approach.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable, approximate their fair values due to the short maturity of these instruments.

The fair value of option and warrant issuances are determined using the Black-Scholes pricing model and employing several inputs such as the expected life of instrument, the exercise price, the expected risk-free interest rate, the expected dividend yield, the value of the Company’s common stock on issuance date, and the expected volatility of such common stock. The following table summarizes the range of inputs used by the Company during the three months ended March 31, 2021 and 2020:

	2021	2020
Life of instrument	3.0 to 5.0 years	3.0 years
Volatility factors	1.230 to 1.266	1.059
Risk-free interest rates	0.36% to 0.85%	1.30%
Dividend yield	0%	0%

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the three months ended March 31, 2021 and 2020.

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

As of March 31, 2021 and 2020, there were potentially dilutive securities convertible into shares of common stock comprised of (i) stock options – convertible into 11,017,750 and 6,241,250 shares, respectively, (ii) warrants – convertible into 32,282,708 and 11,960,107 shares, respectively, (iii) Series B preferred stock – convertible into 4,908,333 shares in both periods, (iv) Series C preferred stock – convertible into 31,081,080 and zero shares, respectively, (v) debentures payable – convertible into zero and 79,324,861 shares, respectively, and (vi) promissory notes – convertible into 10,705,513 and 1,464,435 shares, respectively.

For the three months ended March 31, 2021, the aforementioned potentially dilutive securities increased the number of weighted average common shares outstanding on a diluted basis by 35,613,671 million shares, determined in accordance with ASC 260, which are included in the calculation of diluted net income per share for this period. For the three months ended March 31, 2020, the potentially dilutive securities had an anti-dilutive effect on earnings per share, and in accordance with ASC 260, were excluded from the diluted net income per share calculations, resulting in identical basic and fully diluted net income per share for that period.

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

A beneficial conversion feature is a nondetachable conversion feature that is “in-the-money” at the commitment date. The in-the-money portion, also known as the intrinsic value, is recorded in equity, with an offsetting discount to the carrying amount of convertible debt to which it is attached. The discount is amortized to interest expense over the life of the debt with adjustments to amortization upon full or partial conversions of the debt.

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

NOTE 3 – ACQUISITIONS

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

In 2019, the members of Kind sought to renegotiate the terms of the MOU and have subsequently sought to renege on both the original partnership/joint venture and the MOU. The Company engaged with Kind in good faith in an attempt to reach updated terms acceptable to both parties, however Kind failed to reciprocate in good faith, resulting in an impasse. Incrementally, both parties through counsel further sought to resolve the impasse, however such initiative resulted in both parties commencing legal proceedings. As a result, the consummation of this acquisition has been delayed and may not ultimately be completed. The litigation is further discussed in Note 19 – Commitments and Contingencies.

MediTaurus LLC

In May 2019, the Company entered into a purchase agreement to acquire MediTaurus LLC (“MediTaurus”), a company formed and owned by Jokubas Ziburkas PhD, a neuroscientist and leading authority on CBD and the endocannabinoid system. The Company sells CBD products developed by MediTaurus in the United States and Europe under its Florance™ brand.

Pursuant to the purchase agreement, the Company acquired 70% of MediTaurus on June 1, 2019. The purchase price was $2.8 million, comprised of cash payments totaling $720,000 and 520,000 shares of the Company’s common stock valued at $2,080,000. The Company expects to complete the acquisition of the remining 30% of MediTaurus in 2021.

The acquisition was accounted for in accordance with ASC 10. The following table summarizes the allocation, adjusted in September 2019, of the purchase price to the fair value of the assets acquired and liabilities assumed on the acquisition date:

Cash and cash equivalents	$64,196
Accounts receivable	5,362
Inventory	519,750
Goodwill	2,662,669
Accounts payable	(777)
Total value of MediTaurus	3,251,200
Noncontrolling interests in MediTaurus	(975,360)
Total fair value of consideration	$2,275,840

Based on a valuation of MediTaurus in late 2019, the goodwill recorded in connection with the transaction was written off.

NOTE 4 – INVESTMENTS

At March 31, 2021 and December 31, 2020, the Company’s investments were comprised of the following:

	March 31, 2021	December 31, 2020
Current investments:
Flowr Corp. (formerly Terrace Inc.)	$1,312,028	$1,357,193

Non-current investments:
MembersRSVP LLC	1,165,788	1,165,788

Total investments	$2,477,816	$2,522,981

Flowr Corp. (formerly Terrace Inc.)

In December 2020, Terrace Inc., a Canadian cannabis entity in which the Company had an ownership interest of 8.95% (“Terrace”), was acquired by Flowr Corp. (TSX.V: FLWR; OTC: FLWPF), a Toronto-headquartered cannabis company with operations in Canada, Europe, and Australia (“Flowr”). Under the terms of the deal, each shareholder of Terrace received 0.4973 of a share in Flowr for each Terrace share held.

This investment is carried at it fair value. During the three months ended March 31, 2021 and 2020, the decrease in fair value of this investment of approximately $45,000 and $687,000, respectively, was reflected in Change In Fair Value Of Investments on the statement of operations.

MembersRSVP LLC

In August 2018, the Company invested $300,000 and issued 378,259 shares of its common stock, valued at approximately $915,000, in exchange for a 23% ownership in MembersRSVP LLC (“MRSVP”), an entity that has developed cannabis-specific customer relationship management software, branded under the name Sprout.

During the three months ended March 31, 2020, the investment was accounted for under the equity method. There was no change to the carrying value of the investment during this period.

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

As part of the agreement, the Company relinquished its right to appoint a member to the board of MRSVP. In light of the Company no longer having the ability to exercise significant influence over MRSVP, the Company no longer accounts for this investment under the equity method. The Company’s share of MRSVP’s future earnings or losses shall not be recorded, and the earnings and losses previously recorded will remain part of the carrying amount of the investment of approximated $1,166,000.

In accordance with ASC 321, Investments – Equity Securities, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. Following the termination of equity accounting, there has been no impairment to this investment, nor any observable price changes to investments in the entity. Accordingly, this investment continued to be carried at approximately $1,166,000 at March 31, 2021.

The Company will continue to apply the alternative measurement guidance until this investment does not qualify to be so measured. The Company may subsequently elect to measure this investment at fair value, with changes in fair value recognized in net income.

NOTE 5 – DEFERRED RENTS RECEIVABLE

The Company is the lessor under operating leases which contain rent holidays, escalating rents over time, options to renew, requirements to pay property taxes, insurance and/or maintenance costs, and contingent rental payments based on a percentage of monthly tenant revenues. The Company is not the lessor under any finance leases.

The Company recognizes fixed rental receipts from such lease agreements on a straight-line basis over the expected lease term. Differences between amounts received and amounts recognized are recorded under Deferred Rents Receivable on the balance sheet. Contingent rentals are recognized only after tenants’ revenues are finalized and if such revenues exceed certain minimum levels.

The Company leases the following owned properties:

●	Delaware – a 45,000 square foot facility purchased in September 2016 and developed into a cannabis cultivation, processing, and dispensary facility which is leased to a cannabis-licensed client under a triple net lease that commenced in 2017 and expires in 2035.

●	Maryland – a 180,000 square foot former manufacturing facility purchased in January 2017 and developed by the Company into a cultivation and processing facility which is leased to a licensed cannabis client under a triple net lease that commenced 2018 and expires in 2037.

●	Massachusetts – a 138,000 square foot industrial property of which approximately half of the available square footage is leased to a non-cannabis manufacturing company under a lease that commenced in 2017 and expires in 2022.

The Company subleases the following properties:

●	Delaware – 4,000 square feet of retail space in a multi-use building space which the Company developed into a cannabis dispensary and is subleased to its cannabis-licensed client under a under a triple net lease expiring in December 2021 with a five-year option to extend.

●	Delaware – a 100,000 square foot warehouse which the Company is developing into a cultivation and processing facility to be subleased to its cannabis-licensed client. The lease expires in March 2030, with an option to extend the term for three additional five-year periods.

●	Delaware – a 12,000 square foot premises which the Company developed into a cannabis production facility with offices, and is subleased to its cannabis-licensed client. The lease expires in January 2026 and contains an option to negotiate an extension at the end of the lease term.

As of March 31, 2021 and December 31, 2020, cumulative fixed rental receipts under such leases approximated $15.1 million and $13.9 million, respectively, compared to revenue recognized on a straight-line basis of approximately $17.0 and 15.8 million. Accordingly, the deferred rents receivable balance approximated $1.9 million at March 31, 2021 and December 31, 2020.

Future minimum rental receipts for non-cancelable leases and subleases as of March 31, 2021 were:

2021	$3,593,589
2022	4,712,200
2023	4,417,620
2024	4,476,205
2025	4,543,917
Thereafter	39,589,047
Total	$61,332,578

NOTE 6 – NOTES RECEIVABLE

At March 31, 2021 and December 31, 2020, notes receivable, including accrued interest, consisted of the following:

	March 31, 2021	December 31, 2020
First State Compassion Center	$453,248	$468,985
Healer LLC	879,640	899,226
High Fidelity Inc.	254,919	254,919
Total notes receivable	1,587,807	1,623,130
Notes receivable, current portion	374,978	658,122
Notes receivable, less current portion	$1,212,829	$965,008

First State Compassion Center

The Company’s cannabis-licensed client in Delaware, First State Compassion Center, issued a 10-year promissory note to the Company in May 2016 in the amount of $700,000 bearing interest at a rate of 12.5% per annum, as amended. The monthly payments of approximately $10,000 will continue through April 2026, at which time the note will be fully paid down. At March 31, 2021 and December 31, 2020, the current portion of this note approximated $68,000 and $66,000, respectively, and was included in Notes Receivable, Current Portion on the respective balance sheets.

Healer LLC

In 2018 and 2019, the Company loaned an aggregate of $800,000 to Healer LLC, an entity that provides cannabis education, dosage programs, and products developed by Dr. Dustin Sulak, an integrative medicine physician and nationally renowned cannabis practitioner (“Healer”). Healer issued promissory notes to the Company for the aggregate amount loaned that bear interest at 6% per annum, with principal and interest payable on maturity dates three years from the respective loan dates.

In March 2021, the Company was issued a revised promissory note from Healer in the principal amount of approximately $894,000 representing the previous loans extended to Healer by the Company plus accrued interest through the revised promissory note issuance date. The revised promissory note bears interest at a rate of 6% per annum and requires quarterly payments of interest from April 2021 through the maturity date in April 2026.

Additionally, the Company has the right to offset any licensing fees owed to Healer by the Company in the event Healer fails to make any timely payment. In March 2021, the Company offset approximately $28,000 of licensing fees payable to Healer against the principal balance of the revised promissory note, reducing the principal amount to approximately $866,000.

At March 31, 2021 and December 30, 2020, the total amount of principal and accrued interest due under the aforementioned promissory notes approximated $880,000 and $899,000, respectively, of which approximately $52,000 and $337,000 was current, respectively.

High Fidelity

In August 2019, the Company loaned $250,000 to High Fidelity Inc., an entity that owns and operates two seed-to sale medical marijuana facilities in the state of Vermont and produces its own line of CBD products. The note bears interest at a rate of 10.0% per annum, with interest-only month payments through its extended maturity in June 2021, at which time the principal amount is due.

Maryland Health & Wellness Center Inc.

In 2019, the Company provided Maryland Health & Wellness Center Inc. (“MHWC”), an entity that has been pre-approved by the state of Maryland for a cannabis dispensing license, with a $300,000 construction loan bearing interest at a rate of 8% per annum. In June 2020, MHWC repaid the principal and accrued interest thereon, at which time the parties agreed to terminate their business relationship and release each other from all other previously executed agreements.

NOTE 7 – INVENTORY

At March 31, 2021 and December 31, 2020, inventory was comprised of the following:

	March 31, 2021	December 31, 2020
Plants	$3,713,877	$3,352,425
Ingredients and other raw materials	234,826	176,338
Work-in-process	424,435	468,377
Finished goods	3,081,190	2,833,431
Total inventory	$7,454,328	$6,830,571

NOTE 8 – PROPERTY AND EQUIPMENT

At March 31, 2021 and December 31, 2020, property and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Land	$3,988,810	$3,988,810
Buildings and building improvements	29,447,594	29,309,856
Tenant improvements	8,825,911	8,844,974
Furniture and fixtures	671,986	619,880
Machinery and equipment	5,111,005	4,620,924
Construction in progress	4,788,041	3,140,807
	52,833,347	50,525,251
Less: accumulated depreciation	(5,342,972)	(4,888,722)
Property and equipment, net	$47,490,375	$45,636,529

During the three months ended March 31, 2021 and December 31, 2020, additions to property and equipment approximated $2,308,000 and $572,000, respectively.

The 2021 and 2020 additions were primarily comprised of (i) construction in Mt. Vernon, IL, and (ii) machinery and equipment purchases for facilities in Massachusetts, Maryland, Illinois, and Delaware. The 2019 additions consisted primarily of (i) the commencement of construction in Milford, DE and Annapolis, MD, (ii) the continued buildout of properties in Hagerstown, MD, New Bedford, MA, and Middleborough, MA, and (ii) improvements to the Wilmington, DE and Las Vegas, NV properties.

The construction in progress balances of approximately $4.8 million and $3.1 million at March 31, 2021 and December 31, 2020, respectively, consisted of the commencement of construction of properties in Metropolis, IL, Milford, DE, and Annapolis, MD.

Depreciation expense for the three months ended March 31, 2021 and 2020 approximated $462,000 and $484,000, respectively.

NOTE 9 – INTANGIBLES

At March 31, 2021 and December 31, 2020, intangible assets were comprised of (i) the carrying value of cannabis license fees, and (ii) goodwill arising from the Company’s acquisitions.

The Company’s cannabis licenses are issued from the states of Illinois and Massachusetts and require the payment of annual fees. These fees, comprised of a fixed component and a variable component based on the level of operations, are capitalized and amortized over the respective twelve-month periods. At March 31, 2021 and December 31, 2020, the carrying value of these cannabis licenses approximated $622,000 and $161,000, respectively.

The goodwill associated with acquisitions is reviewed on a quarterly basis for impairment. Based on this review and other factors, the goodwill of approximately $2.1 million at March 31, 2021 and December 31, 2020 was deemed to be unimpaired.

NOTE 10 – DEBT

Mortgages Payable

At March 31, 2021 and December 31, 2020, mortgage balances, including accrued interest, were comprised of the following:

	March 31, 2021	December 31, 2020
Bank of New England – Massachusetts properties	$12,749,474	$12,834,090
Bank of New England – Delaware property	1,547,757	1,575,658
DuQuoin State Bank – Illinois properties	806,980	814,749
South Porte Bank – Illinois property	894,587	906,653
Total mortgages payable	15,998,798	16,131,150
Mortgages payable, current portion	(1,382,411)	(1,387,014)
Mortgages payable, less current portion	$14,616,387	$14,744,136

In November 2017, the Company entered into a 10-year mortgage agreement with Bank of New England in the amount of $4,895,000 (the “Initial Mortgage”) for the purchase of a 138,000 square foot industrial property in New Bedford, Massachusetts, within which the Company has built a 70,000 square foot cannabis cultivation and processing facility. Pursuant to the Initial Mortgage, the Company made monthly payments of (i) interest-only from the mortgage date through May 2019 at a rate equal to the prime rate plus 2%, with a floor of 6.25% per annum, and (ii) principal and interest payments from May 2019 to July 2020 at a rate equal to the prime rate on May 2, 2019 plus 2%, with a floor of 6.25% per annum. In July 2020, at which time the Initial Mortgage had a remaining principal balance of approximately $4.8 million, the parties consummated an amended and restated mortgage agreement, secured by the Company’s properties in New Bedford and Middleboro in the amount of $13.0 million bearing interest at a rate of 6.5% per annum that matures in August 2025 (the “Refinanced Mortgage”). Proceeds from the Refinanced Mortgage were used to pay down the Initial Mortgage and approximately $7.2 million of promissory notes as further described below. At March 31, 2021 and December 31, 2020, the outstanding principal balance of the Refinanced Mortgage approximated $12.7 million and $12.8 million, respectively, of which approximately $341,000 and $335,000, respectively, was current.

The Company maintains another mortgage with Bank of New England for the 2016 purchase of a 45,070 square foot building in Wilmington, Delaware which was developed into a cannabis seed-to-sale facility and is currently leased to the Company’s cannabis-licensed client in that state. The mortgage matures in 2031 with monthly principal and interest payments at a rate of 5.25% per annum through September 2021, and thereafter the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25% per annum. At March 31, 2021 and December 31, 2020, the outstanding principal balance on this mortgage approximated $1.5 million and $1.6 million, respectively, of which approximately $115,000 and $114,000, respectively, was current.

In May 2016, the Company entered into a mortgage agreement with DuQuoin State Bank (“DSB”) for the purchase of two properties which the Company developed into two 3,400 square foot free-standing retail dispensaries in Illinois. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined by DSB’s executive committee. The mortgage was renewed in May 2021 at a rate of 6.75% per annum. At March 31, 2021 and December 31, 2020, the outstanding principal balance on this mortgage approximated $807,000 and $815,000 respectively, of which approximately $32,000 and $31,000, respectively, was current.

In February 2020, the Company entered into a mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, IL. Pursuant to amendments to the mortgage agreement, the Company is making interest-only monthly payments at a rate of 5.5% per annum through the amended maturity date in May 2021, at which time the parties are expected to enter into a one-year renewal agreement.

Notes Payable

In February 2020, pursuant to an exchange agreement as further described in Note 12 – Mezzanine Equity, the Company issued two promissory notes in the aggregate principal amount of approximately $4.4 million, bearing interest at 16.5% per annum and maturing in August 2021 (the “$4.4M Notes”), in exchange for a loan in the same amount. At December 31, 2020, the principal and accrued interest balance of the $4.4M Notes approximated $4.6 million. In March 2021, utilizing a portion of the proceeds from the Hadron transaction discussed in Note 12 – Mezzanine Equity, the $4.4M Notes were fully paid down, along with accrued interest through the repayment date.

In June 2019, the Company and MariMed Hemp Inc., its wholly-owned subsidiary (“MMH”), issued a secured promissory note in the principal amount of $10.0 million (the “$10M Note”) to an unaffiliated party (the “Noteholder”). The $10M Note provided for the repayment of principal plus a payment of $1.5 million (the “$1.5M Payment”) on the maturity date of January 31, 2020. Such payment was charged to interest expense over the life of the $10M Note.

As part of the $10M Note transaction, the Company issued three-year warrants to purchase up to 375,000 shares of common stock at an exercise price of $4.50 per share to the Noteholder. The fair value of these warrants on the issuance date of approximately $601,000 was recorded as a discount to the $10M Note. Approximately $523,000 of the warrant discount was amortized to interest expense in 2019, with the remainder in January 2020.

The Company entered into an amendment agreement with the Noteholder in February 2020, whereby the Company and MMH issued an amended and restated promissory note maturing in June 2020 in the principal amount of $11,500,000 (the “$11.5M Note”), comprised of the principal amount of the $10M Note and the $1.5M Payment. The $11.5M Note bore interest at a rate of 15% per annum, requiring periodic interest payments and minimum amortization payments of $3,000,000 in the aggregate, which the Company made in the first half of 2020.

The Company entered into a second amendment agreement with the Noteholder in June 2020, whereby (i) $352,000 of outstanding principal of the $11.5M Note was converted into 1,900,000 shares of the Company’s common stock (which did not result in a material extinguishment gain or loss as the conversion price approximated the price of the Company’s common stock on the agreement date), and (ii) the Company and MMH issued a second amended and restated promissory note in the principal amount of approximately $8.8 million (the “$8.8M Note”), comprised of the outstanding principal and unpaid interest balances of the $11.5M Note, plus an extension fee of approximately $330,000. In addition, the Company issued three-year warrants to the Noteholder to purchase up to 750,000 shares of common stock at an exercise price of $0.50 per share. The fair value of these warrants on the issuance date of approximately $66,000 was recorded as a discount to the $8.8M Note, which is being amortized to interest expense over the life of the $8.8M Note.

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

The Noteholder has the option to convert the $8.8M Note, in whole or in part, into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to certain conversion limitations. This non-detachable conversion feature of the $8.8M Note had no intrinsic value on the agreement date, and therefore no beneficial conversion feature arose.

During the three months ended March 2021, the Noteholder converted $1,000,000 of principal and approximately $10,000 of accrued interest into 3,365,972 shares of the Company’s common stock. Also during this period, the Company paid accrued interest of approximately $104,000 in cash. Accordingly, the principal balance of the $8.8M Note was approximately $3.2 million at March 31, 2021.

The Company entered into a third amendment agreement with the Noteholder in April 2021 whereby the Company and MMH issued a third amended and restated promissory note in the principal amount of approximately $3.2 million (the “$3.2M Note”), comprised of the remaining principal balance on the $8.8M Note. The $3.2M Note bears interest at a rate of 0.12% per annum and matures in April 2023. The Noteholder has the option to convert, subject to certain conversion limitations, all or a portion of the $3.2M Note into shares of the Company’s common stock at a conversion price of $0.35 per share, such conversion price subject to adjustment in the event of certain transactions by the Company. On or after the one-year anniversary of the $3.2M Note, upon twenty days prior written notice to the Noteholder, the Company can prepay all of the outstanding principal and unpaid interest of the $3.2M Note, along with a prepayment premium equal to 10% of the principal amount being prepaid. The Noteholder shall remain entitled to convert the $3.2M Note during such notice period. On or after the one-year anniversary of the $3.2M Note, the Noteholder has the right to require the redemption in cash of up to $125,000 of principal and unpaid interest thereon per calendar month.

In April 2019, MMH issued a secured promissory note in the principal amount of $1,000,000 (the “$1M Note”) to an unaffiliated party. The principal balance plus a payment of $180,000, initially due in December 2019, was extended to March 2020 in accordance with the terms of the $1M Note, requiring an additional payment of $30,000 (the “$30,000 Fee”). Prior to the extended due date, the parties agreed that the $1M Note would continue on a month-to-month basis bearing interest at a rate of 15% per annum. In September 2020, the Company paid down $500,000 of principal on the $1M Note. At December 31, 2020, the outstanding balance consisted of $500,000 of principal and approximately $467,000 of unpaid accrued interest which included the $30,000 Fee. In March 2021, utilizing a portion of the proceeds from the Hadron transaction discussed in Note 12 – Mezzanine Equity, the remaining principal of $500,000 was paid down, along with $200,000 of accrued interest.

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

The Company and the Holding Party entered into a note extension agreement in April 2020 (the “Initial Extension Agreement”) pursuant to which (i) the $6M Note’s due date was extended to September 2020, and the $6M Note was modified to include unpaid accrued interest of $845,000 through the modification date and interest at a rate of 10% per annum (the “$6.8M Note”), and (iii) a new convertible note in the amount of $900,000 (the “$900k Note”) was issued evidencing the Service Fee, bearing interest at a rate of 12% per annum. The Company satisfied the $900k Note and accrued interest of $20,100 in full as of the June 2020 maturity date by the payment in July 2020 of $460,050 in cash, representing one-half of the principal and accrued interest, and the issuance in June 2020 of 2,525,596 shares of the Company’s common stock, in payment of the other half of the principal and accrued interest.

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

As part of the $3M Note transaction, the Company issued three-year warrants to the Holding Party’s designees to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The Company recorded a discount on the $3M Note of approximately $1,511,000 from the allocation of note proceeds to the warrants based on the fair value of such warrants on the issuance date. This discount was amortized to interest expense in 2018 and 2019.

In October 2020, the Company and the Holding Party entered into a second note extension agreement (the “Second Extension Agreement”) whereby the Company (i) paid $1 million of principal and all outstanding accrued interest of approximately $333,000 on the $6.8M Note; (ii) issued an amended and restated senior secured promissory note in the principal amount of $5,845,000 (the “$5.8M Note”) to replace the $6.8M Note; and (iii) amended and restated the $3M Note (the “New $3M Note”, and together with the $5.8M Note, the “Amended Notes”). The Amended Notes bear interest at a rate of 12% per annum with maturity dates in September 2022, and can be prepaid in whole or in part at any time.

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

The Company made a required principal payment of $400,000 on the $5.8M note in February 2021. In March 2021, utilizing a portion of the proceeds from the Hadron transaction discussed in Note 12 – Mezzanine Equity, the Amended Notes were fully paid down, along with accrued interest through the repayment date. In addition, the remaining discount of approximately $450,000 on this note was fully amortized on the payment date.

In August 2020, the Company entered into a note agreement with First Citizens’ Federal Credit Union for the purchase of a commercial vehicle. The note bears interest at 5.74% per annum and matures in July 2026. At March 31, 2021 and December 31, 2020, the balance of this note approximated $24,000 and $26,000, respectively.

In addition to the above transactions, at the start of 2020, the Company was carrying $3,190,000 of principal on promissory notes issued to accredited investors bearing interest at rates ranging from 6.5% to 18% per annum (the “Existing Notes”). During 2020, the Company (i) raised approximately $2,147,000 from the issuance of new promissory notes to accredited investors bearing interest at 12% and 15% per annum (the “New 2020 Notes”), (ii) repaid $2,100,000 of the Existing Notes, (iii) retired $500,000 of the Existing Notes through the issuance of common stock at a conversion price equal to the market price of the Company’s common stock on the conversion date of $0.32 per share, and (iv) repaid $700,000 of the New 2020 Notes. Accordingly, the remaining balance on the Existing Notes and New 2020 Notes approximated $2,037,000 in the aggregate at December 31, 2020. This balance along with accrued interest through the repayment date of approximately $200,000 were fully paid down in March 2021 utilizing a portion of the proceeds from the Hadron transaction discussed in Note 12 – Mezzanine Equity.

Debt Maturities

As of March 31, 2021, the aggregate scheduled maturities of the Company’s total debt outstanding were:

2021	$1,270,010
2022	516,481
2023	3,761,529
2024	582,894
2025	623,170
Thereafter	12,497,810
Total	19,251,894
Less discounts	(12,268)
$19,239,626

NOTE 11 – DEBENTURES PAYABLE

In a series of transactions from the period October 2018 through February 2020, the Company sold an aggregate of $21.0 million of convertible debentures (the “$21M Debentures”) to an accredited investor pursuant to an amended securities purchase agreement (the “SPA”). The following table as of March 31, 2021 summarizes the purchase dates and selected terms of each debenture transaction that comprises the $21M Debentures:

Issue Date	Maturity Date	Initial Principal	Interest Rate	Issue Discount	Warrant Discount	Beneficial Conversion Feature	Converted To Common Stock
10/17/18	10/16/20	$5,000,000	6.0%	1.0%	$457,966	$1,554,389	$5,000,000
11/07/18	11/06/20	5,000,000	6.0%	1.0%	599,867	4,015,515	5,000,000
05/08/19	05/07/21	5,000,000	6.0%	1.0%	783,701	2,537,235	5,000,000
06/28/19	06/27/21	2,500,000	0.0%	7.0%	145,022	847,745	2,500,000
08/20/19	08/19/21	2,500,000	0.0%	7.0%	219,333	850,489	2,500,000
02/21/20	02/20/21	1,000,000	6.5%	6.5%	28,021	379,183	1,000,000

As of March 31, 2021, the holder of the $21M Debentures (the “Holder”) had converted all of the $21M Debentures, along with accrued interest, into the Company’s common stock at conversion prices equal to 80% of a calculated average, as determined in accordance with the terms of the $21M Debentures, of the daily volume-weighted price during the ten consecutive trading days preceding the date of conversion. The conversion were limited in any given month to certain agreed-upon amounts based on the conversion price, and the Holder was also limited from beneficially owning more than 4.99% of the Company’s outstanding common stock.

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

Pursuant to the terms of a registration rights agreement with the Holder, entered into concurrently with the SPA, the Company agreed to provide the Holder with certain registration rights with respect to shares issued pursuant to the terms of the SPA and the $21M Debentures.

Over the life of the $21M Debentures, the Holder converted, in several transactions, an aggregate of $21.0 million of principal and approximately $836,000 of accrued interest into 92,704,035 shares of common stock at conversion prices ranging from $0.11 to $3.06 per share. Of these conversions, (i) during 2020, an aggregate of $9.7 million of principal and approximately $365,000 of accrued interest was converted into 77,766,559 shares of common stock at conversion prices ranging from $0.11 and $0.34 per share, and (ii) during 2021, an aggregate of $1.3 million of principal and approximately $56,000 of accrued interest was converted into 4,610,645 shares of common stock at a conversion price of $0.29 per share.

All of the aforementioned conversions were effected in accordance with the terms of the respective convertible debenture agreement, and therefore the Company was not required to record a gain or loss on such conversions.

During the year ended December 31, 2020, amortization of the beneficial conversion features, after adjustment for the aforementioned conversions, approximated $3.2 million; amortization of the warrant discounts approximated $805,000; amortization of original issue discounts approximated $321,000; and interest expense approximated $224,000. At December 31, 2020, the aggregate outstanding principal balance of the $21M Debentures was $1.3 million. Also on such date, the unamortized balances of the beneficial conversion features, the warrant discounts, and original issue discounts were approximately $177,000, $39,000, and $52,000, respectively. Accordingly, at December 31, 2020, the carrying value of the $21M Debentures approximated $1.0 million, all of which was current.

During the three months ended March 31, 2021, amortization of the beneficial conversion features, after adjustment for the aforementioned conversions, approximated $177,000; amortization of the warrant discounts approximated $39,000; amortization of original issue discounts approximated $52,000; and interest expense approximated $1,000.

NOTE 12 – MEZZANINE EQUITY

Series B Convertible Preferred Stock

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

Series C Convertible Preferred Stock

In March 2021, the Company entered into a securities purchase agreement with Hadron Healthcare Master Fund (“Hadron”) with respect to a financing facility of up to $46.0 million in exchange for newly-designated Series C convertible preferred stock of the Company and warrants to purchase the Company’s common stock.

At the closing of the transaction in March 2021, Hadron purchased $23.0 million of Units at a price of $3.70 per Unit. Each Unit is comprised of one share of Series C preferred stock and a four-year warrant to purchase two and one-half shares of common stock. Accordingly, the Company issued to Hadron 6,216,216 shares of Series C preferred stock and warrants to purchase up to an aggregate of 15,540,540 shares of common stock. Each share of Series C preferred stock is convertible, at Hadron’s option, into five shares of common stock, and each warrant is exercisable at an exercise price of $1.087 per share. The warrants shall be subject to early termination if certain milestones are attained and the market value of the Company’s common stock reaches certain predetermined levels. The fair value of the warrants of approximately $9.5 million on the issuance date was allocated to the proceeds and recorded as additional paid-in capital. The Company incurred costs of approximately $387,000 relative to the issuance of the aforementioned shares to Hadron which was recorded as a reduction to additional paid-in capital in March 2021.

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

Of the $23.0 million of proceeds received by the Company in March 2021, approximately (i) $7.8 million is designated to fund construction and upgrades of certain of the Company’s owned and managed facilities, of which approximately $2.0 million was expended during the three months ended March 31, 2021, and (ii) $15.2 million was used to pay down debt and obligations, comprised of principal and interest on the $4.4M Notes, the $1M Note, the New $3M Note, the $5.8M Note, the Existing Notes, the New 2020 Notes (all referred to in Note 10 – Debt), and a portion of the Due To Related Parties balance discussed in Note 18 – Related Party Transactions.

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

NOTE 13 – STOCKHOLDERS’ EQUITY

Undesignated Preferred Stock

In February 2020, the Company filed a certificate of elimination to return all shares of the Series A convertible preferred stock to the status of authorized and unissued shares of undesignated preferred stock.

Common Stock

In February 2020, pursuant to the TIS Exchange Agreement discussed in Note 12 – Mezzanine Equity, the 4,908,333 shares of common stock exchanged for shares of Series B convertible preferred stock were treated as an increase to treasury stock of $14,725,000 ($3.00 per share), and then immediately cancelled, thereby reducing treasury stock to zero, with corresponding reductions to common stock of approximately $5,000 (the par value of the exchanged common shares) and additional paid-in capital of approximately $14,720,000.

In the three months ended March 31, 2021, the Company granted 6,877 shares of common stock to a current employee. The fair value of the shares of approximately $5,000 was charged to employee compensation. These granted shares were yet to be issued by the end of the quarter, and were reflected in Common Stock Subscribed But Not Issued on the related balance sheet.

In 2020, the Company granted 109,210 shares of common stock to a current employee. The fair value of the shares of approximately $21,000 was charged to employee compensation during the period. Of these granted shares, 11,413 were yet to be issued at December 31, 2020 and were reflected in Common Stock Subscribed But Not Issued on the related balance sheet.

In February 2021, the Company issued 42,857 shares of common stock to settle a $30,000 obligation. Based on the price of the Company’s common stock on the date of issuance, the Company incurred a non-cash loss of approximately $1,300 which was reflected under Loss On Debt Settlements on the statement of operations. No stock was issued to settle obligations during the same period in 2020.

During the three months ended March 31, 2021 and 2020, the Company issued 11,413 and 3,236,857 shares of common stock, respectively, associated with previously issued subscriptions on common stock with a value of approximately $5,000 and $1,168,000, respectively.

As previously disclosed in Note 10 – Debt, the Company issued (i) 3,365,972 shares of common stock in 2021 upon the conversion of approximately $1,010,000 of principal and interest on the $8.8M Note, (ii) 1,900,000 shares of common stock in June 2020 upon the conversion of $352,000 of principal on the $11.5M Note, and (iii) 2,525,596 shares common stock in June 2020 upon the conversion of $460,050 of principal and interest on the $900k Note.

As previously disclosed in Note 11 – Debentures Payable, the holder of the $21M Debentures converted (i) approximately $1.4 million of principal and interest in 2021 into 4,610,645 shares of common stock, and (ii) approximately $10.1 million of principal and interest in 2020 into 77,766,559 shares of common stock.

As further disclosed in Note 15 – Warrants, warrants to purchase 50,000 shares of common stock were exercised during the three months ended March 31, 2021.

Common Stock Issuance Obligations

At March 31, 2021 and 2020, the Company was obligated to issue 6,877 and 30,302 shares of common stock, respectively, valued at approximately $5,000 in both periods, in connection with a stock grant to a current employee. The 2021 obligation was issued April 2021; the 2020 obligation was issued in May 2020.

NOTE 14 – STOCK OPTIONS

During the three months ended March 31, 2021, the Company granted five-year options to purchase up to 1,262,000 shares of common stock at exercise prices ranging from $0.51 and $0.90 per share. The fair values of these options of approximately $541,000 in the aggregate are being amortized to compensation expense over their vesting periods, of which approximately $170,000 was amortized during the three months ended March 31, 2021. Additionally, compensation expense in the first quarter of 2021 for options issued in previous years, and continuing to be amortized over their respective vesting periods, approximated $124,000.

During the three months ended March 31, 2020, no options were granted. Compensation expense in the first quarter of 2021 for options issued in previous years, and continuing to be amortized over their respective vesting periods, approximated $330,000.

During the three months ended March 31, 2021 and 2020, options to purchase 50,000 and 30,000 shares of common stock, respectively, were forfeited or expired, resulting in an aggregate reduction of amortized compensation expense of zero in 2021 and approximately $19,000 in 2020.

Stock options outstanding and exercisable as of March 31, 2021 were:

	Shares Under Option
Exercise Price per Share	Outstanding	Exercisable	Remaining Life in Years
$0.140	160,000	40,000	4.28
$0.149	500,000	500,000	4.76
$0.169	200,000	200,000	4.62
$0.210	70,000	50,000	4.65
$0.225	2,000,000	875,000	4.61
$0.250	20,000	15,000	4.17
$0.250	50,000	-	4.57
$0.250	800,000	200,000	4.62
$0.250	80,000	40,000	4.65
$0.250	50,000	50,000	3.92
$0.300	554,500	277,250	4.00
$0.417	900,000	900,000	3.74
$0.450	125,000	125,000	0.51
$0.505	100,000	-	4.76
$0.505	800,000	-	4.78
$0.590	15,000	15,000	3.69
$0.630	300,000	300,000	0.75
$0.770	200,000	200,000	1.75
$0.830	287,000	71,750	4.98
$0.890	10,000	-	4.81
$0.892	40,000	-	4.81
$0.895	25,000	-	4.82
$0.900	50,000	50,000	2.11
$0.910	50,000	50,000	1.56
$0.950	50,000	50,000	1.75
$0.992	300,000	300,000	3.49
$1.000	125,000	125,000	3.59
$1.350	100,000	75,000	2.33
$1.950	375,000	375,000	2.25
$2.320	100,000	100,000	2.45
$2.450	2,000,000	2,000,000	1.73
$2.500	100,000	100,000	2.41
$2.650	200,000	200,000	2.48
$2.850	56,250	56,250	1.70
$2.850	100,000	100,000	2.70
$3.000	25,000	25,000	2.71
$3.725	100,000	100,000	2.69
	11,017,750	7,565,250

NOTE 15 – WARRANTS

During the three months ended March 31, 2021, the Company issued warrants to an individual to purchase up to 100,000 shares of common stock at an exercise price of $0.82 per share, expiring three years from issuance. The fair value of this warrant on the issuance date approximated $56,000 which was charged to compensation expense. Also during this period, the Company issued warrants to Hadron to purchase up to 15,540,540 shares of common stock at an exercise price of $1.087 per share, expiring four years from issuance, as part of the Hadron transaction previously discussed in Note 12 – Mezzanine Equity. The fair value of these warrants on the issuance date approximated $9.5 million, and this amount was allocated to the warrant from the $23.0 million proceeds from the Hadron transaction and recorded in additional paid in capital.

During the three months ended March 31, 2020, in conjunction with the $21M Debentures discussed in Note 11 – Debentures Payable, the Company issued three-year warrants to purchase up to 180,000 shares of common stock at an exercise price of $0.75 per share. The fair value of these warrants on the issuance date approximated $1,148,000, of which approximately $24,000 was amortized to interest expense in the quarter and the remainder to be amortized over the term of the respective debenture.

During the three months ended March 31, 2021, warrants to purchase 50,000 shares of common stock were exercised at an exercise price of $0.15 per share. No warrants were exercised during the same period in 2020.

During the three months ended March 31, 2021, warrants to purchase 225,000 shares of common stock with exercise prices of $0.90 and $1.75 per share were forfeited. No warrants were forfeited during the same period in 2020.

At March 31, 2021 and 2020, warrants to purchase up to 32,282,708 and 11,960,107 shares of common stock, respectively, were outstanding at exercise prices ranging from $0.25 to $5.50 per share across both periods.

NOTE 16 – REVENUES

For the three months ended March 31, 2021 and 2020, the Company’s revenues were comprised of the following major categories:

	2021	2020
Product sales	$20,949,092	$4,232,828
Real estate	1,808,799	1,973,098
Management	895,703	429,632
Supply procurement	519,504	430,134
Licensing	469,466	400,327
Total revenues	$24,642,564	$7,466,019

For the three months ended March 31, 2021 and 2020, revenues from two clients represented 14% and 39%, respectively, of total revenues.

NOTE 17 – BAD DEBTS

The Company maintains two types of reserves to address uncertain collections of amounts due—an allowance against trade accounts receivable (the “AR Allowance”), and a reserve against cash advanced by the Company to its cannabis-licensed clients for working capital purposes (the WC Reserve”).

During the three months ended March 31, 2021, the Company increased the AR Allowance by $850,000, and the WC Reserve by approximately $175,000. The aggregate of these two amounts of approximately $1,025,000 was charged to Bad Debts on the statement of operations for the three months ended March 31, 2021. No changes to the AR Allowance and WC Reserve were made during the three months ended March 31, 2020.

NOTE 18 – RELATED PARTY TRANSACTIONS

In 2020, options to purchase an aggregate of 550,000 shares of common stock were exercised by the Company’s CEO, CFO, and an independent board member at exercise prices of $0.13 and $0.14 per share. No options were exercised by these individuals during the first three months of 2021.

The Company’s corporate offices are leased from an entity in which the Company’s CFO has an investment interest. This lease expires in October 2028 and contains a five-year extension option. In each of the three-month periods ended March 31, 2021 and 2020, expenses incurred under this lease approximated $39,000.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s COO. The aggregate purchases from this entity in the three months ended March 31, 2021 and 2020 approximated $825,000 and $490,000, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies® product line to an entity owned by the Company’s COO and its SVP of Sales under a royalty agreement. This agreement was amended effective January 1, 2021 whereby, among other modifications, the royalty percentage changed from 2.5% on all sales of Betty’s Eddies® products to (i) 3.0% and 10.0% of wholesale sales of existing products within the product line if sold directly by the Company, or licensed by the Company for sale by third-parties, respectively, and (ii) 0.5% and 1.0% of wholesale sales of future developed products within the product line if sold directly by the Company, or licensed by the Company for sale by third-parties, respectively. The aggregate royalties due to this entity in the three months ended March 31, 2021 and 2020 approximated $83,000 and $64,000, respectively.

In the three months ended March 31, 2021 and 2020, one of the Company’s majority owned subsidiaries paid aggregate distributions of approximately $9,000 and $12,000, respectively, to the Company’s CEO and CFO, who own minority equity interests in such subsidiary.

In the three months ended March 31, 2021, the Company purchased fixed assets and consulting services of approximately $265,000 in the aggregate from two entities owned by two of the Company’s general managers. No payments were made to these two entities in the same period in 2020.

In the three months ended March 31, 2021, the Company purchased fixed assets of approximately $310,000 from an entity owned by an employee. No payments were made to this related entity in the same period in 2020.

The balance of Due To Related Parties at December 31, 2020 of approximately $1.2 million was comprised of amounts owed of approximately (i) $460,000 to the Company’s CEO, (ii) $653,000 to entities owned by the Company’s CEO and CFO, and (iii) $45,000 to a stockholder of the Company. All amounts owed were repaid in March 2021.

The Company’s mortgages with Bank of New England are personally guaranteed by the Company’s CEO and CFO.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is the lessee under six operating leases and four finance leases. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments.

The details of the Company’s operating lease agreements are as follows:

●	Delaware – 4,000 square feet of retail space in a multi-use building under a five-year lease that expires in December 2021 with a five-year option to extend. The Company developed the space into a cannabis dispensary which is subleased to its cannabis-licensed client.

●	Delaware – a 100,000 square foot warehouse leased in March 2019 that the Company is developing into a cultivation and processing facility to be subleased to the same Delaware client. The lease term is 10 years, with an option to extend the term for three additional five-year periods.

●	Delaware –a 12,000 square foot premises which the Company developed into a cannabis production facility with offices, and is subleases to its cannabis-licensed client. The lease expires in January 2026 and contains an option to negotiate an extension at the end of the lease term.

●	Nevada – 10,000 square feet of an industrial building that the Company has built-out into a cannabis cultivation facility and plans to rent to its cannabis-licensed client under a sub-lease which will be coterminous with this lease expiring in 2024.

●	Massachusetts – 10,000 square feet of office space which the Company utilizes as its corporate offices under a 10-year lease with a related party expiring in 2028, with an option to extend the term for an additional five-year period.

●	Maryland – a 2,700 square foot 2-unit apartment under a lease that expires in July 2022.

The Company leases machinery and office equipment under finance leases that expire in February 2022 through June 2024 with such terms being a major part of the economic useful life of the leased property.

The components of lease expense for the three months ended March 31, 2021 were as follows:

Operating lease cost	$266,580

Finance lease cost:
Amortization of right-of-use assets	$8,171
Interest on lease liabilities	1,504
Total finance lease cost	$9,675

The weighted average remaining lease term for operating leases is 8.0 years, and for the finance lease is 2.6 years. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was between 7.5% to 12% for all leases.

Future minimum lease payments as of March 31, 2021 under all non-cancelable leases having an initial or remaining term of more than one year were:

	Operating Leases	Finance Leases
2021	$845,987	$28,809
2022	1,071,079	27,123
2023	1,035,017	23,201
2024	963,589	3,229
2025	936,947	-
Thereafter	3,468,041	-
Total lease payments	8,320,660	$82,362
Less: imputed interest	(2,177,632)	(7,560)
	$6,143,028	$74,802

Terminated Employment Agreement

An employment agreement which commenced in 2012 with Thomas Kidrin, the former CEO of the Company, which provided Mr. Kidrin with salary, car allowances, stock options, life insurance, and other employee benefits, was terminated by the Company in 2017. At March 31, 2021 and December 31, 2020, the Company maintained an accrual of approximately $1,043,000 for any amounts that may be owed under this agreement, although the Company contends that such agreement is not valid and no amount is due.

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

While the Company’s motion to dismiss was pending, the parties reached a settlement in principle and the court has issued a nisi order of dismissal. The parties have not yet competed the settlement agreement. If the parties are for any reason unable to do so, then the Company will continue vigorously to defend this matter and prosecute its counterclaims.

Maryland Acquisition

As previously disclosed in Note 3 – Acquisitions, Kind has sought to renege on the parties’ original agreement to a partnership/joint venture made in the fall of 2016 and subsequent MOU. The Company engaged with the members of Kind in good faith in an attempt to reach updated terms acceptable to both parties, however the members of Kind failed to reciprocate in good faith, resulting in an impasse. Incrementally, both parties through counsel further sought to resolve the impasse, however such initiative resulted in both parties commencing legal proceedings.

In November 2019, Kind commenced an action by filing a complaint against the Company in the Circuit Court for Washington County, MD captioned Kind Therapeutics USA, Inc. vs. MariMed, Inc., et al. (Case No. C-21-CV-19-000670) (the “Complaint”). The Complaint, as amended, alleges breach of contract, breach of fiduciary duty, unjust enrichment, intentional misrepresentation, rescission, civil conspiracy, and seeking an accounting and declaratory judgment and damages in excess of $75,000. On November 15, 2019, the Company filed counterclaims against Kind and a third-party complaint against the members of Kind (Jennifer DiPietro, Susan Zimmerman, and Sophia Leonard-Burns) and William Tham (the “Counterclaims”). The Counterclaims, as amended, allege breach of contract with respect to each of the partnership/joint venture agreement, the MOU, the MSA, the Lease, and the Licensing and Manufacturing Agreement (“LMA”), unjust enrichment, promissory estoppel/detrimental reliance, fraud in the inducement, breach of fiduciary duty, and seeks reformation of the MSA, a declaratory judgment regarding enforceability of the partnership/joint venture arrangement and/or the MOU, specific performance of the parties’ various contracts, and the establishment of a constructive trust for the Company’s benefit. The Counterclaims also seek damages.

At the time the Complaint and Counterclaims were filed, both parties, MariMed (including MariMed Holdings MD, LLC and MariMed Advisors Inc.) and Kind, brought motions for a temporary restraining order and a preliminary injunction. By Opinion and Order entered on November 21, 2019, the Court denied both parties motions for a temporary restraining order. In its opinion, the Court specifically noted that, contrary to Kind’s allegations, the MSA and the Lease “appear to be independent, valid and enforceable contracts.”

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

In December 2020, the Court entered a Preliminary Injunction Order, accompanied by a Memorandum Opinion, denying Kind’s motion for a preliminary injunction (which Kind had withdrawn at the conclusion of the hearing) and granting the Company’s request for preliminary injunction. The Court determined that the Company is likely to succeed with respect to the validity and enforceability of the MSA and the LMA, that the Company would suffer substantial and irreparable harm without the preliminary injunction, and that the balance of convenience and public interest both warranted the issuance of a preliminary injunction in the Company’s favor. The Court ordered, inter alia, that the MSA and LMA are in effect pending judgment after trial on the merits, and that Kind and its members, and their attorneys, agents, employees, and representatives, are prohibited from (a) interfering with the Company’s duties and responsibilities under the MSA and (b) withdrawing funds, making any distribution, paying any loans, returning any capital, or making any payment towards a debt from any Kind bank or other financial account(s) without written consent of the Company or Order of the Court, thereby preserving the Company’s management of Kind’s operations and finances at least through the jury trial currently scheduled to begin on March 28, 2022. Further, the Court ordered Kind to pay management and licensing fees to the Company beginning January 1, 2021. Kind has noted an appeal of the Order to the Maryland Court of Special Appeals, which is pending; however, the preliminary injunction order remains in effect.

In addition to the favorable rulings on the Lease, MSA, and LMA, the Company believes that its claims with respect to the 70%/30% partnership/joint venture agreement are meritorious. Further, the Company believes that Kind’s claims against the Company are without merit. On March 18, 2021, the Court issued an opinion and order on Kind’s motion for summary judgment finding that the MOU was not enforceable by the Company against Kind as a final binding agreement. The Company is evaluating an appeal of this ruling which under Maryland rules can only be pursued upon final judgment.

In March 2021, the Kind parties filed motions to modify the preliminary injunction order or, alternatively, for direction from the Court based on Kind’s claim to have terminated the MSA. The Company has opposed both motions and has filed a petition for civil contempt against the Kind parties for interfering with the Company’s management of Kind. The motions and petition are pending, and the preliminary injunction remains in effect.

The Company intends to aggressively prosecute and defend the action. Trial has been scheduled from March 28, 2022 to April 11, 2022.

DiPietro Lawsuit

In August 2020, Jennifer DiPietro, directly and derivatively on behalf of Mari Holdings MD LLC (“Mari-MD”) and Mia Development LLC (“Mia”), commenced a suit against the Company’s CEO, CFO, and wholly-owned subsidiary MariMed Advisors Inc. (“MMA”), in Suffolk Superior Court, Massachusetts.

In this action, DiPietro, a party to prior ongoing litigation in Maryland involving the Company and Kind as discussed above, brings claims for breach of fiduciary duty, breach of contract, fraud in the inducement, aiding and abetting the alleged breach of fiduciary duty, and also seeks access to books and records and an accounting related to her investments in Mari-MD and Mia. DiPietro seeks unspecified money damages and rescission of her interest in Mari-MD, but not of her investment in Mia, which has provided substantial returns to her as a member.

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

Bankruptcy Claim

During 2019, the Company’s MMH subsidiary sold and delivered hemp seed inventory to GenCanna Global Inc., a Kentucky-based cultivator, producer, and distributor of hemp (“GenCanna”). At the time of sale, the Company owned a 33.5% ownership interest in GenCanna. The Company recorded a related party receivable of approximately $29.0 million from the sale, which was fully reserved on December 31, 2019.

In February 2020, GenCanna USA, GenCanna’s wholly-owned operating subsidiary, under pressure from certain of its creditors including MGG Investment Group LP, GenCanna’s senior lender (“MGG”), agreed to convert a previously-filed involuntary bankruptcy proceeding with the U.S. Bankruptcy Court in the Eastern District of Kentucky (the “Bankruptcy Court”) into a voluntary Chapter 11 proceeding. In addition, GenCanna and GenCanna USA’s subsidiary, Hemp Kentucky LLC (collectively with GenCanna and GenCanna USA, the “GenCanna Debtors”), filed voluntary petitions under Chapter 11 in the Bankruptcy Court.

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

Since the approval of the Liquidating Plan, the OGGUSA Debtors have been in the process of liquidating the remaining assets, negotiating and prosecuting objections to other creditors’ claims, and pursuing the collection of accounts receivable and Chapter 5 bankruptcy avoidance claims. As of the date of this filing, there is insufficient information as to what portion, if any, of the Company’s allowed claim will be paid upon the completion of the liquidation of the remaining assets of the OGGUSA Debtors.

NOTE 20 – SUBSEQUENT EVENTS

Amended Note Agreement

In April 2021, the Company entered into a third amendment agreement with the Noteholder referred to in Note 10 – Debt whereby the Company and MMH issued a third amended and restated promissory note in the principal amount of approximately $3.2 million (the “$3.2M Note”), comprised of the remaining principal balance on the $8.8M Note.

The $3.2M Note bears interest at a rate of 0.12% per annum and matures in April 2023. The Noteholder has the option to convert, subject to certain conversion limitations, all or a portion of the $3.2M Note into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment from certain transactions by the Company.

On or after the one-year anniversary of the $3.2M Note, upon twenty days prior written notice to the Noteholder, the Company can prepay all of the outstanding principal and unpaid interest of the $3.2M Note, along with a prepayment premium equal to 10% of the principal amount being prepaid. The Noteholder shall remain entitled to convert the $3.2M Note during such notice period. On or after the one-year anniversary of the $3.2M Note, the Noteholder has the right to require the redemption in cash of up to $125,000 of principal and unpaid interest thereon per calendar month.

Equity Transactions

In April 2021, the Company issued 6,877 shares of common stock previously subscribed in connection with the stock grant to an employee previously disclosed in Note 14 – Stockholders’ Equity. Also during this period, (i) the Company granted five-year options to purchase up to 590,000 shares of common stock to employees at an exercise price of $0.74 per share, (ii) options to purchase 25,000 shares of common stock were exercised at an exercise price of $0.30 per share, (iii) options to purchase 125,000 shares of common stock were exercised on a cashless basis, with the exercise price of $0.45 per share paid by the surrender of 72,115 shares of common stock, (iv) warrants to purchase 200,000 shares of common stock were exercised on a cashless basis, with the exercise price of $0.45 per share paid by the surrender of 88,235 shares of common stock, and (v) the Company issued 28,834 shares of common stock to satisfy a $21,000 obligation.

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

To date, acquisitions of the licensed businesses in Massachusetts and Illinois have been completed and establish the Company as a fully integrated seed-to-sale multi-state operator. The acquisitions of the remaining entities located in Maryland, Nevada, and Delaware are at various stages of completion and subject to each state’s laws governing the ownership transfer of cannabis licenses, which in the case of Delaware requires a modification of current cannabis ownership laws to permit for-profit ownership. Meanwhile, the Company continues to expand these businesses and maximize the Company’s revenue from rental income, management fees, and licensing royalties.

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

The Company’s proprietary cannabis genetics produce flowers and concentrates under the brand name Nature’s Heritage™, and cannabis-infused products under the brand names Kalm Fusion®, in the form of chewable tablets and drink powder mixes, and the award-winning1 Betty’s Eddies® brand of all natural fruit chews. Both cannabis-infused brands are top selling products in Maryland and Massachusetts2 and the Company intends to introduce additional products under these brands in 2021. The Company’s brand of hemp-infused cannabidiol (“CBD”) products, Florance™, is distributed in the United States and abroad.

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

2 Source: LeafLink Insights 2020.

Revenues

The Company’s revenues are primarily comprised of the following categories:

●	Product Sales – direct sales of cannabis and cannabis-infused products by the Company’s dispensary and wholesale operations in Massachusetts and Illinois, and sales of hemp and hemp-infused products. An increase in product sales is expected from the Company’s planned cannabis-licensee acquisitions in Maryland, Nevada, and Delaware (upon this state’s amendment to permit for-profit ownership of cannabis entities).

●	Real Estate – rental income and additional rental fees generated from leasing of the Company’s state-of-the-art, regulatory-compliant cannabis facilities to its cannabis-licensed clients.

●	Management – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production, and dispensary operations. Along with this oversight, the Company provides human resources, regulatory, marketing, and other corporate services.

●	Supply Procurement – the Company maintains volume discounts with top national vendors of cultivation and production resources, supplies, and equipment, which the Company acquires and resells to its clients or third parties within the cannabis industry.

●	Licensing – royalties from the licensed distribution of the Company’s branded products including Kalm Fusion® and Betty’s Eddies®, and from sublicensing of contracted brands including Healer and Tikun Olam, to regulated dispensaries throughout the United States and Puerto Rico.

Expenses

The Company classifies its expenses into three general categories:

●	Cost of Revenues – the direct costs associated with the generation of the Company’s revenues.

●	Operating Expenses – comprised of the sub-categories of personnel, marketing and promotion, general and administrative, and bad debts.

●	Non-operating Income and Expenses – comprised of the sub-categories of interest expense, interest income, losses on debt settlements, and changes in the fair value of non-consolidated investments.

Liquidity and Capital Resources

The Company produced significant improvements to its liquidity in the reported periods:

●	Cash and cash equivalents increased four-fold to approximately $12.3 million at March 31, 2021, from approximately $3.0 million at December 31, 2020.

●	Working capital increased to approximately $17.1 million at March 31, 2021 from a working capital deficit of approximately $2.2 million at December 31, 2020, a positive swing of approximately $19.3 million.

●	In the three months ended March 31, 2021, the Company’s operating activities provided positive cash flow of approximately $6.8 million, compared to approximately $407,000 of negative cash flow used in such activities in the same period in 2020, an increase of approximately $7.2 million.

The aforementioned improvements to were primarily the result of (i) increases in revenues and profitability generated by the Company’s cannabis operations in the states of Illinois and Massachusetts, acquired as part of the Company’s Consolidation Plan to transition from a consulting business to a direct owner of cannabis licenses and operator of see-to-sale operations, and (ii) $23.0 million of gross proceeds raised by the Company under a financing facility of up to $46.0 million pursuant to a securities purchase agreement with Hadron Healthcare Master Fund (“Hadron”) in exchange for newly-designated Series C convertible preferred stock and warrants.

Additionally, the section below entitled Non-GAAP Measurement discusses an additional financial measure not defined by GAAP which the Company’s management uses to evaluate liquidity.

Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2021 approximated $6.8 million, compared to net cash used in operating activities of approximately $407,000 in the same period in 2020. The year-over-year improvement was primarily attributable to the increase in cannabis-derived profits generated by the acquired operations in Illinois and Massachusetts.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2021 approximated $2.9 million, compared to approximately $1.4 million in the same period in 2020. The increase was due to additional purchases of fixed assets and amounts paid to renew cannabis licenses.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2021 approximated $5.4 million, compared to approximately $2.9 million in the same period in 2020. The increase is primarily due to the $23.0 million of proceeds from the aforementioned Hadron transaction, offset by the paydown of debt and obligations of approximately $17.1 million. The remaining proceeds from the Hadron transaction will fund construction and upgrades of certain of the Company’s owned and managed facilities. The balance of the committed facility of up to an additional $23.0 million is intended to fund the Company’s specific targeted acquisitions provided such acquisitions are contracted in 2021 and consummated, including obtaining the necessary regulatory approvals, no later than the end of 2022.

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Revenues in the three months ended March 31, 2021 approximated $24.6 million compared to approximately $7.5 million in the same period in 2020, an increase of approximately $17.2 million or 230.1%. The year-over-year increase was primarily due to the four-fold growth of cannabis sales to approximately $20.9 million in the current period, compared to approximately $4.2 million from the same period a year ago. This growth was attributable to approximately (i) $5.4 million generated in the current period by the Company’s cultivation and production facility in New Bedford, MA; this location had completed in first harvest at the end of the prior period and commenced full scale selling operations after the end of such quarter, (ii) $3.8 million generated in the current period from the Company’s dispensary in Mt. Vernon, IL in the current period, which was not yet operational in the previous period, (iii) a $3.9 million increase in revenue generated in the current period from the Company’s dispensaries in Anna, IL and Harrisburg, IL due to 55% and 70% increases, respectively, in recreational customer visits year-over-year, and (iv) a $3.5 million increase in revenue generated from the Company’s Middleboro, MA dispensary which commenced recreational sales in the third quarter of 2020 and also saw a six-fold increase in medical customers. The year-over-year increase in revenues was also the result of continued improvement across all revenue categories, primarily from increased business with the Company’s clients in Delaware and Maryland.

Cost of revenues in the three months ended March 31, 2021 approximated $11.5 million compared to approximately $2.6 million in the same period in 2020, an increase of approximately $8.9 million. The year-over-year variance was primarily attributable to the higher level of revenues. As a percentage of revenues, these costs increased to 46.5% in the three months ended March 31, 2021 from 34.8% in the same period in 2020, primarily due to the change in the relative mix of revenue categories in each period. Specifically, in the three months ended March 31, 2021, (a) 85.0% of revenues were comprised of product sales, which historically have had corresponding costs of revenue of approximately 50.0%, and (b) 7.3% of revenues were comprised of real estate revenue, which have no corresponding cost of revenue. This compares to revenues in the same period in 2020 that were comprised of (x) 56.7% of product sales and (y) 26.4% of real estate revenues. While the cost rate is higher for product sales, the level of product sales able to be generated by the Company is several multiples higher than the level of real estate revenue able to be generated, resulting in significantly higher margin dollars and profitability to be generated by the Company.

As a result of the foregoing, gross profit approximated $13.2 million, or 53.5% of revenues in the three months ended March 31, 2021, from approximately $4.9 million, or 62.5% of revenues in the same period in 2020.

Personnel expenses increased to approximately $1.7 million in the three months ended March 31, 2021 from approximately $1.5 million in the same period in 2020. The increase was primarily due to the hiring of additional staff to support (i) higher levels of revenue, and (ii) the Company’s expansion into a direct owner and operator of seed-to-sale cannabis businesses. As a percentage of revenues personnel expenses dropped significantly to 7.0% in the three months ended March 31, 2021 from 20.3% in the same period in 2020.

Marketing and promotion costs increased to approximately $224,000 in the three months ended March 31, 2021 from approximately $112,000 in the same period in 2020, primarily from increased spending on public relations and related expenses. As a percentage of revenues, these costs fell to 0.9% in the three months ended March 31, 2021 from 1.5% in the same period in 2020.

General and administrative costs increased to approximately $3.2 million in the three months ended March 31, 2021 from approximately $2.2 million in the same period in 2020. This increase is primarily due to increased legal costs associated with the Company’s legal proceedings, coupled with higher facility costs on additional properties in service in 2021. As a percentage of revenues, these costs fell significantly to 12.9% in the three months ended March 31, 2021 from 29.9% in the same period in 2020.

Bad debt expense approximated $1.0 million in the three months ended March 31, 2021 compared to zero bad debt expense in the same period in 2020. The current period amount reflects a reserve of approximately $1.0 million recorded against aging receivable balances.

As a result of the foregoing, the Company generated operating income of approximately $7.0 million in the three months ended March 31, 2021 compared to approximately $1.0 million in the same period in 2020.

Net non-operating expenses decreased to approximately $1.5 million in the three months ended March 31, 2021 from approximately $3.3 million in the same period in 2020. The decrease is primarily due to an approximate $1.2 million reduction of interest expense from lower levels of outstanding debt, and an approximate $640,000 smaller decline in the fair value of investments.

As a result of the foregoing, the Company generated income before income taxes of approximately $5.5 million in the three months ended March 31, 2021, compared to a loss before income taxes of approximately $2.3 million in the same period in 2020. After a tax provision of approximately $1.2 million in the three months ended March 31, 2021 and approximately $13,000 in the same period in 2020, net income approximated $4.3 million in the current period, compared to a net loss of approximately $2.3 million in the prior period, a positive swing of approximately $6.6 million.

Non-GAAP Measurement

In addition to the financial information reflected this report, which is prepared in accordance with GAAP, the Company is providing an additional financial measure not defined by GAAP – EBITDA (defined below). The Company is providing this non-GAAP financial measurement as a supplement to the preceding discussion of the Company’s financial results.

Management defines EBITDA as net income (loss) before interest, income taxes, depreciation, and amortization. Management believes EBITDA is a useful measure to assess the performance and liquidity of the Company as it provides meaningful operating results by excluding the effects of expenses that are not reflective of its operating business performance. In addition, the Company’s management uses EBITDA to understand and compare operating results across accounting periods, and for financial and operational decision making. The presentation of EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared in accordance with GAAP.

Management believes that investors and analysts benefit from considering EBITDA in assessing the Company’s financial results and its ongoing business as it allows for meaningful comparisons and analysis of trends in the business. EBITDA is used by many investors and analysts themselves, along with other metrics, to compare financial results across accounting periods and to those of peer companies.

As there are no standardized methods of calculating non-GAAP measurements, the Company’s calculations may differ from those used by others, and accordingly, and therefore may not be directly comparable to similarly titled measures used by others.

Reconciliation of Net Income (Loss) to EBITDA (a Non-GAAP Measurement)

The table below reconciles Net Income (Loss) to EBITDA three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Net income (loss)	$4,310,026	$(2,337,716)

Interest expense, net	1,477,994	2,645,114
Income taxes	1,203,797	12,926
Depreciation and amortization	639,725	563,170
EBITDA	7,631,542	883,494

2021 Plans

For the balance of 2021, the Company’s focus will to be on the following key areas:

1)	Subject to the applicable state approvals, continue the execution of its Consolidation Plan.

2)	Identify and open two new dispensary locations in Massachusetts that can service both the medical and adult-use marketplaces.

3)	Increase sales and profits in Delaware by expanding cultivation and processing facilities.

4)	Complete the acquisition of Maryland, subject to resolution of the outstanding litigation, and proceed with a plan to expand the cultivation and processing facilities as well as adding a dispensary location.

5)	Drive licensing fees through the expansion of the Company’s Nature’s Heritage™ branded flower and popular infused-product brands Betty’s Eddies® and Kalm Fusion® into the Company’s owned and managed facilities, and with strategic partners into additional markets. Expand the exclusively licensed Tropizen® and Binske® brands.

6)	Identify acquisition opportunities in other states.

No assurances can be given that any of these plans will come to fruition or that if implemented will necessarily yield positive results.

Subsequent Events

Please refer to Note 20 – Subsequent Events of the Company’s financial statements included in this report for a discussion of material events that occurred after the balance sheet date.

The issuance of the shares of common stock described in Note 20 – Subsequent Events of the Company’s financial statements were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act. A legend restricting the sale, transfer, or other disposition of these securities other than in compliance with the Securities Act was placed on the securities issued in the foregoing transactions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the past fiscal years, we implemented significant measures to remediate the previously disclosed ineffectiveness of our internal control over financial reporting, which included an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel, and the lack of a formalized and complete set of policy and procedure documentation evidencing our system of internal controls over financial reporting. The remediation measures consisted of the engagement of accounting consultants as needed to provide expertise on specific areas of the accounting guidance, the continued hiring of individuals with appropriate experience in internal controls over financial reporting, and the modification of our accounting processes and enhancement to our financial controls, including the testing of such controls.

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Terminated Employment Agreement

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

While the Company’s motion to dismiss was pending, the parties reached a settlement in principle and the court has issued a nisi order of dismissal. The parties have not yet competed the settlement agreement. If the parties are for any reason unable to do so, then the Company will continue vigorously to defend this matter and prosecute its counterclaims.

Maryland Acquisition

In November 2019, Kind commenced an action by filing a complaint against the Company in the Circuit Court for Washington County, MD captioned Kind Therapeutics USA, Inc. vs. MariMed, Inc., et al. (Case No. C-21-CV-19-000670) (the “Complaint”). The Complaint, as amended, alleges breach of contract, breach of fiduciary duty, unjust enrichment, intentional misrepresentation, rescission, civil conspiracy, and seeking an accounting and declaratory judgment and damages in excess of $75,000. On November 15, 2019, the Company filed counterclaims against Kind and a third-party complaint against the members of Kind (Jennifer DiPietro, Susan Zimmerman, and Sophia Leonard-Burns) and William Tham (the “Counterclaims”). The Counterclaims, as amended, allege breach of contract with respect to each of the partnership/joint venture agreement, the MOU, the MSA, the Lease, and the Licensing and Manufacturing Agreement (“LMA”), unjust enrichment, promissory estoppel/detrimental reliance, fraud in the inducement, breach of fiduciary duty, and seeks reformation of the MSA, a declaratory judgment regarding enforceability of the partnership/joint venture arrangement and/or the MOU, specific performance of the parties’ various contracts, and the establishment of a constructive trust for the Company’s benefit. The Counterclaims also seek damages.

At the time the Complaint and Counterclaims were filed, both parties, MariMed (including MariMed Holdings MD, LLC and MariMed Advisors Inc.) and Kind, brought motions for a temporary restraining order and a preliminary injunction. By Opinion and Order entered on November 21, 2019, the Court denied both parties motions for a temporary restraining order. In its opinion, the Court specifically noted that, contrary to Kind’s allegations, the MSA and the Lease “appear to be independent, valid and enforceable contracts.”

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

In December 2020, the Court entered a Preliminary Injunction Order, accompanied by a Memorandum Opinion, denying Kind’s motion for a preliminary injunction (which Kind had withdrawn at the conclusion of the hearing) and granting the Company’s request for preliminary injunction. The Court determined that the Company is likely to succeed with respect to the validity and enforceability of the MSA and the LMA, that the Company would suffer substantial and irreparable harm without the preliminary injunction, and that the balance of convenience and public interest both warranted the issuance of a preliminary injunction in the Company’s favor. The Court ordered, inter alia, that the MSA and LMA are in effect pending judgment after trial on the merits, and that Kind and its members, and their attorneys, agents, employees, and representatives, are prohibited from (a) interfering with the Company’s duties and responsibilities under the MSA and (b) withdrawing funds, making any distribution, paying any loans, returning any capital, or making any payment towards a debt from any Kind bank or other financial account(s) without written consent of the Company or Order of the Court, thereby preserving the Company’s management of Kind’s operations and finances at least through the jury trial currently scheduled to begin on March 28, 2022. Further, the Court ordered Kind to pay management and licensing fees to the Company beginning January 1, 2021. Kind has noted an appeal of the Order to the Maryland Court of Special Appeals, which is pending; however, the preliminary injunction order remains in effect.

In addition to the favorable rulings on the Lease, MSA, and LMA, the Company believes that its claims with respect to the partnership/joint venture agreement are meritorious. Further, the Company believes that Kind’s claims against the Company are without merit. On March 18, 2021, the Court issued an opinion and order on Kind’s motion for summary judgment finding that the MOU was not enforceable by the Company against Kind as a final binding agreement. The Company is evaluating an appeal of this ruling which under Maryland rules can only be pursued upon final judgment.

In March 2021, the Kind parties filed motions to modify the preliminary injunction order or, alternatively, for direction from the Court based on Kind’s claim to have terminated the MSA. The Company has opposed both motions and has filed a petition for civil contempt against the Kind parties for interfering with the Company’s management of Kind. The motions and petition are pending, and the preliminary injunction remains in effect.

The Company intends to aggressively prosecute and defend the action. Trial has been scheduled from March 28, 2022 to April 11, 2022.

DiPietro Lawsuit

In August 2020, Jennifer DiPietro, directly and derivatively on behalf of Mari Holdings MD LLC (“Mari-MD”) and Mia Development LLC (“Mia”), commenced an action against the Company’s CEO, CFO, and wholly-owned subsidiary MariMed Advisors Inc. (“MMA”), in Suffolk Superior Court, Massachusetts (C.A. No. 20-1865).

In this action, DiPietro, a party to prior ongoing litigation in Maryland involving the Company and Kind as discussed above, asserts claims for breach of fiduciary duty, breach of contract, fraud in the inducement, aiding and abetting the alleged breach of fiduciary duty, seeks access to books and records, and an accounting related to her investments in Mari-MD and Mia. DiPietro seeks unspecified monetary damages and rescission of her interest in Mari-MD, but not of her investment in Mia, which has provided substantial returns to her as a member.

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

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information contained in this item pursuant to Regulation S-K. However, information regarding the Company’s risk factors appears in Part I, Item 1A. of its Annual Report on Form 10-K for the year ended December 31, 2020. These risk factors describe some of the assumptions, risks, uncertainties, and other factors that could adversely affect the Company’s business or that could otherwise result in changes that differ materially from management’s expectations. There have been no material changes to the risk factors contained in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, the Company issued (i) 4,610,645 shares of common stock upon the conversion of debentures, (ii) 3,365,972 shares of common stock upon the conversion of promissory notes, (iii) 50,000 shares of common stock upon the exercise of a warrant, (iv) 42,857 shares of common stock to satisfy an obligation, and (v) 11,413 shares of common stock related to an employee stock grant. In addition, the Company sold 6,216,216 shares of Series C convertible preferred stock.

The issuance of the shares of common stock described above were deemed to be exempt from registration under the Securities Act in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act. A legend restricting the sale, transfer, or other disposition of these securities other than in compliance with the Securities Act was placed on the securities issued in the foregoing transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Amended Certificate of Incorporation of the Company (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.4	Series C Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 1, 2021 (p)

3.2	By-Laws – Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC (h)

4.1.3	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC (i)

4.2	Second Amended and Restated Promissory Note, dated June 24, 2020, in the principal amount of $8,811,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (j)

4.3	Common Stock Purchase Warrant, dated June 24, 2020, issued by MariMed Inc.to SYYM LLC (k)

4.4	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $5,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.5	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $3,000,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.6	Common Stock Purchase Warrant, dated September 30, 2020, issued by MariMed Inc.to Best Buds Funding, LLC. and/or its designees (m)

4.7	Amended and Restated Common Stock Purchase Warrant, dated March 18, 2021, issued by MariMed Inc. to Hadron Healthcare Master Fund (q)

4.8	Third Amended and Restated Promissory Note, dated April 1, 2021, in the principal amount of $3,211,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (r)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (o)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

10.7	Amended and Restated 2018 Stock Award and Incentive Plan (d)

10.8	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea (e)

10.9	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (g)

10.10	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (h)

10.11	Amendment Agreement dated June 24, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (l)

10.12	Note Extension Agreement, effective as of September 30, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties (n)

10.13	Securities Purchase Agreement, dated March 1, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (p)

10.14	First Amendment to Securities Purchase Agreement, dated March 18, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (q)

10.15	Amendment Agreement dated April 1, 2021, between SYYM LLC, as noteholder and collateral agent, and MariMed, Inc. and MariMed Hemp, Inc., as co-borrowers (r)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

(a)	Incorporated by reference to the same numbered exhibit of the Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c)	Incorporated by reference to the Current Report on Form 8-K filed on November 9, 2018.

(d)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on August 26, 2019.

(e)	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019.

(f)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2020.

(g)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2020.

(h)	Incorporated by reference to the Current Report on Form 8-K filed on February 27, 2020.

(i)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 28, 2020.

(j)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 30, 2020.

(k)	Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 30, 2020.

(l)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 30, 2020.

(m)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on October 26, 2020.

(n)	Incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed on October 26, 2020.

(o)	Incorporated by reference to the same numbered exhibit of the Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 29, 2013.

(p)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on March 2, 2021.

(q)	Incorporated by reference to the same numbered exhibit of the Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 23, 2021.

(r)	Incorporated by reference to the exhibit of the Current Report on Form 8-K filed on March 23, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 17, 2021

MARIMED INC.

By:	/s/ Robert Fireman
Robert Fireman
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jon R. Levine
Jon R. Levine
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Amended Certificate of Incorporation of the Company (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.4	Series C Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 1, 2021 (p)

3.2	By-Laws – Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC (h)

4.1.3	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC (i)

4.2	Second Amended and Restated Promissory Note, dated June 24, 2020, in the principal amount of $8,811,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (j)

4.3	Common Stock Purchase Warrant, dated June 24, 2020, issued by MariMed Inc.to SYYM LLC (k)

4.4	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $5,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.5	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $3,000,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.6	Common Stock Purchase Warrant, dated September 30, 2020, issued by MariMed Inc.to Best Buds Funding, LLC. and/or its designees (m)

4.7	Amended and Restated Common Stock Purchase Warrant, dated March 18, 2021, issued by MariMed Inc. to Hadron Healthcare Master Fund (q)

4.8	Third Amended and Restated Promissory Note, dated April 1, 2021, in the principal amount of $3,211,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (r)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (o)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

10.7	Amended and Restated 2018 Stock Award and Incentive Plan (d)

10.8	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea (e)

10.9	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (g)

10.10	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC (h)

10.11	Amendment Agreement dated June 24, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (l)

10.12	Note Extension Agreement, effective as of September 30, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties (n)

10.13	Securities Purchase Agreement, dated March 1, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (p)

10.14	First Amendment to Securities Purchase Agreement, dated March 18, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (q)

10.15	Amendment Agreement dated April 1, 2021, between SYYM LLC, as noteholder and collateral agent, and MariMed, Inc. and MariMed Hemp, Inc., as co-borrowers (r)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

(a)	Incorporated by reference to the same numbered exhibit of the Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c)	Incorporated by reference to the Current Report on Form 8-K filed on November 9, 2018.

(d)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019.

(e)	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019.

(f)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2020.

(g)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2020.

(h)	Incorporated by reference to the Current Report on Form 8-K filed on February 27, 2020.

(i)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 28, 2020.

(j)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 30, 2020.

(k)	Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 30, 2020.

(l)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 30, 2020.

(m)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on October 26, 2020.

(n)	Incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed on October 26, 2020.

(o)	Incorporated by reference to the same numbered exhibit of the Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 29, 2013.

(p)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on March 2, 2021.

(q)	Incorporated by reference to the same numbered exhibit of the Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 23, 2021.

(r)	Incorporated by reference to the exhibit of the Current Report on Form 8-K filed on March 23, 2021.

