Form 10-Q
period 2021-06-30
MARIMED INC.
filed 2021-08-16
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2021

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

As of August 16, 2021, 329,143,662 shares of the registrant’s common stock were outstanding.

MariMed Inc.

MariMed Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,356,525	$2,999,053
Accounts receivable, net	8,085,867	6,675,512
Deferred rents receivable	1,815,330	1,940,181
Notes receivable, current portion	377,127	658,122
Inventory	9,228,098	6,830,571
Investments	941,910	1,357,193
Other current assets	1,955,445	582,589
Total current assets	39,760,302	21,043,221

Property and equipment, net	52,666,031	45,636,529
Intangibles, net	2,521,094	2,228,560
Investments	1,165,788	1,165,788
Notes receivable, less current portion	1,194,448	965,008
Right-of-use assets under operating leases	5,406,601	5,247,152
Right-of-use assets under finance leases	62,078	78,420
Other assets	97,950	80,493
Total assets	$102,874,292	$76,445,171

Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$6,693,390	$5,044,918
Accrued expenses	8,145,061	3,621,269
Sales and excise taxes payable	1,535,226	1,053,693
Debentures payable	-	1,032,448
Notes payable, current portion	9,523	8,859,175
Mortgages payable, current portion	1,350,548	1,387,014
Operating lease liabilities, current portion	1,118,121	1,008,227
Finance lease liabilities, current portion	33,453	38,412
Due to related parties	-	1,157,815
Other current liabilities	-	23,640
Total current liabilities	18,885,322	23,226,611

Notes payable, less current portion	2,015,001	10,682,234
Mortgages payable, less current portion	14,484,255	14,744,136
Operating lease liabilities, less current portion	4,862,628	4,822,064
Finance lease liabilities, less current portion	33,098	44,490
Other liabilities	100,200	100,200
Total liabilities	40,380,504	53,619,735

Mezzanine equity:
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020	14,725,000	14,725,000
Series C convertible preferred stock, $0.001 par value; 6,216,216 and zero shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020, respectively	23,000,000	-
Total mezzanine equity	37,725,000	14,725,000

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 38,875,451 and 45,091,667 shares authorized at June 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized at June 30, 2021 and December 31, 2020; 326,838,535 and 314,418,812 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	326,839	314,419
Common stock subscribed but not issued; zero and 11,413 shares at June 30, 2021 and December 31, 2020, respectively	-	5,365
Additional paid-in capital	117,919,783	112,974,329
Accumulated deficit	(92,903,783)	(104,616,538)
Noncontrolling interests	(574,051)	(577,139)
Total stockholders’ equity	24,768,788	8,100,436
Total liabilities, mezzanine equity, and stockholders’ equity	$102,874,292	$76,445,171

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$32,569,656	$9,610,306	$57,212,220	$17,076,325

Cost of revenues	13,163,306	3,452,169	24,619,952	6,050,086

Gross profit	19,406,350	6,158,137	32,592,268	11,026,239

Operating expenses:
Personnel	2,058,254	1,207,141	3,785,395	2,720,524
Marketing and promotion	270,330	65,618	494,699	178,002
General and administrative	4,282,004	2,336,102	7,452,728	4,584,037
Bad debts	793,871	450,000	1,819,286	450,000
Total operating expenses	7,404,459	4,058,861	13,552,108	7,932,563

Operating income	12,001,891	2,099,276	19,040,160	3,093,676

Non-operating income (expenses):
Interest expense	(264,596)	(2,969,191)	(1,776,618)	(5,660,336)
Interest income	35,768	40,863	69,795	86,894
Loss on obligations settled with equity	(1,260)	(44,678)	(2,546)	(44,678)
Loss on equity investments	-	(32,958)	-	(32,958)
Change in fair value of investments	(370,119)	(234,544)	(415,284)	(921,546)
Total non-operating income (expenses), net	(600,207)	(3,240,508)	(2,124,653)	(6,572,624)

Income (loss) before income taxes	11,401,684	(1,141,232)	16,915,507	(3,478,948)
Provision for income taxes	3,813,108	-	5,016,905	-
Net income (loss)	$7,588,576	$(1,141,232)	$11,898,602	$(3,478,948)

Net income (loss) attributable to noncontrolling interests	$95,724	$72,805	$185,847	$156,533
Net income (loss) attributable to MariMed Inc.	$7,492,852	$(1,214,037)	$11,712,755	$(3,635,481)

Net income (loss) per share
Basic	$0.02	$(0.00)	$0.04	$(0.02)
Diluted	$0.02	$(0.00)	$0.03	$(0.02)

Weighted average common shares outstanding
Basic	324,266,644	247,990,403	321,740,575	240,664,873
Diluted	370,256,963	247,990,403	365,323,638	240,664,873

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non- Controlling	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	(Deficit)
Balances at December 31, 2019	228,408,024	$228,408	3,236,857	$1,168,074	$112,245,730	$(106,760,527)	$(553,465)	6,328,220
Issuance of subscribed shares	3,236,857	3,237	(3,236,857)	(1,168,074)	1,164,837	-	-	-
Stock grants	30,307	30	34,171	5,365	5,335	-	-	10,730
Amortization of option grants	-	-	-	-	556,379	-	-	556,379
Issuance of warrants attached to debt	-	-	-	-	65,931	-	-	65,931
Discount on debentures payable	-	-	-	-	28,021	-	-	28,021
Beneficial conversion feature on debentures payable	-	-	-	-	379,183	-	-	379,183
Conversion of debentures payable	35,886,796	35,887	-	-	4,981,208	-	-	5,017,095
Conversion of common stock to preferred stock	(4,908,333)	(4,908)	-	-	(14,720,092)	-	-	(14,725,000)
Conversion of promissory note	2,525,596	2,525	-	-	457,525	-	-	460,050
Extinguishment of promissory note	1,900,000	1,900	-	-	350,100	-	-	352,000
Common stock issued to settle obligations	4,400,000	4,400	-	-	739,200	-	-	743,600
Distributions	-	-	-	-	-	-	(166,952)	(166,952)
Net income (loss)	-	-	-	-	-	(3,635,481)	156,533	(3,478,948)
Balances at June 30, 2020	271,479,247	$271,479	34,171	$5,365	$106,253,357	$(110,396,008)	$(563,884)	$(4,429,691)

	Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2020	314,418,812	$314,419	11,413	$5,365	$112,974,329	$(104,616,538)	$(577,139)	8,100,436
Issuance of subscribed shares	11,413	11	(11,413)	(5,365)	5,354	-	-	-
Stock grants	6,877	7	-	-	5,358	-	-	5,365
Exercise of options	82,885	83	-	-	8,917	-	-	9,000
Exercise of warrants	698,812	699	-	-	60,098	-	-	60,797
Amortization of option grants	-	-	-	-	884,075	-	-	884,075
Issuance of stand-alone warrants	-	-	-	-	55,786	-	-	55,786
Issuance of warrants with stock	-	-	-	-	654,681	-	-	654,681
Conversion of debentures payable	4,610,645	4,611	-	-	1,351,841	-	-	1,356,452
Conversion of promissory notes	6,937,400	6,937	-	-	2,252,854	-	-	2,259,791
Common stock issued to settle obligations	71,691	72	-	-	53,473	-	-	53,545
Equity issuance costs	-	-	-	-	(386,983)	-	-	(386,983)
Distributions	-	-	-	-	-	-	(182,759)	(182,759)
Net income	-	-	-	-	-	11,712,755	185,847	11,898,602
Balances at June 30, 2021	326,838,535	$326,839	-	$-	$117,919,783	$(92,903,783)	$(574,051)	$24,768,788

The above statements do not show columns for undesignated preferred stock as the balances were zero and there was no activity in the reported periods.

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss) attributable to MariMed Inc.	$11,712,755	$(3,635,481)
Net income (loss) attributable to noncontrolling interests	185,847	156,533
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	962,571	907,285
Amortization of intangibles	346,036	166,908
Amortization of stock grants	5,365	10,730
Amortization of option grants	884,075	556,379
Amortization of stand-alone warrant issuances	55,786	-
Amortization of warrants attached to debt	539,272	498,694
Amortization of warrants issued with stock	654,681	-
Amortization of beneficial conversion feature	176,522	2,170,401
Amortization of original issue discount	51,753	241,613
Bad debt expense	1,819,286	450,000
Loss on obligations settled with equity	2,546	44,678
Equity in earnings of investments	-	32,958
Change in fair value of investments	415,284	921,546
Changes in operating assets and liabilities:
Accounts receivable, net	(3,229,641)	(1,654,366)
Deferred rents receivable	124,851	(193,464)
Inventory	(2,397,527)	(2,686,534)
Other current assets	(1,372,856)	(215,413)
Other assets	(17,458)	(10,000)
Accounts payable	1,699,471	566,749
Accrued expenses	4,522,782	1,363,094
Sales and excise taxes payable	481,533	396,236
Operating lease payments, net	(8,991)	51,043
Finance lease interest payments	1,504	4,033
Other current liabilities	(23,640)	396,236
Net cash provided by operating activities	17,591,807	539,858

Cash flows from investing activities:
Purchase of property and equipment	(7,975,731)	(2,720,655)
Purchase of cannabis licenses	(638,570)	(255,000)
Interest on notes receivable	118,811	406,670
Net cash used in investing activities	(8,495,490)	(2,568,985)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	23,000,000	-
Equity issuance costs	(386,983)	-
Proceeds from issuance of promissory notes	35,096	5,249,763
Repayments of promissory notes	(15,801,979)	(3,100,000)
Proceeds from issuance of debentures	-	935,000
Proceeds from mortgages	-	907,200
Payments on mortgages	(296,347)	(112,352)
Proceeds from exercise of options	9,000	-
Proceeds from exercise of warrants	60,797	-
Due to related parties	(1,157,815)	(63,404)
Finance lease principal payments	(17,855)	(19,206)
Distributions	(182,759)	(166,952)
Net cash provided by financing activities	5,261,155	3,630,049

Net change to cash and cash equivalents	14,357,472	1,600,922
Cash and cash equivalents at beginning of period	2,999,053	738,688
Cash and cash equivalents at end of period	$17,356,525	$2,339,610

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,405,489	$703,571
Cash paid for income taxes	$419,003	$13,000

Non-cash activities:
Conversion of promissory notes	$2,259,791	$460,050
Conversions of debentures payable	$1,356,452	$5,017,095
Operating lease right-of-use assets and liabilities	$466,105	$-
Common stock issued to settle obligations	$51,000	$698,922
Issuance of common stock associated with subscriptions	$5,365	$1,168,074
Cashless exercise of warrants	$180	$-
Cashless exercise of stock options	$53	$-
Exchange of common stock to preferred stock	$-	$14,725,000
Conversion of accrued interest to promissory notes	$-	$3,908,654
Beneficial conversion feature on debentures payable	$-	$379,183
Extinguishment of promissory note	$-	$352,000
Discount on promissory notes	$-	$65,931
Discount on debentures payable	$-	$28,021

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

Thereafter, the Company made the strategic decision to transition from a consulting business to a direct owner and operator of cannabis licenses in high-growth states. Core to this transition is the acquisition and consolidation of the Company’s clients (the “Consolidation Plan”). Among several benefits, the Consolidation Plan would present a simpler, more transparent financial picture of the full breadth of the Company’s efforts, with a clearer representation of the revenues, earnings, and other financial metrics the Company has generated for its clients. The Company has played a key role in the successes of these entities, from the securing of their cannabis licenses, to the development of facilities that are models of excellence, to funding their operations, and to providing operational and corporate guidance. Accordingly, the Company believes it is well suited to own these facilities and manage the continuing growth of their operations.

To date, acquisitions of its client businesses in Massachusetts and Illinois have been completed and establish the Company as a fully integrated seed-to-sale multi-state operator (“MSO”). The acquisitions of the remaining entities located in Maryland, Nevada, and Delaware are at various stages of completion and subject to each state’s laws governing the ownership transfer of cannabis licenses, which in the case of Delaware requires a modification of current cannabis ownership laws to permit for-profit ownership. Meanwhile, the Company continues to expand these businesses and maximize the Company’s revenue from rental income, management fees, and licensing royalties.

The transition to becoming a fully integrated MSO is part of a strategic growth plan (the “Strategic Growth Plan”) the Company is implementing to drive its revenues and profitability. The Strategic Growth Plan has four components: (i) complete the Consolidation Plan, (ii) increase revenues in existing states, by spending capital to increase the Company’s cultivation and production capacity, and develop additional assets within those states, (iii) expand the Company’s footprint in additional legal cannabis states through new applications and acquisitions of existing cannabis businesses; and (iv) expand the Company’s brand portfolio and licensing revenue, by continuing to build its portfolio of leading brands and license its brands in other legal states.

As to its products, the Company has created its own brands of cannabis flower, concentrates, and precision-dosed products utilizing proprietary strains and formulations. These products are developed by the Company in cooperation with state-licensed operators who meet the Company’s strict standards, including all natural—not artificial or synthetic—ingredients. The Company licenses its brands and product formulations only to certified manufacturing professionals who follow state cannabis laws and adhere to the Company’s precise scientific formulations and trademarked product recipes.

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

The Company also has exclusive sublicensing rights in certain states to distribute the Binske® line of cannabis products crafted from premium artisan ingredients, the Healer™ line of medical full-spectrum cannabis tinctures, and the clinically tested medicinal cannabis strains developed in Israel by global medical cannabis research pioneer Tikun Olam™. The Company intends to continue licensing and distributing its brands as well as other top brands in the Company’s current markets.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of MariMed Inc. and the following majority-owned subsidiaries at June 30, 2021:

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company maintained a reserve of approximately $41.4 million and $40.0 million at June 30, 2021 and December 31, 2020, respectively. Please refer to Note 17 – Bad Debts for further discussion on receivable reserves.

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

The Company’s main sources of revenue are comprised of the following:

●	Product Sales – direct sales of cannabis and cannabis-infused products by the Company’s retail dispensaries and wholesale operations in Massachusetts and Illinois, and sales of hemp and hemp-infused products. An increase in product sales is expected from the Company’s planned cannabis-licensee acquisitions in Maryland, Nevada, and Delaware (upon this state’s amendment to permit for-profit ownership of cannabis entities). This revenue is recognized when products are delivered or at retail points-of-sale.

●	Real Estate – rental income and additional rental fees generated from leasing of the Company’s state-of-the-art, regulatory-compliant cannabis facilities to its cannabis-licensed clients. Rental income is generally a fixed amount per month that escalates over the respective lease terms, while additional rental fees are based on a percentage of tenant revenues that exceed specified amounts.

●	Management – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production, and dispensary operations. These fees are based on a percentage of such clients’ revenue and are recognized after services have been performed.

●	Supply Procurement – the Company maintains volume discounts with top national vendors of cultivation and production resources, supplies, and equipment, which the Company acquires and resells to its clients or third parties within the cannabis industry. The Company recognizes this revenue after the delivery and acceptance of goods by the purchaser.

●	Licensing – royalties from the licensed distribution of the Company’s branded products including Kalm Fusion® and Betty’s Eddies®, and from sublicensing of contracted brands including Healer and Tikun Olam, to regulated dispensaries throughout the United States and Puerto Rico. The recognition of this revenue occurs when the products are delivered.

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

For the six months ended June 30, 2021 and 2020, based on the results of management’s impairment analyses, there were no impairment losses.

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

The fair value of option and warrant issuances are determined using the Black-Scholes pricing model and employing several inputs such as the expected life of instrument, the exercise price, the expected risk-free interest rate, the expected dividend yield, the value of the Company’s common stock on issuance date, and the expected volatility of such common stock. The following table summarizes the range of inputs used by the Company during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Life of instrument	3.0 to 5.0 years	3.0 years
Volatility factors	1.230 to 1.266	1.059 to 1.180
Risk-free interest rates	0.36% to 0.90%	0.33% to 1.33%
Dividend yield	0%	0%

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the six months ended June 30, 2021 and 2020.

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

As of June 30, 2021 and 2020, there were potentially dilutive securities convertible into shares of common stock comprised of (i) stock options – convertible into 12,402,750 and 6,805,750 shares, respectively, (ii) warrants – convertible into 29,174,958 and 12,710,107 shares, respectively, (iii) Series B preferred stock – convertible into 4,908,333 shares in both periods, (iv) Series C preferred stock – convertible into 31,081,080 and zero shares, respectively, (v) debentures payable – convertible into zero and 46,410,593 shares, respectively, and (vi) promissory notes – convertible into 5,605,260 and 29,421,133 shares, respectively.

For the three and six months ended June 30, 2021, the aforementioned potentially dilutive securities increased the number of weighted average common shares outstanding on a diluted basis by 45,990,319 shares and 43,583,063 shares, respectively, in accordance with ASC 260, and are included in the calculation of diluted net income per share for such periods. For the three and six months ended June 30, 2020, the potentially dilutive securities had an anti-dilutive effect on earnings per share, and in accordance with ASC 260, were excluded from the diluted net income per share calculations, resulting in identical basic and fully diluted net income per share for that period.

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

MediTaurus LLC

In 2019, the Company acquired a 70% ownership interest in MediTaurus LLC (“MediTaurus”), a company formed by Jokubas Ziburkas PhD, a neuroscientist and leading authority on cannabidiol (“CBD”) and the endocannabinoid system, in exchange for $2.8 million of cash and stock. The Company currently sells CBD products developed by MediTaurus under its Florance™ brand, and expects to acquire the remaining 30% of MediTaurus in 2021.

NOTE 4 – INVESTMENTS

At June 30, 2021 and December 31, 2020, the Company’s investments were comprised of the following:

	June 30, 2021	December 31, 2020
Current investments:
Flowr Corp. (formerly Terrace Inc.)	$941,910	$1,357,193

Non-current investments:
MembersRSVP LLC	1,165,788	1,165,788

Total investments	$2,107,698	$2,522,981

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

This investment is carried at it fair value. During the six months ended June 30, 2021 and 2020, the decrease in fair value of this investment of approximately $415,000 and $664,000, respectively, was reflected in Change In Fair Value Of Investments on the statement of operations.

MembersRSVP LLC

In August 2018, the Company invested $300,000 and issued 378,259 shares of its common stock, valued at approximately $915,000, in exchange for a 23% ownership in MembersRSVP LLC (“MRSVP”), an entity that has developed cannabis-specific customer relationship management software, branded under the name Sprout.

During the six months ended June 30, 2020, the investment was accounted for under the equity method. Based on the Company’s equity in MRSVP’s net loss during such period, the Company recorded a charge of approximately $33,000 which comprised the balance of Loss on Equity Investments on the statement of operations for the six month ended June 30, 2020.

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

As part of the agreement, the Company relinquished its right to appoint a member to the board of MRSVP. In light of the Company no longer having the ability to exercise significant influence over MRSVP, the Company discontinued accounting for this investment under the equity method as of January 1, 2021. The Company’s share of MRSVP’s earnings and losses recorded under the equity method prior to January 1, 2020 will remain part of the carrying amount of the investment.

In accordance with ASC 321, Investments – Equity Securities, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. Following the discontinuation of equity accounting, there has been no impairment to this investment, nor any observable price changes to investments in the entity.

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

As of June 30, 2021 and December 31, 2020, cumulative fixed rental receipts under such leases approximated $16.3 million and $13.9 million, respectively, compared to revenue recognized on a straight-line basis of approximately $18.1 million and $15.8 million, respectively. Accordingly, the deferred rents receivable balance approximated $1.8 million and $1.9 million at June 30, 2021 and December 31, 2020, respectively.

Future minimum rental receipts for non-cancelable leases and subleases as of June 30, 2021 were:

2021	$2,411,711
2022	4,740,130
2023	4,446,410
2024	4,506,585
2025	4,574,023
Thereafter	39,591,553
Total	$60,270,412

NOTE 6 – NOTES RECEIVABLE

At June 30, 2021 and December 31, 2020, notes receivable, including accrued interest, consisted of the following:

	June 30, 2021	December 31, 2020
First State Compassion Center	$437,014	$468,985
Healer LLC	879,642	899,226
High Fidelity Inc.	254,919	254,919
Total notes receivable	1,571,575	1,623,130
Notes receivable, current portion	377,127	658,122
Notes receivable, less current portion	$1,194,448	$965,008

First State Compassion Center

The Company’s cannabis-licensed client in Delaware, First State Compassion Center, issued a 10-year promissory note to the Company in May 2016 in the amount of $700,000 bearing interest at a rate of 12.5% per annum, as amended. The monthly payments of approximately $10,000 will continue through April 2026, at which time the note will be fully paid down. At June 30, 2021 and December 31, 2020, the current portion of this note approximated $70,000 and $66,000, respectively, and was included in Notes Receivable, Current Portion on the respective balance sheets.

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

At June 30, 2021 and December 30, 2020, the total amount of principal and accrued interest due under the aforementioned promissory notes approximated $880,000 and $899,000, respectively, of which approximately $52,000 and $337,000, respectively, was current.

High Fidelity

In August 2019, the Company loaned $250,000 to High Fidelity Inc., an entity that owns and operates two seed-to sale medical marijuana facilities in the state of Vermont and produces its own line of CBD products. The loan bore interest at a rate of 10.0% per annum, and was repaid in full in August 2021.

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

NOTE 7 – INVENTORY

At June 30, 2021 and December 31, 2020, inventory was comprised of the following:

	June 30, 2021	December 31, 2020
Plants	$3,570,394	$3,352,425
Ingredients and other raw materials	245,353	176,338
Work-in-process	326,095	468,377
Finished goods	5,086,256	2,833,431
Total inventory	$9,228,098	$6,830,571

NOTE 8 – PROPERTY AND EQUIPMENT

At June 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Land	$3,988,810	$3,988,810
Buildings and building improvements	31,187,512	29,309,856
Tenant improvements	9,044,543	8,844,974
Furniture and fixtures	796,742	619,880
Machinery and equipment	6,058,423	4,620,924
Construction in progress	7,424,950	3,140,807
	58,500,981	50,525,251
Less: accumulated depreciation	(5,834,949)	(4,888,722)
Property and equipment, net	$52,666,031	$45,636,529

During the six months ended June 30, 2021 and December 31, 2020, additions to property and equipment approximated $7,976,000 and $1,876,000, respectively.

The 2021 additions were primarily comprised of (i) the development of facilities in Milford, DE and Metropolis, IL, and (ii) purchases of building improvements, machinery, and equipment at the facilities in Middleboro, MA and New Bedford, MA. The 2020 additions consisted primarily of (i) the development of the facility in Mt. Vernon, IL, and (ii) improvements to facilities in Anna, IL and Harrisburg, IL.

The construction in progress balances of approximately $7.4 million and $3.1 million at June 30, 2021 and December 31, 2020, respectively, consisted of the commencement of construction of properties in Milford, DE and Annapolis, MD.

Depreciation expense for the six months ended June 30, 2021 and 2020 approximated $963,000 and $907,000, respectively.

NOTE 9 – INTANGIBLES

At June 30, 2021 and December 31, 2020, intangible assets were comprised of (i) the carrying value of cannabis license fees, and (ii) goodwill arising from the Company’s acquisitions.

The Company’s cannabis licenses are issued from the states of Illinois and Massachusetts and require the payment of annual fees. These fees, comprised of a fixed component and a variable component based on the level of operations, are capitalized and amortized over the respective twelve-month periods. At June 30, 2021 and December 31, 2020, the carrying value of these cannabis licenses approximated $453,000 and $161,000, respectively.

The goodwill associated with acquisitions is reviewed on a quarterly basis for impairment. Based on this review and other factors, the goodwill of approximately $2.1 million at June 30, 2021 and December 31, 2020 was deemed to be unimpaired.

NOTE 10 – DEBT

Mortgages Payable

At June 30, 2021 and December 31, 2020, mortgage balances, including accrued interest, were comprised of the following:

	June 30, 2021	December 31, 2020
Bank of New England – Massachusetts properties	$12,665,790	$12,834,090
Bank of New England – Delaware property	1,519,716	1,575,658
DuQuoin State Bank – Illinois properties	793,733	814,749
South Porte Bank – Illinois property	855,564	906,653
Total mortgages payable	15,834,803	16,131,150
Mortgages payable, current portion	(1,350,548)	(1,387,014)
Mortgages payable, less current portion	$14,484,255	$14,744,136

In November 2017, the Company entered into a 10-year mortgage agreement with Bank of New England in the amount of $4,895,000 (the “Initial Mortgage”) for the purchase of a 138,000 square foot industrial property in New Bedford, Massachusetts, within which the Company has built a 70,000 square foot cannabis cultivation and processing facility. Pursuant to the Initial Mortgage, the Company made monthly payments of (i) interest-only from the mortgage date through May 2019 at a rate equal to the prime rate plus 2%, with a floor of 6.25% per annum, and (ii) principal and interest payments from May 2019 to July 2020 at a rate equal to the prime rate on May 2, 2019 plus 2%, with a floor of 6.25% per annum. In July 2020, at which time the Initial Mortgage had a remaining principal balance of approximately $4.8 million, the parties consummated an amended and restated mortgage agreement, secured by the Company’s properties in New Bedford and Middleboro in the amount of $13.0 million bearing interest at a rate of 6.5% per annum that matures in August 2025 (the “Refinanced Mortgage”). Proceeds from the Refinanced Mortgage were used to pay down the Initial Mortgage and approximately $7.2 million of promissory notes as further described below. At June 30, 2021 and December 31, 2020, the outstanding principal balance of the Refinanced Mortgage approximated $12.7 million and $12.8 million, respectively, of which approximately $346,000 and $335,000, respectively, was current.

The Company maintains another mortgage with Bank of New England for the 2016 purchase of a 45,070 square foot building in Wilmington, Delaware which was developed into a cannabis seed-to-sale facility and is currently leased to the Company’s cannabis-licensed client in that state. The mortgage matures in 2031 with monthly principal and interest payments at a rate of 5.25% per annum through September 2021, and thereafter the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25% per annum. At June 30, 2021 and December 31, 2020, the outstanding principal balance on this mortgage approximated $1.5 million and $1.6 million, respectively, of which approximately $117,000 and $114,000, respectively, was current.

In May 2016, the Company entered into a mortgage agreement with DuQuoin State Bank (“DSB”) for the purchase of two properties which the Company developed into two 3,400 square foot free-standing retail dispensaries in Illinois. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined by DSB’s executive committee. The mortgage was renewed in May 2021 at a rate of 6.75% per annum. At June 30, 2021 and December 31, 2020, the outstanding principal balance on this mortgage approximated $793,000 and $815,000 respectively, of which approximately $32,000 and $31,000, respectively, was current.

In February 2020, the Company entered into a mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, IL. Pursuant to amendments to the mortgage agreement, the Company is making interest-only monthly payments at a rate of 5.5% per annum through the amended maturity date of August 31, 2021, at which time the parties are expected to enter into a one-year renewal agreement.

Promissory Notes Issued Pursuant to an Exchange Agreement

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

Promissory Notes Issued by the Company and its MariMed Hemp Inc. Subsidiary

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

The Company entered into a second amendment agreement with the Noteholder in June 2020, whereby (i) $352,000 of outstanding principal of the $11.5M Note was converted into 1,900,000 shares of the Company’s common stock (which did not result in a material extinguishment gain or loss as the conversion price approximated the price of the Company’s common stock on the agreement date), and (ii) the Company and MMH issued a second amended and restated promissory note in the principal amount of approximately $8.8 million, comprised of the outstanding principal and unpaid interest balances of the $11.5M Note, plus an extension fee of approximately $330,000, bearing interest at a rate of 15% per annum and maturing in June 2022 (the “$8.8M Note”). In addition, the Company issued three-year warrants to the Noteholder to purchase up to 750,000 shares of common stock at an exercise price of $0.50 per share. The fair value of these warrants on the issuance date of approximately $66,000 was recorded as a discount to the $8.8M Note, and amortized to interest expense over the life of the $8.8M Note.

The Company made a required principal payment of $4,000,000 in July 2020 with a portion of proceeds of the Refinanced Mortgage discussed earlier in this footnote, and additional principal payments of $600,000 in the aggregate in calendar 2020. Accordingly, the carrying value of the $8.8M Note was approximately $4.2 million at December 31, 2020.

The Noteholder has the option to convert the $8.8M Note, in whole or in part, into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to certain conversion limitations. This non-detachable conversion feature of the $8.8M Note had no intrinsic value on the agreement date, and therefore no beneficial conversion feature arose. In March 2021, the Noteholder converted $1,000,000 of principal and approximately $10,000 of accrued interest into 3,365,972 shares of the Company’s common stock, reducing the carrying value of the $8.8M Note to approximately $3.2 million.

The Company entered into a third amendment agreement with the Noteholder in April 2021 whereby the Company and MMH issued a third amended and restated promissory note in the principal amount of approximately $3.2 million (the “$3.2M Note”) which bears interest at a rate of 0.12% per annum and matures in April 2023. The Noteholder has the option to convert, subject to certain conversion limitations, all or a portion of the $3.2M Note into shares of the Company’s common stock at a conversion price of $0.35 per share, such conversion price subject to adjustment in the event of certain transactions by the Company. The third amended agreement resulted in a decrease in the fair value of the embedded conversion feature of the $3.2M Note and therefore no accounting was required for such conversion feature.

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

The Noteholder converted, during the second quarter of 2021, $1,250,000 of principal into 3,571,428 shares of the Company’s common stock, reducing the carrying value of the $3.2M Note to approximately $1.96 million at June 30, 2021. All of the conversions in 2021 were effected in accordance with the terms of the respective note agreements, and therefore the Company was not required to record a gain or loss on such conversions.

Promissory Note Issued by MMH

In April 2019, MMH issued a secured promissory note in the principal amount of $1,000,000 (the “$1M Note”) to an unaffiliated party. The principal balance plus a payment of $180,000, initially due in December 2019, was extended to March 2020 in accordance with the terms of the $1M Note, requiring an additional payment of $30,000 (the “$30,000 Fee”). Prior to the extended due date, the parties agreed that the $1M Note would continue on a month-to-month basis bearing interest at a rate of 15% per annum. In September 2020, the Company paid down $500,000 of principal on the $1M Note, reducing the carrying value of the $1M Note to $500,000 at December 31, 2020. In March 2021, utilizing a portion of the proceeds from the Hadron transaction discussed in Note 12 – Mezzanine Equity, the remaining principal of $500,000 was paid down.

Promissory Notes Issued for Operating Liquidity

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

Previous to the $6M Note, the Company raised $3.0 million from the issuance of a secured promissory note to the Holding Party in September 2018, bearing interest at a rate of 10% per annum (the “$3M Note”). The maturity date of the $3M Note, initially in March 2020, was extended for an additional six months in accordance with its terms, with the interest rate increasing to 12% per annum during the extension period. Pursuant to the Initial Extension Agreement, the maturity date of the $3M Note was extended to December 2020.

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

The Company and the Holding Party entered into a second note extension agreement in October 2020 (the “Second Extension Agreement”) whereby the Company (i) paid $1 million of principal and all outstanding accrued interest of approximately $333,000 on the $6.8M Note; (ii) issued an amended and restated senior secured promissory note in the principal amount of $5,845,000 (the “$5.8M Note”) to replace the $6.8M Note; and (iii) amended and restated the $3M Note (the “New $3M Note”, and together with the $5.8M Note, the “Amended Notes”). The Amended Notes bear interest at a rate of 12% per annum with maturity dates in September 2022, and can be prepaid in whole or in part at any time.

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

Promissory Notes Issued to Purchase Commercial Vehicles

In August 2020, the Company entered into a note agreement with First Citizens’ Federal Credit Union for the purchase of a commercial vehicle. The note bears interest at a rate of 5.74% per annum and matures in July 2026. At June 30, 2021 and December 31, 2020, the balance of this note approximated $28,000 and $30,000, respectively, of which approximately $5,000 was current in both periods.

In June 2021, the Company entered into a note agreement with Ally Financial for the purchase of a second commercial vehicle. The note bears interest at the rate of 10% per annum and matures in May 2027. At June 30, 2021, the balance of this note approximated $35,000, of which approximately $5,000 was current.

Other Promissory Note Issuances

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

Debt Maturities

As of June 30, 2021, the aggregate scheduled maturities of the Company’s total debt outstanding were:

2021	$1,151,743
2022	521,091
2023	2,516,622
2024	588,520
2025	629,384
Thereafter	12,504,018
Total	17,911,377
Less discounts	(52,050)
$17,859,327

NOTE 11 – DEBENTURES PAYABLE

In a series of transactions from the period October 2018 through February 2020, the Company sold an aggregate of $21.0 million of convertible debentures (the “$21M Debentures”) to an accredited investor pursuant to an amended securities purchase agreement (the “SPA”). The following table as of June 30, 2021 summarizes the purchase dates and selected terms of each debenture transaction that comprises the $21M Debentures:

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

As of June 30, 2021, the holder of the $21M Debentures (the “Holder”) had converted all of the $21M Debentures, along with accrued interest, into the Company’s common stock at conversion prices equal to 80% of a calculated average, as determined in accordance with the terms of the $21M Debentures, of the daily volume-weighted price during the ten consecutive trading days preceding the date of conversion. Specifically, over the life of the $21M Debentures, the Holder converted, in several transactions, an aggregate of $21.0 million of principal and approximately $836,000 of accrued interest into 92,704,035 shares of common stock at conversion prices ranging from $0.11 to $3.06 per share. Of these conversions, (i) during 2020, an aggregate of $9.7 million of principal and approximately $365,000 of accrued interest was converted into 77,766,559 shares of common stock at conversion prices ranging from $0.11 and $0.34 per share, and (ii) during 2021, an aggregate of $1.3 million of principal and approximately $56,000 of accrued interest was converted into 4,610,645 shares of common stock at a conversion price of $0.29 per share.

All of the aforementioned conversions were effected in accordance with the terms of the convertible debenture agreement, and therefore the Company was not required to record a gain or loss on such conversions. The conversions were limited in any given month to certain agreed-upon amounts based on the conversion price, and the Holder was also limited from beneficially owning more than 4.99% of the Company’s outstanding common stock.

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

During the year ended December 31, 2020, amortization of the beneficial conversion features, after adjustment for the aforementioned conversions, approximated $3.2 million; amortization of the warrant discounts approximated $805,000; amortization of original issue discounts approximated $321,000; and interest expense approximated $224,000. At December 31, 2020, the aggregate outstanding principal balance of the $21M Debentures was $1.3 million. Also on such date, the unamortized balances of the beneficial conversion features, the warrant discounts, and original issue discounts were approximately $177,000, $39,000, and $52,000, respectively. Accordingly, at December 31, 2020, the carrying value of the $21M Debentures approximated $1,032,000, all of which was current.

During the six months ended June 30, 2021, amortization of the beneficial conversion features, after adjustment for the aforementioned conversions, approximated $177,000; amortization of the warrant discounts approximated $39,000; amortization of original issue discounts approximated $52,000; and interest expense approximated $1,000.

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

Of the $23.0 million of proceeds received by the Company in March 2021, approximately (i) $7.8 million is designated to fund construction and upgrades of certain of the Company’s owned and managed facilities, of which approximately $6.6 million was expended during the six months ended June 30, 2021, and (ii) $15.2 million was used to pay down debt and obligations, comprised of principal and interest on the $4.4M Notes, the $1M Note, the New $3M Note, the $5.8M Note, the Existing Notes, the New 2020 Notes (all referred to in Note 10 – Debt), and a portion of the Due To Related Parties balance discussed in Note 18 – Related Party Transactions.

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

NOTE 13 – STOCKHOLDERS’ EQUITY

Undesignated Preferred Stock

In February 2020, the Company filed a certificate of elimination to return all shares of formerly designated Series A convertible preferred stock to the status of authorized and unissued shares of undesignated preferred stock.

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

In the six months ended June 30, 2021 and 2020, the Company granted 6,877 and 64,478 shares of common stock, respectively, to a current employee. The fair value of the shares of approximately $5,000 in 2021 and $11,000 in 2020 was charged to compensation expense. Of the shares granted in 2020, 34,171 shares with a fair value of approximately $5,000 were yet to be issued by June 30, 2020, and were reflected in Common Stock Subscribed But Not Issued on the balance sheet on that date.

In the six months ended June 30, 2021 and 2020, the Company issued 71,691 and 4,400,000 shares of common stock, respectively, to settle obligations of $51,000 and approximately $699,000, respectively. Based on the price of the Company’s common stock on the settlement dates, the Company incurred non-cash losses of approximately $2,500 in 2021 and $45,000 in 2020, which were reflected under Loss On Obligations Settled with Equity on the statement of operations of each period.

During the six months ended June 30, 2021 and 2020, the Company issued 11,413 and 3,236,857 shares of common stock, respectively, associated with previously issued subscriptions on common stock with a value of approximately $5,000 and $1,168,000, respectively.

As previously disclosed in Note 10 – Debt, the Company issued (i) an aggregate of 6,937,400 shares of common stock in 2021 upon the conversion of approximately $2,260,000 of principal and interest on promissory notes, (ii) 1,900,000 shares of common stock in June 2020 to extinguish $352,000 of principal on promissory notes, and (iii) 2,525,596 shares common stock in June 2020 upon the conversion of $460,050 of principal and interest on promissory notes.

As previously disclosed in Note 11 – Debentures Payable, the holder of the $21M Debentures converted (i) approximately $1.4 million of principal and interest in 2021 into 4,610,645 shares of common stock, and (ii) approximately $10.1 million of principal and interest in 2020 into 77,766,559 shares of common stock.

As further disclosed in Note 14 – Options, options to purchase 82,885 shares of common stock were exercised during the six months ended June 30, 2021. No options were exercises during the same period in 2020.

As further disclosed in Note 15 – Warrants, warrants to purchase 698,812 shares of common stock were exercised during the six months ended June 30, 2021. No warrants were exercises during the same period in 2020.

Common Stock Issuance Obligations

At June 30, 2020, the Company was obligated to issue 34,171 shares of common stock valued at approximately $5,000 in connection with a stock grant to a current employee. These share were issued in August 2020. The Company had no such issuance obligation of common stock at June 30, 2021.

NOTE 14 – STOCK OPTIONS

During the six months ended June 30, 2021, the Company granted three- and five-year options to purchase up to 2,802,000 shares of common stock at exercise prices ranging from $0.30 to $1.00 per share. The fair value of these options of approximately $1,458,000 in the aggregate is being amortized to compensation expense over their respective vesting periods, of which approximately $704,000 was amortized during the six months ended June 30, 2021. Additionally, compensation expense in the first half of 2021 for options issued in previous years, and continuing to be amortized over their respective vesting periods, approximated $180,000.

During the six months ended June 30, 2020, five-year options to purchase up to 564,500 common shares were issued to employees at an exercise price of $0.30 per share. The fair value of these options of approximately $67,000 in the aggregate is being amortized to compensation expense over their respective vesting periods, of which approximately $25,000 was amortized during the six months ended June 30, 2020. Additionally, compensation expense in the first half of 2020 for options issued in previous years, and continuing to be amortized over their respective vesting periods, approximated $549,000.

During the six months ended June 30, 2021, options to purchase 155,000 shares of common stock were exercised at prices of $0.30 and $0.45 per share. Of these exercised options, 125,000 were exercised on a cashless basis with the exercise prices paid via the surrender of 72,115 shares of common stock. No options were exercised during the six months ended June 30, 2020.

During the six months ended June 30, 2021 and 2020, options to purchase 50,000 and 30,000 shares of common stock, respectively, were forfeited or expired, resulting in an aggregate reduction of amortized compensation expense of zero in 2021 and approximately $19,000 in 2020.

Stock options outstanding and exercisable as of June 30, 2021 were:

	Shares Under Option
Exercise Price per Share	Outstanding	Exercisable	Remaining Life in Years
$0.140	160,000	40,000	4.03
$0.149	500,000	500,000	4.51
$0.169	200,000	200,000	4.37
$0.210	70,000	50,000	4.40
$0.225	2,000,000	1,062,500	4.36
$0.250	20,000	20,000	3.92
$0.250	50,000	12,500	4.32
$0.250	800,000	400,000	4.37
$0.250	80,000	40,000	4.40
$0.250	50,000	50,000	3.67
$0.300	524,500	262,250	3.75
$0.417	900,000	900,000	3.49
$0.505	100,000	25,000	4.52
$0.505	800,000	100,000	4.53
$0.590	15,000	15,000	3.44
$0.630	300,000	300,000	0.50
$0.740	590,000	338,125	4.83
$0.770	200,000	200,000	1.50
$0.830	287,000	71,750	4.73
$0.830	600,000	-	4.91
$0.850	90,000	25,000	4.96
$0.890	10,000	-	4.56
$0.892	40,000	10,000	4.56
$0.895	25,000	6,250	4.57
$0.900	50,000	50,000	1.86
$0.910	50,000	50,000	1.31
$0.950	50,000	50,000	1.50
$0.970	100,000	25,000	4.96
$0.983	145,000	-	4.99
$0.992	300,000	300,000	3.24
$1.000	15,000	15,000	2.96
$1.000	125,000	125,000	3.34
$1.350	100,000	75,000	2.08
$1.950	375,000	375,000	2.00
$2.320	100,000	100,000	2.20
$2.450	2,000,000	2,000,000	1.48
$2.500	100,000	100,000	2.16
$2.650	200,000	200,000	2.24
$2.850	56,250	56,250	1.45
$2.850	100,000	100,000	2.45
$3.000	25,000	25,000	2.46
$3.725	100,000	100,000	2.44
	12,402,750	8,374,625

NOTE 15 – WARRANTS

During the six months ended June 30, 2021, the Company issued warrants to purchase up to 1,100,000 shares of common stock at exercise prices of $0.82 and $0.83 per share, expiring three and four years from issuance. The fair value of these warrants on their issuance dates approximated $710,000 in the aggregate which was charged to compensation expense. Also during this period, the Company issued warrants to Hadron to purchase up to 15,540,540 shares of common stock at an exercise price of $1.087 per share, expiring four years from issuance, as part of the Hadron transaction previously discussed in Note 12 – Mezzanine Equity. The fair value of these warrants on the issuance date approximated $9.5 million, and this amount was allocated to the warrant from the $23.0 million proceeds from the Hadron transaction and recorded in additional paid in capital.

During the six months ended June 30, 2020, in conjunction with the $21M Debentures discussed in Note 11 – Debentures Payable, the Company issued three-year warrants to purchase up to 180,000 shares of common stock at an exercise price of $0.75 per share. Also during this period, in conjunction with the $8.8M Note discussed in Note 10 – Debt, the Company issued three-year warrants to purchase up to 750,000 shares of common stock at an exercise price of $0.50 per share The fair value of these warrants on their issuances dates approximated $94,000 in the aggregate, of which approximately $20,000 was amortized to interest expense in the period and the remainder to be amortized over the terms of the respective debt instruments.

During the six months ended June 30, 2021, warrants to purchase 956,250 shares of common stock were exercised at exercise prices ranging from $0.11 to $0.55 per share. No warrants were exercised during the same period in 2020.

During the six months ended June 30, 2021, warrants to purchase 3,426,500 shares of common stock with exercise prices of $0.90 and $2.25 per share were forfeited. No warrants were forfeited during the same period in 2020.

At June 30, 2021 and 2020, warrants to purchase up to 29,174,958 and 12,710,107 shares of common stock, respectively, were outstanding with exercise prices ranging from $0.11 to $5.50 per share across both periods.

NOTE 16 – REVENUES

For the six months ended June 30, 2021 and 2020, the Company’s revenues were comprised of the following major categories:

	2021	2020
Product sales - retail	$35,776,191	$9,942,804
Product sales - wholesale	13,902,969	1,277,076
Real estate rentals	3,670,462	3,492,042
Management fees	1,877,407	748,696
Supply procurement	918,018	818,900
Licensing fees	1,067,173	796,847
Total revenues	$57,212,220	$17,076,325

For the six months ended June 30, 2021 and 2020, revenues from two clients represented 12% and 30%, respectively, of total revenues.

NOTE 17 – BAD DEBTS

The Company maintains two types of reserves to address uncertain collections of amounts due—an allowance against trade accounts receivable (the “AR Allowance”), and a reserve against cash advanced by the Company to its cannabis-licensed clients for working capital purposes (the WC Reserve”).

During the six months ended June 30, 2021, the Company increased the AR Allowance by $1,400,000, and the WC Reserve by approximately $419,000. The aggregate of these two amounts of approximately $1,819,000 was charged to Bad Debts on the statement of operations during this period. During the six months ended June 30, 2020, the Company increased the AR Allowance by $450,000 with a corresponding charge to Bad Debts.

NOTE 18 – RELATED PARTY TRANSACTIONS

In April 2020, the Company issued options to purchase up to 50,000 shares of common stock to its COO, with an exercise price of $0.30 per share and expiring three years from grant date. The fair value of these options of approximately $6,000 was charged to compensation expense over the annual vesting period. No options were issued to related parties in 2021.

In 2020, options to purchase an aggregate of 550,000 shares of common stock were exercised by the Company’s CEO, CFO, and an independent board member at exercise prices of $0.13 and $0.14 per share. No options were exercised by related parties in 2021.

The Company’s corporate offices are leased from an entity in which the Company’s CFO has an investment interest. This lease expires in October 2028 and contains a five-year extension option. In each of the six-month periods ended June 30, 2021 and 2020, expenses incurred under this lease approximated $78,000.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s COO. The aggregate purchases from this entity in the six months ended June 30, 2021 and 2020 approximated $2,015,000 and $1,141,000, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies® product line to an entity owned by the Company’s COO and its SVP of Sales under a royalty agreement. This agreement was amended effective January 1, 2021 whereby, among other modifications, the royalty percentage changed from 2.5% on all sales of Betty’s Eddies® products to (i) 3.0% and 10.0% of wholesale sales of existing products within the product line if sold directly by the Company, or licensed by the Company for sale by third-parties, respectively, and (ii) 0.5% and 1.0% of wholesale sales of future developed products within the product line if sold directly by the Company, or licensed by the Company for sale by third-parties, respectively. The aggregate royalties due to this entity in the six months ended June 30, 2021 and 2020 approximated $162,000 and $148,000, respectively.

In the six months ended June 30, 2021 and 2020, one of the Company’s majority owned subsidiaries paid aggregate distributions of approximately $21,000 and $19,000, respectively, to the Company’s CEO and CFO, who own minority equity interests in such subsidiary.

In the six months ended June 30, 2021, the Company purchased fixed assets and consulting services of approximately $573,000 in the aggregate from two entities owned by two of the Company’s general managers. No payments were made to these two entities in the same period in 2020.

In the six months ended June 30, 2021 and 2020, the Company purchased fixed assets of approximately $466,000 and $145,000 from an entity owned by an employee.

The balance of Due To Related Parties at December 31, 2020 of approximately $1.2 million was comprised of amounts owed of approximately (i) $460,000 to the Company’s CEO, (ii) $653,000 to entities owned by the Company’s CEO and CFO, and (iii) $45,000 to a stockholder of the Company. All amounts owed were repaid in March 2021.

The Company’s mortgages with Bank of New England, DuQuoin State Bank, and South Porte Bank are personally guaranteed by the Company’s CEO and CFO.

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

The components of lease expense for the three months ended June 30, 2021 were as follows:

Operating lease cost	$543,593

Finance lease cost:
Amortization of right-of-use assets	$16,342
Interest on lease liabilities	2,855
Total finance lease cost	$19,197

The weighted average remaining lease term for operating leases is 7.8 years, and for the finance leases is 2.4 years. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was between 7.5% to 12% for all leases.

Future minimum lease payments as of June 30, 2021 under all non-cancelable leases having an initial or remaining term of more than one year were:

	Operating Leases	Finance Leases
2021	$564,469	$19,206
2022	1,071,079	27,123
2023	1,035,017	23,201
2024	963,589	3,229
2025	936,947	-
Thereafter	3,468,041	-
Total lease payments	8,039,142	$72,759
Less: imputed interest	(2,058,393)	(6,208)
	$5,980,749	$66,551

Terminated Employment Agreement

An employment agreement which commenced in 2012 with Thomas Kidrin, the former CEO of the Company, which provided Mr. Kidrin with salary, car allowances, stock options, life insurance, and other employee benefits, was terminated by the Company in 2017. At June 30, 2021 and December 31, 2020, the Company maintained an accrual of approximately $1,043,000 for any amounts that may be owed under this agreement, although the Company contends that such agreement is not valid and no amount is due.

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

The Company has answered the complaint and MMA filed counterclaims against DiPietro on its own behalf and derivatively on behalf of Mari-MD for breach of her fiduciary duties to each of those entities, and for tortious interference with Mari-MD’s lease and MMA’s management services agreement with Kind.

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

NOTE 20 – SUBSEQUENT EVENTS

Metropolis Property Purchase

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, IL. The purchase price consisted of 750,000 shares of the Company’s common stock, which was valued at $705,000 on the date of the transaction, and payoff of the seller’s remaining mortgage of approximately $1.6 million. In connection with this purchase, the Company entered into another mortgage agreement with DuQuoin State Bank in the amount of $2.7 million that matures in July 2041 and initially bears interest at a rate of 6.25% per annum, and adjusted each year based on a certain interest rate index plus a margin.

As part of this transaction, the seller was provided with a 30% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that will own the property and related mortgage obligation, reducing the Company’s ownership interest in Metro to 70%.

Employment Agreements

Effective July 1, 2021, the Company entered into employment agreements with its CEO, CFO, and COO, expiring in June 2024, that provide an annual base salary of $350,000, $325,000, and $300,000, respectively, and the ability to receive annual bonuses of up to 75% of the executive’s annual base salary for each year during the term, based on reaching certain performance goals established by the Company.

The agreements also provide the CEO, CFO, and COO with a grant of non-qualified stock options to purchase up to (i) 5,000,000, 5,000,000, and 1,250,000 shares, respectively, of the Company’s common stock, exercisable at the fair market value of the Company’s common stock on the date of the agreements, which fully vest over one year and expire in July 2026, (ii) 5,000,000, 5,000,000, and 1,250,000 shares, respectively, of the Company’s common stock, exercisable at the fair market value of the Company’s common stock on the date that the Company’s stockholders approve an amendment to the Company’s Amended and Restated 2018 Stock Award and Incentive Plan, which fully vest over one year and expire five years from grant date; and (iii) additional grants on each anniversary of the effective date of the agreements in the sole discretion of the Company’s Compensation Committee.

The agreements include covenants not to compete, non-solicitation provisions, and termination obligations, among other terms and conditions.

Promissory Note Conversions

In August 2021, the Noteholder of the $3.2M Note converted approximately $387,000 of principal in the aggregate into 1,104,725 shares of the Company’s common stock. Such conversions were effected in accordance with the terms of the note agreement, and therefore the Company was not required to record a gain or loss upon the conversions.

Equity Transactions

In July 2021, the Company granted (i) five-year options to purchase up to an aggregate of 11,250,000 shares of the Company’s common stock to the Company’s CEO, CFO, and COO pursuant to the aforementioned employment agreements at an exercise price of $0.88 per share (ii) five-year options to purchase up to 100,000 shares of common stock to each of the Company’s three independent board members at an exercise price of $0.88 per share, (ii) five-year options to purchase up to an aggregate of 900,000 shares of common stock to employees at exercise prices of $0.84 and $0.90 per share, and (ii) an aggregate of 145,217 shares of restricted common stock to employees that fully vest in two and three years.

Also during this period, (i) options to purchase 85,000 shares of common stock were exercised at exercise prices of $0.21 and $0.30 per share, (ii) 79,815 shares of common stock were returned to the Company from the adjustment of a previously converted debenture, (iii) the Company issued 750,000 shares of common stock pursuant to the aforementioned purchase of property in Metropolis, IL, and (iv) the Company issued 300,000 shares of common stock for the payment of services to a consultant .

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

Thereafter, the Company made the strategic decision to transition from a consulting business to a direct owner and operator of cannabis licenses in high-growth states. Core to this transition is the acquisition and consolidation of the Company’s clients (the “Consolidation Plan”). Among several benefits, the Consolidation Plan would present a simpler, more transparent financial picture of the full breadth of the Company’s efforts, with a clearer representation of the revenues, earnings, and other financial metrics the Company has generated for its clients. The Company has played a key role in the successes of these entities, from the securing of their cannabis licenses, to the development of facilities that are models of excellence, to funding their operations, and to providing operational and corporate guidance. Accordingly, the Company believes it is well suited to own these facilities and manage the continuing growth of their operations.

To date, acquisitions of its client businesses in Massachusetts and Illinois have been completed and establish the Company as a fully integrated seed-to-sale multi-state operator (“MSO”). The acquisitions of the remaining entities located in Maryland, Nevada, and Delaware are at various stages of completion and subject to each state’s laws governing the ownership transfer of cannabis licenses, which in the case of Delaware requires a modification of current cannabis ownership laws to permit for-profit ownership. Meanwhile, the Company continues to expand these businesses and maximize the Company’s revenue from rental income, management fees, and licensing royalties.

The transition to becoming a fully integrated MSO is part of a strategic growth plan (the “Strategic Growth Plan”) the Company is implementing to drive its revenues and profitability. The Strategic Growth Plan has four components: (i) complete the Consolidation Plan, (ii) increase revenues in existing states, by spending capital to increase the Company’s cultivation and production capacity, and develop additional assets within those states, (iii) expand the Company’s footprint in additional legal cannabis states through new applications and acquisitions of existing cannabis businesses; and (iv) expand the Company’s brand portfolio and licensing revenue, by continuing to build its portfolio of leading brands and license its brands in other legal states.

As to its products, the Company has created its own brands of cannabis flower, concentrates, and precision-dosed products utilizing proprietary strains and formulations. These products are developed by the Company in cooperation with state-licensed operators who meet the Company’s strict standards, including all natural—not artificial or synthetic—ingredients. The Company licenses its brands and product formulations only to certified manufacturing professionals who follow state cannabis laws and adhere to the Company’s precise scientific formulations and trademarked product recipes.

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

The Company also has exclusive sublicensing rights in certain states to distribute the Binske® line of cannabis products crafted from premium artisan ingredients, the Healer™ line of medical full-spectrum cannabis tinctures, and the clinically tested medicinal cannabis strains developed in Israel by global medical cannabis research pioneer Tikun Olam™. The Company intends to continue licensing and distributing its brands as well as other top brands in the Company’s current markets.

1 Awards won by the Company’s Betty’s Eddies® brand include LeafLink 2020 Industry Innovator, Explore Maryland Cannabis 2020 Edible of the Year, and LeafLink 2019 Best Selling Medical Product.

2 Source: LeafLink Insights 2020.

Revenues

The Company’s revenues are primarily comprised of the following categories:

●	Product Sales – direct sales of cannabis and cannabis-infused products by the Company’s retail dispensaries and wholesale operations in Massachusetts and Illinois, and sales of hemp and hemp-infused products. An increase in product sales is expected from the Company’s planned cannabis-licensee acquisitions in Maryland, Nevada, and Delaware (upon this state’s amendment to permit for-profit ownership of cannabis entities).

●	Real Estate – rental income and additional rental fees generated from leasing of the Company’s state-of-the-art, regulatory-compliant cannabis facilities to its cannabis-licensed clients.

●	Management – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production, and dispensary operations. Along with this oversight, the Company provides human resources, regulatory, marketing, and other corporate services.

●	Supply Procurement – the Company maintains volume discounts with top national vendors of cultivation and production resources, supplies, and equipment, which the Company acquires and resells to its clients or third parties within the cannabis industry.

●	Licensing – royalties from the licensed distribution of the Company’s branded products including Kalm Fusion® and Betty’s Eddies®, and from sublicensing of contracted brands including Healer and Tikun Olam, to regulated dispensaries throughout the United States and Puerto Rico.

Expenses

The Company classifies its expenses into three general categories:

●	Cost of Revenues – the direct costs associated with the generation of the Company’s revenues.

●	Operating Expenses – comprised of the sub-categories of personnel, marketing and promotion, general and administrative, and bad debts.

●	Non-operating Income and Expenses – comprised of the sub-categories of interest expense, interest income, losses on obligations settled with equity, and changes in the fair value of non-consolidated investments.

Liquidity and Capital Resources

The Company produced significant improvements to its liquidity in the reported periods:

●	Cash and cash equivalents increased five-fold to approximately $17.4 million at June 30, 2021, from approximately $3.0 million at December 31, 2020.

●	Working capital increased to approximately $20.9 million at June 30, 2021 from a working capital deficit of approximately $2.2 million at December 31, 2020, a positive swing of approximately $23.1 million.

●	In the six months ended June 30, 2021, the Company’s operating activities provided positive cash flow of approximately $17.6 million, compared to approximately $540,000 in the same period in 2020, an increase of approximately $17.1 million.

The aforementioned improvements were primarily the result of (i) increases in revenues and profitability generated by the Company’s cannabis operations in the states of Illinois and Massachusetts, acquired as part of the Company’s Consolidation Plan to transition from a consulting business to a direct owner of cannabis licenses and operator of seed-to-sale operations, and (ii) $23.0 million of gross proceeds raised by the Company under a financing facility of up to $46.0 million pursuant to a securities purchase agreement with Hadron Healthcare Master Fund (“Hadron”) in exchange for newly-designated Series C convertible preferred stock and warrants.

Additionally, the section below entitled Non-GAAP Measurement discusses an additional financial measure not defined by GAAP which the Company’s management uses to evaluate liquidity.

Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2021 approximated $17.6 million, compared to approximately $540,000 in the same period in 2020. The year-over-year improvement was primarily attributable to the increase in cannabis-derived profits generated by the acquired operations in Illinois and Massachusetts.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2021 approximated $8.5 million, compared to approximately $2.6 million in the same period in 2020. The increase was due to development of the Company’s facilities in Milford, DE and Metropolis, IL, improvements to facilities in Massachusetts, and amounts paid to renew cannabis licenses.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2021 approximated $5.3 million, compared to approximately $3.6 million in the same period in 2020. The increase is primarily due to the net proceeds from the aforementioned Hadron transaction of approximately $22.6 million, offset by the paydown of debt and obligations of approximately $17.3 million in 2021, compared to debt financings of approximately $7.1 million in the same period of 2020, offset by debt paydowns of approximately $3.3 million in the period.

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

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Revenues in the three months ended June 30, 2021 approximated $32.6 million compared to approximately $9.6 million in the same period in 2020, an increase of approximately $23.0 million or 238.9%. The year-over-year increase was primarily due to the four-fold growth of cannabis sales to approximately $28.7 million in the current period, compared to approximately $7.0 million from the same period a year ago. This growth was attributable to sales increases of approximately (i) $7.2 million generated by the Company’s cultivation and production facility in New Bedford, MA; this location commenced full scale selling operations in the second quarter of 2020 and saw a year-over-year six-fold increase in wholesale customers, (ii) $7.9 million generated by the Company’s dispensary in Mt. Vernon, IL and Metropolis, IL, which were not yet operational in the second quarter of 2020, (iii) $2.2 million increase generated by the Company’s dispensaries in Anna, IL and Harrisburg, IL due to 43% and 85% increases, respectively, in recreational customer visits year-over-year, and (iv) $4.4 million generated from the Company’s Middleboro, MA dispensary which commenced recreational sales in the third quarter of 2020 and also saw a three-fold increase in medical customers. The year-over-year increase in revenues was also the result of continued improvement across all revenue categories, primarily from increased business with the Company’s clients in Delaware and Maryland.

Cost of revenues in the three months ended June 30, 2021 approximated $13.2 million compared to approximately $3.5 million in the same period in 2020, an increase of approximately $9.7 million. The year-over-year variance was primarily attributable to the higher level of revenues as these costs are largely variable in nature and fluctuate in step with revenues. As a percentage of revenues, these costs increased to 40.4% in the three months ended June 30, 2021 from 35.9% in the same period in 2020, primarily due to the change in the relative mix of revenue categories in each period. Specifically, in the three months ended June 30, 2021, (a) 88.2% of revenues were comprised of product sales, which historically have had corresponding costs of revenue of approximately 45.0% to 50.0%, and (b) 8.7% of revenues were comprised of real estate and management revenue, which have no corresponding cost of revenue. This compares to revenues in the same period in 2020 that were comprised of (x) 72.7% of product sales and (y) 19.1% of real estate and management revenues. While the cost rate is higher for product sales, the level of product sales able to be generated by the Company is several multiples higher than the level of real estate and management revenues able to be generated, resulting in significantly higher gross profit dollars to be generated by the Company.

As a result of the foregoing, gross profit approximated $19.4 million, or 59.6% of revenues, in the three months ended June 30, 2021, from approximately $6.2 million, or 64.1% of revenues, in the same period in 2020.

Personnel expenses increased to approximately $2.1 million in the three months ended June 30, 2021 from approximately $1.2 million in the same period in 2020. The increase was primarily due to the hiring of additional staff to support (i) higher levels of revenue, and (ii) the Company’s expansion into a direct owner and operator of seed-to-sale cannabis businesses. As a percentage of revenues, personnel expenses decreased to 6.3% in the three months ended June 30, 2021 from 12.6% in the same period in 2020.

Marketing and promotion costs increased to approximately $270,000 in the three months ended June 30, 2021 from approximately $66,000 in the same period in 2020. The increase is primarily the result of increased spending on branding and design consulting, as well as digital and local outdoor advertising. As a percentage of revenues, these costs remained steady at 0.8% in the three months ended June 30, 2021 compared with 0.7% in the same period in 2020.

General and administrative costs increased to approximately $4.3 million in the three months ended June 30, 2021 from approximately $2.3 million in the same period in 2020. This change is primarily due to increases of approximately (i) $1.0 million in non-cash equity compensation expense associated with option grants and warrant issuances, (ii) $371,000 in facility costs from additional properties in service in 2021, (iii) $320,000 of credit card processing fees due to a significant increase in credit card sales at the Company’s cannabis dispensaries, and (iv) $182,000 in depreciation and amortization expenses from higher property, equipment, and intangibles. As a percentage of revenues, these costs fell to 13.1% in the three months ended June 30, 2021 from 24.3% in the same period in 2020.

Bad debt expense approximated $794,000 in the three months ended June 30, 2021 compared to $450,000 in the same period in 2020. The change is due to the increase of reserves recorded against aging trade accounts receivable. As a percentage of revenues, this expense decreased to 2.4% in the three months ended June 30, 2021 from 4.7% in the same period in 2020.

As a result of the foregoing, the Company generated operating income of approximately $12.0 million in the three months ended June 30, 2021 compared to approximately $2.1 million in the same period in 2020.

Net non-operating expenses decreased to approximately $600,000 in the three months ended June 30, 2021 from approximately $3.2 million in the same period in 2020. The decrease is primarily due to an approximate $2.7 million reduction of interest expense from lower levels of outstanding debt.

As a result of the foregoing, the Company generated income before income taxes of approximately $11.4 million in the three months ended June 30, 2021, compared to a loss before income taxes of approximately $1.1 million in the same period in 2020. After a tax provision of approximately $3.8 million in the three months ended June 30, 2021, net income approximated $7.6 million in the current period, compared to a net loss of approximately $1.1 million in the prior period, a positive swing of approximately $8.7 million.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Revenues for the six months ended June 30, 2021 approximated $57.2 million compared to approximately $17.1 million for the same period in 2020, an increase of approximately $40.1 million or 235.0%. The year-over-year increase was primarily attributable to the four-fold growth of cannabis sales to approximately $49.7 million in the current period, compared to approximately $11.2 million from the same period a year ago. This growth was attributable to sales increases of approximately (i) $12.7 million generated by the Company’s cultivation and production facility in New Bedford, MA; this location commenced full scale selling operations in the second quarter of 2020 and saw a year-over-year six-fold increase in wholesale customers, (ii) $11.8 million by the Company’s dispensaries in Mt. Vernon, IL and Metropolis, IL which were not yet operational in second quarter of 2020, (iii) $6.2 million generated by the Company’s dispensaries in Anna, IL and Harrisburg, IL due to 49% and 78% increases, respectively, in recreational customer visits year-over-year, and (iv) $7.8 million generated by the Company’s Middleboro, MA dispensary which commenced recreational sales in the third quarter of 2020 and also saw a four-fold increase in medical customers. The year-over-year increase in revenues was also the result of continued improvement across all revenue categories, primarily from increased business with the Company’s clients in Delaware and Maryland.

Cost of revenues approximated $24.6 million for the six months ended June 30, 2021 from approximately $6.1 million for the same period in 2020. The year-over-year variance was primarily attributable to the higher level of revenues as these costs are largely variable in nature and fluctuate in step with revenues. As a percentage of revenues, these costs increased to 43.0% in the three months ended June 30, 2021 from 35.4% in the same period in 2020, primarily due to the change in the relative mix of revenue categories in each period. Specifically, in the six months ended June 30, 2021, (a) 86.8% of revenues were comprised of product sales, which historically have had corresponding costs of revenue of approximately 45.0% to 50.0%, and (b) 9.7% of revenues were comprised of real estate and management revenue, which have no corresponding cost of revenue. This compares to revenues in the same period in 2020 that were comprised of (x) 65.7% of product sales and (y) 24.8% of real estate and management revenues. While the cost rate is higher for product sales, the level of product sales able to be generated by the Company is several multiples higher than the level of real estate and management revenues able to be generated, resulting in significantly higher gross profit dollars to be generated by the Company.

As a result of the foregoing, gross profit approximated $32.6 million, or 57.0% of total revenues, for the six months ended June 30, 2021 from approximately $11.0 million, or 64.6% of total revenues, for the same period a year ago.

Personnel expenses increased to approximately $3.8 million for the six months ended June 30, 2021 from approximately $2.7 million for the same period a year ago. The increase was primarily due to the hiring of additional staff to support (i) higher levels of revenue, and (ii) the Company’s expansion into a direct owner and operator of seed-to-sale cannabis businesses. As a percentage of revenues, personnel expenses decreased to 6.6% in 2021 compared to 15.9% in 2020.

Marketing and promotion costs increased to approximately $495,000 for the six months ended June 30, 2021 from approximately $178,000 for the same period a year ago. The change is primarily the result of increased spending on branding and design consulting, public relations, and digital and local outdoor advertising. As a percentage of revenues, these costs fell slightly to 0.9% in 2021 from 1.0% in 2020.

General and administrative costs increased to approximately $7.5 million for the six months ended June 30, 2021 from approximately $4.6 million for the same period a year ago. This change is primarily due to increases of approximately (i) $1.0 million in non-cash equity compensation expense associated with option grants and warrant issuances, (ii) $613,000 in facility costs on additional properties in service in 2021, (iii) $627,000 of credit card processing fees due to a significant increase in credit card sales at the Company’s cannabis dispensaries, (iv) $234,000 in depreciation and amortization expenses from higher property, equipment, and intangibles, and (v) increased legal costs associated with the Company’s legal proceedings. As a percentage of revenues, general and administrative costs fell to 13.0% in 2021 from 26.8% in 2020, reflecting the more efficient utilization of the Company’s fixed overhead costs.

Bad debt expense increased to approximately $1.8 million in the six months ended June 30, 2021 compared to $450,000 in the same period in 2020. The change is due to the increase of reserves recorded against aging trade accounts receivable. As a percentage of revenues, this expense increased to 3.2% in the six months ended June 30, 2021 from 2.6% in the same period in 2020.

As a result of the foregoing, the Company generated operating income of approximately $19.0 million for the six months ended June 30, 2021, compared to approximately $3.1 million for the same period in 2020.

Net non-operating expenses decreased to approximately $2.1 million for the six months ended June 30, 2021 compared to approximately $6.6 million for the same period in 2020. The year-over-year change is primarily due to an approximate $3.9 million reduction of interest expense from lower levels of outstanding debt, coupled with an approximate $506,000 decrease in the fair value of investments..

As a result of the foregoing, the Company generated income before income taxes of approximately $16.9 million for the six months ended June 30, 2021. For the same period a year ago, the Company incurred a loss before income taxes of approximately $3.5 million. After a tax provision of approximately $5.0 million in 2021, the Company generated net income of approximately $11.9 million for the six months ended June 30, 2021 compared to a net loss of approximately $3.5 million for the same period in 2020, a positive swing of approximately $15.4 million.

Non-GAAP Measurement

In addition to the financial information reflected in this report, which is prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), the Company is providing a non-GAAP financial measurement of profitability – Adjusted EBITDA – as a supplement to the preceding discussion of the Company’s financial results.

Management defines Adjusted EBITDA as net income (loss), determined in accordance with GAAP, excluding the following:

-	interest income and interest expense;
-	income taxes;
-	depreciation of fixed assets and amortization of intangibles;
-	non-cash expenses on debt and equity issuances;
-	impairment or write-downs of intangible assets;
-	unrealized gains and losses on investments and currency translations;
-	legal settlements;
-	gains or losses from the extinguishment of debt via the issuance of equity;
-	discontinued operations; and
-	merger- and acquisition-related transaction expenses.

Management believes Adjusted EBITDA is a useful measure to assess the performance and liquidity of the Company as it provides meaningful operating results by excluding the effects of expenses that are not reflective of its operating business performance. In addition, the Company’s management uses Adjusted EBITDA to understand and compare operating results across accounting periods, and for financial and operational decision making. The presentation of Adjusted EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared in accordance with GAAP.

Management believes that investors and analysts benefit from considering Adjusted EBITDA in assessing the Company’s financial results and its ongoing business as it allows for meaningful comparisons and analysis of trends in the business. Adjusted EBITDA is used by many investors and analysts themselves, along with other metrics, to compare financial results across accounting periods and to those of peer companies.

As there are no standardized methods of calculating non-GAAP measurements, the Company’s calculations may differ from those used by analysts, investors, and other companies, even those within the cannabis industry, and therefore may not be directly comparable to similarly titled measures used by others.

Reconciliation of Net Income (Loss) to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles Net Income (Loss) to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Net income (loss)	$7,588,576	$(1,141,232)	$11,898,602	$(3,478,948)

Interest expense, net	288,828	2,928,328	1,706,823	5,573,442
Income taxes	3,813,108	-	5,016,905	-
Depreciation and amortization	668,882	491,189	1,308,608	1,074,193
EBITDA	12,299,394	2,278,285	19,930,938	3,168,687

Amortization of stock grants	-	5,365	5,365	10,730
Amortization of option grants	589,477	239,024	884,075	556,379
Amortization of stand-alone warrant issuances	-	-	55,786	-
Amortization of warrants issued with stock	654,681	-	654,681	-
Loss on equity issued to settle obligations	1,260	44,678	2,545	44,678
Equity in earnings of investments	-	32,958	-	32,958
Change in fair value of investments	370,119	234,544	415,284	921,546
Adjusted EBITDA	13,914,931	2,834,854	21,948,674	4,734,978

2021 Plans

For the balance of 2021, the Company’s focus will be on continuing the execution of its Strategic Growth Plan. The Company’s priority activities will include the following:

1)	Identify two new dispensary locations in Massachusetts that can service both the medical and adult-use marketplaces.

2)	Increase sales and profits in Delaware by expanding cultivation and processing facilities.

3)	Drive licensing fees through the expansion of the Company’s Nature’s Heritage™ branded flower and popular infused-product brands Betty’s Eddies® and Kalm Fusion® into the Company’s owned and managed facilities, and with strategic partners into additional markets. Expand the exclusively licensed Tropizen® and Binske® brands.

4)	Identify acquisition opportunities in other states.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material change to the status of the Company’s legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2021, the Company issued (i) 4,610,645 shares of common stock upon the conversion of debentures, (ii) 6,937,400 shares of common stock upon the conversion of promissory notes, (iii) 50,000 shares of common stock upon the exercise of warrants, (iv) 71,691 shares of common stock to satisfy obligations, and (v) 18,290 shares of common stock related to stock grants to an employee. In addition, the Company sold 6,216,216 shares of Series C convertible preferred stock.

The issuance of the shares of common stock described above were deemed to be exempt from registration under the Securities Act in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act. A legend restricting the sale, transfer, or other disposition of these securities other than in compliance with the Securities Act was placed on the securities issued in the foregoing transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on March 9, 2017 (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.4	Series C Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 1, 2021 (p)

3.1.5	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 25, 2017, effective as of May 1, 2017

3.2	By-Laws – Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC (h)

4.1.3	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC (i)

4.2	Second Amended and Restated Promissory Note, dated June 24, 2020, in the principal amount of $8,811,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (j)

4.3	Common Stock Purchase Warrant, dated June 24, 2020, issued by MariMed Inc.to SYYM LLC (k)

4.4	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $5,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.5	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $3,000,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.6	Common Stock Purchase Warrant, dated September 30, 2020, issued by MariMed Inc.to Best Buds Funding, LLC. and/or its designees (m)

4.7	Amended and Restated Common Stock Purchase Warrant, dated March 18, 2021, issued by MariMed Inc. to Hadron Healthcare Master Fund (q)

4.8	Third Amended and Restated Promissory Note, dated April 1, 2021, in the principal amount of $3,211,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (r)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (o)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

10.7	Amended and Restated 2018 Stock Award and Incentive Plan (d)

10.8	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea (e)

10.9	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (g)

10.10	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (h)

10.11	Amendment Agreement dated June 24, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (l)

10.12	Note Extension Agreement, effective as of September 30, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties (n)

10.13	Securities Purchase Agreement, dated March 1, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (p)

10.14	First Amendment to Securities Purchase Agreement, dated March 18, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (q)

10.15	Amendment Agreement dated April 1, 2021, between SYYM LLC, as noteholder and collateral agent, and MariMed, Inc. and MariMed Hemp, Inc., as co-borrowers (r)

10.16	Employment Agreement between MariMed Inc. and Robert Fireman, dated July 9, 2021 (s)

10.17	Employment Agreement between MariMed Inc. and Jon R. Levine, dated July 9, 2021 (s)

10.18	Employment Agreement between MariMed Inc. and Timothy Shaw, dated July 9, 2021 (s)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

(a)	Incorporated by reference to the same numbered exhibit of the Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c)	Incorporated by reference to the Current Report on Form 8-K filed on November 9, 2018.

(d)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on August 26, 2019.

(e)	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019.

(f)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2020.

(g)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2020.

(h)	Incorporated by reference to the Current Report on Form 8-K filed on February 27, 2020.

(i)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed on May 28, 2020.

(j)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 30, 2020.

(k)	Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 30, 2020.

(l)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 30, 2020.

(m)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on October 26, 2020.

(n)	Incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed on October 26, 2020.

(o)	Incorporated by reference to the same numbered exhibit of the Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 29, 2013.

(p)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on March 2, 2021.

(q)	Incorporated by reference to the same numbered exhibit of the Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 23, 2021.

(r)	Incorporated by reference to the exhibit of the Current Report on Form 8-K filed on March 23, 2021.

(s)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on July 9, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 16, 2021

MARIMED INC.

By:	/s/ Robert Fireman
Robert Fireman
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jon R. Levine
Jon R. Levine
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on March 9, 2017 (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.4	Series C Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 1, 2021 (p)

3.1.5	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 25, 2017, effective as of May 1, 2017

3.2	By-Laws – Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC (h)

4.1.3	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC (i)

4.2	Second Amended and Restated Promissory Note, dated June 24, 2020, in the principal amount of $8,811,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (j)

4.3	Common Stock Purchase Warrant, dated June 24, 2020, issued by MariMed Inc.to SYYM LLC (k)

4.4	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $5,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.5	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $3,000,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.6	Common Stock Purchase Warrant, dated September 30, 2020, issued by MariMed Inc.to Best Buds Funding, LLC. and/or its designees (m)

4.7	Amended and Restated Common Stock Purchase Warrant, dated March 18, 2021, issued by MariMed Inc. to Hadron Healthcare Master Fund (q)

4.8	Third Amended and Restated Promissory Note, dated April 1, 2021, in the principal amount of $3,211,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (r)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (o)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

10.7	Amended and Restated 2018 Stock Award and Incentive Plan (d)

10.8	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea (e)

10.9	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (g)

10.10	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC (h)

10.11	Amendment Agreement dated June 24, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (l)

10.12	Note Extension Agreement, effective as of September 30, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties (n)

10.13	Securities Purchase Agreement, dated March 1, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (p)

10.14	First Amendment to Securities Purchase Agreement, dated March 18, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (q)

10.15	Amendment Agreement dated April 1, 2021, between SYYM LLC, as noteholder and collateral agent, and MariMed, Inc. and MariMed Hemp, Inc., as co-borrowers (r)

10.16	Employment Agreement between MariMed Inc. and Robert Fireman, dated July 9, 2021 (s)

10.17	Employment Agreement between MariMed Inc. and Jon R. Levine, dated July 9, 2021 (s)

10.18	Employment Agreement between MariMed Inc. and Timothy Shaw, dated July 9, 2021 (s)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

(a)	Incorporated by reference to the same numbered exhibit of the Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c)	Incorporated by reference to the Current Report on Form 8-K filed on November 9, 2018.

(d)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019.

(e)	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019.

(f)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2020.

(g)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2020.

(h)	Incorporated by reference to the Current Report on Form 8-K filed on February 27, 2020.

(i)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed on May 28, 2020.

(j)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 30, 2020.

(k)	Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 30, 2020.

(l)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 30, 2020.

(m)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on October 26, 2020.

(n)	Incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed on October 26, 2020.

(o)	Incorporated by reference to the same numbered exhibit of the Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 29, 2013.

(p)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on March 2, 2021.

(q)	Incorporated by reference to the same numbered exhibit of the Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 23, 2021.

(r)	Incorporated by reference to the exhibit of the Current Report on Form 8-K filed on March 23, 2021.

(s)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on July 9, 2021.

