Form 10-Q
period 2021-09-30
MARIMED INC.
filed 2021-11-15
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2021

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

As of November 15, 2021, 333,144,567 shares of the registrant’s common stock were outstanding.

MariMed Inc.

MariMed Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,580,508	$2,999,053
Accounts receivable, net	8,706,467	6,675,512
Deferred rents receivable	1,747,803	1,940,181
Notes receivable, current portion	124,426	658,122
Inventory	10,993,963	6,830,571
Investments	419,803	1,357,193
Other current assets	2,213,348	582,589
Total current assets	49,786,318	21,043,221

Property and equipment, net	59,516,169	45,636,529
Intangibles, net	2,348,948	2,228,560
Investments	-	1,165,788
Notes receivable, less current portion	1,188,478	965,008
Right-of-use assets under operating leases	5,245,577	5,247,152
Right-of-use assets under finance leases	53,908	78,420
Other assets	97,951	80,493
Total assets	$118,237,349	$76,445,171

Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$7,092,073	$5,044,918
Accrued expenses	11,094,752	3,621,269
Sales and excise taxes payable	1,725,618	1,053,693
Debentures payable	-	1,032,448
Notes payable, current portion	9,705	8,859,175
Mortgages payable, current portion	1,412,545	1,387,014
Operating lease liabilities, current portion	1,097,008	1,008,227
Finance lease liabilities, current portion	30,288	38,412
Due to related parties	-	1,157,815
Other current liabilities	-	23,640
Total current liabilities	22,461,989	23,226,611

Notes payable, less current portion	925,871	10,682,234
Mortgages payable, less current portion	16,974,749	14,744,136
Operating lease liabilities, less current portion	4,717,933	4,822,064
Finance lease liabilities, less current portion	27,856	44,490
Other liabilities	100,200	100,200
Total liabilities	45,208,598	53,619,735

Mezzanine equity:
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at September 30, 2021 and December 31, 2020	14,725,000	14,725,000
Series C convertible preferred stock, $0.001 par value; 6,216,216 and zero shares authorized, issued and outstanding at September 30, 2021 and December 31, 2020, respectively	23,000,000	-
Total mezzanine equity	37,725,000	14,725,000

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 38,875,451 and 45,091,667 shares authorized at September 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 700,000,000 and 500,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 331,545,220 and 314,418,812 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	331,545	314,419
Common stock subscribed but not issued; 202,204 and 11,413 shares at September 30, 2021 and December 31, 2020, respectively	189,184	5,365
Additional paid-in capital	127,231,090	112,974,329
Accumulated deficit	(90,883,748)	(104,616,538)
Noncontrolling interests	(1,564,320)	(577,139)
Total stockholders’ equity	35,303,751	8,100,436
Total liabilities, mezzanine equity, and stockholders’ equity	$118,237,349	$76,445,171

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$33,208,060	$13,461,504	$90,420,280	$30,537,829

Cost of revenues	15,027,521	4,781,677	39,647,473	10,831,763

Gross profit	18,180,539	8,679,827	50,772,807	19,706,066

Operating expenses:
Personnel	1,481,350	1,354,644	5,266,745	4,075,168
Marketing and promotion	563,193	103,327	1,057,892	281,329
General and administrative	9,481,030	2,931,684	16,933,758	7,515,721
Bad debts	35,583	892,029	1,854,869	1,342,029
Total operating expenses	11,561,156	5,281,684	25,113,264	13,214,247

Operating income	6,619,383	3,398,143	25,659,543	6,491,819

Non-operating income (expenses):
Interest expense	(299,969)	(1,921,312)	(2,076,587)	(7,581,648)
Interest income	25,739	34,818	95,534	121,712
Loss on obligations settled with equity	-	-	(2,546)	(44,678)
Equity in earnings of investments	-	51,511	-	18,553
Change in fair value of investments	(522,106)	217,374	(937,390)	(704,172)
Other	309,212	(84,708)	309,212	(84,708)
Total non-operating income (expenses), net	(487,124)	(1,702,317)	(2,611,777)	(8,274,941)

Income (loss) before income taxes	6,132,259	1,695,826	23,047,766	(1,783,122)
Provision for income taxes	4,009,111	-	9,026,016	-
Net income (loss)	$2,123,148	$1,695,826	$14,021,750	$(1,783,122)

Net income (loss) attributable to noncontrolling interests	$103,113	$36,959	$288,960	$193,492
Net income (loss) attributable to MariMed Inc.	$2,020,035	$1,658,867	$13,732,790	$(1,976,614)

Net income (loss) per share
Basic	$0.01	$0.01	$0.04	$(0.01)
Diluted	$0.01	$0.00	$0.04	$(0.01)

Weighted average common shares outstanding
Basic	329,454,104	281,535,212	324,340,006	254,387,761
Diluted	378,934,045	346,091,840	370,203,937	254,387,761

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2019	228,408,024	$228,408	3,236,857	$1,168,074	$112,245,730	$(106,760,527)	$(553,465)	6,328,220

Issuance of subscribed shares	3,236,857	3,237	(3,236,857)	(1,168,074)	1,164,837	-	-	-
Stock grants	64,478	64	33,319	5,365	10,665	-	-	16,094
Stock forfeiture	(40,000)	(40)	-	-	40	-	-	-
Amortization of option grants	-	-	-	-	707,003	-	-	707,003
Issuance of stand-alone warrants	-	-	-	-	2,179	-	-	2,179
Issuance of warrants attached to debt	-	-	-	-	638,927	-	-	638,927
Discount on debentures payable	-	-	-	-	28,021	-	-	28,021
Beneficial conversion feature on debentures payable	-	-	-	-	379,183	-	-	379,183
Conversion of debentures payable	54,143,232	54,144	-	-	7,111,897	-	-	7,166,041
Conversion of common stock to preferred stock	(4,908,333)	(4,908)	-	-	(14,720,092)	-	-	(14,725,000)
Conversion of promissory note	2,525,596	2,525	-	-	457,525	-	-	460,050
Extinguishment of promissory note	1,900,000	1,900	-	-	350,100	-	-	352,000
Common stock issued to settle obligations	4,400,000	4,400	-	-	739,200	-	-	743,600
Distributions	-	-	-	-	-	-	(229,329)	(229,329)
Net income (loss)	-	-	-	-	-	(1,976,614)	193,492	(1,783,122)
Balances at September 30, 2020	289,729,854	$289,730	33,319	$5,365	$109,115,215	$(108,737,141)	$(589,302)	$83,867

	Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2020	314,418,812	$314,419	11,413	$5,365	$112,974,329	$(104,616,538)	$(577,139)	8,100,436

Issuance of subscribed shares	11,413	11	(11,413)	(5,365)	5,354	-	-	-
Stock grants	152,094	152	102,204	95,284	137,932	-	-	233,368
Exercise of options	178,885	179	-	-	31,321	-	-	31,500
Exercise of warrants	980,062	980	-	-	91,795	-	-	92,775
Amortization of option grants	-	-	-	-	6,208,376	-	-	6,208,376
Issuance of stand-alone warrants	-	-	-	-	832,105	-	-	832,105
Issuance of warrants with stock	-	-	-	-	654,681	-	-	654,681
Conversion of debentures payable	4,610,645	4,611	-	-	1,351,841	-	-	1,356,452
Conversion of promissory notes	10,042,125	10,042	-	-	3,336,403	-	-	3,346,445
Common stock issued to settle obligations	71,691	72	-	-	53,473	-	-	53,545
Purchase of property and equipment with stock	750,000	750	-	-	704,250	-	-	705,000
Fees paid with stock	409,308	409	-	-	374,610	-	-	375,019
Return of stock	(79,815)	(80)	-	-	(9,857)	-	-	(9,937)
Equity issuance costs	-	-	-	-	(386,983)	-	-	(386,983)
Acquisition of 30% interest in subsidiary	-	-	100,000	93,900	871,460	-	(975,360)	(10,000)
Distributions	-	-	-	-	-	-	(300,781)	(300,781)
Net income	-	-	-	-	-	13,732,790	288,960	14,021,750
Balances at September 30, 2021	331,545,220	$331,545	202,204	$189,184	$127,231,090	$(90,883,748)	$(1,564,320)	$35,303,751

The above statements do not show columns for undesignated preferred stock as the balances were zero and there was no activity in the reported periods.

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss) attributable to MariMed Inc.	$13,732,790	$(1,976,614)
Net income (loss) attributable to noncontrolling interests	288,960	193,492
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,499,318	1,340,649
Asset writeoff	-	84,708
Amortization of intangibles	518,182	307,861
Amortization of stock grants	233,368	16,094
Amortization of option grants	6,208,376	707,003
Amortization of stand-alone warrant issuances	832,105	2,179
Amortization of warrants attached to debt	539,272	631,895
Amortization of warrants issued with stock	654,681	-
Amortization of beneficial conversion feature	176,522	2,552,933
Amortization of original issue discount	51,753	286,353
Bad debt expense	1,854,869	1,342,029
Fees paid with stock	375,019	-
Loss on obligations settled with equity	2,546	44,678
Equity in earnings of investments	-	(18,553)
Change in fair value of investments	937,390	704,172
Gain on sale of investment	(309,212)	=
Changes in operating assets and liabilities:
Accounts receivable, net	(3,885,824)	(3,750,792)
Deferred rents receivable	192,378	(171,675)
Inventory	(4,163,392)	(5,582,862)
Other current assets	(1,640,696)	(57,677)
Other assets	(17,458)	95,412
Accounts payable	2,098,155	2,272,810
Accrued expenses	7,432,580	1,263,976
Sales and excise taxes payable	671,925	608,716
Operating lease payments, net	(13,775)	58,559
Finance lease interest payments	1,504	4,033
Other current liabilities	(23,640)	646,832
Net cash provided by operating activities	28,247,696	1,606,211

Cash flows from investing activities:
Purchase of property and equipment	(14,649,446)	(4,116,053)
Purchase of cannabis licenses	(638,570)	(255,000)
Return on investment	1,475,000	-
Interest on notes receivable	407,374	443,150
Net cash used in investing activities	(13,405,642)	(3,927,903)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	23,000,000	-
Equity issuance costs	(386,983)	-
Proceeds from issuance of promissory notes	35,096	5,249,763
Repayments of promissory notes	(15,804,273)	(10,770,011)
Proceeds from issuance of debentures	-	935,000
Proceeds from mortgages	2,700,000	13,897,282
Payments on mortgages	(443,856)	(4,989,661)
Proceeds from exercise of options	31,500	-
Proceeds from exercise of warrants	92,775	-
Due to related parties	(1,157,815)	(221,705)
Finance lease principal payments	(26,262)	(27,008)
Distributions	(300,781)	(229,329)
Net cash provided by financing activities	7,739,401	3,844,331

Net change to cash and cash equivalents	22,581,455	1,522,639
Cash and cash equivalents at beginning of period	2,999,053	738,688
Cash and cash equivalents at end of period	$25,580,508	$2,261,327

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,705,029	$1,236,464
Cash paid for income taxes	$419,070	$488,772

Non-cash activities:
Conversion of promissory notes	$3,346,445	$460,050
Conversions of debentures payable	$1,356,452	$7,166,041
Acquisition of 30% interest in subsidiary	$975,360	$-
Purchase of property and equipment with stock	$705,000	$-
Operating lease right-of-use assets and liabilities	$466,105	$-
Common stock issued to settle obligations	$51,000	$698,922
Return of stock	$9,937	$-
Issuance of common stock associated with subscriptions	$5,365	$1,168,074
Cashless exercise of warrants	$180	$-
Cashless exercise of stock options	$53	$-
Exchange of common stock to preferred stock	$-	$14,725,000
Conversion of accrued interest to promissory notes	$-	$3,908,654
Discount on promissory notes	$-	$638,927
Beneficial conversion feature on debentures payable	$-	$379,183
Extinguishment of promissory note	$-	$352,000
Discount on debentures payable	$-	$28,021

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

More recently, the Company made the strategic decision to transition from a consulting business to a direct owner and operator of cannabis licenses in high-growth states. Core to this transition is the acquisition and consolidation of the Company’s clients (the “Consolidation Plan”). Among several benefits, the Consolidation Plan would present a simpler, more transparent financial picture of the full breadth of the Company’s efforts, with a clearer representation of the revenues, earnings, and other financial metrics the Company has generated for its clients. The Company has played a key role in the successes of these entities, from the securing of their cannabis licenses, to the development of facilities that are models of excellence, to funding their operations, and to providing operational and corporate guidance. Accordingly, the Company believes it is well suited to own these facilities and manage the continuing growth of their operations.

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

The transition to a fully integrated MSO is part of a strategic growth plan (the “Strategic Growth Plan”) the Company is implementing to drive its revenues and profitability. The Strategic Growth Plan has four components: (i) complete the Consolidation Plan, (ii) increase revenues in existing states, by spending capital to increase the Company’s cultivation and production capacity, and develop additional assets within those states, (iii) expand the Company’s footprint in additional legal cannabis states through new applications and acquisitions of existing cannabis businesses, and (iv) optimize the Company’s brand portfolio and licensing revenue, by creating products that meet specific customer needs, and distributing these products in states where cannabis has been legalized.

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

The Company utilizes proprietary cannabis genetics to produce high-quality flowers and concentrates under the award-winning3 Nature’s Heritage™ brand, and cannabis-infused products under the brand names Kalm Fusion®, in the form of chewable tablets and drink powder mixes, and the award-winning1 Betty’s Eddies® brand of all natural fruit chews. Both cannabis-infused brands are top-selling products in Maryland and Massachusetts2 and the Company intends to continue to introduce additional product lines under these brands in the foreseeable future.

The Company also has exclusive alliances with prominent brands. The Company has partnered with renown ice cream maker Emack & Bolio’s® to create a line-up of cannabis-infused vegan and dairy ice cream. Additionally, the Company has secured distribution rights for the Binske® line of cannabis products crafted from premium artisan ingredients, the Healer™ line of medical full-spectrum cannabis tinctures, and the clinically-tested medicinal cannabis strains developed in Israel by global medical cannabis research pioneer Tikun Olam™.

The Company’s stock is quoted on the OTCQX market under the ticker symbol MRMD.

The Company was incorporated in Delaware in January 2011 under the name Worlds Online Inc. Initially, the Company developed and managed online virtual worlds. By early 2014, this line of business effectively ceased operating, and the Company pivoted into the legal cannabis industry.

[1]	LeafLink 2021 Best Selling Medical Product, LeafLink 2020 Industry Innovator, Explore Maryland Cannabis 2020 Edible of the Year, LeafLink 2019 Best Selling Medical Product.

[2]	Sources: BDSA 2021 and LeafLink Insights 2020.

[3]	LeafLink 2021 Fastest-Selling Concentrate.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of MariMed Inc. and the following majority-owned subsidiaries at September 30, 2021:

Subsidiary:	Percentage Owned
MariMed Advisors Inc.	100.0%
Mia Development LLC	89.5%
Mari Holdings IL LLC	100.0%
Mari Holdings MD LLC	97.4%
Mari Holdings NV LLC	100.0%
Mari Holdings Metropolis LLC	70.0%
Mari Holdings Mt. Vernon LLC	100.0%
Hartwell Realty Holdings LLC	100.0%
iRollie LLC	100.0%
ARL Healthcare Inc.	100.0%
KPG of Anna LLC	100.0%
KPG of Harrisburg LLC	100.0%
MariMed Hemp Inc.	100.0%
MediTaurus LLC	100.0%

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company maintained a reserve of approximately $41.4 million and $40.0 million at September 30, 2021 and December 31, 2020, respectively. For further discussion on receivable reserves, please refer to Note 18 – Bad Debts and the Bankruptcy Claim section of Note 20 – Commitments and Contingencies.

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

Investments

Investments are comprised of equity holdings in public and private companies. These investments are recorded at fair value on the Company’s consolidated balance sheet, with changes to fair value included in income. Investments are evaluated for permanent impairment and are written down if such impairments are deemed to have occurred.

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

The Company is typically considered the principal if it controls the specified good or service before such good or service is transferred to its client. The Company may also be deemed to be the principal even if it engages another party (an agent) to satisfy some of the performance obligations on its behalf, provided the Company (i) takes on certain responsibilities, obligations, and risks, (ii) possesses certain abilities and discretion, or (iii) other relevant indicators of the sale. If deemed an agent, the Company would not recognize revenue for the performance obligations it does not satisfy.

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

For the nine months ended September 30, 2021 and 2020, based on the results of management’s impairment analyses, there were no impairment losses.

Leases

The consolidated financial statements reflect the Company’s adoption of ASC 842, Leases, as amended by subsequent accounting standards updates, utilizing the modified retrospective transition approach.

ASC 842 is intended to improve financial reporting of leasing transactions. The most prominent change from previous accounting guidance is the requirement to recognize right-of-use assets and lease liabilities on the consolidated balance sheet representing the rights and obligations created by operating leases that extend more than twelve months in which the Company is the lessee. The Company elected the package of practical expedients permitted under ASC 842. Accordingly, the Company accounted for its existing operating leases that commenced before the effective date as operating leases under the new guidance without reassessing (i) whether the contracts contain a lease, (ii) the classification of the leases, and (iii) the accounting for indirect costs as defined in ASC 842.

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

The fair value of option and warrant issuances are determined using the Black-Scholes pricing model and employing several inputs such as the expected life of instrument, the exercise price, the expected risk-free interest rate, the expected dividend yield, the value of the Company’s common stock on issuance date, and the expected volatility of such common stock. The following table summarizes the range of inputs used by the Company during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Life of instrument	3.0 to 5.0 years	2.7 to 4.3 years
Volatility factors	1.230 to 1.266	1.059 to 1.180
Risk-free interest rates	0.36% to 0.90%	0.26% to 1.30%
Dividend yield	0%	0%

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the nine months ended September 30, 2021 or 2020.

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

As of September 30, 2021 and 2020, there were potentially dilutive securities convertible into shares of common stock comprised of (i) stock options – convertible into 26,054,171 and 7,125,750 shares, respectively, (ii) warrants – convertible into 27,802,734 and 17,735,107 shares, respectively, (iii) Series B preferred stock – convertible into 4,908,333 shares in both periods, (iv) Series C preferred stock – convertible into 31,081,080 and zero shares, respectively, (v) debentures payable – convertible into zero and 28,233,972 shares, respectively, and (vi) promissory notes – convertible into 2,500,268 and 17,503,282 shares, respectively.

For the three and nine months ended September 30, 2021, the aforementioned potentially dilutive securities increased the number of weighted average common shares outstanding on a diluted basis by 49,479,941 shares and 45,863,932 shares, respectively. For the three months ended September 30, 2020, the aforementioned potentially dilutive securities increased the number of weighted average common shares outstanding on a diluted basis by 64,556,628 shares. Such shares were reflected in the calculation of diluted net income per share for such periods. For the nine months ended September 30, 2020, the potentially dilutive securities had an anti-dilutive effect on earnings per share, and pursuant to ASC 260, were excluded from the diluted net income per share calculations, resulting in identical basic and fully diluted net income per share for that period.

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

NOTE 3 – ACQUISITIONS

The Harvest Foundation LLC

In 2019, the Company entered into a purchase agreement to acquire 100% of the ownership interests of The Harvest Foundation LLC (“Harvest”), the Company’s cannabis-licensed client in the state of Nevada. The acquisition is conditioned upon legislative approval of the transaction. During 2019, the state paused the processing of cannabis license transfers, without indicating when it will resume. Upon the resumption of these activities and the ensuing approval by the state, the Company expects to consummate this transaction whereby the operations of Harvest will be consolidated into the Company’s financial statements.

The purchase price is comprised of the issuance of (i) 1,000,000 shares of the Company’s common stock, in the aggregate, to two owners of Harvest, which as a good faith deposit, were issued upon execution of the purchase agreement, (ii) $1.2 million of the Company’s common stock at closing, based on the closing price of the common stock on the day prior to legislative approval of the transaction, and (iii) warrants to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the day prior to legislative approval of the transaction. The issued shares were recorded at par value. Such shares are restricted and will be returned to the Company in the event the transaction does not close.

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

Also in December 2018, (i) MariMed Advisors Inc., the Company’s wholly owned subsidiary, and Kind entered into a management services agreement to provide Kind with comprehensive management services in connection with the business and operations of Kind (“the MSA”), and (ii) Mari Holdings MD LLC, the Company’s majority-owned subsidiary, entered into a 20-year lease with Kind for Kind’s utilization of the Company’s 180,000 square foot cultivation and production facility in Hagerstown, MD (“the Lease”), which the Company purchased, designed, and developed for occupancy and use by Kind commencing in late 2017. Additionally, in October 2019, Mari Holdings MD LLC purchased a 9,000 square foot building in Anne Arundel County, MD, which is currently under construction, for the development of a dispensary which would be leased to Kind.

In 2019, the members of Kind sought to renegotiate the terms of the MOU and have subsequently sought to renege on both the original partnership/joint venture and the MOU. The Company engaged with Kind in good faith in an attempt to reach updated terms acceptable to both parties, however Kind failed to reciprocate in good faith, resulting in an impasse. Incrementally, both parties through counsel further sought to resolve the impasse, however such initiative resulted in both parties commencing legal proceedings. As a result, the consummation of this acquisition has been delayed and may not ultimately be completed. The litigation is further discussed in Note 20 – Commitments and Contingencies.

MediTaurus LLC

In 2019, the Company acquired a 70% ownership interest in MediTaurus LLC (“MediTaurus”), a company formed by Jokubas Ziburkas PhD, a neuroscientist and leading authority on cannabidiol (“CBD”) and the endocannabinoid system, in exchange for $2.8 million of cash and stock. The Company currently sells CBD products developed by MediTaurus under its Florance™ brand.

In September 2021, the Company acquired the remaining 30% ownership interest of MediTaurus in exchange for 100,000 shares of the Company’s common stock, valued at approximately $94,000, and $10,000 in cash. The carrying value of the noncontrolling interest of approximately $975,000 was eliminated, and since there was no change in control of MediTaurus from this transaction, the resulting gain on bargain purchase was recognized in Additional Paid-In Capital on the September 30, 2021 balance sheet. The shares and cash were issued and paid in November 2021, and were included in Common Stock Subscribed But Not Issued and Accrued Expenses, respectively, on the September 30, 2021 balance sheet. As part of this transaction, the initial purchase agreement was amended whereby any and all future license fees and payments to MediTaurus were eliminated.

NOTE 4 – INVESTMENTS

At September 30, 2021 and December 31, 2020, the Company’s investments were comprised of the following:

	September 30, 2021	December 31, 2020
Current investments:
Flowr Corp. (formerly Terrace Inc.)	$419,803	$1,357,193

Non-current investments:
MembersRSVP LLC	-	1,165,788

Total investments	$419,803	$2,522,981

Flowr Corp. (formerly Terrace Inc.)

In December 2020, Terrace Inc., a Canadian cannabis entity in which the Company had an ownership interest of 8.95% (“Terrace”), was acquired by Flowr Corp. (TSX.V: FLWR; OTC: FLWPF), a Toronto-headquartered cannabis company with operations in Canada, Europe, and Australia (“Flowr”). Under the terms of the transaction, each shareholder of Terrace received 0.4973 of a share in Flowr for each Terrace share held.

This investment is carried at fair value. During the nine months ended September 30, 2021 and 2020, the decrease in fair value of this investment of approximately $937,000 and $446,000, respectively, was reflected in Change In Fair Value Of Investments on the statement of operations.

MembersRSVP LLC

In August 2018, the Company invested $300,000 and issued 378,259 shares of its common stock, valued at approximately $915,000, in exchange for a 23% ownership in MembersRSVP LLC (“MRSVP”), an entity that has developed cannabis-specific customer relationship management software, branded under the name Sprout.

During the nine months ended September 30, 2020, the investment was accounted for under the equity method. Based on the Company’s equity in MRSVP’s net loss during such period, the Company recorded earnings for the three months and nine month ended September 30, 2020 of approximately $52,000 and $19,000, respectively. Such earnings comprised the balance of Equity in Earnings of Investments on the statement of operations for such periods.

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

As part of the agreement, the Company relinquished its right to appoint a member to the board of MRSVP. In light of the Company no longer having the ability to exercise significant influence over MRSVP, the Company discontinued accounting for this investment under the equity method as of January 1, 2021. The Company’s share of MRSVP’s net losses recorded under the equity method prior to January 1, 2020 of approximately $50,000 remained part of the carrying amount of the investment.

In September 2021, MRSVP sold substantially all of its assets pursuant to an asset purchase agreement dated as of August 31, 2021, and entered into several related agreements. In furtherance of the transaction, the Company received cash proceeds of $1,475,000, representing the Company’s pro rata share of the cash consideration received by MRSVP upon the closing of the transaction. As an ongoing member of MRSVP, the Company will receive its pro rata share of any additional consideration received by MRSVP pursuant to the asset purchase agreement, which may include securities or other forms of non-cash or in-kind consideration and holdback amounts, if and when it is received and distributed by MRSVP.

As of September 30, 2021, the Company had received the cash consideration, and accordingly, reduced the investment balance to zero and recorded a gain of approximately $309,000 which was reflected in Other non-operating expenses on the statement of operations. The Company had not received any of the non-cash consideration as of the report date.

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

As of September 30, 2021 and December 31, 2020, cumulative fixed rental receipts under such leases approximated $17.5 million and $13.9 million, respectively, compared to revenue recognized on a straight-line basis of approximately $19.2 million and $15.8 million, respectively. Accordingly, the deferred rents receivable balance approximated $1.7 million and $1.9 million at September 30, 2021 and December 31, 2020, respectively.

Future minimum rental receipts for non-cancelable leases and subleases as of September 30, 2021 were:

2021	$1,207,136
2022	4,740,130
2023	4,446,410
2024	4,506,585
2025	4,574,023
Thereafter	39,591,553
Total	$59,065,837

NOTE 6 – NOTES RECEIVABLE

At September 30, 2021 and December 31, 2020, notes receivable, including accrued interest, consisted of the following:

	September 30, 2021	December 31, 2020
First State Compassion Center	$420,267	$468,985
Healer LLC	892,637	899,226
High Fidelity Inc.	-	254,919
Total notes receivable	1,312,904	1,623,130
Notes receivable, current portion	124,426	658,122
Notes receivable, less current portion	$1,188,478	$965,008

First State Compassion Center

The Company’s cannabis-licensed client in Delaware, First State Compassion Center, issued a 10-year promissory note to the Company in May 2016 in the amount of $700,000 bearing interest at a rate of 12.5% per annum, as amended. The monthly payments of approximately $10,000 will continue through April 2026, at which time the note will be fully paid down. At September 30, 2021 and December 31, 2020, the current portion of this note approximated $72,000 and $64,000, respectively, and was included in Notes Receivable, Current Portion on the respective balance sheets.

Healer LLC

In 2018 and 2019, the Company loaned an aggregate of $800,000 to Healer LLC, an entity that provides cannabis education, dosage programs, and products developed by Dr. Dustin Sulak, an integrative medicine physician and nationally renowned cannabis practitioner (“Healer”). Healer issued promissory notes to the Company for the aggregate amount loaned that bear interest at a rate of 6% per annum, with principal and interest payable on maturity dates three years from the respective loan dates.

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

Additionally, the Company has the right to offset any licensing fees owed to Healer by the Company in the event Healer fails to make any payment when due. In March 2021, the Company offset approximately $28,000 of licensing fees payable to Healer against the principal balance of the revised promissory note, reducing the principal amount to approximately $866,000.

At September 30, 2021 and December 31, 2020, the total amount of principal and accrued interest due under the aforementioned promissory notes approximated $893,000 and $899,000, respectively, of which approximately $52,000 and $337,000, respectively, was current.

High Fidelity

In August 2019, the Company loaned $250,000 to High Fidelity Inc., an entity that owns and operates two seed-to sale medical marijuana facilities in the state of Vermont and produces its own line of CBD products. The loan bore interest at a rate of 10.0% per annum, and was repaid in full in August 2021.

NOTE 7 – INVENTORY

At September 30, 2021 and December 31, 2020, inventory was comprised of the following:

	September 30, 2021	December 31, 2020
Plants	$1,490,314	$3,352,425
Ingredients and other raw materials	256,331	176,338
Work-in-process	3,434,208	468,377
Finished goods	5,813,110	2,833,431
Total inventory	$10,993,963	$6,830,571

NOTE 8 – PROPERTY AND EQUIPMENT

At September 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Land	$4,449,810	$3,988,810
Buildings and building improvements	34,343,369	29,309,856
Tenant improvements	9,295,691	8,844,974
Furniture and fixtures	1,868,571	619,880
Machinery and equipment	6,983,256	4,620,924
Construction in progress	8,938,997	3,140,807
	65,879,694	50,525,251
Less: accumulated depreciation	(6,363,525)	(4,888,722)
Property and equipment, net	$59,516,169	$45,636,529

During the nine months ended September 30, 2021 and December 31, 2020, additions to property and equipment approximated $15,354,000 and $1,876,000, respectively.

The 2021 additions were primarily comprised of (i) the development of the facility in Metropolis, IL, and (ii) purchases of building improvements, machinery, and equipment at the facilities in Hagerstown, MD and New Bedford, MA. The 2020 additions consisted primarily of (i) the commencement of construction in Mt. Vernon, IL, and (ii) machinery and equipment purchases for facilities in Massachusetts, Maryland, Illinois, and Delaware.

The construction in progress balances of approximately $8.9 million and $3.1 million at September 30, 2021 and December 31, 2020, respectively, consisted of the commencement of construction of properties in Milford, DE and Annapolis, MD.

Depreciation expense for the nine months ended September 30, 2021 and 2020 approximated $1,499,000 and $1,341,000, respectively.

NOTE 9 – INTANGIBLES

At September 30, 2021 and December 31, 2020, intangible assets were comprised of (i) the carrying value of cannabis license fees, and (ii) goodwill arising from the Company’s acquisitions.

The Company’s cannabis licenses are issued from the states of Illinois and Massachusetts and require the payment of annual fees. These fees, comprised of a fixed component and a variable component based on the level of operations, are capitalized and amortized over the respective twelve-month periods. At September 30, 2021 and December 31, 2020, the carrying value of these cannabis licenses approximated $281,000 and $161,000, respectively.

The goodwill associated with acquisitions is reviewed on a quarterly basis for impairment. Based on this review and other factors, the goodwill of approximately $2.1 million at September 30, 2021 and December 31, 2020 was deemed to be unimpaired.

NOTE 10 – MORTGAGES

At September 30, 2021 and December 31, 2020, mortgage balances, including accrued interest, were comprised of the following:

	September 30, 2021	December 31, 2020
Bank of New England – New Bedford, MA and Middleboro, MA properties	$12,583,053	$12,834,090
Bank of New England – Wilmington, DE property	1,491,525	1,575,658
DuQuoin State Bank – Anna, IL and Harrisburg, IL properties	786,046	814,749
DuQuoin State Bank – Metropolis, IL property	2,688,230	-
South Porte Bank – Mt. Vernon, IL property	838,440	906,653
Total mortgages payable	18,387,294	16,131,150
Mortgages payable, current portion	(1,412,545)	(1,387,014)
Mortgages payable, less current portion	$16,974,749	$14,744,136

In November 2017, the Company entered into a 10-year mortgage agreement with Bank of New England in the amount of $4,895,000 (the “Initial Mortgage”) for the purchase of a 138,000 square foot industrial property in New Bedford, MA, within which the Company has built a 70,000 square foot cannabis cultivation and processing facility. Pursuant to the Initial Mortgage, the Company made monthly payments of (i) interest-only from the mortgage date through May 2019 at a rate equal to the prime rate plus 2%, with a floor of 6.25% per annum, and (ii) principal and interest payments from May 2019 to July 2020 at a rate equal to the prime rate on May 2, 2019 plus 2%, with a floor of 6.25% per annum. In July 2020, at which time the Initial Mortgage had a remaining principal balance of approximately $4.8 million, the parties consummated an amended and restated mortgage agreement, secured by the Company’s properties in New Bedford and Middleboro in the amount of $13.0 million bearing interest at a rate of 6.5% per annum that matures in August 2025 (the “Refinanced Mortgage”). Proceeds from the Refinanced Mortgage were used to pay down the Initial Mortgage and approximately $7.2 million of promissory notes as further described below. At September 30, 2021 and December 31, 2020, the outstanding principal balance of the Refinanced Mortgage approximated $12.6 million and $12.8 million, respectively, of which approximately $352,000 and $335,000, respectively, was current.

The Company maintains another mortgage with Bank of New England for the 2016 purchase of a 45,070 square foot building in Wilmington, DE which was developed into a cannabis seed-to-sale facility and is currently leased to the Company’s cannabis-licensed client in that state. The mortgage matures in 2031 with monthly principal and interest payments at a rate of 5.25% per annum through September 2021, and thereafter the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25% per annum. At September 30, 2021 and December 31, 2020, the outstanding principal balance on this mortgage approximated $1.5 million and $1.6 million, respectively, of which approximately $118,000 and $114,000, respectively, was current.

In May 2016, the Company entered into a mortgage agreement with DuQuoin State Bank (“DSB”) for the purchase of properties in Anna, IL and Harrisburg, IL which the Company developed into two 3,400 square foot free-standing retail dispensaries. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined by DSB’s executive committee. The mortgage was renewed in May 2021 at a rate of 6.75% per annum. At September 30, 2021 and December 31, 2020, the outstanding principal balance on this mortgage approximated $793,000 and $815,000 respectively, of which approximately $32,000 and $31,000, respectively, was current.

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, IL. The purchase price consisted of 750,000 shares of the Company’s common stock, which was valued at $705,000 on the date of the transaction, and payoff of the seller’s remaining mortgage of approximately $1.6 million. In connection with this purchase, the Company entered into another mortgage agreement with DSB in the amount of $2.7 million that matures in July 2041 and initially bears interest at a rate of 6.25% per annum which is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and related mortgage obligation, reducing the Company’s ownership interest in Metro to 70%. At September 30, 2021, the outstanding principal balance on this mortgage approximated $2.7 million, of which approximately $71,000 was current.

In February 2020, the Company entered into a mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, IL. Pursuant to the amended mortgage agreement, the mortgage shall be repaid in monthly installments of principal and interest of approximately $6,000 which began in August 2021 and continues through its maturity in June 2022, at which time all remaining principal, interest and fees shall be due.

NOTE 11 – PROMISSORY NOTES

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

The Noteholder had the option to convert the $8.8M Note, in whole or in part, into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to certain conversion limitations. This non-detachable conversion feature of the $8.8M Note had no intrinsic value on the agreement date, and therefore no beneficial conversion feature arose. In March 2021, the Noteholder converted $1,000,000 of principal and approximately $10,000 of accrued interest into 3,365,972 shares of the Company’s common stock, reducing the carrying value of the $8.8M Note to approximately $3.2 million.

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

In 2021, the Noteholder converted approximately $2.3 million of principal on the $3.2M Note into 6,676,153 shares of the Company’s common stock, reducing the carrying value of the $3.2M Note to approximately $875,000 at September 30, 2021. All note conversions were effected in accordance with the terms of their respective note agreements, and therefore the Company was not required to record a gain or loss on such conversions.

Promissory Notes Issued Pursuant to an Exchange Agreement

In February 2020, pursuant to an exchange agreement as further described in Note 13 – Mezzanine Equity, the Company issued two promissory notes in the aggregate principal amount of approximately $4.4 million, bearing interest at 16.5% per annum and maturing in August 2021 (the “$4.4M Notes”), in exchange for a loan in the same amount. At December 31, 2020, the principal and accrued interest balance of the $4.4M Notes approximated $4.6 million. In March 2021, utilizing a portion of the proceeds from the Hadron transaction discussed in Note 13 – Mezzanine Equity, the $4.4M Notes were fully paid down, along with accrued interest through the repayment date.

Promissory Note Issued by MMH

In April 2019, MMH issued a secured promissory note in the principal amount of $1,000,000 (the “$1M Note”) to an unaffiliated party. The principal balance plus a payment of $180,000, initially due in December 2019, was continued on a month-to-month basis. In September 2020, the Company paid down $500,000 of principal on the $1M Note, reducing the carrying value of the $1M Note to $500,000 at December 31, 2020. In March 2021, the Company paid interest on the $1M Note of $200,000. Also in March 2021, utilizing a portion of the proceeds from the Hadron transaction discussed in Note 12 – Mezzanine Equity, the remaining principal of $500,000 was paid down. At September 30, 2021, the Company is carrying an accrued interest balance of approximately $200,000 to cover the payment of any additional interest on the $1M Note, which the Company does not believe is required to be paid.

Promissory Notes Issued for Operating Liquidity

In March 2019, the Company raised $6.0 million through the issuance of a secured promissory note (the “$6M Note”) to an unaffiliated party (the “Holding Party”) bearing interest at a rate of 13% per annum and a service fee of $900,000 (the “Service Fee”). The $6M Note’s initial maturity date in December 2019 was extended to April 2020 in accordance with its terms.

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

The Company and the Holding Party entered into a second note extension agreement in October 2020 (the “Second Extension Agreement”) whereby the Company (i) paid $1 million of principal and all outstanding accrued interest of approximately $333,000 on the $6.8M Note; (ii) issued an amended and restated senior secured promissory note in the principal amount of $5,845,000 (the “$5.8M Note”) to replace the $6.8M Note; and (iii) amended and restated the $3M Note (the “New $3M Note”, and together with the $5.8M Note, the “Amended Notes”). The Amended Notes bore interest at a rate of 12% per annum with initial maturity dates in September 2022.

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

The Company made a required principal payment of $400,000 on the $5.8M Note in February 2021. In March 2021, utilizing a portion of the proceeds from the Hadron transaction discussed in Note 13 – Mezzanine Equity, the Amended Notes were fully paid down, along with accrued interest through the repayment date. In addition, the remaining discount of approximately $450,000 on this note was fully amortized on the payment date.

Promissory Notes Issued to Purchase Commercial Vehicles

In August 2020, the Company entered into a note agreement with First Citizens’ Federal Credit Union for the purchase of a commercial vehicle. The note bears interest at a rate of 5.74% per annum and matures in July 2026. At September 30, 2021 and December 31, 2020, the balance of this note approximated $27,000 and $30,000, respectively, of which approximately $5,000 was current in both periods.

In June 2021, the Company entered into a note agreement with Ally Financial for the purchase of a second commercial vehicle. The note bears interest at the rate of 10% per annum and matures in May 2027. At September 30, 2021, the balance of this note approximated $33,000, of which approximately $5,000 was current.

Other Promissory Note Issuances

In addition to the above transactions, at the start of 2020, the Company was carrying $3,190,000 of principal on promissory notes issued to accredited investors bearing interest at rates ranging from 6.5% to 18% per annum (the “Existing Notes”). During 2020, the Company (i) raised approximately $2,147,000 from the issuance of new promissory notes to accredited investors bearing interest at 12% and 15% per annum (the “New 2020 Notes”), (ii) repaid $2,100,000 of the Existing Notes, (iii) retired $500,000 of the Existing Notes through the issuance of common stock at a conversion price equal to the market price of the Company’s common stock on the conversion date of $0.32 per share, and (iv) repaid $700,000 of the New 2020 Notes. Accordingly, the remaining balance on the Existing Notes and New 2020 Notes approximated $2,037,000 in the aggregate at December 31, 2020. This balance along with accrued interest through the repayment date of approximately $200,000 were fully paid down in March 2021 utilizing a portion of the proceeds from the Hadron transaction discussed in Note 13 – Mezzanine Equity.

Debt Maturities

As of September 30, 2021, the aggregate scheduled maturities of the Company’s total debt outstanding were:

2021	$1,253,995
2022	593,112
2023	1,231,622
2024	669,650
2025	716,186
Thereafter	14,859,046
Total	19,323,611
Less discounts	(741)
$19,322,870

NOTE 12 – DEBENTURES PAYABLE

In a series of transactions from the period October 2018 through February 2020, the Company sold an aggregate of $21.0 million of convertible debentures (the “$21M Debentures”) to an accredited investor pursuant to an amended securities purchase agreement (the “SPA”). The following table as of September 30, 2021 summarizes the purchase dates and selected terms of each debenture agreement that comprised the $21M Debentures:

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

As of September 30, 2021, the holder of the $21M Debentures (the “Holder”) had converted all of the $21M Debentures, along with accrued interest, into the Company’s common stock at conversion prices equal to 80% of a calculated average, pursuant to the terms of the debenture agreements, of the daily volume-weighted price during the ten consecutive trading days preceding the date of conversion. Specifically, over the life of the $21M Debentures, the Holder converted, in several transactions, an aggregate of $21.0 million of principal and approximately $836,000 of accrued interest into 92,704,035 shares of common stock at conversion prices ranging from $0.11 to $3.06 per share. Of these conversions, (i) during 2020, an aggregate of $9.7 million of principal and approximately $365,000 of accrued interest was converted into 77,766,559 shares of common stock at conversion prices ranging from $0.11 and $0.34 per share, and (ii) during 2021, an aggregate of $1.3 million of principal and approximately $56,000 of accrued interest was converted into 4,610,645 shares of common stock at a conversion price of $0.29 per share.

All of the aforementioned conversions were effected in accordance with the terms of the debenture agreements, and therefore the Company was not required to record a gain or loss on such conversions. The conversions were limited in any given month to certain agreed-upon amounts based on the conversion price, and the Holder was also limited from beneficially owning more than 4.99% of the Company’s outstanding common stock.

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

During the nine months ended September 30, 2021, amortization of the beneficial conversion features, after adjustment for the aforementioned conversions, approximated $177,000; amortization of the warrant discounts approximated $39,000; amortization of original issue discounts approximated $52,000; and interest expense approximated $1,000.

NOTE 13 – MEZZANINE EQUITY

Series B Convertible Preferred Stock

In February 2020, the Company entered into an exchange agreement with two institutional shareholders (the “TIS Exchange Agreement”) whereby the Company (i) exchanged 4,908,333 shares of the Company’s common stock previously acquired by the two institutional shareholders for an equal number of shares of newly designated Series B convertible preferred stock, and (ii) issued the $4.4M Notes previously discussed in Note 11 – Promissory Notes.

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

At the closing of the transaction in March 2021, Hadron purchased $23.0 million of Units at a price of $3.70 per Unit. Each Unit is comprised of one share of Series C preferred stock and a four-year warrant to purchase two and one-half shares of common stock. Accordingly, the Company issued to Hadron 6,216,216 shares of Series C preferred stock and warrants to purchase up to an aggregate of 15,540,540 shares of common stock. Each share of Series C preferred stock is convertible, at Hadron’s option, into five shares of common stock, and each warrant is exercisable at an exercise price of $1.087 per share. The warrants shall be subject to early termination if certain milestones are attained, and the market value of the Company’s common stock reaches certain predetermined levels. The fair value of the warrants of approximately $9.5 million on the issuance date was allocated to the proceeds and recorded as additional paid-in capital. The Company incurred costs of approximately $387,000 relative to the issuance of the aforementioned shares to Hadron which was recorded as a reduction to additional paid-in capital in March 2021.

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

Of the $23.0 million of proceeds received by the Company in March 2021, approximately (i) $7.8 million is designated to fund construction and upgrades of certain of the Company’s owned and managed facilities, which was expended during the nine months ended September 30, 2021, and (ii) $15.2 million was used to pay down debt and obligations, comprised of principal and interest on the $4.4M Notes, the $1M Note, the New $3M Note, the $5.8M Note, the Existing Notes, the New 2020 Notes (all referred to in Note 11 – Promissory Notes), and a portion of the Due To Related Parties balance discussed in Note 19 – Related Party Transactions.

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

NOTE 14 – STOCKHOLDERS’ EQUITY

Stockholder Resolutions

At the Company’s 2021 annual meeting of stockholders in September 2021 (the “Annual Meeting”), stockholders approved an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of common stock from 500,000,000 to 700,000,000.

Also at the Annual Meeting, stockholders approved an amendment to the Company’s Amended and Restated 2018 Stock Award and Incentive Plan (the “Plan”) increasing the aggregate number shares reserved for issuance under the Plan from 40,000,000 to 70,000,000.

Undesignated Preferred Stock

In February 2020, the Company filed a certificate of elimination to return all shares of formerly designated Series A convertible preferred stock to the status of authorized and unissued shares of undesignated preferred stock.

Common Stock

In February 2020, pursuant to the TIS Exchange Agreement discussed in Note 13 – Mezzanine Equity, the 4,908,333 shares of common stock exchanged for shares of Series B convertible preferred stock were treated as an increase to treasury stock of $14,725,000 ($3.00 per share), and then immediately cancelled, thereby reducing treasury stock to zero, with corresponding reductions to common stock of approximately $5,000 (the par value of the exchanged common shares) and additional paid-in capital of approximately $14,720,000.

In the nine months ended September 30, 2021 and 2020, the Company granted 9,081 and 97,797 shares of common stock, respectively, to an employee. The fair value of these shares of approximately $7,000 in 2021 and $11,000 in 2020 was charged to compensation expense. Of these shares granted, 2,204 shares and 33,319 shares, with fair values of approximately $2,000 and $5,000, respectively, were yet to be issued at September 30, 2021 and 2020, respectively, and were included in Common Stock Subscribed But Not Issued on the balance sheets at those dates.

In the nine months ended September 30, 2021, the Company granted 245,217 shares of restricted common stock to three employees. The fair value of these restricted shares of approximately $226,000 was charged to compensation expense. Of these restricted shares granted, 100,000 shares, with a fair value of approximately $93,000, were yet to be issued at September 30, 2021, and were included in Common Stock Subscribed But Not Issued on the balance sheet at such date. No shares of restricted common stock were issued in 2020.

In the nine months ended September 30, 2021 and 2020, the Company issued 71,691 and 4,400,000 shares of common stock, respectively, to settle obligations of $51,000 and approximately $699,000, respectively. Based on the price of the Company’s common stock on the settlement dates, the Company incurred non-cash losses of approximately $2,500 in 2021 and $45,000 in 2020, which were reflected under Loss On Obligations Settled with Equity on the statement of operations for each period.

In the nine months ended September 30, 2021, the Company issued (i) 300,000 shares of common stock valued at $283,200 to pay for consulting fees, and (ii) 109,308 shares valued at approximately $92,000 to pay for licensing fees. No such fees were paid with common stock in 2020.

In July 2021, 79,815 shares of common stock were returned to the Company from the adjustment of a previously converted debenture. No common stock was returned in 2020.

During the nine months ended September 30, 2021 and 2020, the Company issued 11,413 and 3,236,857 shares of common stock, respectively, associated with previously issued subscriptions on common stock with a value of approximately $5,000 and $1,168,000, respectively.

As previously disclosed in Note 11 – Promissory Notes, the Company issued (i) an aggregate of 10,042,125 shares of common stock in 2021 upon the conversion of approximately $3,346,000 of principal and interest on promissory notes, (ii) 1,900,000 shares of common stock in June 2020 to extinguish $352,000 of principal on promissory notes, and (iii) 2,525,596 shares common stock in June 2020 upon the conversion of $460,050 of principal and interest on promissory notes.

As previously disclosed in Note 12 – Debentures Payable, the holder of the $21M Debentures converted (i) approximately $1.4 million of principal and interest in 2021 into 4,610,645 shares of common stock, and (ii) approximately $10.1 million of principal and interest in 2020 into 77,766,559 shares of common stock.

As further disclosed in Note 15 – Options, the Company issued 178,885 shares of common stock during the nine months ended September 30, 2021 from the exercise of stock options. No options were exercised during the same period in 2020.

As further disclosed in Note 16 – Warrants, the Company issued 980,062 shares of common stock during the nine months ended September 30, 2021 from the exercise of warrants. No warrants were exercised during the same period in 2020.

Common Stock Issuance Obligations

At September 30, 2021, the Company was obligated to issue (i) 102,204 shares of common stock valued at approximately $95,000 in connection with a stock grant and restricted stock grants to current employees, and (ii) 100,000 shares of common stock valued at approximately $94,000 in connection with the purchase of the remaining 30% interest of MediTaurus as discussed in Note 3 – Acquisitions. These shares were issued in November 2021. At September 30, 2020, the Company was obligated to issue 33,319 shares of common stock valued at approximately $5,000 in connection with a stock grant to a current employee. These shares were issued in October 2020.

NOTE 15 – STOCK OPTIONS

During the nine months ended September 30, 2021, the Company granted three- and five-year options to purchase up to 16,651,421 shares of common stock at exercise prices ranging from $0.30 to $1.00 per share. The fair value of these options of approximately $10,142,000 in the aggregate is being amortized to compensation expense over the respective option vesting periods, of which approximately $5,993,000 was amortized during the nine months ended September 30, 2021. Additionally, compensation expense in the first half of 2021 for options issued in previous years, and continuing to be amortized over their respective vesting periods, approximated $638,000.

During the nine months ended September 30, 2020, five-year options to purchase up to 1,064,500 shares of common stock were issued to employees at exercise prices of $0.15 and $0.30 per share. The fair value of these options of approximately $117,000 in the aggregate is being amortized to compensation expense over their respective vesting periods, of which approximately $100,000 was amortized during the nine months ended September 30, 2020. Additionally, compensation expense in the first half of 2020 for options issued in previous years, and continuing to be amortized over their respective vesting periods, approximated $746,000.

During the nine months ended September 30, 2021, options to purchase 251,000 shares of common stock were exercised at prices ranging from $0.21 to $0.45 per share. Of these exercised options, 125,000 were exercised on a cashless basis with the exercise prices paid via the surrender of 72,115 shares of common stock. No options were exercised during the nine months ended September 30, 2020.

During the nine months ended September 30, 2021 and 2020, options to purchase 152,000 and 210,000 shares of common stock, respectively, were forfeited or expired, resulting in an aggregate reduction of amortized compensation expense of zero in 2021 and approximately $208,000 in 2020.

Stock options outstanding and exercisable as of September 30, 2021 were:

Exercise Price	Shares Under Option		Remaining Life
per Share	Outstanding	Exercisable	in Years
$0.140	160,000	80,000	3.78
$0.149	500,000	500,000	4.25
$0.169	200,000	200,000	4.12
$0.225	2,000,000	1,250,000	4.11
$0.250	20,000	20,000	3.67
$0.250	50,000	12,500	4.07
$0.250	800,000	600,000	4.12
$0.250	80,000	60,000	4.15
$0.250	50,000	50,000	3.42
$0.300	403,000	403,000	3.50
$0.417	900,000	900,000	3.24
$0.505	100,000	50,000	4.26
$0.505	800,000	200,000	4.28
$0.590	15,000	15,000	3.19
$0.630	300,000	300,000	0.25
$0.740	590,000	356,250	4.58
$0.770	200,000	200,000	1.25
$0.830	287,000	143,500	4.48
$0.830	600,000	-	4.66
$0.840	878,921	600,000	4.79
$0.840	99,000	19,800	4.84
$0.850	90,000	33,125	4.71
$0.880	11,550,000	5,925,000	4.78
$0.880	15,000	-	4.87
$0.890	10,000	2,500	4.31
$0.892	40,000	20,000	4.31
$0.895	25,000	12,500	4.32
$0.900	50,000	50,000	1.61
$0.910	50,000	50,000	1.06
$0.920	300,000	-	4.76
$0.928	500,000	100,000	4.86
$0.950	50,000	50,000	1.25
$0.970	100,000	50,000	4.71
$0.983	145,000	-	4.74
$0.990	500,000	-	4.97
$0.992	300,000	300,000	2.99
$1.000	15,000	15,000	2.71
$1.000	125,000	125,000	3.09
$1.350	100,000	100,000	1.83
$1.950	375,000	375,000	1.75
$2.320	100,000	100,000	1.95
$2.450	2,000,000	2,000,000	1.23
$2.500	100,000	100,000	1.91
$2.650	200,000	200,000	1.98
$2.850	56,250	56,250	1.20
$2.850	100,000	100,000	2.20
$3.000	25,000	25,000	2.21
$3.725	100,000	100,000	2.19
	26,054,171	15,849,425

NOTE 16 – WARRANTS

During the nine months ended September 30, 2021, the Company issued warrants to purchase up to 2,100,000 shares of common stock at exercise prices ranging from $0.50 to $0.83 per share, expiring three and five years from issuance. The fair value of these warrants on their issuance dates approximated $1,487,000 in the aggregate which was charged to compensation expense. Also during this period, the Company issued warrants to Hadron to purchase up to 15,540,540 shares of common stock at an exercise price of $1.087 per share, expiring four years from issuance, as part of the Hadron transaction previously discussed in Note 13 – Mezzanine Equity. The fair value of these warrants on the issuance date of approximately $9.5 million was allocated to the warrant of the $23.0 million of proceeds from the Hadron transaction and recorded in additional paid in capital.

During the nine months ended September 30, 2020, in conjunction with the $21M Debentures discussed in Note 12 – Debentures Payable, the Company issued three-year warrants to purchase up to 180,000 shares of common stock at an exercise price of $0.75 per share. Also during this period, (i) in conjunction with the $8.8M Note discussed in Note 11 – Promissory Notes, the Company issued three-year warrants to purchase up to 750,000 shares of common stock at an exercise price of $0.50 per share, and (ii) in consideration of the Second Extension Agreement, also discussed in Note 11 – Promissory Notes, the Company issued four-year warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The fair value of these warrants on their issuance dates approximated $639,000 in the aggregate, of which approximately $10,000 was amortized to interest expense in the period and the remainder to be amortized over the terms of the respective debt instruments.

During the nine months ended September 30, 2021, warrants to purchase 1,237,500 shares of common stock were exercised at exercise prices ranging from $0.11 to $0.55 per share. Of these exercised warrants, 437,500 were exercised on a cashless basis with the exercise prices paid via the surrender of 257,438 shares of common stock. No warrants were exercised during the same period in 2020.

During the nine months ended September 30, 2021, warrants to purchase 5,517,474 shares of common stock with exercise prices ranging from $0.90 to $4.30 per share were forfeited. No warrants were forfeited during the same period in 2020.

At September 30, 2021 and 2020, warrants to purchase up to 27,802,734 and 17,735,107 shares of common stock, respectively, were outstanding with exercise prices ranging from $0.11 to $5.50 per share across both periods.

NOTE 17 – REVENUES

For the nine months ended September 30, 2021 and 2020, the Company’s revenues were comprised of the following major categories:

	2021	2020
Product sales - retail	$59,230,023	$16,895,170
Product sales - wholesale	20,536,161	5,097,128
Real estate rentals	5,397,384	5,065,538
Management fees	2,562,002	1,081,562
Supply procurement	1,446,085	1,218,334
Licensing fees	1,248,625	1,180,097
Total revenues	$90,420,280	$30,537,829

For the nine months ended September 30, 2021 and 2020, revenues from two clients represented 11% and 24%, respectively, of total revenues.

NOTE 18 – BAD DEBTS

The Company maintains two types of reserves to address uncertain collections of amounts due—an allowance against trade accounts receivable (the “AR Allowance”), and a reserve against cash advanced by the Company to its cannabis-licensed clients for working capital purposes (the WC Reserve”).

During the nine months ended September 30, 2021, the Company increased the AR Allowance by $1,400,000, and the WC Reserve by approximately $455,000. The aggregate of these two amounts of approximately $1,855,000 was charged to Bad Debts on the statement of operations during this period. During the nine months ended September 30, 2020, the Company increased the AR Allowance by $1,000,000 and the WC Reserve by approximately $342,000.

NOTE 19 – RELATED PARTY TRANSACTIONS

Effective July 1, 2021, the Company entered into employment agreements with its CEO, CFO, and COO, expiring in June 2024, that provide for an annual base salary of $350,000, $325,000, and $300,000, respectively, and the ability to receive annual bonuses of up to 75% of the executive’s annual base salary for each year during the term, based on reaching certain performance goals established by the Company.

Pursuant to the agreements, the CEO, CFO, and COO were granted (i) on the effective date, options to purchase up to 5,000,000, 5,000,000, and 1,250,000 shares, respectively, of the Company’s common stock, at an exercise price of $0.88 per share, that vest over one year and expire in July 2026, and (ii) in October 2021, options to purchase up to 5,000,000, 5,000,000, and 1,250,000 shares, respectively, of the Company’s common stock, at an exercise price of $0.90 per share, that vest over one year and expire in September 2026.

Additionally, the agreements (i) provide these officers with additional grants on each anniversary of the effective date of the agreements in the sole discretion of the Company’s Compensation Committee, and contain covenants not to compete, non-solicitation provisions, and termination obligations, among other terms and conditions.

In July 2021, the Company granted five-year options to purchase up to 100,000 shares of common stock to each of the Company’s three independent board members at an exercise price of $0.88 per share.

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

The Company’s corporate offices are leased from an entity in which the Company’s CFO has an investment interest. This lease expires in October 2028 and contains a five-year extension option. In each of the nine-month periods ended September 30, 2021 and 2020, expenses incurred under this lease approximated $117,000.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s COO. The aggregate purchases from this entity in the nine months ended September 30, 2021 and 2020 approximated $3.8 million and $1.8 million, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies® product line to an entity owned by the Company’s COO and its SVP of Sales under a royalty agreement. This agreement was amended effective January 1, 2021 whereby, among other modifications, the royalty percentage changed from 2.5% on all sales of Betty’s Eddies® products to (i) 3.0% and 10.0% of wholesale sales of existing products within the product line if sold directly by the Company, or licensed by the Company for sale by third-parties, respectively, and (ii) 0.5% and 1.0% of wholesale sales of future developed products within the product line if sold directly by the Company, or licensed by the Company for sale by third-parties, respectively. The aggregate royalties due to this entity in the nine months ended September 30, 2021 and 2020 approximated $210,000 and $275,000, respectively.

In the nine months ended September 30, 2021 and 2020, one of the Company’s majority owned subsidiaries paid aggregate distributions of approximately $34,000 and $40,000, respectively, to the Company’s CEO and CFO, who own minority equity interests in such subsidiary. In the nine months ended September 30, 2021, another of the Company’s majority owned subsidiaries paid distributions of approximately $4,000 to a current employee who owns a minority equity interest in such subsidiary.

In the nine months ended September 30, 2021 and 2020, the Company purchased fixed assets and consulting services of approximately $723,000 and $455,000, respectively, in the aggregate from two entities owned by two of the Company’s general managers.

In the nine months ended September 30, 2021 and 2020, the Company purchased fixed assets of approximately $438,000 and $176,000 from an entity owned by an employee.

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

The details of the Company’s operating lease agreements are as follows:

●	Delaware – 4,000 square feet of retail space in a multi-use building under a five-year lease that expires in December 2021 with a five-year option to extend. The Company developed the space into a cannabis dispensary which is subleased to its cannabis-licensed client.

●	Delaware – a 100,000 square foot warehouse leased in March 2019 that the Company is developing into a cultivation and processing facility to be subleased to the same Delaware client. The lease term is 10 years, with an option to extend the term for three additional five-year periods.

●	Delaware –a 12,000 square foot premises which the Company developed into a cannabis production facility with offices, and is subleases to its cannabis-licensed client. The lease expires in January 2026 and contains an option to negotiate an extension at the end of the lease term.

●	Nevada – 10,000 square feet of an industrial building that the Company has built-out into a cannabis cultivation facility and plans to rent to its cannabis-licensed client under a sub-lease which will be coterminous with this lease expiring in 2024.

●	Massachusetts – 10,000 square feet of office space which the Company utilizes as its corporate offices under a 10-year lease with a related party expiring in 2028, with an option to extend the term for an additional five-year period.

●	Maryland – a 2,700 square foot two-unit apartment under a lease that expires in July 2022.

The Company leases machinery and office equipment under finance leases that expire in February 2022 through June 2024 with such terms being a major part of the economic useful life of the leased property.

The components of lease expense for the nine months ended September 30, 2021 were as follows:

Operating lease cost	$820,607

Finance lease cost:
Amortization of right-of-use assets	$24,512
Interest on lease liabilities	4,051
Total finance lease cost	$28,563

The weighted average remaining lease term for operating leases is 7.6 years, and for the finance leases is 2.2 years. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was between 7.5% to 12% for all leases.

Future minimum lease payments as of September 30, 2021 under all non-cancelable leases having an initial or remaining term of more than one year were:

	Operating Leases	Finance Leases
2021	$282,673	$9,603
2022	1,071,079	27,123
2023	1,035,017	23,201
2024	963,589	3,229
2025	936,947	-
Thereafter	3,468,041	-
Total lease payments	7,757,344	$63,156
Less: imputed interest	(1,942,403)	(5,012)
	$5,814,941	$58,144

Terminated Employment Agreement

An employment agreement which commenced in 2012 with Thomas Kidrin, the former CEO of the Company, was terminated by the Company in 2017. Since the termination date, the Company had maintained an accrual of approximately $1,043,000 for any amounts that may be owed under this agreement.

In July 2019, Mr. Kidrin, also a former director of the Company, filed a complaint in the Massachusetts Superior Court, which alleged the Company failed to pay all wages owed to him and breached the employment agreement, and requested multiple damages, attorney fees, costs, and interest. The Company moved to dismiss certain counts of the complaint and asserted counterclaims against Mr. Kidrin alleging breach of contract, breach of fiduciary duty, money had and received, and unjust enrichment.

While the Company’s motion to dismiss was pending, the parties entered into a settlement agreement and general release in August 2021 whereby, among other conditions, (i) Mr. Kidrin’s complaint was dismissed with prejudice, (ii) the Company issued to Mr. Kidrin five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share, (iii) the Company irrevocably transferred intangible assets relating to the online virtual worlds business the Company had conducted in early 2014, prior to its pivot into the legal cannabis industry (such assets had zero carrying value on the Company’s balance sheet), and (iv) each party released and discharged the other from all claims, losses, and liabilities.

In August 2021, the fair value of the warrants of approximately $776,000 was charged to compensation expense, and the Company reversed its accrual of approximately $1,043,000

Maryland Acquisition

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

In November 2019, Kind commenced an action by filing a complaint against the Company in the Circuit Court for Washington County, MD captioned Kind Therapeutics USA, Inc. vs. MariMed, Inc., et al. (Case No. C-21-CV-19-000670) (the “Complaint”). The Complaint, as amended, alleges breach of contract, breach of fiduciary duty, unjust enrichment, intentional misrepresentation, rescission, civil conspiracy, and seeking an accounting and declaratory judgment and damages in excess of $75,000 (the court has subsequently dismissed Kind’s claims for declaratory judgment on the lease, rescission of the lease, and civil conspiracy). On November 15, 2019, the Company filed counterclaims against Kind and a third-party complaint against the members of Kind (Jennifer DiPietro, Susan Zimmerman, and Sophia Leonard-Burns) and William Tham (the “Counterclaims”). The Counterclaims, as amended, allege breach of contract with respect to each of the partnership/joint venture agreement, the MOU, the MSA, the Lease, and the Licensing and Manufacturing Agreement (“LMA”), unjust enrichment, promissory estoppel/detrimental reliance, fraud in the inducement, breach of fiduciary duty, and seeks reformation of the MSA, a declaratory judgment regarding enforceability of the partnership/joint venture arrangement and/or the MOU, specific performance of the parties’ various contracts, and the establishment of a constructive trust for the Company’s benefit. The Counterclaims also seek damages.

At the time the Complaint and Counterclaims were filed, both parties, MariMed (including MariMed Holdings MD LLC and MariMed Advisors Inc.) and Kind, brought motions for a temporary restraining order and a preliminary injunction. By Opinion and Order entered on November 21, 2019, the Court denied both parties motions for a temporary restraining order. In its opinion, the Court specifically noted that, contrary to Kind’s allegations, the MSA and the Lease “appear to be independent, valid and enforceable contracts.”

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

In March 2021, the Kind parties filed motions to modify the preliminary injunction order or, alternatively, for direction from the Court based on Kind’s claim to have terminated the MSA. In September 2021, the court denied the motion to modify the preliminary injunction and granted, in part, the motion for direction, but only with respect to Kind’s request to pay litigation costs. The preliminary injunction remains in full effect, and the Company has filed a petition for civil contempt against the Kind parties for interfering with the Company’s management of Kind. The contempt petition is currently pending.

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

Contract Dispute

In September 2021, MD Global Partners LLC (“MDGP”) filed an action in the Supreme Court of the State of New York alleging breach of contract. This matter was settled in October 2021 as disclosed in Note 21 – Subsequent Events.

NOTE 21 – SUBSEQUENT EVENTS

Legal Settlement

In October 2021, the Company entered into a settlement agreement with and obtained a general release from MDGP whereby the Company paid $150,000 to resolve the action filed by MDGP as previously disclosed in Note 20 – Commitments and Contingencies.

Promissory Note Conversions

In October and November 2021, the Noteholder of the $3.2M Note converted $475,000 of principal in the aggregate into 1,357,143 shares of the Company’s common stock. Such conversions were effected in accordance with the terms of the note agreement, and therefore the Company was not required to record a gain or loss upon the conversions.

Equity Transactions

In October 2021, the Company granted its CEO, CFO, and COO options to purchase up to 5,000,000, 5,000,000, and 1,250,000 shares, respectively, of the Company’s common stock, at an exercise price of $0.90 per share, that vest over one year and expire in September 2026.

Also during this period, (i) options to purchase 40,000 shares of common stock were exercised at an exercise price of $0.14 per share, (ii) options to purchase 110,000 shares of common stock were forfeited, (iii) warrants to purchase 1,201,163 shares of common stock were forfeited, and (iv) 202,204 shares of common stock that were classified under Common Stock Subscribed But Not Issued on the balance sheet at September 30, 2021, as discussed in Note 14 – Stockholders’ Equity, were issued.

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

More recently, the Company made the strategic decision to transition from a consulting business to a direct owner and operator of cannabis licenses in high-growth states. Core to this transition is the acquisition and consolidation of the Company’s clients (the “Consolidation Plan”). Among several benefits, the Consolidation Plan would present a simpler, more transparent financial picture of the full breadth of the Company’s efforts, with a clearer representation of the revenues, earnings, and other financial metrics the Company has generated for its clients. The Company has played a key role in the successes of these entities, from the securing of their cannabis licenses, to the development of facilities that are models of excellence, to funding their operations, and to providing operational and corporate guidance. Accordingly, the Company believes it is well suited to own these facilities and manage the continuing growth of their operations.

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

The transition to a fully integrated MSO is part of a strategic growth plan (the “Strategic Growth Plan”) the Company is implementing to drive its revenues and profitability. The Strategic Growth Plan has four components: (i) complete the Consolidation Plan, (ii) increase revenues in existing states, by spending capital to increase the Company’s cultivation and production capacity, and develop additional assets within those states, (iii) expand the Company’s footprint in additional legal cannabis states through new applications and acquisitions of existing cannabis businesses, and (iv) optimize the Company’s brand portfolio and licensing revenue, by creating products that meet specific customer needs, and distributing these products in states where cannabis has been legalized.

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

The Company utilizes proprietary cannabis genetics to produce high-quality flowers and concentrates under the award-winning3 Nature’s Heritage™ brand, and cannabis-infused products under the brand names Kalm Fusion®, in the form of chewable tablets and drink powder mixes, and the award-winning1 Betty’s Eddies® brand of all natural fruit chews. Both cannabis-infused brands are top-selling products in Maryland and Massachusetts2 and the Company intends to continue to introduce additional product lines under these brands in the foreseeable future.

The Company also has exclusive alliances with prominent brands. The Company has partnered with renown ice cream maker Emack & Bolio’s® to create a line-up of cannabis-infused vegan and dairy ice cream. Additionally, the Company has secured distribution rights for the Binske® line of cannabis products crafted from premium artisan ingredients, the Healer™ line of medical full-spectrum cannabis tinctures, and the clinically-tested medicinal cannabis strains developed in Israel by global medical cannabis research pioneer Tikun Olam™.

[1]	LeafLink 2021 Best Selling Medical Product, LeafLink 2020 Industry Innovator, Explore Maryland Cannabis 2020 Edible of the Year, LeafLink 2019 Best Selling Medical Product.

[2]	Sources: BDSA 2021 and LeafLink Insights 2020.

[3]	LeafLink 2021 Fastest-Selling Concentrate.

Revenues

The Company’s revenues are primarily comprised of the following categories:

●	Product Sales – direct sales of cannabis and cannabis-infused products by the Company’s retail dispensaries and wholesale operations in Massachusetts and Illinois, and sales of hemp and hemp-infused products. An increase in product sales is expected from the Company’s planned cannabis-licensee acquisitions in Maryland, Nevada, and Delaware (upon this state’s amendment to permit for-profit ownership of cannabis entities).

●	Real Estate – rental income and additional rental fees generated from leasing of the Company’s state-of-the-art, regulatory-compliant cannabis facilities to its cannabis-licensed clients.

●	Management – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production, and dispensary operations. Along with this oversight, the Company provides human resources, regulatory, marketing, and other corporate services.

●	Supply Procurement – the Company maintains volume discounts with top national vendors of cultivation and production resources, supplies, and equipment, which the Company acquires and resells to its clients or third parties within the cannabis industry.

●	Licensing – royalties from the licensed distribution of the Company’s branded products including Kalm Fusion® and Betty’s Eddies®, and from sublicensing of contracted brands including Healer and Tikun Olam, to regulated dispensaries throughout the United States and Puerto Rico.

Expenses

The Company classifies its expenses into three general categories:

●	Cost of Revenues – the direct costs associated with the generation of the Company’s revenues.

●	Operating Expenses – comprised of the sub-categories of personnel, marketing and promotion, general and administrative, and bad debts.

●	Non-operating Income and Expenses – comprised of the sub-categories of interest expense, interest income, losses on obligations settled with equity, changes in the fair value of non-consolidated investments, and other non-operating gains and losses.

Liquidity and Capital Resources

The Company produced significant improvements to its liquidity in the reported periods:

●	Cash and cash equivalents increased 753% to approximately $25.6 million at September 30, 2021, from approximately $3.0 million at December 31, 2020.

●	Working capital increased to approximately $27.3 million at September 30, 2021 from a working capital deficit of approximately $2.2 million at December 31, 2020, a positive swing of approximately $29.5 million.

●	In the nine months ended September 30, 2021, the Company’s operating activities provided positive cash flow of approximately $28.2 million, compared to approximately $1.6 million in the same period in 2020, an increase of approximately $26.6 million.

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

Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2021 approximated $28.2 million, compared to approximately $1.6 million in the same period in 2020. The year-over-year improvement was primarily attributable to the increase in cannabis-derived profits generated by the acquired operations in Illinois and Massachusetts.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2021 approximated $13.7 million, compared to approximately $3.9 million in the same period in 2020. The increase was due to (i) development of the Company’s facilities in Milford, DE, Mt. Vernon, IL, Metropolis, IL, (ii) improvements to existing facilities in Massachusetts, Maryland, Illinois, and Delaware, and (iii) amounts paid to renew cannabis licenses, offset by proceeds from (x) notes receivable and (y) the MRSVP asset sale transaction.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2021 approximated $7.7 million, compared to approximately $3.8 million in the same period in 2020. The 2021 activities primarily consisted of the net proceeds of approximately $22.6 million from the aforementioned Hadron transaction and an additional mortgage from DuQuoin State Bank of $2.7 million, offset by the paydown of debt and obligations of approximately $17.4 million and distributions of approximately $301,000. The 2020 activities primarily consisted of debt financings of approximately $20.1 million, offset by paydowns of debt and obligations of approximately $16.0 million and distributions of approximately $229,000.

The remaining proceeds from the Hadron transaction will fund construction and upgrades of certain of the Company’s owned and managed facilities. The balance of the committed facility of up to an additional $23.0 million is intended to fund the Company’s specific targeted acquisitions that are contracted in 2021 and consummated by the end of 2022.

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Revenues in the three months ended September 30, 2021 approximated $33.2 million compared to approximately $13.5 million in the same period in 2020, an increase of approximately $19.7 million or 146.7%. The year-over-year increase was primarily due to the nearly three-fold growth of cannabis sales to approximately $30.1 million in the current period, compared to approximately $10.8 million from the same period a year ago. This growth was attributable to sales increases of approximately (i) $11.7 million generated by the Company’s retail operations in Illinois, where the Company opened an additional dispensary in late 2020 and another in May 2021, and (ii) $4.1 million generated by the Company’s retail operations in Massachusetts, which saw a nearly ten-fold increase in customer visits year-over-year, and (iii) $3.5 million generated by the Company’s wholesale operations in Massachusetts, which saw a three-fold increase in customers. The year-over-year increase in revenues was also the result of continued improvement in real estate rentals, management fees, and supply procurement revenue primarily from increased business with the Company’s clients in Delaware and Maryland.

Cost of revenues in the three months ended September 30, 2021 approximated $15.0 million compared to approximately $4.8 million in the same period in 2020, an increase of approximately $10.2 million. The year-over-year variance was primarily attributable to the higher level of revenues as these costs are largely variable in nature and fluctuate in step with revenues. As a percentage of revenues, these costs increased to 45.3% in the three months ended September 30, 2021 from 35.5% in the same period in 2020, primarily due to the change in the relative mix of revenue categories in each period. Specifically, in the three months ended September 30, 2021, (a) 90.6% of revenues were comprised of product sales, which historically have had corresponding cost of revenue of approximately 45.0% to 50.0%, and (b) 7.3% of revenues were comprised of real estate rentals and management fees, which have no corresponding cost of revenue. This compares to revenues in the same period in 2020 that were comprised of (x) 80.0% of product sales and (y) 14.2% of real estate rentals and management fees. While the cost rate is higher for product sales, the level of product sales the Company can potentially generate is several multiples higher than the level of real estate rentals and management fees the Company can generate, resulting in significantly higher potential gross profit dollars to be generated.

As a result of the foregoing, gross profit approximated $18.2 million, or 54.7% of revenues, in the three months ended September 30, 2021, from approximately $8.7 million, or 64.5% of revenues, in the same period in 2020.

Personnel expenses increased to approximately $1.5 million in the three months ended September 30, 2021 from approximately $1.4 million in the same period in 2020. The increase was primarily due to the hiring of additional staff to support (i) higher levels of revenue, and (ii) the Company’s expansion into a direct owner and operator of seed-to-sale cannabis businesses, offset by the reversal of an approximate $1.0 million accrual related to the Kidrin complaint which was settled in August 2021. As a percentage of revenues, personnel expenses decreased to 4.5% (7.6% excluding the accrual reversal) in the three months ended September 30, 2021 from 10.1% in the same period in 2020.

Marketing and promotion costs increased to approximately $563,000 in the three months ended September 30, 2021 from approximately $103,000 in the same period in 2020. The increase is primarily the result of increased spending on branding and design consulting, customer loyalty programs, social media, and local outdoor advertising. As a percentage of revenues, these costs increased to 1.7% in the three months ended September 30, 2021 compared with 0.8% in the same period in 2020.

General and administrative costs increased to approximately $9.5 million in the three months ended September 30, 2021 from approximately $2.9 million in the same period in 2020. This change is primarily due to increases of approximately (i) $6.2 million of non-cash equity compensation expense associated with option grants and warrant issuances, (ii) $407,000 of facility costs from additional properties in service in 2021, and (iii) $269,000 of credit card processing fees due to increased credit card sales at the Company’s cannabis dispensaries, offset by lower professional fees. As a percentage of revenues, these costs increased to 28.6% in the three months ended September 30, 2021 from 21.8% in the same period in 2020.

Bad debt expense approximated $36,000 in the three months ended September 30, 2021 compared to approximately $892,000 in the same period in 2020. The decrease is due to lower reserves required against trade accounts receivable. As a percentage of revenues, this expense decreased to 0.1% in the three months ended September 30, 2021 from 6.6% in the same period in 2020.

As a result of the foregoing, the Company generated operating income of approximately $6.6 million in the three months ended September 30, 2021 compared to approximately $3.4 million in the same period in 2020.

Net non-operating expenses decreased to approximately $487,000 in the three months ended September 30, 2021 from approximately $1.7 million in the same period in 2020. The decrease is primarily due to an approximate $1.6 million reduction of interest expense from lower levels of outstanding debt, offset by the gain on sale of the MRSVP investment of approximately $309,000.

As a result of the foregoing, the Company generated income before income taxes of approximately $6.1 million in the three months ended September 30, 2021, compared to approximately $1.7 million in the same period in 2020. After a tax provision of approximately $4.0 million in the three months ended September 30, 2021, net income approximated $2.1 million in the current period, compared to approximately $1.7 million in the prior period.

Nine months ended September 30, 2021 compared to nine months September 30, 2020

Revenues for the nine months ended September 30, 2021 approximated $90.4 million compared to approximately $30.5 million for the same period in 2020, an increase of approximately $59.9 million or 196.1%. The year-over-year increase was primarily attributable to the nearly four-fold growth of cannabis sales to approximately $79.8 million in the current period, compared to approximately $22.0 million from the same period a year ago. This growth was attributable to sales increases of approximately (i) $29.6 million generated by the Company’s retail operations in Illinois, where the Company opened an additional dispensary in late 2020 and another in May 2021, and also saw significant increases in sales of existing dispensaries in this state, (ii) $11.9 million generated by the Company’s retail operations in Massachusetts, which saw a 1,298.6% increase in customer visits, and (iii) $16.3 million generated by the Company’s wholesale operations in Massachusetts, which saw a year-over-year increase in customers of 245.5%. The year-over-year increase in revenues was also the result of continued improvement across all revenue categories, primarily from increased business with the Company’s clients in Delaware and Maryland.

Cost of revenues approximated $39.6 million for the nine months ended September 30, 2021 from approximately $10.8 million for the same period in 2020. The year-over-year variance was primarily attributable to the higher level of revenues as these costs are largely variable in nature and fluctuate in step with revenues. As a percentage of revenues, these costs increased to 43.8% in the nine months ended September 30, 2021 from 35.5% in the same period in 2020, primarily due to the change in the relative mix of revenue categories in each period. Specifically, in the nine months ended September 30, 2021, (a) 88.2% of revenues were comprised of product sales, which historically have had corresponding costs of revenue of approximately 45.0% to 50.0%, and (b) 8.8% of revenues were comprised of real estate rentals and management fees, which have no corresponding cost of revenue. This compares to revenues in the same period in 2020 that were comprised of (x) 72.0% of product sales and (y) 20.1% of real estate rentals and management fees. While the cost rate is higher for product sales, the level of product sales the Company can potentially generate is several multiples higher than the level of real estate rentals and management fees the Company can generate, resulting in significantly higher potential gross profit dollars to be generated.

As a result of the foregoing, gross profit approximated $50.8 million, or 56.2% of total revenues, for the nine months ended September 30, 2021 from approximately $19.7 million, or 64.5% of total revenues, for the same period a year ago.

Personnel expenses increased to approximately $5.3 million for the nine months ended September 30, 2021 from approximately $4.1 million for the same period a year ago. The increase was primarily due to the hiring of additional staff to support (i) higher levels of revenue, and (ii) the Company’s expansion into a direct owner and operator of seed-to-sale cannabis businesses, offset by the reversal of an approximate $1.0 million accrual related to the Kidrin complaint which was settled in August 2021. As a percentage of revenues, personnel expenses decreased to 5.8% (7.0% excluding the accrual reversal) in 2021 compared to 13.3% in 2020.

Marketing and promotion costs increased to approximately $1.1 million for the nine months ended September 30, 2021 from approximately $281,000 for the same period a year ago. The change is primarily the result of increased spending on branding and design consulting, customer loyalty programs, social media, and local outdoor advertising. As a percentage of revenues, these costs increased to 1.2% in 2021 from 0.9% in 2020.

General and administrative costs increased to approximately $16.9 million for the nine months ended September 30, 2021 from approximately $7.5 million for the same period a year ago. This change is primarily due to increases of approximately (i) $7.2 million in non-cash equity compensation expense associated with option grants and warrant issuances, (ii) $1.0 million in facility costs on additional properties in service in 2021, (iii) $896,000 of credit card processing fees due to a significant increase in credit card sales at the Company’s cannabis dispensaries, and (iv) $351,000 in depreciation and amortization expenses from higher property, equipment, and intangibles. As a percentage of revenues, general and administrative costs were 18.7% in 2021 compared with 24.6% in 2020, reflecting the more efficient utilization of the Company’s fixed overhead costs.

Bad debt expense increased to approximately $1.9 million in the nine months ended September 30, 2021 compared to approximately $1.3 million in the same period in 2020. The change is due to the increase of reserves recorded against aging trade accounts receivable. As a percentage of revenues, this expense decreased to 2.1% in the nine months ended September 30, 2021 from 4.4% in the same period in 2020.

As a result of the foregoing, the Company generated operating income of approximately $25.7 million for the nine months ended September 30, 2021, compared to approximately $6.5 million for the same period in 2020.

Net non-operating expenses decreased to approximately $2.6 million for the nine months ended September 30, 2021 compared to approximately $8.3 million for the same period in 2020. The year-over-year change is primarily due to an approximate $5.5 million reduction of interest expense from lower levels of outstanding debt, coupled with an approximate $506,000 decrease in the fair value of investments, offset by the gain on sale of the MRSVP investment of approximately $309,000.

As a result of the foregoing, the Company generated income before income taxes of approximately $23.0 million for the nine months ended September 30, 2021. For the same period a year ago, the Company incurred a loss before income taxes of approximately $1.8 million. After a tax provision of approximately $9.0 million in 2021, the Company generated net income of approximately $14.0 million for the nine months ended September 30, 2021 compared to a net loss of approximately $1.8 million for the same period in 2020, a positive swing of approximately $15.8 million.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles Net Income (Loss) to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)
Net income (loss)	$2,123,148	$1,695,826	$14,021,750	$(1,783,122)

Interest expense, net	274,230	1,886,494	1,981,053	7,459,936
Income taxes	4,009,111	-	9,026,016	-
Depreciation and amortization	708,893	574,317	2,017,500	1,648,510
EBITDA	7,115,382	4,156,637	27,046,319	7,325,324

Amortization of stock grants	228,003	5,364	233,368	16,094
Amortization of option grants	5,324,301	150,624	6,208,376	707,003
Amortization of stand-alone warrant issuances	-	2,179	55,786	2,179
Amortization of warrants issued with stock	-	-	654,681	-
Loss on equity issued to settle obligations	-	-	2,545	44,678
Equity in earnings of investments	-	(51,511)	-	(18,553)
Asset write-down	-	84,708	-	84,708
Legal settlement	(266,717)	-	(266,717)	-
Change in fair value of investments	522,106	(217,374)	937,390	704,172
Adjusted EBITDA	$12,923,075	$4,130,627	$34,871,748	$8,865,605

2021 and 2022 Plans

For the balance of 2021 and into 2022, the Company’s focus will be to continue to execute its Strategic Growth Plan. The Company’s priority activities will include the following:

1)	Continue to consolidate the cannabis businesses that the Company has developed and manages.

2)	Expand our revenue, assets, and footprint in the states in which the Company is operating.
- In Massachusetts, the Company intends to open two additional dispensaries and significantly expand the capacity and capability of its manufacturing facility.
- In Delaware, the Company is completing the development of an additional 60,000 square feet of cultivation and production in a new facility in Milford.
- In Maryland, the Company intends to expand its manufacturing facility by 40,000 square feet and open a dispensary in Annapolis.
-In Illinois, the Company intends to go vertical by acquiring one or more craft licenses and to potentially add up to six more dispensaries up to the statutory limit of ten.

3)	Expand into other legal states through M&A and filing new applications in states where new licensing opportunities arise.

4)	Expand revenues by producing and distributing our award-winning brands to qualified strategic partners or acquiring production and distribution licenses.

No assurances can be given that any of these plans will come to fruition or that if implemented will necessarily yield positive results.

Subsequent Events

Please refer to Note 21 – Subsequent Events of the Company’s financial statements included in this report for a discussion of material events that occurred after the balance sheet date.

The issuance of the shares of common stock described in Note 21 – Subsequent Events of the Company’s financial statements were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act. A legend restricting the sale, transfer, or other disposition of these securities other than in compliance with the Securities Act was placed on the securities issued in the foregoing transactions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the past several fiscal years, we implemented significant measures to remediate the previously disclosed ineffectiveness of our internal control over financial reporting, which included an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel, and the lack of a formalized and complete set of policy and procedure documentation evidencing our system of internal controls over financial reporting. The remediation measures consisted of the engagement of accounting consultants as needed to provide expertise on specific areas of the accounting guidance, the continued hiring of individuals with appropriate experience in internal controls over financial reporting, and the modification of our accounting processes and enhancement to our financial controls, including the testing of such controls.

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In July 2019, Mr. Kidrin, also a former director of the Company, filed a complaint in the Massachusetts Superior Court, which alleged the Company failed to pay all wages owed to him and breached his employment agreement. The Company moved to dismiss certain counts of the complaint and asserted counterclaims against Mr. Kidrin.

In August 2021, the parties entered into a settlement agreement and general release whereby, among other conditions, (i) Mr. Kidrin’s complaint was dismissed with prejudice, (ii) the Company issued to Mr. Kidrin five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share, (iii) the Company irrevocably transferred intangible assets relating to the online virtual worlds business the Company had conducted in early 2014, prior to its pivot into the legal cannabis industry (such assets had zero carrying value on the Company’s balance sheet), and (iv) each party released and discharged the other from all claims, losses, and liabilities.

In September 2021, MD Global Partners LLC (“MDGP”) filed an action in the Supreme Court of the State of New York alleging that the Company had breached an executed contract. In October 2021, the Company entered into a settlement agreement with and obtained a general release from MDGP whereby the Company paid $150,000 to resolve this matter.

Other than the above, there has been no material change to the status of the Company’s legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, the Company issued (i) 3,104,725 shares of common stock upon the conversion of approximately $1,087,000 of principal of promissory notes, (iii) 145,217 shares of common stock, with a fair value on grant date of approximately $133,000 in the aggregate, in connection with the grants of restricted stock to employees, (iv) 750,000 shares of common stock valued at $705,000 to purchase property and equipment, and (v) 409,308 shares of common stock to pay fees of approximately $375,000.

The issuance of the shares of common stock described above were deemed to be exempt from registration under the Securities Act in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act. A legend restricting the sale, transfer, or other disposition of these securities other than in compliance with the Securities Act was placed on the securities issued in the foregoing transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on March 9, 2017 (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.4	Series C Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 1, 2021 (p)

3.1.5	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 25, 2017, effective as of May 1, 2017 *

3.1.6	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on September 24, 2021 *

3.2	By-Laws – Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC (h)

4.1.3	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC (i)

4.2	Second Amended and Restated Promissory Note, dated June 24, 2020, in the principal amount of $8,811,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (j)

4.3	Common Stock Purchase Warrant, dated June 24, 2020, issued by MariMed Inc.to SYYM LLC (k)

4.4	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $5,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.5	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $3,000,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.6	Common Stock Purchase Warrant, dated September 30, 2020, issued by MariMed Inc.to Best Buds Funding, LLC. and/or its designees (m)

4.7	Amended and Restated Common Stock Purchase Warrant, dated March 18, 2021, issued by MariMed Inc. to Hadron Healthcare Master Fund (q)

4.8	Third Amended and Restated Promissory Note, dated April 1, 2021, in the principal amount of $3,211,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (r)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (o)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

10.7	Amended and Restated 2018 Stock Award and Incentive Plan (d)

10.7.1	Amendment to the Amended and Restated 2018 Stock Award and Incentive Plan, effective as of September 23, 2021 *

10.8	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea (e)

10.9	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (g)

10.10	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (h)

10.11	Amendment Agreement dated June 24, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (l)

10.12	Note Extension Agreement, effective as of September 30, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties (n)

10.13	Securities Purchase Agreement, dated March 1, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (p)

10.14	First Amendment to Securities Purchase Agreement, dated March 18, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (q)

10.15	Amendment Agreement dated April 1, 2021, between SYYM LLC, as noteholder and collateral agent, and MariMed, Inc. and MariMed Hemp, Inc., as co-borrowers (r)

10.16 ***	Employment Agreement between MariMed Inc. and Robert Fireman, dated July 9, 2021 (s)

10.17 ***	Employment Agreement between MariMed Inc. and Jon R. Levine, dated July 9, 2021 (s)

10.18 ***	Employment Agreement between MariMed Inc. and Timothy Shaw, dated July 9, 2021 (s)

10.19 ***	Form of the First Amendment to the Employment Agreement, effective as of September 22, 2021, between MariMed Inc. and each of Robert Fireman, Jon R. Levine, and Timothy Shaw *

10.20 ***	Form of Stock Option Agreement, dated July 9, 2021, with each of Robert Fireman, Jon R. Levine, and Timothy Shaw *

10.21 ***	Form of Stock Option Agreement, dated October 1, 2021, with each of Robert Fireman, Jon R. Levine, and Timothy Shaw (t)

10.22	Settlement Agreement and General Release, dated August 19, 2021, between MariMed Inc. and Thomas Kidrin *

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

*** This exhibit is a management contract or compensatory plan or arrangement.

(a)	Incorporated by reference to the same numbered exhibit of the Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c)	Incorporated by reference to the Current Report on Form 8-K filed on November 9, 2018.

(d)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on August 26, 2019.

(e)	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019.

(f)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2020.

(g)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2020.

(h)	Incorporated by reference to the Current Report on Form 8-K filed on February 27, 2020.

(i)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed on May 28, 2020.

(j)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 30, 2020.

(k)	Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 30, 2020.

(l)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 30, 2020.

(m)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on October 26, 2020.

(n)	Incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed on October 26, 2020.

(o)	Incorporated by reference to the same numbered exhibit of the Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 29, 2013.

(p)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on March 2, 2021.

(q)	Incorporated by reference to the same numbered exhibit of the Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 23, 2021.

(r)	Incorporated by reference to the exhibit of the Current Report on Form 8-K filed on March 23, 2021.

(s)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on July 9, 2021.

(t)	Same as Exhibit 10.20.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 15, 2021

MARIMED INC.

By:	/s/ Robert Fireman
Robert Fireman
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jon R. Levine
Jon R. Levine
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on March 9, 2017 (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.4	Series C Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 1, 2021 (p)

3.1.5	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 25, 2017, effective as of May 1, 2017 *

3.1.6	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on September 24, 2021 *

3.2	By-Laws – Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC (h)

4.1.3	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC (i)

4.2	Second Amended and Restated Promissory Note, dated June 24, 2020, in the principal amount of $8,811,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (j)

4.3	Common Stock Purchase Warrant, dated June 24, 2020, issued by MariMed Inc.to SYYM LLC (k)

4.4	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $5,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.5	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $3,000,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.6	Common Stock Purchase Warrant, dated September 30, 2020, issued by MariMed Inc.to Best Buds Funding, LLC. and/or its designees (m)

4.7	Amended and Restated Common Stock Purchase Warrant, dated March 18, 2021, issued by MariMed Inc. to Hadron Healthcare Master Fund (q)

4.8	Third Amended and Restated Promissory Note, dated April 1, 2021, in the principal amount of $3,211,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (r)

10.1	Employment Agreement dated as of August 30, 2012 between Worlds Online Inc. and Thomas Kidrin (o)

10.2	2011 Stock Option and Restricted Stock Award Plan (a)

10.3	Form of Convertible Debenture issued by the Company (c)

10.4	Form of Secured Convertible Debenture of GenCanna Global, Inc. (c)

10.5	Form of Securities Purchase Agreement between the Company and YA II PN, LTD. (c)

10.6	Amended and Restated Registration Rights Agreement dated as of November 5, 2018 between the Company and YA II PN, LTD. (c)

10.7	Amended and Restated 2018 Stock Award and Incentive Plan (d)

10.7.1	Amendment to the Amended and Restated 2018 Stock Award and Incentive Plan, effective as of September 23, 2021 *

10.8	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea (e)

10.9	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (g)

10.10	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (h)

10.11	Amendment Agreement dated June 24, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (l)

10.12	Note Extension Agreement, effective as of September 30, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties (n)

10.13	Securities Purchase Agreement, dated March 1, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (p)

10.14	First Amendment to Securities Purchase Agreement, dated March 18, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (q)

10.15	Amendment Agreement dated April 1, 2021, between SYYM LLC, as noteholder and collateral agent, and MariMed, Inc. and MariMed Hemp, Inc., as co-borrowers (r)

10.16 ***	Employment Agreement between MariMed Inc. and Robert Fireman, dated July 9, 2021 (s)

10.17 ***	Employment Agreement between MariMed Inc. and Jon R. Levine, dated July 9, 2021 (s)

10.18 ***	Employment Agreement between MariMed Inc. and Timothy Shaw, dated July 9, 2021 (s)

10.19 ***	Form of the First Amendment to the Employment Agreement, effective as of September 22, 2021, between MariMed Inc. and each of Robert Fireman, Jon R. Levine, and Timothy Shaw *

10.20 ***	Form of Stock Option Agreement, dated July 9, 2021, with each of Robert Fireman, Jon R. Levine, and Timothy Shaw *

10.21 ***	Form of Stock Option Agreement, dated October 1, 2021, with each of Robert Fireman, Jon R. Levine, and Timothy Shaw (t)

10.22	Settlement Agreement and General Release, dated August 19, 2021, between MariMed Inc. and Thomas Kidrin *

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

*** This exhibit is a management contract or compensatory plan or arrangement.

(a)	Incorporated by reference to the same numbered exhibit of the Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011.

(b)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

(c)	Incorporated by reference to the Current Report on Form 8-K filed on November 9, 2018.

(d)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019.

(e)	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019.

(f)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2020.

(g)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2020.

(h)	Incorporated by reference to the Current Report on Form 8-K filed on February 27, 2020.

(i)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed on May 28, 2020.

(j)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 30, 2020.

(k)	Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 30, 2020.

(l)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 30, 2020.

(m)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on October 26, 2020.

(n)	Incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed on October 26, 2020.

(o)	Incorporated by reference to the same numbered exhibit of the Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 29, 2013.

(p)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on March 2, 2021.

(q)	Incorporated by reference to the same numbered exhibit of the Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 23, 2021.

(r)	Incorporated by reference to the exhibit of the Current Report on Form 8-K filed on March 23, 2021.

(s)	Incorporated by reference to the same numbered exhibit of the Current Report on Form 8-K filed on July 9, 2021.

(t)	Same as Exhibit 10.20.

