Form 10-K
period 2021-12-31
MARIMED INC.
filed 2022-03-16
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☐ Large Accelerated Filer	☒ Accelerated Filer

☐ Non-Accelerated Filer	☒ Smaller reporting company

☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of June 30, 2021 of $0.94 per share, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $218.2 million.

At March 16, 2022, the issuer had outstanding 335,183,206 shares of Common Stock, par value $.001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties, and our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which the Company indicates by words or phrases such as “anticipate,” “expect,” “estimate,” “could,” “should,” “would,” “project,” “predict,” “intend,” “plan,” “will,” “believe,” and similar language, including those set forth in the discussion under “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-K. The Company bases its forward-looking statements on information currently available to it, and the Company believes that the assumption and expectations reflected in such forward-looking statements are reasonable, and it assumes no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

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

Over the last few years, the Company made the strategic decision to transition from a consulting business to a direct owner and operator of cannabis licenses in high-growth states. Core to this transition is the acquisition and consolidation of the Company’s clients (the “Consolidation Plan”). Among several benefits, the Consolidation Plan would present a simpler, more transparent financial picture of the full breadth of the Company’s efforts, with a clearer representation of the revenues, earnings, and other financial metrics the Company has generated for its clients. The Company has played a key role in the successes of these entities, from the securing of their cannabis licenses, to the development of facilities that are models of excellence, to funding their operations, and to providing operational and corporate guidance. Accordingly, the Company believes it is well suited to own these businesses and manage the continuing growth of their operations.

To date, the acquisition and consolidation of the Company’s client businesses in Massachusetts and Illinois have been completed. The acquisition of a client business in Maryland has been contracted, and the Company is awaiting approval by the Maryland Cannabis Control Commission, which is pending. Upon approval, this entity will be consolidated. The acquisitions of the remaining businesses located in Nevada and Delaware are at various stages of completion and subject to each state’s laws governing the ownership transfer of cannabis licenses and other closing conditions. Delaware will require a modification of current cannabis ownership laws to permit for-profit ownership, which is expected to occur when the state legalizes recreational adult-use cannabis. Until the law changes and the acquisition is approved, the Company continues to generate revenue from rental income, management fees, and licensing royalties.

The transition to a fully integrated muti-state cannabis operator (“MSO”) is part of a strategic growth plan (the “Strategic Growth Plan”) the Company is implementing to drive its revenues and profitability. The Strategic Growth Plan has four components: (i) complete the Consolidation Plan, (ii) increase revenues in existing states, by spending capital to increase the Company’s cultivation and production capacity, and develop additional assets within those states, (iii) expand the Company’s footprint in additional legal cannabis states through new applications and acquisitions of existing cannabis businesses, and (iv) optimize the Company’s brand portfolio and licensing revenue by expanding into additional states with legal cannabis programs.

The Company has created its own brands of cannabis flower, concentrates, and precision-dosed products utilizing proprietary strains and formulations. These products are developed by the Company in cooperation with state-licensed operators who meet the Company’s strict quality standards, including all natural—not artificial or synthetic—ingredients. The Company licenses its brands and product formulations only to certified manufacturing professionals who follow state cannabis laws and adhere to the Company’s precise scientific formulations and product recipes.

The Company markets its high-quality cannabis flowers and concentrates under the award-winning1 Nature’s Heritage brand; cannabis-infused chewable tables and powder drink mixes under the brand names Kalm Fusion and K Fusion; all natural fruit chews under the award-winning1 Betty’s Eddies brand; and brownies, cookies, and other social sweets under the Bubby’s Baked brand. The Company’s cannabis-infused brands have been top-selling products in Maryland and Massachusetts.2 The Company intends to introduce additional product lines under these brands in the foreseeable future.

The Company also has strategic alliances with prominent brands. The Company has partnered with renowned ice cream maker Emack & Bolio’s® to create a line-up of cannabis-infused vegan and dairy ice cream. Additionally, the Company has secured distribution rights for the Binske® line of cannabis products crafted from premium artisan ingredients, the Healer line of medical full-spectrum cannabis tinctures, and the clinically-tested medicinal cannabis strains developed in Israel by global medical cannabis research pioneer Tikun Olam.

The Company’s operations have improved significantly over the past year as reflected in the following financial highlights:

●	Revenues increased 139% to approximately $121.5 million in 2021 from $50.9 million in 2020;
●	Adjusted EBITDA[3] increased 144% to approximately $43.1 million in 2021 compared to $17.7 million in 2020;
●	Total assets increased to approximately $123.2 million in 2021 from $76.4 million in 2020; and
●	Cash and cash equivalents increased to approximately $29.7 million in 2021 from $3.0 million in 2020.

1 Awards won by the Company’s Betty’s Eddies brand include LeafLink 2021 Best Selling Medical Product, Reddit Sparkie 2021 Best Edible, Respect My Region 2021 Hottest Edible, LeafLink 2020 Industry Innovator, and Explore Maryland Cannabis 2020 Edible of the Year. Awards won by the Company’s Nature’s Heritage brand include the Cultivators Cup 2021 Silver Medal and the High Times Cannabis Cup 2021 Bronze Medal.

2 Source: LeafLink Insights 2020.

3 Adjusted EBITDA is a non-GAAP financial measurement that is defined in Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

(2)

The Company’s strengths can be summarized as follows:

Professional Management

The Company’s management is one of the most experienced and long-tenured in the cannabis industry. It has had considerable success creating and growing business in the industry by successfully applying for cannabis licenses on behalf of its clients, overseeing the development of such clients’ cannabis operations and security plans, sourcing real estate for cannabis facilities in receptive municipalities, raising capital to purchase and develop facilities, and adhering operations to regulations established by individual state governments, including all environmental and social governance requirements. The knowledge and experience of the Company’s management provides a solid platform for the Company’s direct ownership through consolidation of the organic businesses it developed and for expansion to other opportunities in other cannabis-legal states.

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

As part of its education initiative, the Company intends to assemble a Scientific Advisory Board (the “SAB”) that will include knowledgeable medical practitioners and researchers focused on the scientific application of cannabis for health and wellness. The SAB’s goals will include the development of strategies to address the most widespread and debilitating medical and dietary conditions through the utilization of cannabis- and hemp-based therapies.

(3)

Consolidation Plan

The Company’s Consolidation Plan consists of the strategic decision to acquire and consolidate client cannabis businesses it developed, and in some instances managed and advised, in Massachusetts, Illinois, Maryland, Nevada, and Delaware. When completed, the businesses that are acquired and consolidated will be reported in the Company’s financial statements. The following is a summary of the Company’s progress towards its Consolidation Plan.

Massachusetts

In December 2018, the Massachusetts Cannabis Control Commission (the “MCCC”) approved the conversion of ARL Healthcare Inc. (“ARL”), the Company’s cannabis-licensed client, from a non-profit entity to a for-profit corporation and the transfer of ownership to the Company. ARL holds cannabis licenses for cultivation, production and dispensing.

The Company operates (i) a 10,000 square foot dispensary, developed within its 22,700 square foot property in Middleboro that received approval from the MCCC to commence operations in December 2019, and (ii) a 70,000 square foot cultivation and production facility, developed within its 138,000 square foot property in New Bedford that received approval from the MCCC to commence operations in January 2020. The Company intends to expand the cultivation and production facility throughout the balance of the property in 2023.

The Company entered into an agreement to acquire a second dispensary in Beverly in early 2022, and expects to complete the buildout and commence operations, subject to approval by the MCCC, by the summer of 2022.

Illinois

In October 2019, the Illinois Department of Financial & Professional Regulation approved the Company’s acquisition of KPG of Anna LLC and KPG of Harrisburg LLC, the Company’s two cannabis-licensed clients that operate Company-built and -owned medical cannabis dispensaries in the state of Illinois (both entities collectively, the “KPGs”). As part of this transaction, the Company also acquired the selling parties’ interests in Mari Holdings IL LLC (“Mari-IL”), the Company’s subsidiary which owns the real estate in which the KPGs’ dispensaries are located.

Effective October 1, 2019, 100% of the operations of these entities have been consolidated into the Company’s financial statements. Additionally, on January 1, 2020, the state of Illinois legalized recreational adult-use cannabis, allowing the Company to operate both medical and recreational adult-use programs in the Anna and Harrisburg dispensaries. A third recreational dispensary was opened in this state in Mt. Vernon in September 2020, and a fourth recreational dispensary was opened in Metropolis in May 2021.

Maryland

In 2016, the Company and the members of Kind Therapeutics USA Inc., the Company’s client in Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis (“Kind”), agreed to a partnership/joint venture whereby Kind would be owned 70% by the Company and 30% by the members of Kind, subject to approval by the Maryland Medical Cannabis Commission (“MMCC”). In reliance thereon, the Company purchased, designed, and developed a 180,000 square foot cultivation and production facility in Hagerstown, MD for occupancy and use by Kind, which became operational in late 2017, and the Company further agreed to manage and finance all aspects of Kind’s cannabis business, as Kind had no background or experience in the industry.

In 2018, prior to finalizing the documents confirming the partnership/joint venture, the Company and the members of Kind negotiated and entered into a memorandum of understanding (“MOU”) for the Company to acquire 100% of the membership interests of Kind. Also at that time, the parties entered into a management services agreement for the Company to provide Kind with comprehensive management services in connection with the business and operations of Kind, and a 20-year lease agreement for Kind’s utilization of the Company’s Hagerstown facility. Additionally, in 2019, the Company purchased a 9,000 square foot building in Anne Arundel County which is to be developed into a dispensary to be leased to Kind.

In 2019, the members of Kind sought to renegotiate the terms of the MOU and subsequently sought to renege on both the original partnership/joint venture and the MOU. The Company engaged with the members of Kind in good faith in an attempt to reach updated terms acceptable to both parties, however the members of Kind failed to reciprocate in good faith, resulting in an impasse. Incrementally, both parties through counsel further sought to resolve the impasse, however such initiative resulted in both parties commencing legal proceedings.

In December 2021, the Company entered into a membership interest purchase agreement with the members of Kind to acquire 100% of the equity ownership of Kind in exchange for $13,500,000 payable in cash (subject to adjustment) and $6,500,000 payable by the issuance of four-year 6.0% promissory notes to the members of Kind. The notes shall be secured by a first priority lien on the Company’s property in Hagerstown, MD. Upon execution of the membership interest purchase agreement, the Company deposited, in escrow, the sum of $5,000,000 as a contract down-payment.

Simultaneously, the Company entered into a membership interest purchase agreement with one of the members of Kind to acquire such member’s entire equity ownership interest in (i) Mari Holdings MD LLC (“Mari-MD”), the Company’s majority owned subsidiary that owns production and retail cannabis facilities in Hagerstown, MD and Annapolis, MD, and (ii) Mia Development LLC (“Mia”), the Company’s majority owned subsidiary that owns production and retail cannabis facilities in Wilmington, DE. The purchase price for the interests in Mari-MD and Mia is $2,000,000 in the aggregate, payable in cash. Giving effect to the purchase of these interests, the Company will own approximately 99.7% and 94.3%, respectively, of Mari-MD and Mia.

The closings under the foregoing agreements are subject to the fulfilment of closing conditions including, but not limited to, approval by the MMCC, which is pending. There is no assurance that the approval of the MMCC will be obtained or that the further closing conditions will be met. Simultaneous with the closing of the transactions contemplated by the foregoing agreements, the aforementioned litigation between the parties will be dismissed. For further information, see Part I, Item 3. Legal Proceedings in this report.

Nevada

In 2019, the Company entered into a purchase agreement to acquire 100% of the ownership interests of The Harvest Foundation LLC (“Harvest”), its cannabis-licensed client. Harvest holds both medical and adult-use cannabis cultivation licenses, and operates in a 10,000 square foot cannabis cultivation facility developed with the Company. Upon the approval of the transaction by the state authority, and the fulfillment of other closing conditions, the ownership of Harvest will be transferred to the Company, and the operations of Harvest will begin to be consolidated into the Company’s financial statements. There is no assurance that the closing conditions to the Company’s acquisition of Harvest, including approval by the state authority, will be achieved or that the acquisition will be consummated

Delaware

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

The Delaware medical program has grown to over 10,000 licensed medical patients. FSCC, under the Company’s management, is currently operating two of the six cannabis licenses in the state. The additional cultivation and production facility in Milford will bring a much-needed supply of product to a state where demand continues to outpace supply.

The state is expected to allow “for-profit” ownership of cannabis licenses when the state legalizes recreational adult-use cannabis, at which time the Company will seek to acquire FSCC and obtain ownership of the licenses and operations, subject to state approval.

Rhode Island

Rhode Island currently has a medical cannabis program where license holders must be not-for-profit entities. Previous discussions held by the Company to potentially acquire a licensed cannabis asset are currently suspended.

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

The following is a summary of the Company’s history over the past three calendar years:

In June 2019, the Company acquired a 70% ownership interest of MediTaurus LLC, a company established by Jokubas Ziburkas PhD, a neuroscientist and leading authority on hemp-based CBD and the endocannabinoid system. MediTaurus operates in the United States and Europe and has developed proprietary CBD formulations sold under its Florance™ brand. In September 2021, the Company acquired the remaining 30% ownership interest of MediTaurus.

In October 2019, the Company closed on the purchase of a 9,000 square foot building in Annapolis, MD which it is developing into a medical cannabis dispensary that the Company expects to be completed by June 2022.

In October 2019, the Illinois Department of Financial and Professional Regulation approved the Company’s acquisition of the KPGs and Mari-IL, and as of such date, the KPGs and Mari-IL became wholly-owned subsidiaries of the Company.

In January 2020, the Illinois legalized adult-use cannabis, which was added to the Company’s two existing cannabis licenses, thereby increasing the Company’s operations in Illinois to service both medical and recreational cannabis consumers.

In February 2020, the Company purchased a 4,800 square foot stand-alone retail building in Mt Vernon, IL which it developed into a state-approved adult-use cannabis dispensary that opened in September 2020.

In July 2020, the Company refinanced a mortgage secured by its properties in Massachusetts generating proceeds of $13.0 million that were used to pay down the initial mortgage and short-term promissory notes.

In February 2021, the Company entered into a five-year lease agreement for a 12,000 square foot premises located in Wilmington, DE which the Company developed into a cannabis production facility with offices, and subleases to its cannabis-licensed client in this state.

In March 2021, the Company entered into a securities purchase agreement with Hadron Healthcare Master Fund with respect to a financing facility of up to $46.0 million in exchange for newly-designated Series C convertible preferred stock of the Company and warrants to purchase the Company’s common stock. The initial proceeds of $23.0 million from the facility were used to pay down debt, and is being used to upgrade certain of the Company’s owned and managed facilities. A portion of the balance of the facility is available to fund the Kind acquisition, provided such acquisition is consummated, including obtaining the necessary regulatory approvals, no later than the end of 2022.

In May 2021, the Company opened its fourth adult-use dispensary in Illinois in the city of Metropolis. The Company had been renting this 14,000 square foot premises since January 2021, which it developed into a state-approved cannabis dispensary in early 2021. In July 2021 the Company purchased the premises.

In August 2021, the Company entered into a manufacturing and royalty agreement with renown ice cream brand Emack & Bolio’s® whereby the companies will collaborate to create a line-up of cannabis-infused vegan and dairy ice cream containing the Company’s full spectrum of natural cannabinoids and terpenes. This new category of cannabis products is expected to debut in Massachusetts during 2022, followed by launches in other cannabis-legal markets.

In November 2021, in order to quality for applying to a cannabis dispensary license lottery in Ohio, the Company entered into short-term lease agreements for six retail properties in this state, each property between 4,000 and 6,000 square feet and with a lease term of eleven months. Should the Company be awarded one or more cannabis licenses, it can extend the term of one or more of the lease agreements to ten years (with options to further extend), and develop the premises of such extended leases into cannabis dispensaries. In early 2022, the Company was notified that it was awarded a license, and is awaiting the final verification process to be completed by the state.

In November 2021, the Company entered into an asset purchase agreement to acquire the cannabis license, property lease, and other assets and rights of, and to assume the liabilities and operating obligations associated with a cannabis dispensary that is currently operating in Beverly, MA. The purchase is contingent upon the approval of the Massachusetts Cannabis Control Commission, which is expected by the summer of 2022. Concurrent with the execution of this agreement, the parties entered into a consulting agreement pursuant to which the Company shall provide certain oversight services related to the development, staffing, and operation of the business in exchange for a monthly fee.

In December 2021, the Company entered into a membership interest purchase agreement to acquire 100% of the equity ownership of Kind, the Company’s cannabis-licensed client that holds licenses for the cultivation, production and dispensing of medical cannabis in Maryland. The Company is currently waiting for approval of this acquisition from the MMCC, which is pending. Upon approval, the acquisition of Kind will be consummated, Kind’s financial results will begin to be consolidated into the Company’s financial statements, and the pending litigation between the parties will be dismissed.

Simultaneous with the Kind membership interest purchase agreement, the Company entered into an agreement to acquire a former owner of Kind’s equity ownership interests in (i) Mari Holdings MD LLC (“Mari-MD”), the Company’s majority owned subsidiary that owns production and retail cannabis facilities in Hagerstown, MD and Annapolis, MD, and (ii) Mia Development LLC (“Mia”), the Company’s majority owned subsidiary that owns production and retail cannabis facilities in Wilmington, DE. The acquisition of these interests will be consummated simultaneous with the closing of the Kind acquisition. Giving effect to the purchase of these interests, the Company will own approximately 99.7% and 94.3%, respectively, of Mari-MD and Mia.

Recent Developments

In January 2022, the Company entered into a stock purchase agreement to acquire 100% of the ownership interests of Green Growth Group Inc., an entity that has been awarded a craft grow cannabis license issued by the Illinois Department of Agriculture (“IDA”) for cultivation, production, and transporting of cannabis and cannabis-infused products in Illinois. The purchase price of $3,400,000 shall be comprised of $1,900,000 in cash and shares of the Company’s common stock valued at $1,500,000. The acquisition is conditioned upon the approval by the IDA, among other closing conditions, which is expected to occur by July 2022.

Also in January 2022, the Company entered into an agreement to purchase a 30-acre parcel of land located in Mt. Vernon, IL containing a 33,000 square foot manufacturing facility and a 13,000 square foot storage warehouse, in exchange for $1,495,000 in cash. Upon execution of the agreement, the Company provided a deposit of $100,000 to the seller. The transaction is expected to close in the second quarter of 2022, after the Company has performed a complete inspection and feasibility review. If such review determines that the premises will not satisfy the Company’s requirements, the Company shall have the right to terminate the agreement with no other obligation other than the loss of the deposit.

In February 2022, the Company was notified that it was awarded a cannabis dispensary license from the state of Ohio, and is awaiting the final verification process to be completed by the state.

(5)

Competition

The Company’s goal is to become a fully integrated MSO of seed-to-sale cannabis operations. The Company is different than some of the other MSOs in that it has organically developed its client businesses from the bottom up, built its own brands and branded products, and has retained its core management team from inception. Other MSOs have raised significantly more capital, including on the Canadian Securities Exchange, and acquired assets in more states than the Company has to date.

Additionally, while the Company has a comprehensive suite of products and services for the cannabis industry, it faces competition from companies of varying sizes and geographic reach, who produce and sell similar products. Some of these companies provide a subset of the Company’s product and service offerings, while others are able to provide an equivalent level of the products and services offered by the Company. The Company, using its best practices and operational expertise, is able to produce cannabis products at one of the lowest cost structures in the industry which enables the Company to remain competitive in its markets. That said, the Company’s sales could be reduced significantly if its competitors develop and market products that are more effective, more convenient, or are less expensive than its products.

Going forward, as cannabis products become more mainstream and have greater acceptance, it is likely that larger and more established companies, with greater available resources including name recognition and national distribution networks, will enter the field. However, the Company believes that there are many barriers to entry and that to duplicate its licenses, know how, and facilities would take years at a great expense. At the same time, the Company believes the emerging cannabis industry is growing at such a pace that there are more opportunities available than current cannabis businesses can support. The Company is upgrading its marketing efforts to expand branding and distribution, as well as database marketing, home delivery, and business tactics developed by more conventional industries that will be important to the cannabis industry as it becomes more mainstream.

(6)

Intellectual Property

The Company owns registered trademarks for Betty’s Eddies, Kalm Fusion, and Nature’s Heritage, and has filed to register the Bubby’s Baked and Vibations trademarks.

The Company’s proprietary processing, and manufacturing techniques and technologies, while not patented, are kept strictly confidential. The Company enters into and enforces confidentiality agreements with key employees and consultants to protect its IP and general know-how.

Employees

As of December 31, 2021, the Company had a total of 326 employees, of which 260 were full-time.

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

Risks Related to the Company’s Operations

The Company’s business, operations, financial condition, and liquidity have been and may continue to be affected by the outbreak of COVID-19.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The spread of COVID-19 in the United States and the measures to contain it—including business shutdowns, indoor capacity restrictions, social distancing, and diminished travel—have negatively impacted the economy and created significant volatility and disruption in financial markets. Business shutdowns in certain states in response to stay-at-home orders and related measures had temporarily eliminated access to the Company’s dispensaries by certain customers, principally non-medical use customers, impacting sales during this restricted period. Further, the volatility in the financial markets and investor uncertainty has delayed the implementation of the Company’s Consolidation Plan. As a result, the Company’s business, operations, financial condition, and liquidity have been and may continue to be impacted. Further, the disruption to the global economy and to the Company’s business, along with the decline in its stock price, may also negatively impact the future carrying values of certain assets, including inventories, accounts receivables, intangibles, and goodwill.

Cannabis remains illegal under federal law.

Cannabis remains illegal under federal law. It is a Schedule I controlled substance. Even in those jurisdictions in which the use of medical cannabis has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of cannabis trumps state laws that legalize its use for even medicinal purposes. At present the states are standing tall against the federal government, maintaining existing laws and passing new ones in this area. States continue to exert this freedom, with more states considering legalization. However, the Company continually faces election cycles, and a new administration or the United States Congress could introduce a less favorable policy. A change in the federal attitude towards enforcement could cripple the industry. There is currently broad support for changes in the federal law for improved banking, investing, and the potential legalization of cannabis. However, there is no certainty what will get changed or when. The medical and recreational cannabis industries are the Company’s primary markets, and if these industries were to be unable to operate, the Company would lose its potential clients and licenses, which would have a significantly negative impact on the Company’s business, operations, and financial condition.

Future growth is dependent on additional states legalizing cannabis.

Continued development of the cannabis market is dependent upon continued legislative authorization of cannabis at the state level for medical and adult recreational use. Any number of factors could slow or halt the progress. Further, progress, while encouraging, is not assured and the process normally encounters set-backs before achieving success. While there may be ample public support for legislative proposal, key support must be created in the legislative committee, or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of cannabis for medical and/or recreational purposes, which would limit the market for the Company’s products and negatively impact its ability to grow into other states.

The Company’s consolidation plan and growth strategy is subject to regulatory hurdles.

The Company’s strategy to expand its footprint into additional legal cannabis states through new applications and acquisitions of existing cannabis businesses is subject, in each respective jurisdiction, to the approval of a new license application or license transfer application. Such approvals are subject to numerous delays and uncertainties based upon administrative and legislative changes in what are typically, in light of the recent cannabis legalization status in most jurisdictions, new and untested rules and regulations. There is little interpretative guidance on how states will apply their respective licensing regulations and limited control over when an application will be acted upon. As a result, there is no assurance that the Company’s expansion plan will not be frustrated by regulatory delays, and no assurance that any license application or transfer application will be approved.

(7)

It will be difficult to evaluate the Company based on its past performance because it is transitioning its business into that of an owner of cannabis licenses and operator of cannabis operations.

The Company has been actively engaged in the cannabis industry as an MSO for a relatively short period of time and, accordingly, has only limited financial results on which it can be evaluated. In addition, the components of the Company’s revenue and costs are changing as it continues to move away from a fee-based-only business to a multi-state seed-to-sale operation. The Company is subject to, and must be successful in addressing, the risks typically encountered by companies operating in the rapidly evolving cannabis marketplace, including those risks relating to:

●	the failure to develop brand name recognition and reputation;

●	the failure to achieve market acceptance of the Company’s services;

●	a slowdown in general consumer acceptance of legalized cannabis; and

●	an inability to grow and adapt the Company’s business to evolving consumer demand.

The medical cannabis industry faces strong opposition from traditional medicines.

It is believed by many that existing, entrenched, well-funded, businesses may have a strong economic opposition to the medical cannabis industry as currently formed. For example, the Company believes that the pharmaceutical industry does not want to cede control of any compound that could become a strong selling drug. Specifically, medical cannabis will likely adversely impact the existing market for Marinol, the current “cannabis pill” sold by mainstream pharmaceutical companies. Further, the medical cannabis industry could face a material threat from the pharmaceutical industry should cannabis displace other drugs or simply encroach upon the pharmaceutical industry’s market share for compounds such as cannabis and its component parts. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical cannabis movement. Any inroads the pharmaceutical industry makes in halting or rolling back the medical cannabis movement could have a detrimental impact on the market for the Company’s products and thus on its business, operations and financial condition.

The Company’s clients may have difficulty accessing the service of banks, which may make it difficult for such clients to purchase the Company’s products and services.

As discussed above, the use of cannabis is illegal under federal law. Therefore, there are banks that will not accept for deposit funds from sale of cannabis and may choose not to do business with the Company’s clients. While there is pending legislation in the United States Senate that will allow banks to transact business with state-authorized medical cannabis businesses, there can be no assurance his legislation will be successful, that banks will decide to do business with medical cannabis retailers, or that in the absence of legislation state and federal banking regulators will not create issues on banks handling funds generated from an activity that is illegal under federal law. Notwithstanding, the Company has been able to secure state-chartered banks that are in compliance with federal law and provide certain banking services to companies in the cannabis industry. The inability of potential clients in the Company’s target market to open accounts and otherwise use the service of banks may make it difficult for them to purchase the Company’s products and services.

The Company may not be able to economically comply with any new government regulation that may be adopted with respect to the cannabis industry.

New legislation or regulation, or the application of existing laws and regulations to the medical and consumer cannabis industries could add additional costs and risks to doing business. the Company is subject to regulations applicable to businesses generally and laws or regulations directly applicable to communications over the Internet and access to e-commerce. Although there are currently few laws and regulations regulating the cannabis products, it is reasonable to assume that as cannabis use becomes more mainstream that the FDA and or other federal, state and local governmental agencies will impose regulations covering the cultivation, purity, privacy, quality control, security and many other aspects of the industry, all of which will likely raise the cost of compliance thereby reducing profits or even making it more difficult to continue operations, either of which scenarios, if they occur, could have a negative impact on the Company’s business and operations.

The Company’s relatively small size and limited resources may restrict its ability to manage any growth it may experience.

Growth of the Company’s business may place a significant strain on its management systems and resources and may require the Company to implement new operating and financial systems, procedures and controls. the Company’s failure to manage its growth and expansion could adversely affect its business, results of operations and financial condition. Failure to implement new systems effectively or within a reasonable period of time could adversely affect the Company’s business, results of operations and financial condition. The Company is constantly looking to add additional qualified talent to the management team to support its growth, but there is no assurance it will be successful in identifying and/or hiring such people.

The market may not readily accept the Company’s products.

Demand and market acceptance for the Company’s licensed branded new cannabis-infused products are subject to a high level of uncertainty. The successful introduction of any new product requires a focused, efficient strategy to create awareness of and desire for the products. For example, in order to achieve market acceptance for the Company’s cannabis products it will need to gain market and patient acceptance. Despite management’s efforts to gather data before introducing new products as a means to minimize the risk of product non-acceptance, no assurance can be given that the Company’s efforts will be successful.

The Company’s marketing strategy may be unsuccessful and is subject to change as a result of a number of factors, including changes in market conditions (including the emergence of new market segments which in the Company’s judgment can be readily exploited through the use of its technology), the nature of possible license and distribution arrangements and strategic alliances which may become available to us in the future and general economic, regulatory and competitive factors. There can be no assurance that the Company’s strategy will result in successful product commercialization or that its efforts will result in initial or continued market acceptance for its proposed products.

(8)

If the Company is unable to protect its intellectual property rights, competitors may be able to use the Company’s technology or trademarks, which could weaken its competitive position.

The Company relies on a combination of copyright, trademark, and trade secret laws and restrictions on disclosure to protect its intellectual property rights. The Company enters into confidentiality or license agreements with its employees, consultants and customers, and controls access to and distribution of its products, and other proprietary information. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use its products.

If the Company loses its key employees or fails to hire and retain other talented employees when necessary, its operations could be harmed.

The success of the Company’s business is currently dependent, in large part, on the personal efforts of Messrs. Robert Fireman, Jon R. Levine, and Timothy Shaw, the Company’s chief executive officer, chief financial officer, and chief operating officer, respectively. The loss of their services could have a material adverse effect on the Company’s business. The success of the Company’s business is currently dependent, in large part, upon its ability to hire and retain additional qualified management, marketing, technical, financial, and other personnel if and when its growth so requires. Competition for qualified personnel is intense and the Company may not be able to hire or retain such additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on the Company’s ability to grow its business and operations.

The Company faces competition from entities with greater resources.

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

The introduction of a recreational model for cannabis production and distribution may impact the medical cannabis market. The impact of this potential development may be negative for the Company, and could result in increased levels of competition in its existing medical market and/or the entry of new competitors in the overall cannabis market in which the Company operates.

A change in federal laws regarding the classification of cannabis as a controlled substance, interstate cannabis commerce, banking for entities in the cannabis industry, or other related regulations may have a significant impact on the Company’s business.

Results of clinical research, if unfavorable, could have a negative impact on the industries in which the Company operates and consequently on its business model.

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

The Company faces the prospect of claims of product liability if anyone is harmed by its products.

The Company’s products will be produced for sale directly to end consumers, and therefore there is an inherent risk of exposure to product liability claims, regulatory action and litigation if the products are alleged to have caused loss or injury. In addition, the production and sale of the Company’s products involves the risk of injury to end users due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human or animal consumption of the Company’s products alone or in combination with other medications or substances could occur. The Company may be subject to various product liability claims, including, among others, that its products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. While the Company has product liability insurance coverage in place and works with third party providers to ensure they do as well, a product liability claim or regulatory action against the Company could exceed the Company’s insurance coverage, and could adversely affect the Company’s reputation and have a material adverse effect on its business and operational results.

The Company is subject to compliance with environmental regulations which can be onerous and costly.

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

(9)

The Company is subject to potential risks related to, and arising from, acquiring companies.

The Company is in the process of acquiring several companies and intends to acquire other companies in the future. There are risks inherent in any such acquisition. Specifically, there could be unknown or undisclosed risks or liabilities of such companies for which the Company is not sufficiently indemnified. Any such unknown or undisclosed risks or liabilities could materially and adversely affect the Company’s financial performance and results of operations. The Company could encounter additional transaction and integration related costs or other factors such as the failure to realize all of the benefits from such acquisitions. All of these factors could cause dilution to the Company’s earnings per share or decrease or delay the anticipated accretive effect of the acquisition and cause a decrease in the market price of the Company’s securities. The Company may not be able to successfully integrate and combine the operations, personnel and technology infrastructure of any such acquired company with its existing operations. If integration is not managed successfully by the Company’s management, the Company may experience interruptions in its business activities, deterioration in its employee and customer relationships, increased costs of integration and harm to its reputation, all of which could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company may experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration of any such acquired companies may also impose substantial demands on the Company’s management. There is no assurance that these acquisitions will be successfully integrated in a timely or cost-efficient manner, or at all.

In the event the Company is sued for any reason, it would face potential cost and interference with its business operations.

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

(10)

Risks Related to the Company’s Common Stock

Possible issuances of the Company’s capital stock would cause dilution to its existing shareholders.

The Company currently has approximately 335.2 million shares of common stock outstanding and it is authorized to issue up to 700 million shares. Therefore, the Company will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event the Company elects to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of the Company. In addition, the Company currently has outstanding approximately 4.9 million shares of Series B preferred stock (which convert on a one-for-one basis into shares of common stock) and approximately 6.2 million shares of Series C preferred stock (which convert on a five-for-one basis into shares of common stock). The Company’s board of directors is authorized to issue up to a total of 50 million shares of preferred stock (including the previously issued shares) with terms it designates without any further shareholder approval.

The exercise or conversion of outstanding warrants and options into common stock will dilute the percentage ownership of the Company’s other shareholders. The sale of such common stock or other common stock in the open market could adversely affect the market price of the Company’s common stock.

As of December 31, 2021, there were potentially dilutive securities convertible into shares of common stock comprised of stock options, convertible into 39,821,671 shares, warrants, convertible into 26,351,571 shares, Series B preferred stock, convertible into 4,908,333 shares, Series C preferred stock, convertible into 31,081,080, and promissory notes, convertible into 1,142,857 shares. More convertible securities will likely be granted in the future to the Company’s officers, directors, employees or consultants and as part of future financings. The exercise of outstanding stock options and warrants and conversion of notes and debentures will dilute the percentage ownership of the Company’s other shareholders. Sales, or the expectation of sales, of a substantial number of shares of the Company’s common stock in the private or public markets could adversely affect the prevailing market price of the Company’s common stock.

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

(11)

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

(12)

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company currently owns and leases the following properties throughout the United States.

Wilmington, Delaware

The Company owns a 45,070 square foot facility on 2.25 acres within a fenced-in business park which it purchased in September 2016 and developed into a cannabis cultivation, processing, and dispensary facility. The property is secured under a mortgage with the Bank of New England that matures in 2031. The facility is leased to the Company’s Delaware cannabis-licensed client under a 20-year lease expiring in 2035.

Lewes, Delaware

The Company leases 4,000 square feet of retail space in a multi-use building. This lease commenced in October 2016 and in 2021 the term was extended through April 2027. The Company built out the space into a cannabis dispensary which is subleased under a coterminous sublease to its Delaware cannabis-licensed client.

Milford, Delaware

The Company leases a 100,000 square foot warehouse which it developed into a 60,000 square foot cultivation facility, with plans to develop the remaining square footage into a processing facility. The lease term expires in March 2030, with an option to extend the term for three additional five-year periods. Construction of the processing facility was completed in February 2022. The entire premises is subleased under a coterminous sublease to the Company’s Delaware cannabis-licensed client.

Anna, Illinois

The Company owns and operates a 3,400 square foot free-standing cannabis dispensary that is secured under a mortgage with DuQuoin State Bank maturing in 2020, provided it is not annually renewed by the bank, which the bank has done every year of this mortgage (the “DSQ Mortgage”).

Harrisburg, Illinois

The Company owns and operates a 3,400 free-standing cannabis dispensary, also secured under the DSQ Mortgage.

Mt. Vernon, Illinois

The Company owns and operates a 4,800 square foot free-standing cannabis dispensary that is secured under a mortgage with South Porte Bank that matures in June 2022.

Metropolis, Illinois

In late 2020, the Company entered into a lease agreement for a 14,000 square foot free-standing retail building. The Company developed the premises into a state-approved adult-use cannabis dispensary in early 2021, and selling operations commenced in May 2021. The premises were purchased by the Company in July 2021, secured under a second mortgage with DuQuoin State Bank that matures in July 2041.

Hagerstown, Maryland

The Company owns a 180,000 square foot manufacturing facility that it developed into cannabis cultivation and production facility. The property secures a $3 million promissory note which was paid down in March 2021. This facility is leased to the company’s cannabis licensed client under a 20-year triple net lease expiring in 2038.

Annapolis, Maryland

The Company owns a free-standing 9,000 square foot industrial building which it is developing into a medical cannabis dispensary that is expected to open in 2022.

Clark County, Nevada

The Company leases approximately 10,000 square feet of an industrial building that was built into a cannabis cultivation facility. This facility is subleased to the Company’s licensed cannabis client under a sub-lease which is coterminous with the Company’s lease for 10 years expiring in 2024.

New Bedford, Massachusetts

The Company owns 138,000 square foot industrial property located on 21.95 acres within the New Bedford Industrial Park. The property secures a mortgage with the Bank of New England that matures in 2027. The Company developed approximately half of the property into a cannabis cultivation and processing facility in which it conducts wholesale operations. The remaining portion of the property is leased to a non-cannabis manufacturing company who will be vacating the premises in 2022. Thereafter, the Company intends to expand its cannabis wholesale operations throughout the entire property.

Middleborough, Massachusetts

The Company owns and operates a 22,700 square foot retail and warehouse building located in a high-traffic area of this municipality. 10,000 square feet of the building has been developed into a retail dispensary, with the remaining square footage used as a warehouse.

Norwood Massachusetts

The Company’s corporate offices are located in Norwood, Massachusetts. This 10,000 square foot space is under a 10-year lease with a related party that expires in 2028 and includes a 5-year extension option.

(13)

ITEM 3. LEGAL PROCEEDINGS.

Terminated Employment Agreement

In July 2019, Thomas Kidrin, the former chief executive officer and a former director of the Company, filed a complaint in the Massachusetts Superior Court which alleged the Company failed to pay all wages owed to him and breached his employment agreement, and requested multiple damages, attorney fees, costs, and interest. The Company moved to dismiss certain counts of the complaint and asserted counterclaims against Mr. Kidrin which alleged breach of contract, breach of fiduciary duty, money had and received, and unjust enrichment.

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

Maryland Litigation

As previously discussed in Part I, Item 1. Business in this report, in 2019, the members of Kind had sought to renege on the parties’ original agreement to a partnership/joint venture made in 2016 and subsequent MOU. The Company engaged with the members of Kind in good faith in an attempt to reach updated terms acceptable to both parties; however, the members of Kind failed to reciprocate in good faith, resulting in an impasse. Incrementally, both parties through counsel further sought to resolve the impasse; however, such initiative resulted in both parties commencing legal proceedings.

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

At the time the Complaint and Counterclaims were filed, both parties, the Company (including its subsidiaries Mari Holdings MD LLC and MariMed Advisors Inc.) and Kind, brought motions for a temporary restraining order and a preliminary injunction. By Opinion and Order entered on November 21, 2019, the Court denied both parties motions for a temporary restraining order. In its opinion, the Court specifically noted that, contrary to Kind’s allegations, the MSA and the Lease “appear to be independent, valid and enforceable contracts.”

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

In December 2020, the Court entered a Preliminary Injunction Order, accompanied by a Memorandum Opinion, denying Kind’s motion for a preliminary injunction (which Kind had withdrawn at the conclusion of the hearing) and granting the Company’s request for preliminary injunction. The Court determined that the Company is likely to succeed with respect to the validity and enforceability of the MSA and the LMA, that the Company would suffer substantial and irreparable harm without the preliminary injunction, and that the balance of convenience and public interest both warranted the issuance of a preliminary injunction in the Company’s favor. The Court ordered, inter alia, that the MSA and LMA are in effect pending judgment after trial on the merits, and that Kind and its members, and their attorneys, agents, employees, and representatives, are prohibited from (a) interfering with the Company’s duties and responsibilities under the MSA and (b) withdrawing funds, making any distribution, paying any loans, returning any capital, or making any payment towards a debt from any Kind bank or other financial account(s) without written consent of the Company or Order of the Court, thereby preserving the Company’s control of Kind’s operations and finances at least through the jury trial currently scheduled to begin on March 28, 2022. Further, the Court ordered Kind to pay management and licensing fees to the Company beginning January 1, 2021. Kind has noted an appeal of the Order to the Maryland Court of Special Appeals, which the Court denied in December 2021, leaving the preliminary injunction order in effect.

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

In March 2021, the Kind parties filed motions to modify the preliminary injunction order or, alternatively, for direction from the Court based on Kind’s claim to have terminated the MSA. In September 2021, the court denied the motion to modify the preliminary injunction and granted, in part, the motion for direction, but only with respect to Kind’s request to pay litigation costs. The preliminary injunction remains in full effect, and the Company filed a petition for civil contempt against the Kind parties for interfering with the Company’s management of Kind. The contempt petition remains pending.

On December 31, 2021, the parties to the foregoing Maryland litigation entered into a global Confidential Settlement and Release Agreement, along with the parties to the DiPietro lawsuit (described below). Also on such date, as previously discussed in Part I, Item 1. Business in this report, the Company entered into (i) a membership interest purchase agreement with the members of Kind to acquire 100% of the equity ownership of Kind, and (ii) a membership interest purchase agreement with one of the members of Kind to acquire such member’s entire equity ownership interest Mari-MD and Mia.

On January 4, 2022, the Maryland court entered an order staying the litigation and rescheduling the jury trial to October 24, 2022, to November 4, 2022, in the event the transactions contemplated by the Confidential Settlement and Release Agreement are not consummated. Otherwise, simultaneous with the closing of the transactions contemplated by the Confidential Settlement and Release Agreement, the foregoing Maryland litigation will be dismissed with prejudice, along with the DiPietro lawsuit.

In the event the transactions contemplated by the Confidential Settlement and Release Agreement are not consummated, the Company intends to aggressively prosecute and defend the action.

DiPietro Lawsuit

In August 2020, Jennifer DiPietro, directly and derivatively on behalf of Mari-MD and Mia, commenced a suit against the Company’s CEO, CFO, and wholly-owned subsidiary MariMed Advisors Inc. (“MMA”), in Suffolk Superior Court, Massachusetts.

(14)

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

On December 31, 2021, the parties to the foregoing Massachusetts litigation entered into a global Confidential Settlement and Release Agreement, along with the parties to the Maryland lawsuit described above. Because the Massachusetts litigation involves derivative claims, the Massachusetts Superior Court must approve the parties’ proposed dismissal of those claims. The parties to the Massachusetts litigation have filed a joint motion seeking to dismiss the derivative claims. Simultaneous with the closing of the transactions contemplated by the Confidential Settlement and Release Agreement, all direct claims in the foregoing Massachusetts litigation will be dismissed with prejudice, along with the Maryland lawsuit.

In the event the transactions contemplated by the Confidential Settlement and Release Agreement are not consummated, the Company believes that the allegations of the complaint in the foregoing Massachusetts litigation are without merit and intends to defend the case vigorously. The Company’s counterclaim seeks monetary damages from DiPietro, including the Company’s legal fees in the Maryland lawsuit.

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

In January 2022, the Company, at the request of the Liquidating Plan administrator for the OGGUSA Debtors, executed a written release of claims, if any, of the Company against Huron Consulting Group (“Huron”), a financial consulting and management company retained by the senior lender of the OGGUSA Debtors to perform loan management services for the lender and OGGUSA Debtors prior to and during their Chapter 11 bankruptcy cases. Such release was executed in connection with a comprehensive settlement agreement between the OGGUSA Debtors and Huron. In consideration for the Company’s execution of the release, Huron paid an additional $40,000 to the bankruptcy estates of the OGGUSA Debtors to be included in the funds to be distributed to creditors, including the Company.

As of the date of this filing, there is still insufficient information as to what portion, if any, of the Company’s allowed claim will be paid upon the completion of the liquidation of the remaining assets of the OGGUSA Debtors.

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

Stockholders

As of March 16, 2022, the Company had 729 stockholders of record and 335,183,206 outstanding shares of common stock.

Dividends

The Company has never declared or paid a dividend on its common stock, and it does not anticipate paying cash or other dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In November 2021, the Company issued 202,204 shares of common stock associated with previously issued subscriptions on common stock with a value of approximately $189,000.

During the period October 2021 to January 2022, the holder of Company-issued promissory notes converted $875,000 of principal into 2,500,001 shares of common stock at a conversion price of $0.35 per share.

During the period October 2021 to January 2022, options to purchase 55,000 shares of common stock were exercised by current and former employees at exercise prices of $0.14 and $0.30 per share. Additionally, in December 2021, the Company’s CEO and CFO each exercised options on a cashless basis to purchase common stock at an exercise price of $0.63 per share, each receiving 26,744 net shares of common stock.

In December 2021, the Company granted 2,293 shares of common stock to an employee in exchange for services rendered during the fourth quarter of 2021 at a value of approximately $2,000.

In December 2021, the Company issued 825,000 shares of common stock in exchange for consulting services.

During the period October 2021 to December 2021, the Company granted five-year options to employees to purchase up to 2,972,500 shares of common stock at exercise prices ranging from $0.69 to $0.88 per share. Additionally, in October 2021, the Company granted five-year options to its CEO, CFO, and COO to purchase up to 11,250,000 shares of common stock in the aggregate at an exercise price of $0.90 per share.

The issuance of the shares of common stock described above were deemed to be exempt from registration under the Securities Act in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act. A legend restricting the sale, transfer, or other disposition of these securities other than in compliance with the Securities Act was placed on the securities issued in the foregoing transactions.

(16)

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2021 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	39,821,671	$0.91	28,618,664
Equity compensation plans not approved by stockholders	-	$-	-
Total	39,821,671		28,618,664

(1)	Consist of options exercisable for (i) 39,821,671 shares granted under the Incentive Plan (hereinafter defined) of which 3,456,250 shares continue to be subject to the terms of the Company’s 2018 Stock Award and Incentive Plan.

The Company’s Amended and Restated 2018 Stock Award and Incentive Plan (the “Incentive Plan”) provides incentives for the achievement of important performance objectives and promotes the long-term success of the Company. In September 2019, the Company’s stockholders approved the Incentive Plan. In September 2021, the stockholders approved an amendment to the Incentive Plan increasing the aggregate number shares reserved for issuance from 40,000,000 to 70,000,000.

The Incentive Plan is an omnibus plan, authorizing a variety of equity award types as well as cash and long-term incentive awards. Each award under the Incentive Plan is subject to the Company’s claw back policy in effect at the time of grant of the award. Shares actually delivered in connection with an award will be counted against the aggregate number of reserved shares. Shares will remain available for new awards if an award under the Incentive Plan expires, is forfeited, canceled, or otherwise terminated without delivery of shares or is settled in cash.

The board of directors may amend, suspend, discontinue, or terminate the Incentive Plan or the authority to grant awards thereunder without stockholder approval, except as required by law or regulation or under rules of the stock exchange, if any, on which the Company’s stock may then be listed. Unless earlier terminated, grants under the Incentive Plan will terminate ten years after stockholder approval of the Incentive Plan, and the Incentive Plan will terminate when no shares remain available, and the Company has no further obligation with respect to any outstanding award.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in current pricing levels that the Company can charge for its services and products or which it pays to its suppliers and business partners; changes in political, social and economic conditions in the jurisdictions in which the Company operates; changes to regulations that pertain to its operations; changes in technology that render the Company’s technology relatively inferior, obsolete or more expensive compared to others; changes in the business prospects of the Company’s business partners and customers; increased competition, including from the Company’s business partners; and enforcement of federal cannabis related laws.

The following discussion should be read in conjunction with the financial statements and related notes which are included in this report under Item 8.

The Company does not undertake to update its forward-looking statements or risk factors to reflect future events or circumstances.

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

Over the last few years, the Company made the strategic decision to transition from a consulting business to a direct owner and operator of cannabis licenses in high-growth states. Core to this transition is the acquisition and consolidation of the Company’s clients (the “Consolidation Plan”). Among several benefits, the Consolidation Plan would present a simpler, more transparent financial picture of the full breadth of the Company’s efforts, with a clearer representation of the revenues, earnings, and other financial metrics the Company has generated for its clients. The Company has played a key role in the successes of these entities, from the securing of their cannabis licenses, to the development of facilities that are models of excellence, to funding their operations, and to providing operational and corporate guidance. Accordingly, the Company believes it is well suited to own these businesses and manage the continuing growth of their operations.

To date, the acquisition and consolidation of the Company’s client businesses in Massachusetts and Illinois have been completed. The acquisition of a client business in Maryland has been contracted, and the Company is awaiting approval by the Maryland Cannabis Control Commission, which is pending. Upon approval, this entity will be consolidated. The acquisitions of the remaining businesses located in Nevada and Delaware are at various stages of completion and subject to each state’s laws governing the ownership transfer of cannabis licenses and other closing conditions. Delaware will require a modification of current cannabis ownership laws to permit for-profit ownership, which is expected to occur when the state legalizes recreational adult-use cannabis. Until the law changes and the acquisition is approved, the Company continues to generate revenue from rental income, management fees, and licensing royalties.

The transition to a fully integrated muti-state cannabis operator (“MSO”) is part of a strategic growth plan (the “Strategic Growth Plan”) the Company is implementing to drive its revenues and profitability. The Strategic Growth Plan has four components: (i) complete the Consolidation Plan, (ii) increase revenues in existing states, by spending capital to increase the Company’s cultivation and production capacity, and develop additional assets within those states, (iii) expand the Company’s footprint in additional legal cannabis states through new applications and acquisitions of existing cannabis businesses, and (iv) optimize the Company’s brand portfolio and licensing revenue by expanding into additional states with legal cannabis programs.

The Company has created its own brands of cannabis flower, concentrates, and precision-dosed products utilizing proprietary strains and formulations. These products are developed by the Company in cooperation with state-licensed operators who meet the Company’s strict quality standards, including all natural—not artificial or synthetic—ingredients. The Company licenses its brands and product formulations only to certified manufacturing professionals who follow state cannabis laws and adhere to the Company’s precise scientific formulations and product recipes.

The Company markets its high-quality cannabis flowers and concentrates under the award-winning1 Nature’s Heritage brand; cannabis-infused chewable tables and powder drink mixes under the brand names Kalm Fusion and K Fusion; all natural fruit chews under the award-winning1 Betty’s Eddies brand; and brownies, cookies, and other social sweets under the Bubby’s Baked brand. The Company’s cannabis-infused brands have been top-selling products in Maryland and Massachusetts.2 The Company intends to introduce additional product lines under these brands in the foreseeable future.

The Company also has strategic alliances with prominent brands. The Company has partnered with renowned ice cream maker Emack & Bolio’s® to create a line-up of cannabis-infused vegan and dairy ice cream. Additionally, the Company has secured distribution rights for the Binske® line of cannabis products crafted from premium artisan ingredients, the Healer line of medical full-spectrum cannabis tinctures, and the clinically-tested medicinal cannabis strains developed in Israel by global medical cannabis research pioneer Tikun Olam.

1 Awards won by the Company’s Betty’s Eddies brand include LeafLink 2021 Best Selling Medical Product, Reddit Sparkie 2021 Best Edible, Respect My Region 2021 Hottest Edible, LeafLink 2020 Industry Innovator, and Explore Maryland Cannabis 2020 Edible of the Year. Awards won by the Company’s Nature’s Heritage brand include the Cultivators Cup 2021 Silver Medal and the High Times Cannabis Cup 2021 Bronze Medal.

2 Source: LeafLink Insights 2020.

(18)

Revenues

The Company’s revenues are primarily comprised of the following categories:

●	Product Sales – direct sales of cannabis and cannabis-infused products by the Company’s dispensary and wholesale operations in Massachusetts and Illinois, and sales of hemp and hemp-infused products. Future product sales are expected to include the Company’s planned cannabis-licensee acquisitions in Maryland, Nevada, and Delaware (upon this state’s amendment to permit for-profit ownership of cannabis entities).

●	Real Estate – rental income and additional rental fees generated from leasing of the Company’s state-of-the-art, regulatory-compliant cannabis facilities to its cannabis-licensed clients.

●	Management – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production, and dispensary operations. Along with this oversight, the Company provides human resources, regulatory, marketing, and other corporate services.

●	Supply Procurement – resale of cultivation and production resources, supplies, and equipment, acquired by the Company from top national vendors at volume discounted prices, to its clients and third-parties within the cannabis industry.

●	Licensing – revenue from the sale of precision-dosed, cannabis-infused products—such as Betty’s Eddies, Kalm Fusion, and Nature’s Heritage—to regulated dispensaries throughout the United States and Puerto Rico.

Expenses

The Company classifies its expenses into three general categories:

●	Cost of Revenues – the direct costs associated with the generation of the Company’s revenues.

●	Operating Expenses – comprised of the sub-categories of personnel, marketing and promotion, general and administrative, and bad debts.

●	Non-operating Income and Expenses – comprised of the sub-categories of interest expense, interest income, losses on obligations settled with equity, equity in earnings of investments, changes in the fair value of non-consolidated investments, and other non-recurring gains or losses.

(19)

Liquidity and Capital Resources

The Company produced significant improvements to its liquidity in the reported periods:

●	Cash and cash equivalents increased nearly ten-fold to $29.7 million at December 31, 2021, from $3.0 million at December 31, 2020.

●	In 2021, the Company’s operating activities provided positive cash flow of $35.9 million, compared to $3.4 million in 2020.

●	At December 31, 2021, working capital increased to $17.4 million from a working capital deficit of $2.2 million at December 31, 2020, a positive swing of $19.6 million.

●	The Company generated net income of $7.6 million in 2021, an increase of 214% from net income of $2.4 million in 2020.

The aforementioned improvements to the Company’s liquidity were primarily the result of increases in revenues and profitability generated by the Company’s cannabis operations in the states of Illinois and Massachusetts. These operations launched as part of the Company’s aforementioned Consolidation Plan to transition from a consulting business to a direct owner of cannabis licenses and operator of seed-to-sale operations. The liquidity improvements were also attributable to $23.0 million of equity capital raised from Hadron Healthcare Master Fund (“Hadron”), further discussed under the Financing Activities section below.

In addition to the above, the Company evaluates liquidity using the financial measurement of Adjusted EBITDA, a commonly used metric to assess liquidity that is not defined by generally accepted accounting principles. The section below entitled Non-GAAP Measurement discusses the components of this measurement in further detail.

Operating Activities

Net cash provided by operating activities was $35.9 million in 2021, compared to $3.4 million in 2020. The year-over-year improvement was primarily attributable to the increase in cannabis-derived profits in 2021 generated by the Company’s four active dispensaries in Illinois, and its retail and wholesale operations in Massachusetts.

Investing Activities

Net cash used in investing activities was $16.6 million in 2021, compared to $4.5 million in 2020. The year-over-year increase was attributable to an increase in property and equipment expenditures in 2021 for the Company’s facilities in Delaware, Illinois, Maryland, and Massachusetts, offset by $1.2 million of proceeds from the asset sale of a Company-owned investment.

Financing Activities

Net cash provided by financing activities was $7.5 million in 2021, compared to $3.3 million in 2020. In March 2021, the Company entered into a securities purchase agreement with Hadron Healthcare Master Fund (“Hadron”) whereby Hadron will provide funding of up to $46.0 million to repay existing non-mortgage debt, to fund expansion plans of existing operations, and to finance planned acquisitions. In March 2021, Hadron funded $23.0 million under this facility. The Company also raised $2.7 million from a new mortgage. These proceeds were offset by the repayment of $17.0 million of debt in 2021.

In 2020, the Company raised $21.4 million from debt financings, offset by $17.4 million of promissory note and mortgage repayments during the year.

The proceeds from the aforementioned financings were used to execute on the Company’s strategy to become a fully integrated multistate operator of seed-to-sale cannabis operations, to continue the development of its regulated facilities, to pay down its debt, to expand its branded licensing business, and for working capital purposes.

(20)

Results of Operations

Year ended December 31, 2021 compared to year ended December 31, 2020

Revenues grew to $121.5 million in 2021, an increase of $70.6 million or 139%, compared to $50.9 million in 2020. The year-over-year increase was primarily due to the nearly three-fold expansion of the Company’s cannabis sales to $108.2 million in 2021, compared to $39.4 million in 2020. This growth was primarily attributable to sales increases of (i) $38.3 million generated by the Company’s dispensaries in Illinois, where one new dispensary commenced operations in May 2021, and three ongoing dispensaries experienced an 80% year-over-year increase in customer visits, (ii) $14.0 million generated from the Company’s dispensary in Massachusetts, which experienced a nearly six-fold year-over-year increase in customer visits, and (iii) $15.7 million generated by the Company’s wholesale operations in Massachusetts, which experience a 151% increase in customers in 2021 compared to 2020.

The year-over-year increase in revenues was also the result of the continued growth of rental income, management fees, and supply procurement revenue, generated primarily from the Company’s cannabis clients in Delaware and Maryland.

Cost of revenues were $55.2 million in 2021 compared to $19.6 million in 2020, an increase of $35.6 million. The year-over-year variance was primarily attributable to the higher level of revenues as these costs are largely variable in nature and fluctuate in-step with revenues. As a percentage of revenues, these costs increased to 45.4% in 2021 from 38.5% in the same period in 2020, primarily due to the change in the relative mix of revenue categories in each period. Specifically, in 2021, (a) 88.2% of revenues were comprised of product sales, which historically have had corresponding costs of revenue of in the range of 45.0% to 50.0%, and (b) 8.6% of revenues were comprised of real estate and management revenue, which have no corresponding cost of revenue. This compares to revenues in 2020 that were comprised of (x) 77.4% of product sales and (y) 16.2% of real estate and management revenues. While the cost rate is higher for product sales, the level of product sales able to be generated by the Company is several multiples higher than the level of real estate and management revenues able to be generated, resulting in significantly higher gross profit dollars to be generated by the Company.

Accordingly, gross profit grew to $66.3 million in 2021 from $31.3 million in 2020.

Personnel expenses increased to $8.4 million in 2021 from $5.5 million in 2020. The increase was primarily due to the hiring of additional staff to support (i) higher levels of revenue, and (ii) the Company’s expansion into a direct owner and operator of seed-to-sale cannabis businesses, offset by the reversal of an approximate $1.0 million accrual related to the settlement in August 2021 of an employment-related complaint. As a percentage of revenues, personnel expenses decreased to 6.9% in 2021 from to 10.8% in 2020.

Marketing and promotion costs increased to $1.6 million in 2021 from $411,000 in 2020. The increase is primarily the result of increased spending on branding and design consulting, customer loyalty programs, social media, and local outdoor advertising. As a percentage of revenues, these costs increased to 1.3% in 2021 from 0.8% in 2020.

General and administrative costs increased to $27.6 million in 2021 from approximately $9.9 million in 2020. This change is primarily due to increases of (i) $13.2 million in non-cash equity compensation expense associated with option grants and warrant issuances, (ii) $1.2 million in credit card processing fees from a significant increase in credit card sales at the Company’s cannabis dispensaries, (iii) $1.1 million in facility costs on additional properties in service in 2021, (iv) $965,000 in net professional fees primarily due to the hiring of investment bankers, offset by a reduction in legal costs, and (v) $514,000 in depreciation and amortization expenses from higher levels of property, equipment, and intangibles.

Bad debt expense increased to $1.9 million in 2021 from $982,000 in 2020. The change is due to the increase of reserves recorded against aging trade accounts receivable and against the working capital balance of the Company’s client in Nevada. As a percentage of revenues, this expense decreased to 1.5% in 2021 from 1.9% in 2020.

As a result of the foregoing, the Company generated operating income of $26.9 million in 2021 compared to $14.5 million in 2020.

Net non-operating expenses decreased to $3.0 million in 2021 from $10.0 million in 2020. The change is primarily due to a $7.5 million reduction of interest expense from lower levels of outstanding debt, coupled with a $309,000 gain on a nonconsolidated private company investment, offset by a $757,000 decrease in the fair value of nonconsolidated public company investment.

As a result of the foregoing, the Company generated income before income taxes of $23.8 million in 2021 and $4.5 million in 2020. After a tax provision of $16.2 million in 2021 and $2.1 million in 2020, net income was $7.6 million in 2020 and $2.4 million in 2020.

(21)

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

Reconciliation of Net Income to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles Net Income to Adjusted EBITDA for the years ended December 31, 2021 and 2020:

	2021	2020
	(Unaudited)
Net income	$7,623,551	$2,429,267

Interest expense, net	2,247,685	9,654,130
Income taxes	16,192,327	2,067,049
Depreciation and amortization	2,788,029	2,182,092
Earnings before interest, taxes, depreciation, and amortization	28,851,592	16,332,538

Amortization of stock grants	235,353	21,459
Amortization of option grants	12,494,209	969,136
Amortization of stand-alone warrant issuances	55,786	2,179
Amortization of warrants issued with stock	654,681	-
Loss on equity issued to settle obligations	2,546	44,678
Equity in earnings of investments	-	(98,813)
Asset write-down	-	84,708
Legal settlement	(266,717)	-
Change in fair value of investments	1,106,593	349,638
Adjusted EBITDA	$43,134,043	$17,705,523

(22)

2022 Plans

During 2022, the Company’s focus will be on the following key areas:

1)	Subject to the applicable state approvals, continue the execution of its Consolidation Plan.

2)	Identify and open two new dispensary locations in Massachusetts that can service both the medical and adult-use marketplaces. Additionally, the Company plans to begin expansion of its New Bedford, MA cultivation and processing facility in the fourth quarter of 2022 and complete the project in 2023.

3)	Build and open a cultivation and processing facility in Mt. Vernon, Illinois and begin the production and sale of MariMed’s award-winning branded products in both their retail dispensaries and through wholesale channels.

4)	Increase fees paid by its managed services client in Delaware by expanding cultivation and processing facilities.

5)	Complete the acquisition in Maryland and proceed with a plan to expand the cultivation and processing facilities as well as adding a dispensary location.

6)	Drive licensing fees through the expansion of the Company’s Nature’s Heritage branded flower and popular infused-product brands Betty’s Eddies and Kalm Fusion into the Company’s owned and managed facilities, and with strategic partners into additional markets. Expand the licensed Tropizen® and Binske® brands.

7)	Identify acquisition opportunities in other states.

No assurances can be given that any of these plans will come to fruition or that if implemented will necessarily yield positive results.

The following transactions occurred in early 2022:

In January 2022, the Company entered into a stock purchase agreement to acquire 100% of the ownership interests of Green Growth Group Inc., an entity that has been awarded a craft grow cannabis license issued by the Illinois Department of Agriculture (the “IDA”) for cultivation, production, and transporting of cannabis and cannabis-infused products in Illinois. The purchase price of $3,400,000 shall be comprised of $1,900,000 in cash and shares of the Company’s common stock valued at $1,500,000. The acquisition is conditioned upon the approval by the IDA, among other closing conditions, which is expected to occur by July 2022.

Also in January 2022, the Company entered into an agreement to purchase a 30-acre parcel of land located in Mt. Vernon, IL containing a 33,000 square foot manufacturing facility and a 13,000 square foot storage warehouse, in exchange for $1,495,000 in cash. Upon execution of the agreement, the Company provided a deposit of $100,000 to the seller. The transaction is expected to close in the second quarter of 2022, after the Company has performed a complete inspection and feasibility review. If such review determines that the premises will not satisfy the Company’s requirements, the Company shall have the right to terminate the agreement with no other obligation other than the loss of the deposit.

(23)

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

(24)

ITEM 8. FINANCIAL STATEMENTS.

(25)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MariMed Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MariMed Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

(26)

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

Inventory

As discussed in Notes 2 & 7, the Company allocates a certain percentage of overhead cost to its manufactured inventory.

Auditing management’s allocation of overhead involves significant judgements and estimates to determine the proper allocation.

To evaluate the appropriateness of the allocation of overhead to inventory, we evaluated management’s significant judgments and estimates in what parts of overhead should be included and the allocation of these costs.

Mezzanine Equity

As discussed in Notes 13, the Company has issued and outstanding Series B Convertible Preferred Shares that contain redemption rights, cumulative fixed rate interest, voting rights and conversion rights.

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

Houston, TX

March 16, 2022

(27)

MariMed Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$29,683,014	$2,999,053
Accounts receivable, net	1,666,248	6,675,512
Deferred rents receivable	1,677,715	1,940,181
Note receivable, current portion	126,713	658,122
Inventory	9,767,856	6,830,571
Investments	250,600	1,357,193
Other current assets	1,440,831	582,589
Total current assets	44,612,977	21,043,221

Property and equipment, net	62,150,146	45,636,529
Intangibles, net	2,230,303	2,228,560
Investments	-	1,165,788
Note receivable, less current portion	8,986,557	965,008
Right-of-use assets under operating leases	5,081,230	5,247,152
Right-of-use assets under finance leases	45,737	78,420
Other assets	97,951	80,493
Total assets	$123,204,901	$76,445,171

Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$5,098,533	$5,044,918
Accrued expenses	1,348,673	2,725,544
Income taxes payable	16,467,264	895,725
Sales and excise taxes payable	1,797,755	1,053,693
Debentures payable	-	1,032,448
Notes payable, current portion	9,891	8,859,175
Mortgages payable, current portion	1,400,331	1,387,014
Operating lease liabilities, current portion	1,071,079	1,008,227
Finance lease liabilities, current portion	27,123	38,412
Due to related parties	-	1,157,815
Other current liabilities	1,920	23,640
Total current liabilities	27,222,569	23,226,611

Notes payable, less current portion	448,341	10,682,234
Mortgages payable, less current portion	16,813,466	14,744,136
Operating lease liabilities, less current portion	4,573,857	4,822,064
Finance lease liabilities, less current portion	22,455	44,490
Other liabilities	100,200	100,200
Total liabilities	49,180,888	53,619,735

Mezzanine equity:
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at December 31, 2021 and 2020	14,725,000	14,725,000
Series C convertible preferred stock, $0.001 par value; 6,216,216 and zero shares authorized, issued and outstanding at December 31, 2021 and 2020, respectively	23,000,000	-
Total mezzanine equity	37,725,000	14,725,000

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 38,875,451 and 45,091,667 shares authorized at December 31, 2021 and 2020, respectively; zero shares issued and outstanding at December 31, 2021 and 2020	-	-
Common stock, $0.001 par value; 700,000,000 and 500,000,000 shares authorized at December 31, 2021 and 2020, respectively; 334,030,348 and 314,418,812 shares issued and outstanding at December 31, 2021 and 2020, respectively	334,030	314,419
Common stock subscribed but not issued; zero and 11,413 shares at December 31, 2021 and 2020, respectively	-	5,365
Additional paid-in capital	134,920,382	112,974,329
Accumulated deficit	(97,392,017)	(104,616,538)
Noncontrolling interests	(1,563,382)	(577,139)
Total stockholders’ equity	36,299,013	8,100,436
Total liabilities, mezzanine equity, and stockholders’ equity	$123,204,901	$76,445,171

See accompanying notes to consolidated financial statements.

(28)

MariMed Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020

Revenues	$121,464,158	$50,895,151

Cost of revenues	55,201,078	19,570,257

Gross profit	66,263,080	31,324,894

Operating expenses:
Personnel	8,351,397	5,501,756
Marketing and promotion	1,625,111	410,626
General and administrative	27,560,665	9,899,367
Bad debts	1,862,417	982,488
Total operating expenses	39,399,590	16,794,237

Operating income	26,863,490	14,530,657

Non-operating income (expenses):
Interest expense	(2,355,904)	(9,810,475)
Interest income	108,219	156,345
Loss on obligations settled with equity	(2,546)	(44,678)
Equity in earnings of investments	-	98,813
Change in fair value of investments	(1,106,593)	(349,638)
Other	309,212	(84,708)
Total non-operating expenses, net	(3,047,612)	(10,034,341)

Income before income taxes	23,815,878	4,496,316
Provision for income taxes	16,192,327	2,067,049
Net income	$7,623,551	$2,429,267

Net income attributable to noncontrolling interests	$399,030	$285,278
Net income attributable to MariMed Inc.	$7,224,521	$2,143,989

Net income per share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average common shares outstanding
Basic	326,466,794	266,980,197
Diluted	372,396,731	324,160,525

See accompanying notes to consolidated financial statements.

(29)

MariMed Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2019	228,408,024	$228,408	3,236,857	$1,168,074	$112,245,730	$(106,760,527)	$(553,465)	$6,328,220

Issuance of subscribed shares	3,236,857	3,237	(3,236,857)	(1,168,074)	1,164,837	-	-	-
Stock grants	97,797	98	11,413	5,365	15,996	-	-	21,459
Stock forfeitures	(1,297,447)	(1,297)	-	-	1,297	-	-	-
Exercise of stock options	550,000	550	-	-	75,450	-	-	76,000
Amortization of option grants	-	-	-	-	969,136	-	-	969,136
Issuance of stand-alone warrants	-	-	-	-	2,179	-	-	2,179
Issuance of warrants attached to debt	-	-	-	-	708,043	-	-	708,043
Discount on debentures payable	-	-	-	-	28,021	-	-	28,021
Beneficial conversion feature on debentures payable	-	-	-	-	379,183	-	-	379,183
Conversion of debentures payable	77,766,559	77,766	-	-	9,997,522	-	-	10,075,288
Conversion of common stock to preferred stock	(4,908,333)	(4,908)	-	-	(14,720,092)	-	-	(14,725,000)
Conversion of promissory notes	2,525,596	2,525	-	-	457,525	-	-	460,050
Extinguishment of promissory notes	3,639,759	3,640	-	-	910,302	-	-	913,942
Common stock issued to settle obligations	4,400,000	4,400	-	-	739,200	-	-	743,600
Distributions	-	-	-	-	-	-	(308,952)	(308,952)
Net income	-	-	-	-	-	2,143,989	285,278	2,429,267
Balances at December 31, 2020	314,418,812	$314,419	11,413	$5,365	$112,974,329	$(104,616,538)	$(577,139)	$8,100,436
Issuance of subscribed shares	11,413	11	(11,413)	(5,365)	5,354	-	-	-
Stock grants	256,591	257	-	-	235,096	-	-	235,353
Exercise of stock options	277,373	277	-	-	38,323	-	-	38,600
Exercise of warrants	980,062	980	-	-	91,795	-	-	92,775
Amortization of option grants	-	-	-	-	12,494,209	-	-	12,494,209
Issuance of stand-alone warrants	-	-	-	-	832,105	-	-	832,105
Issuance of warrants with stock	-	-	-	-	654,681	-	-	654,681
Conversion of debentures payable	4,610,645	4,611	-	-	1,351,841	-	-	1,356,452
Conversion of promissory notes	11,399,268	11,399	-	-	3,810,046	-	-	3,821,445
Common stock issued to settle obligations	71,691	72	-	-	53,474	-	-	53,546
Purchase of property and equipment with stock	750,000	750	-	-	704,250	-	-	705,000
Fees paid with stock	1,234,308	1,234	-	-	1,106,459	-	-	1,107,693
Return of stock	(79,815)	(80)	-	-	(9,857)	-	-	(9,937)
Equity issuance costs	-		-	-	(386,983)	-	-	(386,983)
Acquisition of 30% interest in subsidiary	100,000	100	-	-	965,260	-	(975,360)	(10,000)
Distributions	-	-	-	-	-	-	(409,913)	(409,913)
Net income	-	-	-	-	-	7,224,521	399,030	7,623,551
Balances at December 31, 2021	334,030,348	$334,030	-	$-	$134,920,382	$(97,392,017)	$(1,563,382)	$36,299,013

The above statement does not show columns for shares and par value of undesignated preferred stock as the balances were zero and there was no activity in the reported periods.

See accompanying notes to consolidated financial statements.

(30)

MariMed Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income attributable to MariMed Inc.	$7,224,521	$2,143,989
Net income attributable to noncontrolling interests	399,030	285,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,097,702	1,791,610
Asset writeoff	-	84,708
Amortization of intangibles	690,327	390,481
Amortization of stock grants	235,353	21,459
Amortization of option grants	12,494,209	969,136
Amortization of stand-alone warrant issuances	832,105	2,179
Amortization of warrants attached to debt	539,272	1,090,754
Amortization of warrants issued with stock	654,681	-
Amortization of beneficial conversion feature	176,522	3,243,446
Amortization of original issue discount	51,753	339,791
Bad debt expense	1,862,417	982,488
Fees paid with stock	1,107,693	-
Loss on obligations settled with equity	2,546	44,678
Equity in earnings of investments	-	(98,813)
Gain on investment	(309,212)	-
Change in fair value of investments	1,106,593	349,638
Changes in operating assets and liabilities:
Accounts receivable	(4,697,063)	(5,988,861)
Deferred rents receivable	262,466	(143,356)
Due from third parties	-	9,937
Inventory	(2,937,285)	(5,611,142)
Other current assets	(868,179)	(390,221)
Other assets	(17,458)	95,412
Accounts payable	104,615	1,071,660
Accrued expenses	(1,433,723)	472,237
Income taxes payable	15,571,539	895,725
Sales and excise taxes payable	744,062	1,051,193
Operating lease payments	(19,433)	53,706
Finance lease interest payments	1,504	4,034
Other current liabilities	(21,720)	219,157
Net cash provided by operating activities	35,854,837	3,380,303

Cash flows from investing activities:
Purchase of property and equipment	(17,873,636)	(4,687,795)
Purchase of cannabis licenses	(692,070)	(255,000)
Return on investment	1,475,000	-
Acquisition of 30% interest in subsidiary	(10,000)	-
Proceeds from notes receivable	476,868	479,630
Net cash used in investing activities	(16,623,838)	(4,463,165)

Cash flows from financing activities:
Issuance of preferred stock	23,000,000	-
Equity issuance costs	(386,983)	-
Issuance of promissory notes	35,096	6,549,763
Payments on promissory notes	(15,806,617)	(12,371,149)
Proceeds from issuance of debentures	-	935,000
Proceeds from mortgages	2,700,000	13,897,282
Payments on mortgages	(617,353)	(5,102,862)
Exercise of stock options	38,600	76,000
Exercise of warrants	92,775	-
Due to related parties	(1,157,815)	(296,898)
Finance lease principal payments	(34,828)	(34,957)
Distributions	(409,913)	(308,952)
Net cash provided by financing activities	7,452,962	3,343,227

Net change to cash and cash equivalents	26,683,961	2,260,365
Cash and cash equivalents at beginning of period	2,999,053	738,688
Cash and cash equivalents at end of period	$29,683,014	$2,999,053

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,975,193	$3,267,199
Cash paid for income taxes	$620,788	$1,171,324

Non-cash activities:
Trade receivables converted to notes receivable	$7,843,910	$-
Conversion of promissory notes	$3,821,445	$460,050
Conversion of debentures payable	$1,356,452	$10,075,288
Acquisition of 30% interest in subsidiary	$975,360	$-
Purchase of property with stock	$705,000	$-
Operating lease right-of-use assets and liabilities	$466,105	$-
Common stock issued to settle obligations	$51,000	$698,922
Return of stock	$9,937	$-
Issuance of common stock associated with subscriptions	$5,365	$1,168,074
Cashless exercise of warrants	$180	$-
Cashless exercise of stock options	$106	$-
Exchange of common stock to preferred stock	$-	$14,725,000
Conversion of accrued interest to promissory notes	$-	$3,908,654
Common stock issued to settle debt	$-	$913,942
Discount on promissory notes	$-	$708,043
Beneficial conversion feature on debentures payable	$-	$379,183
Discount on debentures	$-	$28,021

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

Over the last few years, the Company made the strategic decision to transition from a consulting business to a direct owner and operator of cannabis licenses in high-growth states. Core to this transition is the acquisition and consolidation of the Company’s clients (the “Consolidation Plan”). Among several benefits, the Consolidation Plan would present a simpler, more transparent financial picture of the full breadth of the Company’s efforts, with a clearer representation of the revenues, earnings, and other financial metrics the Company has generated for its clients. The Company has played a key role in the successes of these entities, from the securing of their cannabis licenses, to the development of facilities that are models of excellence, to funding their operations, and to providing operational and corporate guidance. Accordingly, the Company believes it is well suited to own these businesses and manage the continuing growth of their operations.

To date, the acquisition and consolidation of the Company’s client businesses in Massachusetts and Illinois have been completed. The acquisition of a client business in Maryland has been contracted, and the Company is awaiting approval by the Maryland Cannabis Control Commission, which is pending. Upon approval, this entity will be consolidated. The acquisitions of the remaining businesses located in Nevada and Delaware are at various stages of completion and subject to each state’s laws governing the ownership transfer of cannabis licenses and other closing conditions. Delaware will require a modification of current cannabis ownership laws to permit for-profit ownership, which is expected to occur when the state legalizes recreational adult-use cannabis. Until the law changes and the acquisition is approved, the Company continues to generate revenue from rental income, management fees, and licensing royalties.

The transition to a fully integrated muti-state cannabis operator (“MSO”) is part of a strategic growth plan (the “Strategic Growth Plan”) the Company is implementing to drive its revenues and profitability. The Strategic Growth Plan has four components: (i) complete the Consolidation Plan, (ii) increase revenues in existing states, by spending capital to increase the Company’s cultivation and production capacity, and develop additional assets within those states, (iii) expand the Company’s footprint in additional legal cannabis states through new applications and acquisitions of existing cannabis businesses, and (iv) optimize the Company’s brand portfolio and licensing revenue by expanding into additional states with legal cannabis programs.

The Company has created its own brands of cannabis flower, concentrates, and precision-dosed products utilizing proprietary strains and formulations. These products are developed by the Company in cooperation with state-licensed operators who meet the Company’s strict quality standards, including all natural—not artificial or synthetic—ingredients. The Company licenses its brands and product formulations only to certified manufacturing professionals who follow state cannabis laws and adhere to the Company’s precise scientific formulations and product recipes.

The Company markets its high-quality cannabis flowers and concentrates under the award-winning1 Nature’s Heritage brand; cannabis-infused chewable tables and powder drink mixes under the brand names Kalm Fusion and K Fusion; all natural fruit chews under the award-winning1 Betty’s Eddies brand; and brownies, cookies, and other social sweets under the Bubby’s Baked brand. The Company’s cannabis-infused brands have been top-selling products in Maryland and Massachusetts.2 The Company intends to introduce additional product lines under these brands in the foreseeable future.

The Company also has strategic alliances with prominent brands. The Company has partnered with renowned ice cream maker Emack & Bolio’s® to create a line-up of cannabis-infused vegan and dairy ice cream. Additionally, the Company has secured distribution rights for the Binske® line of cannabis products crafted from premium artisan ingredients, the Healer line of medical full-spectrum cannabis tinctures, and the clinically-tested medicinal cannabis strains developed in Israel by global medical cannabis research pioneer Tikun Olam.

The Company’s stock is quoted on the OTCQX market under the ticker symbol MRMD.

The Company was incorporated in Delaware in January 2011 under the name Worlds Online Inc. Initially, the Company developed and managed online virtual worlds. By early 2014, this line of business effectively ceased operating, and the Company pivoted into the legal cannabis industry.

1 Awards won by the Company’s Betty’s Eddies brand include LeafLink 2021 Best Selling Medical Product, Reddit Sparkie 2021 Best Edible, Respect My Region 2021 Hottest Edible, LeafLink 2020 Industry Innovator, and Explore Maryland Cannabis 2020 Edible of the Year. Awards won by the Company’s Nature’s Heritage brand include the Cultivators Cup 2021 Silver Medal and the High Times Cannabis Cup 2021 Bronze Medal.

2 Source: LeafLink Insights 2020.

(32)

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MariMed Inc. and the following majority-owned subsidiaries at December 31, 2021:

Subsidiary:	Percentage Owned
MariMed Advisors Inc.	100.0%
Mia Development LLC	89.5%
Mari Holdings IL LLC	100.0%
Mari Holdings MD LLC	97.4%
Mari Holdings NJ LLC	100.0%
Mari Holdings NV LLC	100.0%
Mari Holdings Metropolis LLC	70.0%
Mari Holdings Mt. Vernon LLC	100.0%
Mari Mfg LLC	100.0%
Hartwell Realty Holdings LLC	100.0%
iRollie LLC	100.0%
ARL Healthcare Inc.	100.0%
KPG of Anna LLC	100.0%
KPG of Harrisburg LLC	100.0%
MariMed OH LLC	100.0%
MariMed Hemp Inc.	100.0%
MediTaurus LLC	100.0%

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

At December 31, 2021 and 2020, cash of approximately $5,101,000 and $101,000, respectively, was held in escrow. The 2021 balance was primarily comprised of a $5,000,000 escrow deposit in connection with the acquisition of Kind Therapeutics USA Inc. as further discussed in Note 3 – Acquisitions.

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company maintained a reserve of approximately $41.4 million and $40.0 million at December 31, 2021 and 2020, respectively. For further discussion on receivable reserves, please refer to Note 18 – Bad Debts and the Bankruptcy Claim section of Note 21 – Commitments and Contingencies.

(33)

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

Investments

Investments are comprised of equity holding of public and private companies. These investments are recorded at fair value on the Company’s consolidated balance sheet, with changes to fair value included in income. Investments are evaluated for permanent impairment and are written down if such impairments are deemed to have occurred.

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

The Company’s main sources of revenue are comprised of the following:

●	Product Sales – direct sales of cannabis and cannabis-infused products by the Company’s retail dispensaries and wholesale operations in Massachusetts and Illinois, and sales of hemp and hemp-infused products. This revenue is recognized when products are delivered or at retail points-of-sale.

●	Real Estate – rental income and additional rental fees generated from leasing of the Company’s state-of-the-art, regulatory-compliant cannabis facilities to its cannabis-licensed clients. Rental income is generally a fixed amount per month that escalates over the respective lease terms, while additional rental fees are based on a percentage of tenant revenues that exceed specified amounts.

●	Management – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production, and dispensary operations. These fees are based on a percentage of such clients’ revenue and are recognized after services have been performed.

●	Supply Procurement – the Company maintains volume discounts with top national vendors of cultivation and production resources, supplies, and equipment, which the Company acquires and resells to its clients or third parties within the cannabis industry. The Company recognizes this revenue after the delivery and acceptance of goods by the purchaser.

●	Licensing – royalties from the licensed distribution of the Company’s branded products including Kalm Fusion and Betty’s Eddies, and from sublicensing of contracted brands including Healer and Tikun Olam, to regulated dispensaries throughout the United States and Puerto Rico. The recognition of this revenue occurs when the products are delivered.

(34)

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

For the years ended December 31, 2021 and 2020, based on the results of management’s impairment analyses, there were no impairment losses.

Leases

The consolidated financial statements reflect the Company’s adoption of ASC 842, Leases, as amended by subsequent accounting standards updates. Under ASC 842, arrangements that are determined to be leases with a term greater than one year are accounted for by the recognition of right-of-use assets, that represent the Company’s right to use an underlying asset for the lease term, and lease liabilities, that represent the Company’s obligation to make lease payments arising from the lease. Non-lease components within lease agreements are accounted for separately.

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

(35)

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

	2021	2020
Life of instrument	1.5 to 5.0 years	0.8 to 4.3 years
Volatility factors	1.198 to 1.266	1.059 to 1.180
Risk-free interest rates	0.4% to 1.3%	0.3% to 1.3%
Dividend yield	0%	0%

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

(36)

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the years ended December 31, 2021 and 2020.

Certain of the Company’s subsidiaries are subject to the provisions of Section 280E of the Internal Revenue Code, as amended, which prohibits businesses from deducting certain expenses associated with the trafficking of controlled substances within the meaning of Schedule I and II of the Controlled Substances Act. Such non-deductibility of certain ordinary business expenses results in permanent differences and can cause the Company’s effective tax rate to be highly variable and not necessarily correlated with pre-tax income.

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

At December 31, 2021 and 2020, there were potentially dilutive securities convertible into shares of common stock comprised of (i) stock options – convertible into 39,821,671 and 9,805,750 shares, respectively, (ii) warrants – convertible into 26,351,571 and 16,917,168 shares, respectively, (iii) Series B preferred stock – convertible into 4,908,333 shares in both periods, (iv) Series C preferred stock – convertible into 31,081,080 and zero shares, respectively, (v) debentures payable – convertible into zero and 4,610,645 shares, respectively, and (vi) promissory notes – convertible into 1,142,857 and 15,503,282 shares, respectively.

For the years ended December 31, 2021 and 2020, the aforementioned potentially dilutive securities increased the number of weighted average common shares outstanding on a diluted basis by approximately 45.9 million and 57.2 million net shares of common stock, respectively. Such share amounts were reflected in the calculation of diluted net income per share for the years ended December 31, 2021 and 2020.

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

(37)

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

Risk and Uncertainties

The Company is subject to risks common to companies operating within the legal and medical cannabis industries, including, but not limited to, federal laws, government regulations and jurisdictional laws.

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

(38)

NOTE 3 – ACQUISITIONS

The Harvest Foundation LLC

In 2019, the Company entered into a purchase agreement to acquire 100% of the ownership interests of The Harvest Foundation LLC (“Harvest”), the Company’s cannabis-licensed client in the state of Nevada. The acquisition is conditioned upon state regulatory approval of the transaction and other closing conditions. Upon approval, and the fulfillment of other closing conditions, the ownership of Harvest will be transferred to the Company, and the operations of Harvest will begin to be consolidated into the Company’s financial statements. There is no assurance that the closing conditions to the Company’s acquisition of Harvest, including regulatory approval, will be achieved or that the acquisition will be consummated.

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

Kind Therapeutics USA Inc.

In 2016, the Company and the members of Kind Therapeutics USA Inc., the Company’s client in Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis (“Kind”), agreed to a partnership/joint venture whereby Kind would be owned 70.0% by the Company and 30.0% by the members of Kind, subject to approval by the Maryland Medical Cannabis Commission (“MMCC”). In reliance thereon, the Company purchased, designed, and developed a 180,000 square foot cultivation and production facility in Hagerstown, MD for occupancy and use by Kind, which became operational in late 2017, and the Company further agreed to manage and finance all aspects of Kind’s cannabis business, as Kind had no background or experience in the industry.

In 2018, prior to finalizing the documents confirming the partnership/joint venture the Company and the members of Kind negotiated and entered into a memorandum of understanding (“MOU”) for the Company to acquire 100% of the membership interests of Kind. Also at that time, the parties entered into a management services agreement for the Company to provide Kind with comprehensive management services in connection with the business and operations of Kind, and a 20-year lease agreement for Kind’s utilization of the Company’s 180,000 square foot cultivation and production facility in Hagerstown, MD. Additionally, in 2019, the Company purchased a 9,000 square foot building in Anne Arundel County, MD, which is currently under construction, for the development of a dispensary which would be leased to Kind.

In 2019, the members of Kind sought to renegotiate the terms of the MOU and subsequently sought to renege on both the original partnership/joint venture and the MOU. The Company engaged with the member of Kind in good faith in an attempt to reach updated terms acceptable to both parties, however the members of Kind failed to reciprocate in good faith, resulting in an impasse. Incrementally, both parties through counsel further sought to resolve the impasse, however such initiative resulted in both parties commencing legal proceedings.

In December 2021, the Company entered into a membership interest purchase agreement with the members of Kind to acquire 100% of the equity ownership of Kind in exchange for $13,500,000 payable in cash (subject to adjustment) and $6,500,000 payable by the issuance of four-year 6.0% promissory notes to the members of Kind. The notes shall be secured by a first priority lien on the Company’s property in Hagerstown, MD. Upon execution of the membership interest purchase agreement, the Company deposited, in escrow, the sum of $5,000,000 as a contract down-payment.

Simultaneously, the Company entered into a membership interest purchase agreement with one of the members of Kind to acquire such member’s entire equity ownership interest in (i) Mari Holdings MD LLC (“Mari-MD”), the Company’s majority owned subsidiary that owns production and retail cannabis facilities in Hagerstown, MD and Annapolis, MD, and (ii) Mia Development LLC (“Mia”), the Company’s majority owned subsidiary that owns production and retail cannabis facilities in Wilmington, DE. The purchase price for the interests in Mari-MD and Mia is $2,000,000 in the aggregate, payable in cash. Giving effect to the purchase of these interests, the Company will own approximately 99.7% and 94.3%, respectively, of Mari-MD and Mia.

The closings under the foregoing agreements are subject to the fulfilment of closing conditions including, but not limited to, approval by the MMCC, which is pending. There is no assurance that the approval of the MMCC will be obtained or that the further closing conditions will be met. Simultaneous with the closing of the transactions contemplated by the foregoing agreements, the aforementioned litigation between the parties will be dismissed. For further information, see Note 21 – Commitment and Contingencies.

MediTaurus LLC

In 2019, the Company acquired a 70.0% ownership interest in MediTaurus LLC (“MediTaurus”), a company formed by Jokubas Ziburkas PhD, a neuroscientist and leading authority on cannabidiol (“CBD”) and the endocannabinoid system, in exchange for $2.8 million of cash and stock. The Company currently sells CBD products developed by MediTaurus under its Florance™ brand.

In September 2021, the Company acquired the remaining 30.0% ownership interest of MediTaurus in exchange for 100,000 shares of the Company’s common stock, valued at approximately $94,000, and $10,000 in cash. The carrying value of the noncontrolling interest of approximately $975,000 was eliminated, and since there was no change in control of MediTaurus from this transaction, the resulting gain on bargain purchase was recognized in Additional Paid-In Capital on the September 30, 2021 balance sheet. The shares and cash were issued and paid in November 2021. As part of this transaction, the initial purchase agreement was amended whereby any and all future license fees and payments to MediTaurus were eliminated.

Beverly Asset Purchase

In November 2021, the Company entered into an asset purchase agreement to acquire the cannabis license, property lease, and other assets and rights of, and to assume the liabilities and operating obligations associated with, a cannabis dispensary that is currently operating in Beverly, MA. The purchase price is comprised of 2,000,000 shares of the Company’s common stock and $5.1 million, with the cash amount to be paid over time on a monthly basis as a percentage of the business’ monthly gross sales.

The purchase is contingent upon the approval of the Massachusetts Cannabis Control Commission, which is expected by the summer of 2022. Concurrent with the execution of this agreement, the parties entered into a consulting agreement pursuant whereby the Company shall provide certain oversight services related to the development, staffing, and operation of the business in exchange for a monthly fee.

(39)

NOTE 4 – INVESTMENTS

At December 31, 2021 and 2020, the Company’s investments were comprised of the following:

	2021	2020
Current investments:
Flowr Corp. (formerly Terrace Inc.)	$250,600	$1,357,193

Non-current investments:
MembersRSVP LLC	-	1,165,788

Total investments	$250,600	$2,522,981

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

This investment is carried at fair value. The decrease in fair value of this investment during the years ended December 31, 2021 and 2020 of approximately $1,107,000 and $92,000, respectively, was reflected in the Change In Fair Value Of Investments on the statement of operations.

MembersRSVP LLC

During 2020, the Company owned a 23.0% member interest in MembersRSVP LLC (“MRSVP”), an entity that developed cannabis-specific customer relationship management software, which was accounted for under the equity method. Based on the Company’s equity in MRSVP’s net income during this period, the Company recorded earnings in 2020 of approximately $99,000, which comprised the balance of Equity in Earnings of Investments on the statement of operations.

In January 2021, the Company and MRSVP entered into an agreement whereby the Company assigned and transferred 11.0% of its member interests to MRSVP in exchange for a release from all further obligation by the Company to make future investments or payments and certain other non-monetary consideration. In addition to the reduction of the Company’s ownership interest to 12.0%, the Company relinquished its right to appoint a member to the board of MRSVP. In light of the Company no longer having the ability to exercise significant influence over MRSVP, the Company discontinued accounting for this investment under the equity method as of January 1, 2021.

In September 2021, MRSVP sold substantially all of its assets pursuant to an asset purchase agreement. In furtherance of the transaction, the Company received cash proceeds of $1,475,000, representing the Company’s pro rata share of the cash consideration received by MRSVP upon the closing of the transaction. As an ongoing member of MRSVP, the Company will receive its pro rata share of any additional consideration received by MRSVP pursuant to the asset purchase agreement, which may include securities or other forms of non-cash or in-kind consideration and holdback amounts, if and when it is received and distributed by MRSVP.

Upon receipt of the cash consideration, the Company reduced the investment balance to zero and recorded a gain of approximately $309,000 which comprised Other non-operating expenses on the statement of operations.

In February 2022, the Company received its pro rata share of additional consideration received by MRSVP pursuant to the asset purchase agreement which is further discussed in Note 22 – Subsequent Events.

(40)

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

The Company leases the following owned properties:

●	Delaware – a 45,000 square foot cannabis cultivation, processing, and dispensary facility which is leased to a cannabis-licensed client under a triple net lease that expires in 2035.

●	Maryland – a 180,000 square foot cultivation and processing facility which is leased to a licensed cannabis client under a triple net lease that expires in 2037.

●	Massachusetts – a 138,000 square foot industrial property of which approximately half of the available square footage is leased to a non-cannabis manufacturing company under a lease that expires in October 2022.

The Company subleases the following properties:

●	Delaware – a 4,000 square foot cannabis dispensary which is subleased to its cannabis-licensed client under a under a sublease expiring in April 2027.

●	Delaware – a 100,000 square foot warehouse, of which the Company developed 60,000 square feet into a cultivation facility, and is developing the remaining space into processing facility, subleased to its cannabis-licensed client. The sublease expires in March 2030, with an option to extend the term for three additional five-year periods.

●	Delaware – a 12,000 square foot cannabis production facility with offices which is subleased to its cannabis-licensed client. The sublease expires in January 2026 and contains an option to negotiate an extension at the end of the lease term.

As of December 31, 2021 and 2020, cumulative fixed rental receipts under such leases approximated $18.7 million and $13.9 million, respectively, compared to revenue recognized on a straight-line basis of approximately $20.4 million and $15.8 million, respectively. Accordingly, the deferred rents receivable balance approximated $1.7 million and $1.9 million at December 31, 2021 and 2020, respectively.

Future minimum rental receipts for non-cancellable leases and subleases as of December 31, 2021 were:

2022	$4,854,549
2023	4,563,372
2024	4,625,608
2025	4,695,107
2026	3,915,790
Thereafter	35,829,822
Total	$58,484,248

(41)

NOTE 6 – NOTES RECEIVABLE

At December 31, 2021 and 2020, notes receivable, including accrued interest, consisted of the following:

	2021	2020
First State Compassion Center (initial note)	$402,992	$468,985
First State Compassion Center (secondary note)	7,843,910	-
Healer LLC	866,368	899,226
High Fidelity Inc.	-	254,919
Total notes receivable	9,113,270	1,623,130
Notes receivable, current portion	126,713	658,122
Notes receivable, less current portion	$8,986,557	$965,008

First State Compassion Center

The Company’s cannabis-licensed client in Delaware, First State Compassion Center (“FSCC”), issued a 10-year promissory note to the Company in May 2016 in the amount of $700,000 bearing interest at a rate of 12.5% per annum, as amended. The monthly payments of approximately $10,000 will continue through April 2026, at which time the note will be paid in full. At December 31, 2021 and 2020, the current portion of this note approximated $75,000 and $66,000, respectively, and was included in Notes Receivable, Current Portion on the respective balance sheets.

In December 2021, financed trade accounts receivable balances from FSCC of approximately $7.8 million in the aggregate were converted into notes receivable whereby FSCC issued promissory notes to the Company in the aggregate amount of approximately $7.8 million bearing interest at a rate of 6.0% per annum. The promissory notes call for the payment of principal and interest throughout the term of the note which matures in December 2025. At December 31, 2021, the entire balance of the note was long-term.

Healer LLC

In 2018 and 2019, the Company loaned an aggregate of $800,000 to Healer LLC, an entity that provides cannabis education, dosage programs, and products developed by Dr. Dustin Sulak, an integrative medicine physician and nationally renowned cannabis practitioner (“Healer”). Healer issued promissory notes to the Company for the aggregate amount loaned that bear interest at a rate of 6.0% per annum, with principal and interest payable on maturity dates three years from the respective loan dates.

In March 2021, the Company was issued a revised promissory note from Healer in the principal amount of approximately $894,000 representing the previous loans extended to Healer by the Company plus accrued interest through the revised promissory note issuance date. The revised promissory note bears interest at a rate of 6.0% per annum and requires quarterly payments of interest through the maturity date in April 2026.

Additionally, the Company has the right to offset any licensing fees owed to Healer by the Company in the event Healer fails to make any payment when due. In March 2021, the Company offset approximately $28,000 of licensing fees payable to Healer against the principal balance of the revised promissory note, reducing the principal amount to approximately $866,000.

At December 31, 2021 and 2020, the total amount of principal and accrued interest due under the aforementioned promissory notes approximated $866,000 and $899,000, respectively, of which approximately $52,000 and $337,000, respectively, was current.

High Fidelity

In August 2021, the Company was fully repaid on a loan to High Fidelity Inc., an entity with cannabis operations in the state of Vermont. The loan had a principal balance of $250,000 and bore interest at a rate of 10.0% per annum,

(42)

NOTE 7 – INVENTORY

At December 31, 2021 and 2020, inventory was comprised of the following:

	2021	2020
Plants	$1,014,576	$3,352,425
Ingredients and other raw materials	261,609	176,338
Work-in-process	4,661,542	468,377
Finished goods	3,830,129	2,833,431
Total inventory	$9,767,856	$6,830,571

NOTE 8 – PROPERTY AND EQUIPMENT

At and December 31, 2021 and 2020, property and equipment consisted of the following:

	2021	2020
Land	$4,449,810	$3,988,810
Buildings and building improvements	35,231,277	29,309,856
Tenant improvements	9,744,860	8,844,974
Furniture and fixtures	1,887,796	619,880
Machinery and equipment	7,220,962	4,620,924
Construction in progress	10,569,182	3,140,807
	69,103,887	50,525,251
Less: accumulated depreciation	(6,953,741)	(4,888,722)
Property and equipment, net	$62,150,146	$45,636,529

During the year ended December 31, 2021 and 2020, additions to property and equipment approximated $18,579,000 and $4,688,000, respectively.

The 2021 additions were primarily comprised of (i) the development of facilities in Metropolis, IL and Milford, DE, and (ii) purchases of building improvements, machinery, and equipment at the facilities in Hagerstown, MD and New Bedford, MA. The 2020 additions consisted primarily of (i) the commencement of construction in Mt. Vernon, IL, and (ii) machinery and equipment purchases for facilities in Massachusetts, Maryland, Illinois, and Delaware.

The construction in progress balances of approximately $10,569,000 million and $3,141,000 at December 31, 2021 and 2020, respectively, consisted of the commencement of construction of properties in Milford, DE and Annapolis, MD.

Depreciation expense for the year ended December 31, 2021 and 2020 approximated $2,098,000 and $1,792,000, respectively.

(43)

NOTE 9 – INTANGIBLES

At December 31, 2021 and 2020, intangible assets were comprised of (i) the carrying value of cannabis license fees, and (ii) goodwill arising from the Company’s acquisitions.

The Company’s cannabis licenses are issued from the states of Illinois and Massachusetts and require the payment of annual fees. These fees, comprised of a fixed component and a variable component based on the level of operations, are capitalized and amortized over the respective twelve-month periods. At December 31, 2021 and 2020, the carrying value of these cannabis licenses approximated $163,000 and $161,000, respectively.

The goodwill associated with acquisitions is reviewed on a quarterly basis for impairment. Based on this review and other factors, the goodwill of approximately $2,068,000 December 31, 2021 and 2020 was deemed to be unimpaired.

NOTE 10 – MORTGAGES

At December 31, 2021 and 2020, mortgage balances, including accrued interest, were comprised of the following:

	2021	2020
Bank of New England – New Bedford, MA and Middleboro, MA properties	$12,498,900	$12,834,090
Bank of New England – Wilmington, DE property	1,462,949	1,575,658
DuQuoin State Bank – Anna, IL and Harrisburg, IL properties	778,084	814,749
DuQuoin State Bank – Metropolis, IL property	2,657,600	-
South Porte Bank – Mt. Vernon, IL property	816,264	906,653
Total mortgages payable	18,213,797	16,131,150
Mortgages payable, current portion	(1,400,331)	(1,387,014)
Mortgages payable, less current portion	$16,813,466	$14,744,136

In November 2017, the Company entered into a 10-year mortgage agreement with Bank of New England in the amount of $4,895,000 (the “Initial Mortgage”) for the purchase of a 138,000 square foot industrial property in New Bedford, MA, within which the Company has built a 70,000 square foot cannabis cultivation and processing facility. Pursuant to the Initial Mortgage, the Company made monthly payments of (i) interest-only from the mortgage date through May 2019 at a rate equal to the prime rate plus 2.0%, with a floor of 6.25% per annum, and (ii) principal and interest payments from May 2019 to July 2020 at a rate equal to the prime rate on May 2, 2019 plus 2.0%, with a floor of 6.25% per annum.

In July 2020, at which time the Initial Mortgage had a remaining principal balance of approximately $4.8 million, the parties consummated an amended and restated mortgage agreement, secured by the Company’s properties in New Bedford and Middleboro in the amount of $13.0 million bearing interest at a rate of 6.5% per annum that matures in August 2025 (the “Refinanced Mortgage”). Proceeds from the Refinanced Mortgage were used to pay down the Initial Mortgage and approximately $7.2 million of promissory notes as further in Note 11 – Promissory Notes. At December 31, 2021 and 2020, the outstanding principal balance of the Refinanced Mortgage approximated $12,499,000 and $12,834,000, respectively, of which approximately $358,000 and $335,000, respectively, was current.

The Company maintains another mortgage with Bank of New England from the 2016 purchase of a 45,070 square foot building in Wilmington, DE which was developed into a cannabis seed-to-sale facility and is currently leased to the Company’s cannabis-licensed client in that state. The mortgage matures in 2031 with monthly principal and interest payments at a rate of 5.25% per annum through September 2021, and thereafter the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25% per annum. For the remainder of 2021, the interest rate on this mortgage remained at 5.25%. At December 31, 2021 and 2020, the outstanding principal balance on this mortgage approximated $1,463,000 and $1,576,000, respectively, of which approximately $130,000 and $114,000, respectively, was current.

(44)

In May 2016, the Company entered into a mortgage agreement with DuQuoin State Bank (“DSB”) for the purchase of properties in Anna, IL and Harrisburg, IL which the Company developed into two 3,400 square foot free-standing retail dispensaries. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined by DSB’s executive committee. The mortgage was renewed in May 2021 at a rate of 6.75% per annum. At December 31, 2021 and 2020, the outstanding principal balance on this mortgage approximated $778,000 and $815,000 respectively, of which approximately $33,000 and $31,000, respectively, was current.

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, IL. The purchase price consisted of 750,000 shares of the Company’s common stock, which were valued at $705,000 on the date of the transaction, and payoff of the seller’s remaining mortgage of approximately $1.6 million. In connection with this purchase, the Company entered into another mortgage agreement with DSB in the amount of $2.7 million that matures in July 2041 and initially bears interest at a rate of 6.25% per annum which is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. At December 31, 2021, the outstanding principal balance on this mortgage approximated $2,658,000, of which approximately $73,000 was current.

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

NOTE 11 – PROMISSORY NOTES

Promissory Notes Issued by the Company and its MariMed Hemp Inc. Subsidiary

In February 2020, the Company and MariMed Hemp Inc., its wholly-owned subsidiary (“MMH”), amended a secured $10.0 million promissory note (the $10.0M Note”) issued to an unaffiliated party (the “Noteholder”) in 2019. The $10.0M Note, which provided for the repayment of principal plus a payment of $1.5 million (the “$1.5M Payment”), was amended whereby the Company and MMH issued a restated promissory note maturing in June 2020 in the principal amount of $11.5 million (the “$11.5M Note”), comprised of the principal amount of the $10.0M Note and the $1.5M Payment. The $11.5M Note bore interest at a rate of 15.0% per annum, requiring periodic interest payments and minimum amortization payments of $3,000,000 in the aggregate, which the Company made in the first half of 2020.

The Company entered into a second amendment agreement with the Noteholder in June 2020, whereby (i) $352,000 of outstanding principal of the $11.5M Note was converted into 1,900,000 shares of the Company’s common stock (which did not result in a material extinguishment gain or loss as the conversion price approximated the price of the Company’s common stock on the agreement date), and (ii) the Company and MMH issued a second amended and restated promissory note in the principal amount of approximately $8.8 million, comprised of the outstanding principal and unpaid interest balances of the $11.5M Note, plus an extension fee of approximately $330,000, bearing interest at a rate of 15.0% per annum and maturing in June 2022 (the “$8.8M Note”). In addition, the Company issued three-year warrants to the Noteholder to purchase up to 750,000 shares of common stock at an exercise price of $0.50 per share. The fair value of these warrants on the issuance date of approximately $66,000 was recorded as a discount to the $8.8M Note, and amortized to interest expense over the life of the $8.8M Note.

The Company made a required principal payment of $4,000,000 in July 2020 with a portion of proceeds of the Refinanced Mortgage previously discussed in Note 10 – Mortgages, and additional principal payments of $600,000 in the aggregate in calendar 2020. Accordingly, the carrying value of the $8.8M Note was approximately $4.2 million at December 31, 2020.

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

On or after the one-year anniversary of the $3.2M Note, upon twenty days prior written notice to the Noteholder, the Company can prepay all of the outstanding principal and unpaid interest of the $3.2M Note, along with a prepayment premium equal to 10.0% of the principal amount being prepaid. The Noteholder shall remain entitled to convert the $3.2M Note during such notice period. On or after the one-year anniversary of the $3.2M Note, the Noteholder has the right to require the redemption in cash of up to $125,000 of principal and unpaid interest thereon per calendar month.

In 2021, the Noteholder converted approximately $2.8 million of principal on the $3.2M Note into 8,033,296 shares of the Company’s common stock, reducing the carrying value of the $3.2M Note to approximately $400,000 at December 31, 2021. All note conversions were effected in accordance with the terms of their respective note agreements, and therefore the Company was not required to record a gain or loss on such conversions.

(45)

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

Promissory Notes Issued for Operating Liquidity

In April 2020, the Company entered into a note extension agreement (the “Initial Extension Agreement”) with the unaffiliated holder (the “Holding Party”) of a secured $6.0 million promissory note (the “$6.0M Note”) issued by the Company in 2019. The $6.0M Note bore interest at a rate of 13.0% per annum and required the payment of a service fee of $900,000 (the “Service Fee”).

Pursuant to the Initial Extension Agreement, (i) the $6.0M Note’s due date was extended to September 2020, and the $6.0M Note was modified to include unpaid accrued interest of $845,000 through the modification date and interest at a rate of 10.0% per annum (the “$6.8M Note”), and (iii) a new convertible note in the amount of $900,000 (the “$900k Note”) was issued evidencing the Service Fee, bearing interest at a rate of 12.0% per annum. The Company satisfied the $900k Note and accrued interest of $20,100 in full as of the June 2020 maturity date by the payment in July 2020 of $460,050 in cash, representing one-half of the principal and accrued interest, and the issuance in June 2020 of 2,525,596 shares of the Company’s common stock, in payment of the other half of the principal and accrued interest.

Prior to the issuance of the $6.0M Note, the Company raised $3.0 million from the issuance of a secured promissory note to the Holding Party in 2018, bearing interest at a rate of 10.0% per annum (the “$3.0M Note”). The maturity date of the $3.0M Note, initially in March 2020, was extended for an additional six months in accordance with its terms, with the interest rate increasing to 12.0% per annum during the extension period. Pursuant to the Initial Extension Agreement, the maturity date of the $3.0M Note was extended to December 2020.

(46)

The Company and the Holding Party entered into a second note extension agreement in October 2020 (the “Second Extension Agreement”) whereby the Company (i) paid $1 million of principal and all outstanding accrued interest of approximately $333,000 on the $6.8M Note; (ii) issued an amended and restated senior secured promissory note in the principal amount of $5,845,000 (the “$5.8M Note”) to replace the $6.8M Note; and (iii) amended and restated the $3M Note (the “New $3.0M Note”, and together with the $5.8M Note, the “Amended Notes”). The Amended Notes bore interest at a rate of 12.0% per annum with initial maturity dates in September 2022.

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

Promissory Notes Issued to Purchase Commercial Vehicles

In August 2020, the Company entered into a note agreement with First Citizens’ Federal Credit Union for the purchase of a commercial vehicle. The note bears interest at a rate of 5.74% per annum and matures in July 2026. At December 31, 2021 and 2020, the balance of this note approximated $26,000 and $30,000, respectively, of which approximately $5,000 was current in both periods.

In June 2021, the Company entered into a note agreement with Ally Financial for the purchase of a second commercial vehicle. The note bears interest at the rate of 10.0% per annum and matures in May 2027. At December 31, 2021, the balance of this note approximated $33,000, of which approximately $5,000 was current.

Promissory Note Issued by MMH

In September 2020, the Company paid down $500,000 of principal on a $1,000,000 promissory note (the “$1.0M Note”) issued by MMH in 2019 to an unaffiliated party. At December 31, 2020, $500,000 of principal on the $1.0M Note remained outstanding.

In March 2021, the Company paid interest on the $1.0M Note of $200,000, and utilizing a portion of the proceeds from the Hadron transaction discussed in Note 12 – Mezzanine Equity, paid off remaining principal of $500,000.

At December 31, 2021, the Company was carrying an accrued interest balance of approximately $125,000 to cover interest due on the $1.0M Note as of such date.

Other Promissory Note Issuances

In addition to the above transactions, at the start of 2020, the Company was carrying $3,190,000 of principal on promissory notes bearing interest at rates ranging from 6.5% to 18.0% per annum (the “Existing Notes”). During 2020, the Company (i) raised approximately $2,147,000 from the issuance of new promissory notes bearing interest at interest rates of 12.0% and 15.0% per annum (the “New 2020 Notes”), (ii) repaid $2,100,000 of the Existing Notes, (iii) retired $500,000 of the Existing Notes through the issuance of common stock at a conversion price equal to the market price of the Company’s common stock on the conversion date of $0.32 per share, and (iv) repaid $700,000 of the New 2020 Notes. Accordingly, the remaining balance on the Existing Notes and New 2020 Notes approximated $2,037,000 in the aggregate at December 31, 2020. This balance along with accrued interest through the repayment date of approximately $200,000 were fully paid down in March 2021 utilizing a portion of the proceeds from the Hadron transaction discussed in Note 13 – Mezzanine Equity.

(47)

Debt Maturities

As of December 31, 2021, the aggregate scheduled maturities of the Company’s total debt outstanding were:

2022	$1,410,222
2023	1,032,523
2024	670,613
2025	717,209
2026	760,988
Thereafter	14,080,474
Total	$18,672,029

NOTE 12 – DEBENTURES PAYABLE

In a series of transactions from the period October 2018 through February 2020, the Company sold an aggregate of $21.0 million of convertible debentures (the “$21M Debentures”) to an unaffiliated investor pursuant to an amended securities purchase agreement. The following table as of December 31, 2021 summarizes the purchase dates and selected terms of each debenture agreement that comprised the $21M Debentures:

Issue Date	Maturity Date	Initial Principal	Interest Rate	Issue Discount	Warrant Discount	Beneficial Conversion Feature
10/17/18	10/16/20	$5,000,000	6.0%	1.0%	$457,966	$1,554,389
11/07/18	11/06/20	5,000,000	6.0%	1.0%	599,867	4,015,515
05/08/19	05/07/21	5,000,000	6.0%	1.0%	783,701	2,537,235
06/28/19	06/27/21	2,500,000	0.0%	7.0%	145,022	847,745
08/20/19	08/19/21	2,500,000	0.0%	7.0%	219,333	850,489
02/21/20	02/20/21	1,000,000	6.5%	6.5%	28,021	379,183

As of December 31, 2021, the holder of the $21M Debentures (the “Holder”) had converted all of the $21M Debentures into the Company’s common stock at conversion prices equal to 80.0% of a calculated average of the daily volume-weighted price preceding the date of conversion. Specifically, over the life of the $21M Debentures, the Holder converted, in several transactions, an aggregate of $21.0 million of principal and approximately $836,000 of accrued interest into 92,704,035 shares of common stock at conversion prices ranging from $0.11 to $3.06 per share. Of these conversions, (i) during 2020, an aggregate of $9.7 million of principal and approximately $365,000 of accrued interest was converted into 77,766,559 shares of common stock at conversion prices ranging from $0.11 and $0.34 per share, and (ii) during 2021, an aggregate of $1.3 million of principal and approximately $56,000 of accrued interest was converted into 4,610,645 shares of common stock at a conversion price of $0.29 per share.

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

(48)

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

During 2020, amortization of the beneficial conversion features, after adjustment for the aforementioned conversions, approximated $3.2 million; amortization of the warrant discounts approximated $805,000; amortization of original issue discounts approximated $321,000; and interest expense approximated $224,000. At December 31, 2020, the aggregate outstanding principal balance of the $21M Debentures was $1.3 million. Also on such date, the unamortized balances of the beneficial conversion features, the warrant discounts, and original issue discounts were approximately $177,000, $39,000, and $52,000, respectively. Accordingly, at December 31, 2020, the carrying value of the $21M Debentures approximated $1,032,000, all of which was current.

During 2021, amortization of the beneficial conversion features, after adjustment for the aforementioned conversions, approximated $177,000; amortization of the warrant discounts approximated $39,000; amortization of original issue discounts approximated $52,000; and interest expense approximated $1,000.

(49)

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

(50)

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

Of the $23.0 million of proceeds received by the Company in March 2021, approximately (i) $7.8 million was designated to fund construction and upgrades of certain of the Company’s owned and managed facilities, which was expended in 2021, and (ii) $15.2 million was used to pay down debt and obligations, comprised of principal and interest on the $4.4M Notes, the $1.0M Note, the New $3.0M Note, the $5.8M Note, the Existing Notes, the New 2020 Notes (all referred to in Note 11 – Promissory Notes), and a portion of the Due To Related Parties balance discussed in Note 19 – Related Party Transactions.

A portion of the balance of the facility is available to fund the Kind acquisition previously discussed in Note 3 – Acquisitions, provided such acquisition is consummated, including obtaining the necessary regulatory approvals, no later than the end of 2022. Such funds shall be provided by Hadron on the same aforementioned terms as the initial proceeds.

Provided that as at least 50.0% of the shares of Series C convertible preferred stock remain outstanding, the holders shall have the right to appoint one observer to the Company’s board and to each of its board committees, and appoint a member to the Company’s board if and when a seat becomes available, at which time the observer roles shall terminate.

The transaction imposes certain covenants on the Company with respect to the incurrence of new indebtedness, the issuance of additional shares of any designation of preferred stock, and the payment of distributions.

(51)

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

In 2021 and 2020, the Company granted 11,374 and 109,210 shares of common stock, respectively, to an employee for services in lieu of salary. The fair value of these shares of approximately $9,000 in 2021 and $21,000 in 2020 was charged to compensation expense. Of the shares granted in 2020, 11,413 shares, with a fair value of approximately $5,000, were yet to be issued at December 31, 2020, and were included in Common Stock Subscribed But Not Issued on the balance sheet at that date.

In 2021, the Company granted 245,217 shares of restricted common stock to three employees. The fair value of these restricted shares of approximately $226,000 was charged to compensation expense. No shares of restricted common stock were issued in 2020.

In 2021 and 2020, the Company issued 71,691 and 4,400,000 shares of common stock, respectively, to settle obligations of $51,000 and approximately $699,000, respectively. Based on the price of the Company’s common stock on the settlement dates, the Company incurred non-cash losses of approximately $2,500 in 2021 and $45,000 in 2020, which were reflected under Loss On Obligations Settled with Equity on the statement of operations for each period.

In 2021, the Company issued (i) 1,125,000 shares of common stock valued at approximately $1,016,000 in exchange for consulting services, and (ii) 109,308 shares valued at approximately $92,000 to pay for licensing fees. No such services or fees were paid with common stock in 2020.

In 2021, 79,815 shares of common stock were returned to the Company from the adjustment of a previously converted debenture. In 2020, 90,000 shares of common stock granted to employees and 1,297,447 shares of common stock issued from the exercise of stock options by a related party, were returned by the holders of such common stock.

In 2021, the Company issued 750,000 shares of common stock as part of the purchase price for land and buildings located in Metropolis, IL. No stock was issued to purchased fixed assets in 2020.

In 2021 and 2020, the Company issued 11,413 and 3,236,857 shares of common stock, respectively, associated with previously issued subscriptions on common stock with a value of approximately $5,000 and $1,168,000, respectively.

As previously disclosed in Note 3 – Acquisitions, the Company issued 100,000 shares of common stock as part of the purchase price to acquire the remaining 30.0% ownership interest of MediTaurus.

As previously disclosed in Note 11 – Promissory Notes, the Company issued (i) 1,900,000 shares of common stock in 2020 to extinguish $352,000 of principal on the $11.5M Note, (ii) 2,525,596 shares common stock in 2020 upon the conversion of $460,050 of principal and interest on the $900k Note, (iii) 1,739,759 shares of common stock in 2020 to retire $500,000 of the Existing Notes, (iv) 3,365,972 shares of common stock in 2021 upon the conversion of approximately $1,010,000 of principal and interest on the $8.8M Note, (v) 8,033,296 shares of common stock in 2021 upon the conversion of approximately $2,812,000 of principal on the $3.2M Note,

As previously disclosed in Note 12 – Debentures Payable, the holder of the $21M Debentures converted (i) approximately $10.1 million of principal and interest in 2020 into 77,766,559 shares of common stock, and (ii) approximately $1.4 million of principal and interest in 2021 into 4,610,645 shares of common stock.

As further disclosed in Note 15 – Options, in 2021 and 2020, 277,373 and 550,000 shares of common stock, respectively, were issued in connection with the exercise of stock options.

As further disclosed in Note 16 – Warrants, warrants to purchase 980,062 shares of common stock were exercised in 2021. No warrants were exercised in 2020.

Common Stock Issuance Obligations

At December 31, 2020, the Company was obligated to issue 11,413 shares of common stock, valued at approximately $5,000, in connection with stock grants to an employee. These shares were issued in February 2021. The Company had no such obligation at December 31, 2021.

(52)

NOTE 15 – STOCK OPTIONS

During 2021, the Company granted three- and five-year options to purchase up to 30,873,921 shares of common stock at exercise prices ranging from $0.30 to $1.00 per share. The fair value of these options of approximately $18,690,000 in the aggregate is being amortized to compensation expense over the respective option vesting periods, of which approximately $12,281,000 was amortized in 2021. Additionally, compensation expense in 2021 for options issued in previous years, and continuing to be amortized over their respective vesting periods, approximated $235,000.

During 2020, five-year options to purchase up to 4,494,500 shares of common stock were issued to employees at exercise prices ranging from $0.14 to $0.30 per share. The fair value of these options of approximately $501,000 in the aggregate is being amortized to compensation expense over their respective vesting periods, of which approximately $282,000 was amortized in 2020. Additionally, compensation expense in 2020 for options issued in previous years, and continuing to be amortized over their respective vesting periods, approximated $801,000.

During 2021, options to purchase 496,000 shares of common stock were exercised at prices ranging from $0.14 to $0.63 per share. Of these exercised options, 325,000 were exercised on a cashless basis with the exercise prices paid via the surrender of 218,627 shares of common stock.

During 2019, options to purchase 3,667,499 shares of common stock were exercised at prices ranging from $0.8 to $0.77 per share. Of these exercised options, 2,167,499 were exercised on a cashless basis with the exercise prices paid via the surrender of 405,691 shares of common stock.

During 2021 and 2020, options to purchase 362,000 and 200,000 shares of common stock, respectively, were forfeited or expired, resulting in an aggregate reduction of amortized compensation expense of approximately $42,000 in 2021 and $113,000 in 2020.

Stock options outstanding and exercisable as of December 31, 2021 were:

Exercise Price	Shares Under Option		Remaining Life
per Share	Outstanding	Exercisable	in Years
$0.140	80,000	80,000	3.52
$0.149	500,000	500,000	4.00
$0.169	200,000	200,000	3.87
$0.225	2,000,000	1,437,500	3.86
$0.250	50,000	50,000	3.17
$0.250	20,000	20,000	3.41
$0.250	50,000	25,000	3.82
$0.250	800,000	800,000	3.87
$0.250	80,000	80,000	3.90
$0.300	398,000	398,000	3.25
$0.417	900,000	900,000	2.98
$0.505	100,000	75,000	4.01
$0.505	800,000	300,000	4.03
$0.590	15,000	15,000	2.93
$0.690	15,000	-	4.92
$0.693	500,000	-	4.94
$0.700	650,000	50,000	4.92
$0.740	520,000	425,625	4.33
$0.755	1,050,000	550,000	4.98
$0.770	200,000	200,000	1.00
$0.800	25,000	-	4.89
$0.830	287,000	215,250	4.23
$0.830	600,000	150,000	4.41
$0.840	878,921	600,000	4.54
$0.840	99,000	39,600	4.59
$0.850	90,000	41,250	4.45
$0.850	72,500	-	4.88
$0.870	250,000	-	5.00
$0.880	11,550,000	5,925,000	4.52
$0.880	15,000	625	4.62
$0.880	410,000	-	4.84
$0.890	10,000	2,500	4.06
$0.892	40,000	20,000	4.05
$0.895	25,000	18,750	4.07
$0.898	11,250,000	5,625,000	4.75
$0.900	50,000	50,000	1.36
$0.910	50,000	50,000	0.81
$0.920	300,000	18,750	4.51
$0.928	500,000	100,000	4.61
$0.950	50,000	50,000	1.00
$0.970	100,000	75,000	4.45
$0.983	145,000	36,250	4.49
$0.990	500,000	-	4.72
$0.992	300,000	300,000	2.74
$1.000	15,000	15,000	2.46
$1.000	125,000	125,000	2.84
$1.350	100,000	100,000	1.58
$1.950	375,000	375,000	1.50
$2.320	100,000	100,000	1.69
$2.450	2,000,000	2,000,000	0.98
$2.500	100,000	100,000	1.65
$2.650	200,000	200,000	1.73
$2.850	56,250	56,250	0.95
$2.850	100,000	100,000	1.95
$3.000	25,000	25,000	1.96
$3.725	100,000	100,000	1.94
	39,821,671	22,720,350

(53)

NOTE 16 – WARRANTS

During 2021, the Company issued warrants to Hadron to purchase up to 15,540,540 shares of common stock at an exercise price of $1.087 per share, expiring four years from issuance, as part of the Hadron transaction previously discussed in Note 13 – Mezzanine Equity. The fair value of these warrants on the issuance date of approximately $9.5 million was allocated to the warrant of the $23.0 million of proceeds from the Hadron transaction and recorded in additional paid in capital. Also during 2021, the Company issued warrants to purchase up to 2,100,000 shares of common stock at exercise prices ranging from $0.50 to $0.83 per share, expiring three and five years from issuance. The fair value of these warrants on their issuance dates approximated $1,487,000 in the aggregate which was charged to compensation expense.

During 2020, in conjunction with the $21M Debentures discussed in Note 12 – Debentures Payable, the Company issued three-year warrants to purchase up to 180,000 shares of common stock at an exercise price of $0.75 per share. Also during 2020, as discussed in Note 11– Promissory Notes, (i) in conjunction with the $8.8M Note, the Company issued three-year warrants to purchase up to 750,000 shares of common stock at an exercise price of $0.50 per share, and (ii) in consideration of the Second Extension Agreement, the Company issued four-year warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The fair value of these warrants on their issuance dates approximated $639,000 in the aggregate, of which approximately $10,000 was amortized to interest expense in the period and the remainder to be amortized over the terms of the respective debt instruments.

During 2021, warrants to purchase 1,237,500 shares of common stock were exercised at exercise prices ranging from $0.11 to $0.55 per share. Of these exercised warrants, 437,500 were exercised on a cashless basis with the exercise prices paid via the surrender of 257,438 shares of common stock. No warrants were exercised in 2020.

During 2021, warrants to purchase 6,968,637 shares of common stock with exercise prices ranging from $0.90 to $5.50 per share were forfeited or expired. During 2020, warrants to purchase 817,939 shares of common stock with exercise prices ranging from $0.40 to $2.25 per share were forfeited or expired.

At December 31, 2021 and 2020, warrants to purchase up to 26,351,571 and 16,917,168 shares of common stock, respectively, were outstanding with exercise prices ranging from $0.11 to $5.50 per share across both periods.

NOTE 17 – REVENUES

For the years ended December 31, 2021 and 2020, the Company’s revenues were comprised of the following major categories:

	2021	2020
Product sales - retail	$82,127,513	$28,980,763
Product sales - wholesale	26,118,751	10,419,963
Real estate rentals	6,548,047	6,776,697
Management fees	3,078,925	1,481,897
Supply procurement	2,107,969	1,549,856
Licensing fees	1,482,648	1,684,792
Other	305	1,183
Total revenues	$121,464,158	$50,895,151

For the years ended December 31, 2021 and 2020, revenues from two clients represented 11% and 20%, respectively, of total revenues.

(54)

NOTE 18 – BAD DEBTS

The Company maintains two types of reserves to address uncertain collections of amounts due—an allowance against trade accounts receivable (the “AR Allowance”), and a reserve against cash advanced by the Company to its cannabis-licensed clients for working capital purposes (the WC Reserve”).

During 2021, the Company increased (i) the AR Allowance by $1,400,000, as a general reserves against aging receivable balances, and (ii) the WC Reserve by approximately $462,000, to reserve the working capital balance of Harvest. During 2020, the Company increased (i) the AR Allowance by $500,000, which was comprised of increases to the specific allowances against Kind and Harvest receivables of approximately $790,000 and $76,000, respectively, offset by a reduction to the general allowance of approximately $366,000, and (ii) the WC Reserve by approximately $482,000, to reserve the working capital balance of Harvest. The increases to the AR Allowance and WC Reserve were charged to Bad Debts on the statement of operations for the year ended December 31, 2020

NOTE 19 – INCOME TAXES

At December 31, 2021 and 2020, the Company’s cumulative federal net operating losses were approximately $24.0 million and $10.6 million, respectively. At December 31, 2021, the Company recorded a provision for income taxes of approximately $16.2 million, due in part to the aforementioned impact of Section 280E of the Internal Revenue Code, which prohibits the deduction certain ordinary business expenses. At December 31, 2020, no income tax provision was recorded.

The reconciliations between the Company’s effective tax rates and the statutory tax rate for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
U.S federal taxes at the statutory rate	21.0%	21.0%
State taxes net of federal benefit	16.5%	46.0%
Section 280E adjustment	14.7%	43.6%
Stock based compensation	10.5%	30.0%
Other	0.9%	(1.0)%
Valuation allowance	0.0%	(93.6)%
Total	63.6%	46.0%

The approximate income tax effect of the Company’s loss carryforwards and temporary differences at December 31, 2021 and 2020 were as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$6,981,492	2,235,987
Allowance for doubtful accounts	11,810,425	11,400,555
Stock compensation	2,556,946	2,758,541
Loss on equity investments	8,632,902	8,629,490
Goodwill writeoffs	1,262,877	1,138,419
Change in fair value of investments	598,957	282,291
Lease payments	170,543	151,936
Reserves	147,982	-
Deferred tax liabilities:
Depreciation	(2,520,188)	(1,717,596)
Real estate revenue	(999,739)	(997,590)
Net deferred tax asset	28,642,197	23,882,033
Valuation allowance	(28,642,197)	(23,882,033)
Total	$-	$-

(55)

Federal net operating losses carryforward indefinitely, subject to an annual limitation of 80% of taxable income, while state net operating losses expire at various dates beginning in 2031. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under IRC Section 382. The Company recorded a valuation allowance against its net deferred tax assets at December 31, 2021 and 2020 due to the uncertainty regarding the realization of such assets. The Company’s assessment of the realization of its deferred tax assets of future periods may differ in light of changing circumstances.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2017 through 2020.

(56)

NOTE 20 – RELATED PARTY TRANSACTIONS

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

In December 2021, the CEO and CFO each exercised options to purchase 100,000 shares of common stock on a cashless basis. The exercise price of $0.63 per share was paid via the surrender by each individual of 73,256 shares of common stock. Also in this month, an independent board member allowed to expire options to purchase up to 100,000 of commons stock at an exercise price of $0.63 per share.

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

The Company’s corporate offices are leased from an entity in which the Company’s CFO has an investment interest. This lease expires in October 2028 and contains a five-year extension option. In 2021 and 2020, expenses incurred under this lease approximated $156,000 in both years.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s COO. The aggregate purchases from this entity in 2021 and 2020 approximated $4.9 million and $2.5 million, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the Company’s COO and its SVP of Sales under a royalty agreement. This agreement was amended effective January 1, 2021 whereby, among other modifications, the royalty percentage changed from 2.5% on all sales of Betty’s Eddies products to (i) 3.0% and 10.0% of wholesale sales of existing products within the product line if sold directly by the Company, or licensed by the Company for sale by third-parties, respectively, and (ii) 0.5% and 1.0% of wholesale sales of future developed products within the product line if sold directly by the Company, or licensed by the Company for sale by third-parties, respectively. The aggregate royalties due to this entity in 2021 and 2020 approximated $266,000 and $615,000, respectively.

In 2021 and 2020, one of the Company’s majority owned subsidiaries paid aggregate distributions of approximately $44,000 and $30,000, respectively, to the Company’s CEO and CFO, who own minority equity interests in such subsidiary. In 2021, another of the Company’s majority owned subsidiaries paid distributions of approximately $7,000 to a current employee who owns a minority equity interest in such subsidiary.

In 2021 and 2020, the Company purchased fixed assets and consulting services of approximately $836,000 and $938,000, respectively, in the aggregate from two entities owned by two of the Company’s general managers.

In 2021 and 2020, the Company purchased fixed assets of approximately $642,000 and $182,000 from an entity owned by an employee.

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

(57)

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

The details of the Company’s operating lease agreements are as follows:

●	Delaware – 4,000 square feet of retail space in a multi-use building under a five-year lease that expires in April 2027 that the Company has developed into a cannabis dispensary which is subleased to its cannabis-licensed client.

●	Delaware – a 100,000 square foot warehouse, of which the Company developed 60,000 square feet into a cultivation facility, and is developing the remaining space into processing facility, subleased to its cannabis-licensed client. The lease expires in March 2030, with an option to extend the term for three additional five-year periods.

●	Delaware – a 12,000 square foot premises which the Company developed into a cannabis production facility with offices, and is subleases to its cannabis-licensed client. The lease expires in January 2026 and contains an option to negotiate an extension at the end of the lease term.

●	Nevada – 10,000 square feet of an industrial building that the Company has built-out into a cannabis cultivation facility and plans to rent to its cannabis-licensed client under a sublease which will be coterminous with this lease expiring in 2024.

●	Massachusetts – 10,000 square feet of office space which the Company utilizes as its corporate offices under a lease with a related party expiring in 2028, with an option to extend the term for an additional five-year period.

●	Maryland – a 2,700 square foot two-unit apartment under a lease that expires in July 2022.

The Company leases machinery and office equipment under finance leases that expire in February 2022 through June 2024 with such terms being a major part of the economic useful life of the leased property.

The components of lease expense for the year ended December 31, 2021 were as follows:

Operating lease cost	$1,097,620

Finance lease cost:
Amortization of right-of-use assets	$32,683
Interest on lease liabilities	5,088
Total finance lease cost	$37,771

The weighted average remaining lease term for operating leases is 7.4 years, and for the finance leases is 2.0 years. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was between 7.5% to 12.0% for all leases.

Future minimum lease payments as of December 31, 2021 under all non-cancelable leases having an initial or remaining term of more than one year were:

	Operating Leases	Finance Leases
2021	$1,132,909	$27,123
2022	1,119,003	23,201
2023	1,049,635	3,229
2024	1,025,054	-
2025	969,584	-
Thereafter	2,611,297	-
Total lease payments	7,907,482	$53,553
Less: imputed interest	(2,262,546)	(3,975)
	$5,644,936	$49,578

In November 2021, the Company entered into lease agreements for six retail properties, each with square footage between 4,000 and 6,000 square feet, in the state of Ohio (each an “Ohio Lease” and collectively the “Ohio Leases”). Each Ohio Lease has an initial lease period of eleven months, with a minimum rent of $31.00 per square foot which increases 3.0% annually.

Should the Company be awarded one or more cannabis licenses by the state of Ohio prior to the end of the initial lease period, it can extend the term of one or more of the Ohio Leases to ten years (with two additional five-year options to extend) upon the payment of $50,000 for each extended Ohio Lease, and develop the premises of such extended lease(s) into a cannabis dispensary. As of December 31, 2021, the lease terms of the Ohio Leases were all less than one year, and accordingly the Company was not required to record a right-of-use asset and corresponding lease liability on its balance sheet. The future lease payments of the Ohio Leases are excluded from the table of future minimum lease payments shown above.

(58)

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

In August 2021, the fair value of the warrants of approximately $776,000 was charged to compensation expense, and the Company reversed its accrual of approximately $1,043,000

Maryland Litigation

As previously disclosed in Note 3 – Acquisitions, the members of Kind had sought to renege on the parties’ original agreement to a partnership/joint venture made in 2016 and subsequent MOU. The Company engaged with the members of Kind in good faith in an attempt to reach updated terms acceptable to both parties, however the members of Kind failed to reciprocate in good faith, resulting in an impasse. Incrementally, both parties through counsel further sought to resolve the impasse, however such initiative resulted in both parties commencing legal proceedings.

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

At the time the Complaint and Counterclaims were filed, both parties, the Company (including its subsidiaries Mari-MD and MariMed Advisors Inc.) and Kind, brought motions for a temporary restraining order and a preliminary injunction. By Opinion and Order entered on November 21, 2019, the Court denied both parties motions for a temporary restraining order. In its opinion, the Court specifically noted that, contrary to Kind’s allegations, the MSA and the Lease “appear to be independent, valid and enforceable contracts.”

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

In December 2020, the Court entered a Preliminary Injunction Order, accompanied by a Memorandum Opinion, denying Kind’s motion for a preliminary injunction (which Kind had withdrawn at the conclusion of the hearing) and granting the Company’s request for preliminary injunction. The Court determined that the Company is likely to succeed with respect to the validity and enforceability of the MSA and the LMA, that the Company would suffer substantial and irreparable harm without the preliminary injunction, and that the balance of convenience and public interest both warranted the issuance of a preliminary injunction in the Company’s favor. The Court ordered, inter alia, that the MSA and LMA are in effect pending judgment after trial on the merits, and that Kind and its members, and their attorneys, agents, employees, and representatives, are prohibited from (a) interfering with the Company’s duties and responsibilities under the MSA and (b) withdrawing funds, making any distribution, paying any loans, returning any capital, or making any payment towards a debt from any Kind bank or other financial account(s) without written consent of the Company or Order of the Court, thereby preserving the Company’s management of Kind’s operations and finances at least through the jury trial currently scheduled to begin on March 28, 2022. Further, the Court ordered Kind to pay management and licensing fees to the Company beginning January 1, 2021. Kind has noted an appeal of the Order to the Maryland Court of Special Appeals, which the Court denied in December 2021, leaving the preliminary injunction order in effect.

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

In March 2021, the Kind parties filed motions to modify the preliminary injunction order or, alternatively, for direction from the Court based on Kind’s claim to have terminated the MSA. In September 2021, the court denied the motion to modify the preliminary injunction and granted, in part, the motion for direction, but only with respect to Kind’s request to pay litigation costs. The preliminary injunction remains in full effect, and the Company filed a petition for civil contempt against the Kind parties for interfering with the Company’s management of Kind. The contempt petition is currently pending.

On December 31, 2021, the parties to the foregoing Maryland litigation entered into a global Confidential Settlement and Release Agreement, along with the parties to the DiPietro lawsuit (described below). Also on such date, as previously discussed in Note 3 -- Acquisitions in this report, the Company entered into (i) a membership interest purchase agreement with the members of Kind to acquire 100% of the equity ownership of Kind, and (ii) a membership interest purchase agreement with one of the members of Kind to acquire such member’s entire equity ownership interest Mari-MD and Mia.

On January 4, 2022, the Maryland court entered an order staying the litigation and rescheduling the jury trial to October 24, 2022, to November 4, 2022, in the event the transactions contemplated by the Confidential Settlement and Release Agreement are not consummated. Otherwise, simultaneous with the closing of the transactions contemplated by the Confidential Settlement and Release Agreement, the foregoing Maryland litigation will be dismissed with prejudice, along with the DiPietro lawsuit.

In the event the transactions contemplated by the Confidential Settlement and Release Agreement are not consummated, the Company intends to aggressively prosecute and defend the action.

DiPietro Lawsuit

In August 2020, Jennifer DiPietro, directly and derivatively on behalf of Mari-MD and Mia, commenced a suit against the Company’s CEO, CFO, and wholly-owned subsidiary MariMed Advisors Inc. (“MMA”), in Suffolk Superior Court, Massachusetts.

(59)

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

On December 31, 2021, the parties to the foregoing Massachusetts litigation entered into a global Confidential Settlement and Release Agreement, along with the parties to the Maryland lawsuit described above. Because the Massachusetts litigation involves derivative claims, the Massachusetts Superior Court must approve the parties’ proposed dismissal of those claims. The parties to the Massachusetts litigation have filed a joint motion seeking to dismiss the derivative claims. Simultaneous with the closing of the transactions contemplated by the Confidential Settlement and Release Agreement, all direct claims in the foregoing Massachusetts litigation will be dismissed with prejudice, along with the Maryland lawsuit.

In the event the transactions contemplated by the Confidential Settlement and Release Agreement are not consummated, the Company believes that the allegations of the complaint in the foregoing Massachusetts litigation are without merit and intends to defend the case vigorously. The Company’s counterclaim seeks monetary damages from DiPietro, including the Company’s legal fees in the Maryland lawsuit.

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

In January 2022, the Company, at the request of the Liquidating Plan administrator for the OGGUSA Debtors, executed a written release of claims, if any, of the Company against Huron Consulting Group (“Huron”), a financial consulting and management company retained by the senior lender of the OGGUSA Debtors to perform loan management services for the lender and OGGUSA Debtors prior to and during their Chapter 11 bankruptcy cases. Such release was executed in connection with a comprehensive settlement agreement between the OGGUSA Debtors and Huron. In consideration for the Company’s execution of the release, Huron paid an additional $40,000 to the bankruptcy estates of the OGGUSA Debtors to be included in the funds to be distributed to creditors, including the Company.

As of the date of this filing, there is still insufficient information as to what portion, if any, of the Company’s allowed claim will be paid upon the completion of the liquidation of the remaining assets of the OGGUSA Debtors.

(60)

NOTE 22 – SUBSEQUENT EVENTS

Acquisition

In January 2022, the Company entered into a stock purchase agreement to acquire 100% of the ownership interests of Green Growth Group Inc., an entity that has been awarded a craft grow cannabis license issued by the Illinois Department of Agriculture (“IDA”) for cultivation, production, and transporting of cannabis and cannabis-infused products in Illinois. The purchase price of $3,400,000 shall be comprised of $1,900,000 in cash and shares of the Company’s common stock valued at $1,500,000. The acquisition is conditioned upon the approval by the IDA, among other closing conditions, which is expected to occur by July 2022.

Property Purchase

In January 2022, the Company entered into an agreement to purchase a 30-acre parcel of land located in Mt. Vernon, IL containing a 33,000 square foot manufacturing facility and a 13,000 square foot storage warehouse, in exchange for $1,495,000 in cash. Upon execution of the agreement, the Company provided a deposit of $100,000 to the seller. The transaction is expected to close in the second quarter of 2022, after the Company has performed a complete inspection and feasibility review. If such review determines that the premises will not satisfy the Company’s requirements, the Company shall have the right to terminate the agreement with no other obligation other than the loss of the deposit.

Return on Investment

In February 2022, the Company received 121,968 shares of common stock of WM Technology, Inc. (Nasdaq: MAPS), a technology and software infrastructure provider to the cannabis industry. The shares were received for no consideration, and represent the Company’s pro rata share of additional consideration received by MRSVP pursuant to the asset purchase agreement previously discussed in Note 4 – Investments.

Promissory Note Conversion

In February 2022, the noteholder of the $3.2M Note converted $400,000 of principal into 1,142,858 shares of the Company’s common stock. Such conversion was effected in accordance with the terms of the note agreement, and therefore the Company was not required to record a gain or loss upon conversion. Upon this conversion, the $3.2M Note no longer had an outstanding balance and was fully retired.

Cannabis License

In February 2022, the Company was notified that it was awarded a cannabis dispensary license from the state of Ohio, and is awaiting the final verification process to be completed by the state.

Equity Transactions

Subsequent to December 31, 2021, (i) options to purchase 10,000 shares of common stock were exercised at an exercise price of $0.30 per share.

(61)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021 (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s CEO and CFO assessed the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this assessment, the CEO and CFO used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, the CEO and CFO have concluded that, as of December 31, 2021, its internal control over financial reporting was not effective due to the lack of a formalized and complete set of policy and procedure documentation evidencing the Company’s system of internal controls over financial reporting (“Lack of Formal Documentation”). Such Lack of Formal Documentation is not uncommon in a company of the Company’s size due to personnel and financial limitations.

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

Changes in Internal Control over Financial Reporting

Over the past several years, the Company implemented significant measures to remediate past instances of ineffectiveness of the Company’s internal control over financial reporting, The remediation measures consisted of the engagement of accounting consultants as needed to provide expertise on specific areas of the accounting guidance, the hiring of individuals with appropriate experience in internal controls over financial reporting, and the modification to the Company’s accounting processes and enhancement to the Company’s financial control. Further, the Company expanded its board of directors to include a majority of independent disinterested directors; established an audit, compensation, and corporate governance committee of the board of directors; and adopted a formal policy with respect to related party transactions.

Other than as described above, there was no change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

Pursuant to rules of the SEC that permit the Company to provide only its management’s report in this annual report on Form 10-K, an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is not included in this Form 10-K.

ITEM 9B. OTHER INFORMATION.

None.

(62)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of to the Company’s directors and executive officers. to the Company’s directors are elected annually and serve until the next annual meeting of stockholders.

Name	Age	Position
Robert Fireman	73	President, Chief Executive Officer, and Chairman
Jon R. Levine	57	Chief Financial Officer, Treasurer, Secretary, and Director
Eva Selhub, M.D. (4) (5)	54	Director
David Allen (1) (5)	67	Director
Edward Gildea (2) (3)	70	Director

(1)	Chairman of the Audit Committee.

(2)	Member of the Audit Committee.

(3)	Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee.

(4)	Member of the Compensation Committee.

(5)	Member of the Nominating and Corporate Governance Committee.

Set forth below is a brief description of the background and business experience of to the Company’s executive officers and directors:

Robert Fireman has served as the Company’s president and chief executive officer since 2017 and as a director since its formation. Mr. Fireman, and is a seasoned executive and an early pioneer and visionary in the cannabis industry. Under his leadership, the Company has applied for and been awarded legal cannabis licenses in multiple states and has overseen the development of state of the art, regulatory compliant cannabis cultivation, production, and retail facilities. Mr. Fireman was a founder and director of Consumer Card Marketing, Inc., a pioneer in the development of retail loyalty marketing programs for the supermarket and drug store industries that was sold to News America Marketing, a division of News Corp. Mr. Fireman has been a practicing attorney for over 30 years. Mr. Fireman’s legal acumen and entrepreneurial experience in diverse industries serve as tremendous assets in navigating the Company through the complex, regulated emerging cannabis industry. In addition, he draws on his experience in direct marketing and loyalty programs, identity security, hydroponic farming, medical billing, and many other consumer facing applications to benefit the challenges and issues facing the Company’s growth and success. Mr. Fireman’s experience in the emerging cannabis industry and his professional background make him well-qualified to serve as chairman of the Company’s board of directors (the “Board”).

Jon R. Levine has served as the Company’s chief financial officer, treasurer, and secretary since 2017 and has been a director since 2016. Mr. Levine has over ten years of experience in the cannabis industry. He possesses over 20 years of experience in commercial real estate development, management, and financial services. Mr. Levine was a partner at Equity Industrial Partners, a national commercial real estate management group. He also has past experience in banking at US Trust Bank as an asset-based lender, in the leasing industry with AT&T Financial Services, and with New Court Financial as a senior credit officer. Mr. Levine’s experience in the cannabis industry and his professional background make him an important part of the Company’s management team and make him well-qualified to serve as a member of the Board.

Eva Selhub, M.D. has been a director since September 2019. Dr. Selhub is a board-certified physician, speaker, scientist, executive leadership and performance coach, consultant in the field of corporate wellness and resilience, and an author. From August 1997 to November 2016, she served as an instructor and lecturer of medicine at Harvard Medical School. During this period, Dr. Selhub simultaneously held other positions at Tufts University, Massachusetts General Hospital, as well as other professional healthcare/medical organizations. From October 2006 to October 2017, she was a senior physician at Benson Henry Institute for Mind/Body Medicine at Massachusetts General Hospital. From August 2016 to present, she has been an adjunct scientist of neuroscience at Jean Mayer USDA Human Nutrition Research Center on Aging at Tufts University, one of six human nutrition research centers supported by the United States Department of Agriculture. Dr. Selhub received a Bachelor of Arts degree in anthropology from Tufts University in 1989 and her M.D. degree from Boston University School of Medicine in 1994. Dr. Selhub’s professional experience and background as a physician, scientist and in mind-body medicine allow her to make valuable contributions to the Board and provide expertise to serve as one of the Company’s directors.

(63)

David Allen has been a director since June 2019. He brings over 24 years of experience as a director, CEO and CFO of public companies. Mr. Allen presently serves as Chief Financial Officer of Iconic Brands, Inc. From April 2019 to November 2021, Mr. Allen served as Chief Financial Officer, board member, and audit committee chair of Iconic Brands, Inc. From May 2018 to April 2019, Mr. Allen served as Chief Financial Officer of Iconic Brands, Inc. From December 2014 to January 2018, Mr. Allen served as the Chief Financial Officer of WPCS International, Inc. From 2004 to 2017, Mr. Allen served as Chief Financial Officer of Bailey’s Express, Inc., a privately held trucking corporation, which filed for Chapter 11 bankruptcy in July 2017. Mr. Allen served as the Chapter 11 Plan Administrator for the bankruptcy case until December 2020, at which time the proceeding was closed. From June 2006 to June 2013, Mr. Allen served as the Chief Financial Officer and Executive Vice President of Administration at Converted Organics, Inc., after serving as audit committee chair of Converted Organics. Mr. Allen is currently an Assistant Professor of Accounting at Southern Connecticut State University (“SCSU”), a position he has held since 2017. For the 12 years prior, he was an Adjunct Professor of Accounting at SCSU and Western Connecticut State University. Mr. Allen is a licensed CPA and holds a bachelor’s degree in Accounting and a master’s degree in Taxation from Bentley College. Mr. Allen’s background as a director, CEO and CFO of public companies allows him to make valuable contributions to the Board.

Edward Gildea has been a director since the Company’s formation. Mr. Gildea is currently a partner in the law firm Fisher Broyles LLP, a position he has held since 2014. From 2006 to 2013, Mr. Gildea was President, Chief Executive Officer, and Chairman of Converted Organics Inc., a publicly held green technology company that manufactured and sold an organic fertilizer made from recycled food waste. Mr. Gildea contributes expertise in the areas of mergers & acquisitions, strategic planning, funding, business development, and executive leadership. Mr. Gildea received a B.A. from The College of the Holy Cross and a J.D. from Suffolk University Law School. Mr. Gildea’s executive business experience was instrumental in his selection as a member of the Board.

Family Relationships

None of the directors or executive officers are related by blood, marriage, or adoption.

Legal Proceedings

None.

Code of Ethics

The Company has adopted a code of ethics (the “Code of Ethics”) that applies to its principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics can be found on the Company’s website at https://bit.ly/MRMDethics. The Code of Ethics was designed with the intent to deter wrongdoing, and to promote the following:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

●	Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submit to, the Commission and in other public communications the Company makes

●	Compliance with applicable governmental laws, rules and regulations

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

●	Accountability for adherence to the code

(64)

Director Independence

The Board has determined that Messrs. David Allen and Edward Gildea, and Dr. Eva Selhub are independent and represent a majority of its members. In determining director independence, the Board applies the independence standards set by the Nasdaq Stock Market (“NASDAQ”). In applying these standards, the Company’s Board considers all transactions with the independent directors and the impact of such transactions, if any, on any of the independent directors’ ability to continue to serve on the Company’s Board.

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

Audit Committee.

The Audit Committee oversees the Company’s accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with auditors and audits of financial statements. Specifically, the Audit Committee’s responsibilities include the following:

●	selecting, hiring and terminating the Company’s independent auditors;

●	evaluating the qualifications, independence, and performance of the Company’s independent auditors;

●	approving the audit and non-audit services to be performed by the independent auditors;

●	reviewing the design, implementation and adequacy and effectiveness of the Company’s internal controls and critical policies;

●	overseeing and monitoring the integrity of the Company’s financial statements and its compliance with legal and regulatory requirements as they relate to its financial statements and other accounting matters;

●	with management and the Company’s independent auditors reviewing any earnings announcements and other public announcements regarding its results of operations; and

●	preparing the report that the SEC requires in the Company’s annual proxy statement.

A copy of the Audit Committee charter is available on the Company’s website at www.marimedinc.com.

Compensation Committee.

The Compensation Committee assists the Board in determining the compensation of the Company’s officers and directors. The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to Compensation Committee members established under 162(m) of the Code and Section 16(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Specific responsibilities include the following:

● approving the compensation and benefits of its executive officers;

● reviewing the performance objectives and actual performance of its officers; and

● administering its stock option and other equity and incentive compensation plans.

(65)

Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee assists the Board by identifying and recommending individuals qualified to become members of the Board. Specific responsibilities include the following:

●	evaluating the composition, size and governance of the Board and its committees and making recommendations regarding future planning and the appointment of directors to the Company’s committees;

●	establishing a policy for considering stockholder nominees to the Board;

●	reviewing the Company’s corporate governance principles and making recommendations to the Board regarding possible changes; and

●	reviewing and monitoring compliance with the Company’s code of ethics and insider trading policy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2021 or prior fiscal years.

Other than as set forth in the Delinquent Section 16(a) Reports section below, the Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms it has received, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Delinquent Section 16(a) Reports

Each of Robert Fireman and Jon Levine was not timely in the filing of one Form 4 during the fiscal year ended December 31, 2021 to report an option exercise in December 2021.

(66)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by the Company during the fiscal periods ended December 31, 2021 and 2020 to its chief executive officer and other most highly compensated executive officers whose compensation exceeded $100,000 for the year ended December 31, 2021.

Summary Compensation Table (1) (2)

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards (3)	All Other Compensation	Total
Robert Fireman	2021	$250,192	$-	$23,000	$6,253,226	$-	$6,526,418
President and CEO	2020	$31,486	$-	$-	$-	$-	$31,486

Jon R. Levine	2021	$237,981	$-	$23,000	$6,253,226	$-	$6,514,207
Chief Financial Officer	2020	$37,486	$-	$-	$-	$-	$37,486

Timothy Shaw	2021	$223,269	$-	$-	$1,563,307	$-	$1,786,576
Chief Operating Officer	2020	$158,139	$1,751	$-	$5,967	$-	$165,857

(1)	The compensation reported on the table does not include other personal benefits, the total value of which do not exceed $10,000.

(2)	Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3)	Amounts represent the fair value of option awards valued on grant date using the Black-Scholes pricing model and recognized over the vesting period for financial reporting purposes.

Stock Option Grants

The following table sets forth information as of December 31, 2021 concerning unexercised options, unvested stock and equity incentive plan awards for the officers named in the Summary Compensation Table.

Outstanding Equity Awards at Year Ended December 31, 2021

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert Fireman	2,500,000	2,500,000	-	$0.90	10/01/26
Robert Fireman	2,500,000	2,500,000	-	$0.88	07/09/26
Jon R. Levine	2,500,000	2,500,000	-	$0.90	10/01/26
Jon R. Levine	2,500,000	2,500,000	-	$0.88	07/09/26
Timothy Shaw	625,000	625,000	-	$0.90	10/01/26
Timothy Shaw	625,000	625,000	-	$0.88	07/09/26
Timothy Shaw	50,000	-	-	$0.30	03/31/25

(67)

Compensation of Directors

The compensation package for each of the three non-employee members of the Board is comprised of an annual grant of stock options to purchase up to 100,000 shares of the Company’s common stock with a five-year term at an exercise price equal to the fair value the Company’s common stock on the grant date, and cash compensation of $6,250 per quarter.

The following table sets forth information concerning the compensation paid to each of to the Company’s non-employee directors during 2021 for their services rendered as directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (4)	Total
Eva Selhub, M.D. (1)	$25,000	$0	$60,890	$85,890
David Allen (2)	$25,000	$0	$60,890	$85,890
Edward Gildea (3)	$25,000	$0	$60,890	$85,890

(1)	Dr. Selhub held 200,000 stock options at December 31, 2020.

(2)	Mr. Allen held 200,000 stock options at December 31, 2020.

(3)	Mr. Gildea held 300,000 stock options at December 31, 2020.

(4)	Amounts represent the fair value of option awards valued on grant date using the Black-Scholes pricing model and recognized over the vesting period for financial reporting purposes.

(68)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 16, 2022, certain information with respect to the beneficial ownership of common stock by (i) each of to the Company’s directors and executive officers; (ii) each person known to us who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount & Nature of Beneficial Owner		% of Class (2)
Robert Fireman	28,581,962	(3)	8.40%
Jon R. Levine	31,696,727	(4)	9.32%
Timothy Shaw	11,149,508	(5)	3.31%
Eva Selhub, M.D.	200,000	(6)	*
David Allen	200,000	(6)	*
Edward Gildea	529,391	(7)	*
All directors and executive officers as a group (six persons)	72,357,588	(8)	20.84%

*	Less than one percent.

(1)	The business address for each person named is c/o MariMed Inc., 10 Oceana Way, Norwood, MA 02062.

(2)	Calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934 whereby shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. The Company believes that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted. All percentages are determined based on 335,183,206 shares of common stock outstanding as of March 16, 2022.

(3)	Includes 5,000,000 currently exercisable stock options.

(4)	Includes 5,000,000 currently exercisable stock options and 6,684,640 shares of common stock held in a trust for the benefit of the Mr. Levine’s children. Mr. Levine’s spouse is the trustee of the trust. Mr. Levine disclaims beneficial ownership of the 6,684,640 shares held in trust for the purposes of section 13(d) or 13(g) of the Exchange Act.

(5)	Includes 1,300,000 currently exercisable stock options and 2,000,000 shares of common stock held in a trust for the benefit of Mr. Shaw’s children. Mr. Shaw’s spouse is the trustee of the trust. Mr. Shaw disclaims beneficial ownership of the 2,000,000 shares held in the trust for the purposes of section 13(d) or 13(g) of the Exchange Act.

(6)	Includes 200,000 currently exercisable stock options.

(7)	Includes 300,000 currently exercisable stock options

(8)	Includes 12,000,000 currently exercisable stock options

(69)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

In December 2021, the CEO and CFO each exercised options to purchase 100,000 shares of common stock on a cashless basis. The exercise price of $0.63 per share was paid via the surrender by each individual of 73,256 shares of common stock. Also in this month, an independent board member allowed to expire options to purchase up to 100,000 of commons stock at an exercise price of $0.63 per share.

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

The Company’s corporate offices are leased from an entity in which the Company’s CFO has an investment interest. This lease expires in October 2028 and contains a five-year extension option. In 2021 and 2020, expenses incurred under this lease approximated $156,000 in both years.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s COO. The aggregate purchases from this entity in 2021 and 2020 approximated $4.9 million and $2.5 million, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the Company’s COO and its SVP of Sales under a royalty agreement. This agreement was amended effective January 1, 2021 whereby, among other modifications, the royalty percentage changed from 2.5% on all sales of Betty’s Eddies products to (i) 3.0% and 10.0% of wholesale sales of existing products within the product line if sold directly by the Company, or licensed by the Company for sale by third-parties, respectively, and (ii) 0.5% and 1.0% of wholesale sales of future developed products within the product line if sold directly by the Company, or licensed by the Company for sale by third-parties, respectively. The aggregate royalties due to this entity in 2021 and 2020 approximated $266,000 and $615,000, respectively.

In 2021 and 2020, one of the Company’s majority owned subsidiaries paid aggregate distributions of approximately $44,000 and $30,000, respectively, to the Company’s CEO and CFO, who own minority equity interests in such subsidiary. In 2021, another of the Company’s majority owned subsidiaries paid distributions of approximately $7,000 to a current employee who owns a minority equity interest in such subsidiary.

The Company’s mortgages with Bank of New England, DuQuoin State Bank, and South Porte Bank are personally guaranteed by the Company’s CEO and CFO.

(70)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed for Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the independent registered public audit firm of M&K CPAs PLLC for the audit of the annual financial statements for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Audit fees (1)	$128,000	$97,279
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	2,500	1,500
Total accounting fees and services	$130,500	$98,779

(1)	Fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Fees for assurance and related services in connection with the performance of the audit or the review of the Company’s financial statements.

(3)	Fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	Fees for permissible work that does not fall within any of the aforementioned categories of audit fees, audit-related fees, or tax fees.

Pre-Approval Policy for Audit and Non-Audit Services

The audit committee pre-approves all audit and non-audit services before an accountant is engaged. All of the services rendered to the Company by its independent registered public auditors were pre-approved by the audit committee, and prior to the establishment of the audit committee, by the full board.

(71)

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

3. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on March 9, 2017 (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.4	Series C Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 1, 2021 (p)

3.1.5	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 25, 2017, effective as of May 1, 2017 (q)

3.1.6	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on September 24, 2021 (q)

3.2	By-Laws – Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC (h)

4.1.3	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC (i)

4.2	Second Amended and Restated Promissory Note, dated June 24, 2020, in the principal amount of $8,811,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (j)

4.3	Common Stock Purchase Warrant, dated June 24, 2020, issued by MariMed Inc.to SYYM LLC (k)

4.4	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $5,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.5	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $3,000,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

(72)

4.6	Common Stock Purchase Warrant, dated September 30, 2020, issued by MariMed Inc.to Best Buds Funding, LLC. and/or its designees (m)

4.7	Amended and Restated Common Stock Purchase Warrant, dated March 18, 2021, issued by MariMed Inc. to Hadron Healthcare Master Fund (q)

4.8	Third Amended and Restated Promissory Note, dated April 1, 2021, in the principal amount of $3,211,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (r)

10.1	Amended and Restated 2018 Stock Award and Incentive Plan (d)

10.1.1	Amendment to the Amended and Restated 2018 Stock Award and Incentive Plan, effective as of September 23, 2021 (q)

10.2	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea (e)

10.3	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (g)

10.4	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (h)

10.5	Amendment Agreement dated June 24, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (l)

10.6	Note Extension Agreement, effective as of September 30, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties (n)

10.7	Securities Purchase Agreement, dated March 1, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (q)

10.8	First Amendment to Securities Purchase Agreement, dated March 18, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (q)

10.9	Amendment Agreement dated April 1, 2021, between SYYM LLC, as noteholder and collateral agent, and MariMed, Inc. and MariMed Hemp, Inc., as co-borrowers (r)

10.10 ***	Employment Agreement between MariMed Inc. and Robert Fireman, dated July 9, 2021 (s)

10.11 ***	Employment Agreement between MariMed Inc. and Jon R. Levine, dated July 9, 2021 (s)

10.12 ***	Employment Agreement between MariMed Inc. and Timothy Shaw, dated July 9, 2021 (s)

10.13 ***	Form of the First Amendment to the Employment Agreement, effective as of September 22, 2021, between MariMed Inc. and each of Robert Fireman, Jon R. Levine, and Timothy Shaw (q)

10.14 ***	Form of Stock Option Agreement, dated July 9, 2021, with each of Robert Fireman, Jon R. Levine, and Timothy Shaw (q)

10.15 ***	Form of Stock Option Agreement, dated October 1, 2021, with each of Robert Fireman, Jon R. Levine, and Timothy Shaw (q)

10.16	Settlement Agreement and General Release, dated August 19, 2021, between MariMed Inc. and Thomas Kidrin (q)

10.17	Membership Interest Purchase Agreement, dated December 31, 2021, between MariMed Inc. and Jennifer DiPietro, Susan Zimmerman and Sophia Leonard-Burns *

10.18	Membership Interest Purchase Agreement, dated December 31, 2021, between MariMed Advisors Inc. and Jennifer DiPietro *

21.1	List of subsidiaries *

(73)

23.1	Consent of M&K CPAS, PLLC, dated March 16, 2022 *

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

*** This exhibit is a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011 and incorporated herein by reference.

(b)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017 and incorporated herein by reference.

(c)	Intentionally omitted.

(d)	Previously filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019 and incorporated herein by reference.

(e)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019 and incorporated herein by reference.

(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 12, 2020 and incorporated herein by reference.

(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 12, 2020 and incorporated herein by reference.

(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 27, 2020 and incorporated herein by reference.

(i)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 28, 2020 and incorporated herein by reference.

(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 30, 2020 and incorporated herein by reference.

(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 30, 2020 and incorporated herein by reference.

(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 30, 2020 and incorporated herein by reference.

(m)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 26, 2020 and incorporated herein by reference.

(n)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 26, 2020 and incorporated herein by reference.

(o)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 29, 2013 and incorporated herein by reference.

(p)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2021 and incorporated herein by reference.

(q)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed on November 15, 2021 and incorporated herein by reference.

(r)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 23, 2021 and incorporated herein by reference.

(s)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 9, 2021 and incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

(74)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2022

MARIMED INC.
(Registrant)

By:	/s/ Robert Fireman
Name:	Robert Fireman
Title:	President and Chief Executive Office

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Fireman	President and Chief Executive Officer	March 16, 2022
Robert Fireman	(Principal Executive Officer)

/s/ Jon R. Levine	Chief Financial Officer	March 16, 2022
Jon R. Levine	(Principal Financial Officer)

/s/ Eva Selhub	Director	March 16, 2022
Eva Selhub

/s/ Edward Gildea	Director	March 16, 2022
Edward Gildea

/s/ David Allen	Director	March 16, 2022
David Allen

(75)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on March 9, 2017 (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.4	Series C Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 1, 2021 (p)

3.1.5	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 25, 2017, effective as of May 1, 2017 (q)

3.1.6	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on September 24, 2021 (q)

3.2	By-Laws – Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC (h)

4.1.3	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC (i)

4.2	Second Amended and Restated Promissory Note, dated June 24, 2020, in the principal amount of $8,811,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (j)

4.3	Common Stock Purchase Warrant, dated June 24, 2020, issued by MariMed Inc.to SYYM LLC (k)

4.4	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $5,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.5	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $3,000,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

(76)

4.6	Common Stock Purchase Warrant, dated September 30, 2020, issued by MariMed Inc.to Best Buds Funding, LLC. and/or its designees (m)

4.7	Amended and Restated Common Stock Purchase Warrant, dated March 18, 2021, issued by MariMed Inc. to Hadron Healthcare Master Fund (q)

4.8	Third Amended and Restated Promissory Note, dated April 1, 2021, in the principal amount of $3,211,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (r)

10.1	Amended and Restated 2018 Stock Award and Incentive Plan (d)

10.1.1	Amendment to the Amended and Restated 2018 Stock Award and Incentive Plan, effective as of September 23, 2021 (q)

10.2	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea (e)

10.3	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (g)

10.4	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (h)

10.5	Amendment Agreement dated June 24, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (l)

10.6	Note Extension Agreement, effective as of September 30, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties (n)

10.7	Securities Purchase Agreement, dated March 1, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (q)

10.8	First Amendment to Securities Purchase Agreement, dated March 18, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (q)

10.9	Amendment Agreement dated April 1, 2021, between SYYM LLC, as noteholder and collateral agent, and MariMed, Inc. and MariMed Hemp, Inc., as co-borrowers (r)

10.10 ***	Employment Agreement between MariMed Inc. and Robert Fireman, dated July 9, 2021 (s)

10.11 ***	Employment Agreement between MariMed Inc. and Jon R. Levine, dated July 9, 2021 (s)

10.12 ***	Employment Agreement between MariMed Inc. and Timothy Shaw, dated July 9, 2021 (s)

10.13 ***	Form of the First Amendment to the Employment Agreement, effective as of September 22, 2021, between MariMed Inc. and each of Robert Fireman, Jon R. Levine, and Timothy Shaw (q)

10.14 ***	Form of Stock Option Agreement, dated July 9, 2021, with each of Robert Fireman, Jon R. Levine, and Timothy Shaw (q)

10.15 ***	Form of Stock Option Agreement, dated October 1, 2021, with each of Robert Fireman, Jon R. Levine, and Timothy Shaw (q)

10.16	Settlement Agreement and General Release, dated August 19, 2021, between MariMed Inc. and Thomas Kidrin (q)

10.17	Membership Interest Purchase Agreement, dated December 31, 2021, between MariMed Inc. and Jennifer DiPietro, Susan Zimmerman and Sophia Leonard-Burns *

10.18	Membership Interest Purchase Agreement, dated December 31, 2021, between MariMed Advisors Inc. and Jennifer DiPietro *

21.1	List of subsidiaries *

(77)

23.1	Consent of M&K CPAS, PLLC, dated March 16, 2022 *

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

*** This exhibit is a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011 and incorporated herein by reference.

(b)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017 and incorporated herein by reference.

(c)	Intentionally omitted.

(d)	Previously filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019 and incorporated herein by reference.

(e)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019 and incorporated herein by reference.

(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 12, 2020 and incorporated herein by reference.

(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 12, 2020 and incorporated herein by reference.

(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 27, 2020 and incorporated herein by reference.

(i)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 28, 2020 and incorporated herein by reference.

(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 30, 2020 and incorporated herein by reference.

(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 30, 2020 and incorporated herein by reference.

(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 30, 2020 and incorporated herein by reference.

(m)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 26, 2020 and incorporated herein by reference.

(n)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 26, 2020 and incorporated herein by reference.

(o)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 29, 2013 and incorporated herein by reference.

(p)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2021 and incorporated herein by reference.

(q)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed on November 15, 2021 and incorporated herein by reference.

(r)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 23, 2021 and incorporated herein by reference.

(s)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 9, 2021 and incorporated herein by reference.

(78)