Form 10-Q
period 2022-03-31
MARIMED INC.
filed 2022-05-10
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2022

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

As of May 10, 2022, 335,793,167 shares of the registrant’s common stock were outstanding.

MariMed Inc.

MariMed Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,467	$29,683
Accounts receivable, net	3,462	1,666
Deferred rents receivable	1,586	1,678
Notes receivable, current portion	129	127
Inventory	12,238	9,768
Investments	1,253	251
Other current assets	2,179	1,440
Total current assets	54,314	44,613

Property and equipment, net	65,482	62,150
Intangibles, net	2,395	2,230
Investments	100	-
Notes receivable, less current portion	9,104	8,987
Right-of-use assets under operating leases	4,913	5,081
Right-of-use assets under finance leases	576	46
Other assets	98	98
Total assets	$136,982	$123,205

Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$8,311	$5,099
Accrued expenses	1,728	1,349
Income taxes payable	20,059	16,467
Sales and excise taxes payable	1,355	1,798
Notes payable, current portion	10	10
Mortgages payable, current portion	1,416	1,400
Operating lease liabilities, current portion	1,128	1,071
Finance lease liabilities, current portion	178	27
Other current liabilities	-	2
Total current liabilities	34,185	27,223

Notes payable, less current portion	46	448
Mortgages payable, less current portion	16,624	16,814
Operating lease liabilities, less current portion	4,343	4,574
Finance lease liabilities, less current portion	372	22
Other liabilities	100	100
Total liabilities	55,670	49,181

Mezzanine equity:
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at March 31, 2022 and December 31, 2021	14,725	14,725
Series C convertible preferred stock, $0.001 par value; 12,432,432 shares authorized at March 31, 2022 and December 31, 2021; 6,216,216 shares issued and outstanding at March 31, 2022 and December 31, 2021	23,000	23,000
Total mezzanine equity	37,725	37,725

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 38,875,451 shares authorized at March 31, 2022 and December 31, 2021; zero shares issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 700,000,000 shares authorized at March 31, 2022 and December 31, 2021; 335,558,206 and 334,030,348 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	336	334
Common stock subscribed but not issued; 2,717 and zero shares at March 31, 2022 and December 31, 2021, respectively	2	-
Additional paid-in capital	138,064	134,920
Accumulated deficit	(93,204)	(97,392)
Noncontrolling interests	(1,611)	(1,563)
Total stockholders’ equity	43,587	36,299
Total liabilities, mezzanine equity, and stockholders’ equity	$136,982	$123,205

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts; unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$31,282	$24,643

Cost of revenues	14,306	11,457

Gross profit	16,976	13,186

Operating expenses:
Personnel	3,042	1,727
Marketing and promotion	643	225
General and administrative	6,228	3,171
Bad debts	14	1,025
Total operating expenses	9,927	6,148

Operating income	7,049	7,038

Non-operating income (expenses):
Interest expense	(313)	(1,512)
Interest income	163	34
Loss on obligations settled with equity	-	(1)
Gain (loss) on change in fair value of investment	48	(45)
Other investment income	954	-
Total non-operating income (expenses), net	852	(1,524)

Income before income taxes	7,901	5,514
Provision for income taxes	3,660	1,204
Net income	$4,241	$4,310

Net income attributable to noncontrolling interests	$53	$90
Net income attributable to MariMed Inc.	$4,188	$4,220

Net income per share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average common shares outstanding
Basic	334,762,825	305,212,269
Diluted	378,890,365	340,825,940

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts; unaudited)

	Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2020	314,418,812	$314	11,413	$5	$112,974	$(104,615)	$(577)	8,101
Issuance of subscribed shares	11,413	-	(11,413)	(5)	5	-	-	-
Stock grants	-	-	6,877	5	-	-	-	5
Exercise of warrants	50,000	-	-	-	8	-	-	8
Amortization of option grants	-	-	-	-	295	-	-	295
Issuance of stand-alone warrants	-	-	-	-	56	-	-	56
Conversion of debentures payable	4,610,645	5	-	-	1,351	-	-	1,356
Conversion of promissory notes	3,365,972	3	-	-	1,007	-	-	1,010
Common stock issued to settle obligations	42,857	-	-	-	31	-	-	31
Equity issuance costs	-	-	-	-	(387)	-	-	(387)
Distributions	-	-	-	-	-	-	(83)	(83)
Net income (loss)	-	-	-	-	-	4,220	90	4,310
Balances at March 31, 2021	322,499,699	$322	6,877	$5	$115,340	$(100,395)	$(570)	$14,702

	Common Stock		Common Stock Subscribed But Not Issued		Additional Paid-In	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Deficit	Interests	Equity
Balances at December 31, 2021	334,030,348	$334	-	$-	$134,920	$(97,392)	$(1,563)	$36,299
Stock grants	-	-	2,717	2	-	-	-	2
Exercise of options	10,000	-	-	-	3	-	-	3
Amortization of option grants	-	-	-	-	2,469	-	-	2,469
Conversion of promissory notes	1,142,858	1	-	-	399	-	-	400
Fees paid with stock	375,000	1	-	-	273	-	-	274
Distributions	-	-	-	-	-	-	(101)	(101)
Net income	-	-	-	-	-	4,188	53	4,241
Balances at March 31, 2022	335,558,206	336	2,717	2	138,064	(93,204)	(1,611)	43,587

The above statements do not show columns for the shares and par value of Undesignated

Preferred Stock as the balances were zero and there was no activity in the reported periods.

See accompanying notes to condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income attributable to MariMed Inc.	$4,188	$4,220
Net income attributable to noncontrolling interests	53	90
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	702	462
Amortization of intangibles	140	177
Amortization of stock grants	2	5
Amortization of option grants	2,469	295
Amortization of stand-alone warrant issuances	-	56
Amortization of warrants attached to debt	-	539
Amortization of beneficial conversion feature	-	177
Amortization of original issue discount	-	52
Bad debt expense	14	1,025
Fees paid with stock	274	-
Loss on obligations settled with equity	-	1
Gain (loss) on change in fair value of investment	(48)	45
Other investment income	(954)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,810)	(1,691)
Deferred rents receivable	92	64
Inventory	(2,470)	(624)
Other current assets	(739)	(434)
Other assets	-	(17)
Accounts payable	3,212	1,035
Accrued expenses	217	(129)
Income taxes payable	3,592	1,204
Sales and excise taxes payable	(443)	233
Operating lease payments, net	(6)	(4)
Finance lease interest payments	7	2
Other current liabilities	(2)	(24)
Net cash provided by operating activities	8,490	6,759

Cash flows from investing activities:
Purchase of property and equipment	(4,015)	(2,308)
Purchase of cannabis licenses	(305)	(638)
Investment in Green Growth Group, Inc.	(100)	-
Interest on notes receivable	43	69
Net cash used in investing activities	(4,377)	(2,877)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	23,000
Equity issuance costs	-	(387)
Repayments of promissory notes	(2)	(15,801)
Payments on mortgages	(174)	(1,157)
Proceeds from exercise of options	3	-
Proceeds from exercise of warrants	-	8
Due to related parties	-	(132)
Finance lease principal payments	(55)	(10)
Distributions	(101)	(83)
Net cash (used in) provided by financing activities	(329)	5,438

Net change to cash and cash equivalents	3,784	9,320
Cash and cash equivalents at beginning of period	29,683	2,999
Cash and cash equivalents at end of period	$33,467	$12,319

Supplemental disclosure of cash flow information:
Cash paid for interest	$302	$1,092
Cash paid for income taxes	$68	$14

Non-cash activities:
Finance lease right-of-use assets and liabilities	$514	$-
Conversion of promissory notes	$400	$1,010
Conversions of debentures payable	$-	$1,356
Operating lease right-of-use assets and liabilities	$-	$466
Common stock issued to settle obligations	$-	$30
Issuance of common stock associated with subscriptions	$-	$5

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

To date, the Company’s acquisition and consolidation of its cannabis-licensed clients’ retail businesses in Illinois and retail and wholesale businesses in Massachusetts have been completed. In April 2022, the acquisition of its client’s wholesale business in Maryland, and a third-party wholesale business in Illinois were consummated. The acquisitions of clients’ retail and wholesale businesses in Nevada and Delaware are at various stages of completion and subject to each state’s laws governing the ownership transfer of cannabis licenses and other closing conditions. Delaware will require a modification of current cannabis ownership laws to permit for-profit ownership, which is expected to occur when the state legalizes recreational adult-use cannabis. Until the law changes and the acquisition is approved, the Company continues to generate revenue from rental income, management fees, and licensing royalties.

In addition to the aforementioned acquisitions of its cannabis-licensed clients, in February 2022, the Company was notified that it was awarded a cannabis dispensary license from the state of Ohio, for which it had previously applied. The Company is awaiting the final verification process to be completed by the state before commencing cannabis operations in this state.

The Company’s transition to a fully integrated muti-state cannabis operator (“MSO”) is part of a strategic growth plan (the “Strategic Growth Plan”) it is implementing to drive its revenues and profitability. The Strategic Growth Plan has four components: (i) complete the Consolidation Plan, (ii) increase revenues in existing states, by spending capital to increase the Company’s cultivation and production capacity, and develop additional assets within those states, (iii) expand the Company’s footprint in additional legal cannabis states through new applications and acquisitions of existing cannabis businesses, and (iv) optimize the Company’s brand portfolio and licensing revenue by expanding into additional states with legal cannabis programs.

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

The Company markets its high-quality cannabis flowers and concentrates under the award-winning1 Nature’s Heritage brand; chewable tablets under the brand names Kalm Fusion and K Fusion; all natural fruit chews under the award-winning1 Betty’s Eddies brand; brownies, cookies, and other social sweets under the Bubby’s Baked brand; and powder drink mixes under the Vibations: High + Energy brand. The Company’s brands have been top-selling products in Maryland and Massachusetts.2 The Company intends to introduce additional product lines under these brands in the foreseeable future.

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

The Company was incorporated in Delaware in January 2011 under the name Worlds Online Inc. The Company’s stock is quoted on the OTCQX market under the ticker symbol MRMD. In April 2022, the Company applied to list its shares of common stock on the Canadian Securities Exchange, which application is currently pending.

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

In accordance with GAAP, interim financial statements are not required to contain all of the disclosures normally required in annual financial statements. In addition, the results of operations of interim periods may not necessarily be indicative of the results of operations to be expected for the full year. Accordingly, these interim financial statements should be read in conjunction with the Company’s most recent audited annual financial statements and accompanying notes for the year ended December 31, 2021.

Certain reclassifications may have been made to prior periods’ presentation to conform to the current period presentation. These reclassifications had no effect on previously reported income or cash flows.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of MariMed Inc. and the following majority-owned subsidiaries at March 31, 2022:

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

At both March 31, 2022 and December 31, 2021, cash of approximately $5,101,000 was held in escrow, primarily comprised of a $5,000,000 escrow deposit in connection with the acquisition of Kind Therapeutics USA LLC as further discussed in Note 3 – Acquisitions.

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company maintained a reserve of approximately $41.4 million at both March 31, 2022 and December 31, 2021. For further discussion on receivable reserves, please refer to Note 18 – Bad Debts and the Bankruptcy Claim section of Note 20 – Commitments and Contingencies.

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

Additionally, when another party is involved in providing goods or services to the Company’s clients, a determination is made as to who—the Company or the other party—is acting in the capacity as the principal in the sale transaction, and who is the agent arranging for goods or services to be provided by the other party.

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

The Company’s main sources of revenue are comprised of the following:

●	Product Sales – direct sales of cannabis and cannabis-infused products primarily by the Company’s retail dispensaries and wholesale operations in Massachusetts and Illinois. This revenue is recognized when products are delivered or at retail points-of-sale.

●	Real Estate – rental income and additional rental fees generated from leasing of the Company’s state-of-the-art, regulatory-compliant cannabis facilities to its cannabis-licensed clients. Rental income is generally a fixed amount per month that escalates over the respective lease terms, while additional rental fees are based on a percentage of tenant revenues that exceed specified amounts.

●	Management – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production, and dispensary operations. These fees are based on a percentage of such clients’ revenue and are recognized after services have been performed.

●	Supply Procurement – resale of cultivation and production resources, supplies, and equipment, acquired by the Company from top national vendors at volume discounted prices, to its clients and third-parties within the cannabis industry. The Company recognizes this revenue after the delivery and acceptance of goods by the purchaser.

●	Licensing – revenue from the sale of Company’s branded products including Betty’s Eddies and Kalm Fusion, and from the sublicensing of contracted brands including Healer and Tikun Olam, to regulated dispensaries throughout the United States and Puerto Rico. The recognition of this revenue occurs when the products are delivered.

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

The estimated useful lives of property and equipment are generally as follows: buildings and building improvements, forty years; tenant improvements, the remaining duration of the related lease; furniture and fixtures, seven to ten years; and machinery and equipment, ten years. Land is not depreciated.

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

In the three months ended March 31, 2022 and 2021, based on the results of management’s impairment analyses, there were no impairment losses.

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

The fair value of option and warrant issuances are determined using the Black-Scholes pricing model and employing several inputs such as the expected life of instrument, the exercise price, the expected risk-free interest rate, the expected dividend yield, the value of the Company’s common stock on issuance date, and the expected volatility of such common stock. The following table summarizes the range of inputs used by the Company during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Life of instrument	*	3.0 to 5.0 years
Volatility factors	*	1.230 to 1.266
Risk-free interest rates	*	0.36% to 0.85%
Dividend yield	*	0%

*	No options or warrants were issued by the Company during the three months ended March 31, 2022.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits for the three months ended March 31, 2022 and 2021.

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

Comprehensive Income

The Company reports comprehensive income and its components following guidance set forth by ASC 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income applicable to the Company during the periods covered in the financial statements.

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

At March 31, 2022 and 2021, there were potentially dilutive securities convertible into shares of common stock comprised of (i) stock options – convertible into 39,811,671 and 11,017,750 shares, respectively, (ii) warrants – convertible into 26,351,571 and 32,282,708 shares, respectively, (iii) Series B preferred stock – convertible into 4,908,333 shares in both periods, (iv) Series C preferred stock – convertible into 31,081,080 shares in both periods, and (v) promissory notes – convertible into zero and 10,705,513 shares, respectively.

For the three months ended March 31, 2022 and 2021, the aforementioned potentially dilutive securities increased the number of weighted average common shares outstanding on a diluted basis by 44,127,540 and 35,613,671 shares, respectively. Such share amounts were reflected in the calculation of diluted net income per share for such periods.

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

NOTE 3 – ACQUISITIONS

Kind Therapeutics USA LLC

In December 2021, the Company entered into a membership interest purchase agreement with the members of Kind Therapeutics USA LLC, the Company’s client in Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis (“Kind”), to acquire 100% of the equity ownership of Kind in exchange for $13.5 million payable in cash (subject to adjustment) and $6.5 million payable by the issuance of four-year 6.0% promissory notes to the members of Kind, secured by a first priority lien on the Company’s property in Hagerstown, MD. Upon execution of the membership interest purchase agreement, the Company deposited, in escrow, the sum of $5.0 million as a contract down-payment.

In April 2022, the Maryland Medical Cannabis Commission approved the Company’s acquisition of Kind, and the acquisition was consummated by the parties. Accordingly, Kind will be consolidated into the financial results of the Company commencing on the closing date of the acquisition. Following the closing of the transaction, the Maryland litigation between the Company and the members of Kind was dismissed as further discussed in Note 20 – Commitments and Contingencies.

Simultaneous with the Kind membership purchase agreement, the Company entered into a membership interest purchase agreement with one of the members of Kind to acquire such member’s entire equity ownership interest in (i) Mari Holdings MD LLC (“Mari-MD”), the Company’s majority owned subsidiary that owns production and retail cannabis facilities in Hagerstown, MD and Annapolis, MD, and (ii) Mia Development LLC (“Mia”), the Company’s majority owned subsidiary that owns production and retail cannabis facilities in Wilmington, DE. The purchase price of $2 million in the aggregate is expected to be paid, and the transaction consummated, upon the dismissal of the derivative claims in the DiPietro lawsuit in June 2022, as further discussed in Note 20 – Commitments and Contingencies. After this transaction is consummated, the Company’s ownership of Mari-MD and Mia shall increase to 99.7% and 94.3%, respectively.

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

The purchase price is comprised of the issuance of (i) 1,000,000 shares of the Company’s common stock, in the aggregate, to the two owners of Harvest, which as a good faith deposit, were issued upon execution of the purchase agreement, (ii) $1.2 million of the Company’s common stock at closing, based on the closing price of the common stock on the day prior to legislative approval of the transaction, and (iii) warrants to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the day prior to legislative approval of the transaction. The issued shares were recorded at par value. Such shares are restricted and will be returned to the Company in the event the transaction does not close.

Meditaurus LLC

In September 2021, the Company acquired the remaining 30.0% ownership interest of Meditaurus LLC, a developer of CBD products sold under the Florance brand name (“Meditaurus”), in exchange for 100,000 shares of the Company’s common stock, valued at approximately $94,000, and $10,000 in cash. In 2019, the Company had acquired a 70.0% ownership interest in Meditaurus in exchange for $2.8 million of cash and stock.

The carrying value of the noncontrolling interest of approximately $975,000 was eliminated on the date such interest was acquired in September 2021, and since there was no change in control of Meditaurus from this transaction, the resulting gain on bargain purchase was recognized in Additional Paid-In Capital on the balance sheet. As part of this transaction, the initial purchase agreement was amended whereby any and all future license fees and payments to Meditaurus were eliminated.

Beverly Asset Purchase

In November 2021, the Company entered into an asset purchase agreement to acquire the cannabis license, property lease, and other assets and rights of, and to assume the liabilities and operating obligations associated with, a cannabis dispensary that is currently operating in Beverly, MA. The purchase price is comprised of 2,000,000 shares of the Company’s common stock and $5.1 million in cash, with the cash amount to be paid on a monthly basis as a percentage of the business’ monthly gross sales.

The purchase is contingent upon the approval of the Massachusetts Cannabis Control Commission, which is expected during the third quarter of 2022. Concurrent with the execution of this agreement, the parties entered into a consulting agreement pursuant whereby the Company shall provide certain oversight services related to the development, staffing, and operation of the business in exchange for a monthly fee.

Green Growth Group Inc.

In January 2022, the Company entered into a stock purchase agreement to acquire 100% of the equity ownership of Green Growth Group Inc., an entity that holds a wholesale cannabis license in the state of Illinois, in exchange for $1.9 million in cash and shares of the Company’s common stock valued at $1.5 million. The Company made a good faith deposit of $100,000 on the agreement date, which comprises the balance of non-current Investments on the balance sheet.

In March 2022, the acquisition was approved by the Illinois Department of Agriculture, and in April 2022, the parties consummated the transaction.

NOTE 4 – INVESTMENTS

At March 31, 2022 and December 31, 2021, the Company’s investments were comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Current investments:
Flowr Corp. (formerly Terrace Inc.)	$299	$251
WM Technology Inc.	954	-
Total current investments	1,253	251

Non-current investments:
Green Growth Group, Inc.	100	-
MembersRSVP LLC	-	-

Total investments	$1,353	$251

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

This investment is carried at fair value. The increase in fair value of approximately $48,000 during the three months ended March 31, 2022, and the decrease in fair value of approximately $45,000 during the three months ended March 31, 2021, were reflected in the Gain (Loss) On Change In Fair Value Of Investment on the respective statement of operations.

Green Growth Group Inc.

In January 2022, the Company made a good faith deposit of $100,000 in connection with the acquisition of Green Growth Group, Inc. as previously discussed in Note 3 – Acquisitions.

MembersRSVP LLC

In January 2021, the Company and MembersRSVP LLC, an entity that develops cannabis-specific software (“MRSVP”), in which the Company owned a 23.0% membership interest, entered into an agreement whereby the Company returned membership interests comprising 11% ownership in MRSVP in exchange for a release from all further obligation by the Company to make future investments, payments, and certain other non-monetary consideration.

In addition to the reduction of the Company’s ownership interest to 12.0%, the Company relinquished its right to appoint a member to the board of MRSVP. In light of the Company no longer having the ability to exercise significant influence over MRSVP, the Company discontinued accounting for this investment under the equity method as of January 1, 2021.

In September 2021, MRSVP sold substantially all of its assets pursuant to an asset purchase agreement. As a result of this agreement, the Company received cash proceeds of $1,475,000, representing the Company’s pro rata share of the cash consideration received by MRSVP at the closing of the transaction. The cash proceeds reduced the Company’s MRSVP investment balance to zero and resulted in a gain of approximately $309,000.

As an ongoing member of MRSVP, the Company was entitled to its pro rata share of any additional consideration received by MRSVP pursuant to the asset purchase agreement, which may include securities or other forms of non-cash or in-kind consideration and holdback amounts, if and when it is received and distributed by MRSVP. In February 2022, the Company received 121,968 shares of common stock of WM Technology Inc. (Nasdaq: MAPS), a technology and software infrastructure provider to the cannabis industry, representing the Company’s pro rata share of the additional consideration received by MRSVP pursuant to the asset purchase agreement. The fair value of these shares at March 31, 2022 of approximately $954,000 was reflected in current Investments on the balance sheet, and the corresponding gain comprised the balance of Other Investment Income on the statement of operations for the three months ended March 31, 2022.

NOTE 5 – DEFERRED RENTS RECEIVABLE

The Company is the lessor under operating leases which contain escalating rents over time, rent holidays, options to renew, requirements to pay property taxes, insurance and/or maintenance costs, and contingent rental payments based on a percentage of monthly tenant revenues. The Company is not the lessor under any finance leases.

The Company recognizes fixed rental receipts from such lease agreements on a straight-line basis over the expected lease term. Differences between amounts received and amounts recognized are recorded under Deferred Rents Receivable on the balance sheet. Contingent rentals are recognized only after tenants’ revenues are finalized and if such revenues exceed certain minimum levels.

The Company leases the following owned properties:

●	Delaware – a 45,000 square foot cannabis cultivation, processing, and dispensary facility which is leased to a cannabis-licensed client under a triple net lease that expires in 2035.

●	Maryland – a 180,000 square foot cultivation and processing facility which is leased to a licensed cannabis client under a triple net lease that expires in 2037.

●	Massachusetts – a 138,000 square foot industrial property of which approximately half of the available square footage is leased to a non-cannabis manufacturing company under a lease that expires in October 2022.

The Company subleases the following properties:

●	Delaware – a 4,000 square foot cannabis dispensary which is subleased to its cannabis-licensed client under a under a sublease expiring in April 2027.

●	Delaware – a 100,000 square foot warehouse, of which the Company developed 60,000 square feet into a cultivation facility that is subleased to its cannabis-licensed client. The sublease expires in March 2030, with an option to extend the term for three additional five-year periods. The Company intends to develop the remaining space into a processing facility.

●	Delaware – a 12,000 square foot cannabis production facility with offices which is subleased to its cannabis-licensed client. The sublease expires in January 2026 and contains an option to negotiate an extension at the end of the lease term.

At March 31, 2022 and December 31, 2021, cumulative fixed rental receipts under such leases approximated $19.9 million and $18.7 million, respectively, compared to revenue recognized on a straight-line basis of approximately $21.5 million and $20.4 million, respectively. Accordingly, the deferred rents receivable balance approximated $1.6 million and $1.7 million at March 31, 2022 and December 31, 2021, respectively.

Future minimum rental receipts for non-cancellable leases and subleases as of March 31, 2022 were (in thousands):

2022	$3,620
2023	4,563
2024	4,626
2025	4,695
2026	3,916
Thereafter	35,830
Total	$57,250

NOTE 6 – NOTES RECEIVABLE

At March 31, 2022 and December 31, 2021, notes receivable, including accrued interest, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
First State Compassion Center (initial note)	$385	$403
First State Compassion Center (secondary note)	7,982	7,845
Healer LLC	866	866
High Fidelity Inc.	-	-
Total notes receivable	9,233	9,114
Notes receivable, current portion	129	127
Notes receivable, less current portion	$9,104	$8,987

First State Compassion Center

The Company’s cannabis-licensed client in Delaware, First State Compassion Center (“FSCC”), issued a 10-year promissory note to the Company in May 2016 in the amount of $700,000 bearing interest at a rate of 12.5% per annum, as amended. The monthly payments of approximately $10,000 will continue through April 2026, at which time the note will be paid in full. At March 31, 2022 and December 31, 2021, the current portion of this note approximated $77,000 and $75,000, respectively, and was included in Notes Receivable, Current Portion on the respective balance sheets.

In December 2021, financed trade accounts receivable balances from FSCC of approximately $7,845,000 in the aggregate were converted into notes receivable whereby FSCC issued promissory notes to the Company in the aggregate amount of approximately $7.8 million bearing interest at a rate of 6.0% per annum. The promissory notes call for the periodic payment of principal and interest throughout the term of the note which matures in December 2025. At March 31, 2022, the balance of the note included approximately $138,000 of unpaid accrued interest.

Healer LLC

In March 2021, the Company was issued a promissory note in the principal amount of approximately $894,000 from Healer LLC, an entity that provides cannabis education, dosage programs, and products developed by Dr. Dustin Sulak, an integrative medicine physician and nationally renowned cannabis practitioner (“Healer”). The principal balance of the note represents previous loans extended to Healer by the Company of $800,000 plus accrued interest through the revised promissory note issuance date of approximately $94,000. The revised promissory note bears interest at a rate of 6.0% per annum and requires quarterly payments of interest through the maturity date in April 2026.

Additionally, the Company has the right to offset any licensing fees owed to Healer by the Company in the event Healer fails to make any payment when due. In March 2021, the Company offset approximately $28,000 of licensing fees payable to Healer against the principal balance of the revised promissory note, reducing the principal amount to approximately $866,000. At both March 31, 2022 and December 31, 2021, approximately $52,000 was current.

High Fidelity

In August 2021, the Company was fully repaid on a loan to High Fidelity Inc., an entity with cannabis operations in the state of Vermont. The loan had a principal balance of $250,000 and bore interest at a rate of 10.0% per annum,

NOTE 7 – INVENTORY

At March 31, 2022 and December 31, 2021, inventory was comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Plants	$2,413	$1,015
Ingredients and other raw materials	494	262
Work-in-process	4,066	4,661
Finished goods	5,265	3,830
Total inventory	$12,238	$9,768

NOTE 8 – PROPERTY AND EQUIPMENT

At March 31, 2022 and December 31, 2021, property and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Land	$4,450	$4,450
Buildings and building improvements	37,674	35,231
Tenant improvements	16,819	9,745
Furniture and fixtures	1,909	1,888
Machinery and equipment	8,632	7,221
Construction in progress	3,635	10,569
	73,119	69,104
Less: accumulated depreciation	(7,637)	(6,954)
Property and equipment, net	$65,482	$62,150

During the three months ended March 31, 2022 and December 31, 2021, additions to property and equipment approximated $4,015,000 and $3,224,000, respectively.

The 2022 additions were primarily comprised of (i) the development of facilities in Annapolis, MD and Beverly, MA, and (ii) purchases of building improvements, machinery, and equipment at the facilities in Hagerstown, MD and New Bedford, MA. The 2021 additions consisted primarily of (i) the development of facilities in Annapolis, MD and Milford, DE, and (ii) purchases of building improvements, machinery, and equipment at the Hagerstown, MD facility and both facilities in Massachusetts.

The construction in progress balances of approximately $3,635,000 and $10,569,000 at March 31, 2022 and December 31, 2021, respectively, consisted of development of facilities in Annapolis, MD, Beverly, MA, and Milford, DE.

Depreciation expense for the three months ended March 31, 2022 and 2021 approximated $702,000 and $462,000, respectively.

NOTE 9 – INTANGIBLES

At March 31, 2022 and December 31, 2021, intangible assets were comprised of (i) the carrying value of cannabis license fees, and (ii) goodwill arising from the Company’s acquisitions.

The Company’s cannabis licenses are issued from the states of Illinois and Massachusetts and require the payment of annual fees. These fees, comprised of a fixed component and a variable component based on the level of operations, are capitalized and amortized over the respective twelve-month periods. At March 31, 2022 and December 31, 2021, the carrying value of these cannabis licenses approximated $327,000 and $162,000, respectively.

The goodwill associated with acquisitions is reviewed on a quarterly basis for impairment. Based on this review and other factors, the goodwill of approximately $2,068,000 at March 31, 2022 and December 31, 2021 was deemed to be unimpaired.

NOTE 10 – MORTGAGES

At March 31, 2022 and December 31, 2021, mortgage balances, including accrued interest, were comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Bank of New England – New Bedford, MA and Middleboro, MA properties	$12,409	$12,499
Bank of New England – Wilmington, DE property	1,434	1,463
DuQuoin State Bank – Anna, IL and Harrisburg, IL properties	770	778
DuQuoin State Bank – Metropolis, IL property	2,607	2,658
South Porte Bank – Mt. Vernon, IL property	820	816
Total mortgages payable	18,040	18,214
Mortgages payable, current portion	1,416	1,400
Mortgages payable, less current portion	$16,624	$16,814

The Company maintains an amended and restated mortgage agreement with the Bank of New England bearing interest at a rate of 6.5% per annum that matures in August 2025. This mortgage is secured by the Company’s properties in New Bedford, MA and Middleboro, MA. Proceeds from this mortgage were used to pay down a previous mortgage with the Bank of New England of approximately $4.8 million on the New Bedford property, and approximately $7.2 million of promissory notes as further discussed in Note 11 – Promissory Notes. At March 31, 2022 and December 31, 2021, the outstanding principal balance of this note approximated $12,409,000 and $12,499,000, respectively, of which approximately $364,000 and $358,000, respectively, was current.

The Company has a second mortgage with Bank of New England that is secured by the Company’s property in Wilmington, DE. The mortgage matures in 2031 with monthly principal and interest payments at a rate of 5.25% per annum through September 2021, and thereafter the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25% per annum. At September 2021, the interest rate remained at 5.25%. At March 31, 2022 and December 31, 2021, the outstanding principal balance on this mortgage approximated $1,434,000 and $1,463,000, respectively, of which approximately $122,000 and $120,000, respectively, was current.

The Company maintains a mortgage agreement with DuQuoin State Bank (“DSB”) for its purchase of properties in Anna, IL and Harrisburg, IL. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined by DSB’s executive committee. The mortgage was renewed in May 2021 at a rate of 6.75% per annum. At March 31, 2022 and December 31, 2021, the outstanding principal balance on this mortgage approximated $770,000 and $778,000 respectively, of which approximately $34,000 and $33,000, respectively, was current.

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, IL. The purchase price consisted of 750,000 shares of the Company’s common stock, which were valued at $705,000 on the date of the transaction, and payoff of the seller’s remaining mortgage of approximately $1.6 million. In connection with this purchase, the Company entered into a second mortgage agreement with DSB in the amount of $2.7 million that matures in July 2041 and initially bears interest at a rate of 6.25% per annum which is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. At March 31, 2022 and December 31, 2021, the outstanding principal balance on this mortgage approximated $2,607,000 and $2,658,000, respectively, of which approximately $76,000 and $73,000 was current.

In February 2020, the Company entered into a mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, IL. Pursuant to the amended mortgage agreement, the mortgage shall be repaid in monthly installments of principal and interest of approximately $6,000, which began in August 2021 and continues through its maturity in June 2022, at which time all remaining principal, interest and fees shall be due.

NOTE 11 – PROMISSORY NOTES

Promissory Note Retirements

In March 2021, utilizing a portion of the proceeds from the Hadron transaction discussed in Note 13 – Mezzanine Equity, the Company retired approximately $15.2 million of principal and interest on promissory notes issued in previous fiscal years to accredited individual and institutional investors. Additionally, a remaining debt discount of approximately $450,000 on one of the retired promissory notes (such discount having arisen from the issuance of warrants attached to such promissory note) was fully amortized in this month.

Promissory Note Conversions

During the three months ended March 31, 2021, the noteholder of an $8.8 million promissory note issued by the Company in June 2020 converted approximately $1.0 million of principal and $10,000 of accrued interest into 3,365,972 shares of the Company’s common stock. After such conversion and cash payments of $4.6 million in the second half of fiscal 2020, this $8.8 million promissory note was amended and restated into a new $3.2 million promissory note.

During 2021, in a series of transactions, the noteholder converted $2.8 million of principal into 8,033,296 shares of the Company’s common stock. At December 31, 2021, the outstanding balance on this note was $400,000.

During the three months ended March 31, 2022, the noteholder converted the remaining principal balance of $400,000 into 1,142,858 shares of the Company’s common stock. Upon this conversion, the $3.3 million note no longer had an outstanding balance and was retired. All of the aforementioned note conversions were effected within the terms of their respective note agreements, and the Company was not required to record a gain or loss on such conversions.

Promissory Notes Issued to Purchase Commercial Vehicles

In August 2020, the Company entered into a note agreement with First Citizens’ Federal Credit Union for the purchase of a commercial vehicle. The note bears interest at a rate of 5.74% per annum and matures in July 2026. At March 31, 2022 and December 31, 2021, the balance of this note approximated $24,000 and $26,000, respectively, of which approximately $5,000 was current in both periods.

In June 2021, the Company entered into a note agreement with Ally Financial for the purchase of a second commercial vehicle. The note bears interest at the rate of 10.0% per annum and matures in May 2027. At March 31, 2022 and December 31, 2021, the balance of this note approximated $31,000 and $33,000, of which approximately $5,000 was current in both periods.

Promissory Note Issued by MariMed Hemp Inc.

In September 2020, the Company paid down $500,000 of principal on a $1.0 million promissory note issued in 2019 by MariMed Hemp Inc., the Company’s wholly-owned subsidiary. In March 2021, utilizing a portion of the proceeds from the Hadron transaction discussed in Note 13 – Mezzanine Equity, the Company paid interest on this note of $200,000 and paid off the remaining principal of $500,000.

At March 31, 2022 and December 31, 2021, the Company was carrying an accrued interest balance of approximately $125,000 to cover interest due on this note.

Debt Maturities

At March 31, 2022, the aggregate scheduled maturities of the Company’s total debt outstanding were (in thousands):

2022	$1,267
2023	635
2024	673
2025	720
2026	764
Thereafter	14,037
Total	18,096

NOTE 12 – DEBENTURES PAYABLE

In a series of transactions from the period October 2018 through February 2020, the Company sold an aggregate of $21.0 million of convertible debentures (the “$21M Debentures”) to an unaffiliated investor pursuant to an amended securities purchase agreement.

As of March 31, 2021, the holder of the $21M Debentures had converted the entire $21.0 million of principal and related accrued interest into the Company’s common stock in a series of conversions, at conversion prices equal to 80.0% of a calculated average of the daily volume-weighted price preceding the date of conversion. Of these conversions, $1.3 million of principal and approximately $56,000 of accrued interest were converted into 4,610,645 shares of common stock at a conversion price of $0.29 per share during the three months ended March 31, 2021. Additionally, a remaining (i) original issue discount of approximately $52,000, (ii) debt discount of approximately $39,000 (such discount having arisen from the issuance of warrants attached to the $21M Debentures), and (iii) beneficial conversion feature of approximately $177,000 (such conversion feature having arisen from an in-the-money embedded conversion option on the commitment date), were fully amortized upon the final conversion of the $21M Debentures. All conversions were effected within the terms of the debenture agreements, and accordingly the Company was not required to record a gain or loss on such conversions.

NOTE 13 – MEZZANINE EQUITY

Series B Convertible Preferred Stock

In 2020, the Company entered into an exchange agreement with two institutional shareholders (the “Exchange Agreement”) whereby the Company (i) issued $4.4 million of promissory notes to the two institutional shareholders (such notes were retired in March 2021 as part of the promissory note retirements discussed in Note 11 – Promissory Notes), and (ii) exchanged 4,908,333 shares of the Company’s common stock previously acquired by the two institutional shareholders for an equal number of shares of newly designated Series B convertible preferred stock.

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

●

If the sixty-day VWAP is less than or equal to $0.50 per share, the Company shall have the option to (i) convert all shares of Series B convertible preferred stock into common stock at a conversion price of $1.00 per share, and pay cash to the Series B Holders equal to the difference between the 60-day VWAP and $3.00 per share, or (ii) pay cash to the Series B Holders equal to $3.00 per share.

●

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

Of the $23.0 million of proceeds received by the Company in March 2021, approximately (i) $7.3 million was designated to fund construction and upgrades of certain of the Company’s owned and managed facilities, which was expended in 2021, and (ii) $15.7 million was used to pay down debt and related interest as discussed in Note 11 – Promissory Notes.

The balance of the facility was designated to fund future acquisitions, including the Kind acquisition, on the same aforementioned terms as the initial proceeds. Notwithstanding, Hadron did not fund the cash portion of the Kind purchase price, and the Company is currently in negotiations with Hadron to amend and extend the facility to be utilized for future expansion opportunities. There is no assurance that any extension will be implemented.

The transaction imposes certain covenants on the Company with respect to the incurrence of new indebtedness, the issuance of additional shares of any designation of preferred stock, and the payment of distributions.

NOTE 14 – STOCKHOLDERS’ EQUITY

Stockholder Resolutions

At the Company’s 2021 annual meeting of stockholders in September 2021 (the “Annual Meeting”), stockholders approved an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of common stock from 500 million 700 million.

Also at the Annual Meeting, stockholders approved an amendment to the Company’s Amended and Restated 2018 Stock Award and Incentive Plan (the “Plan”) increasing the aggregate number shares reserved for issuance under the Plan from 40 million to 70 million.

Undesignated Preferred Stock

In February 2020, the Company filed a certificate of elimination to return all shares of formerly designated Series A convertible preferred stock to the status of authorized and unissued shares of undesignated preferred stock.

Common Stock

During the three months ended March 31, 2022 and 2021, the Company granted 2,717 and 6,877 shares of common stock, respectively, to an employee for services in lieu of salary. These granted shares, with a fair value of approximately $2,000 in 2022 and $5,000 in 2021, were yet to be issued by the end of the respective quarter, and were reflected in Common Stock Subscribed But Not Issued on the balance sheet.

In March 2022, the Company issued 375,000 shares of common stock valued at approximately $274,000 in exchange for consulting services, In February 2021, the Company issued 42,857 shares of common stock to settle a $30,000 obligation. Based on the price of the Company’s common stock on the date of issuance, the Company incurred a non-cash loss of approximately $1,000 which was reflected under Loss On Obligations Settled with Equity on the statement of operations.

During the three months ended March 31, 2021, the Company issued 11,413 shares of common stock associated with previously issued subscriptions on common stock with a fair value of approximately $5,000. No such issuances were made during the three months ended March 31, 2022.

As previously disclosed in Note 11 – Promissory Notes, during the three months ended March 31, 2022 and 2021, the Company issued 1,142,858 shares common stock upon the conversion of $400,000 of principal in 2022 and 3,365,972 shares of common stock upon the conversion of approximately $1,010,000 of principal and interest in 2021 on promissory notes.

As previously disclosed in Note 12 – Debentures Payable, during the three months ended March 31, 2021, the Company issued 4,610,645 shares common stock upon the conversion of $1.3 million of principal and approximately $56,000 of accrued interest of the $21M Debentures.

As further disclosed in Note 15 – Options, during the three months ended March 31, 2022, 10,000 shares of common stock were issued in connection with the exercise of stock options. No stock options were exercised during the three months ended March 31, 2021.

As further disclosed in Note 16 – Warrants, during the three months ended March 31, 2021, warrants to purchase 50,000 shares of common stock were exercised. No warrants were exercised during the three months ended March 31, 2022.

Common Stock Issuance Obligations

At March 31, 2022 and 2021, the Company was obligated to issue 2,717 and 6,877 shares of common stock, valued at approximately $2,000 and $5,000, respectively, in connection with stock grants to an employee. The 2022 obligation was issued in May 2022; the 2021 obligations was issued in April 2021.

NOTE 15 – STOCK OPTIONS

During the three months ended March 31, 2021, the Company granted five-year options to purchase up to 1,262,000 shares of common stock at exercise prices ranging from $0.51 to $0.90 per share. The fair value of these options of approximately $541,000 in the aggregate is being amortized to compensation expense over their vesting periods, of which approximately $170,000 was amortized during the three months ended March 31, 2021. No stock options were granted during the three months ended March 31, 2022.

Compensation expense in the first quarter of 2022 and 2021 for options issued in previous periods, and continuing to be amortized over their respective vesting periods, approximated $2,469,000 and $124,000, respectively.

During the three months ended March 31, 2022, options to purchase 10,000 shares of common stock were exercised at an exercise price of $0.30. No stock options were exercised during the three months ended March 31, 2021.

During the three months ended March 31, 2021, options to purchase 50,000 shares of common stock expired. No stock options expired during the three months ended March 31, 2022.

Stock options outstanding and exercisable as of March 31, 2022 were:

Exercise Price	Shares Under Option		Remaining Life
per Share	Outstanding	Exercisable	in Years
$0.140	80,000	80,000	3.28
$0.149	500,000	500,000	3.76
$0.169	200,000	200,000	3.62
$0.225	2,000,000	1,625,000	3.61
$0.250	50,000	50,000	2.92
$0.250	20,000	20,000	3.17
$0.250	50,000	25,000	3.57
$0.250	800,000	800,000	3.62
$0.250	80,000	80,000	3.65
$0.300	388,000	388,000	3.00
$0.417	900,000	900,000	2.74
$0.505	100,000	100,000	3.76
$0.505	800,000	400,000	3.78
$0.590	15,000	15,000	2.69
$0.690	15,000	-	4.68
$0.693	500,000	-	4.69
$0.700	650,000	50,000	4.67
$0.740	520,000	425,625	4.08
$0.755	1,050,000	550,000	4.73
$0.770	200,000	200,000	0.75
$0.800	25,000	-	4.64
$0.830	287,000	287,000	3.98
$0.830	600,000	150,000	4.16
$0.840	878,921	878,921	4.29
$0.840	99,000	59,400	4.34
$0.850	90,000	49,375	4.21
$0.850	72,500	14,375	4.63
$0.870	250,000	-	4.76
$0.880	11,550,000	5,925,000	4.28
$0.880	15,000	7,500	4.37
$0.880	410,000	102,500	4.59
$0.890	10,000	5,000	3.81
$0.892	40,000	30,000	3.81
$0.895	25,000	25,000	3.82
$0.898	11,250,000	5,625,000	4.50
$0.900	50,000	50,000	1.11
$0.910	50,000	50,000	0.56
$0.920	300,000	37,500	4.27
$0.928	500,000	200,000	4.36
$0.950	50,000	50,000	0.75
$0.970	100,000	100,000	4.21
$0.983	145,000	61,250	4.24
$0.990	500,000	125,000	4.47
$0.992	300,000	300,000	2.49
$1.000	15,000	15,000	2.21
$1.000	125,000	125,000	2.59
$1.350	100,000	100,000	1.33
$1.950	375,000	375,000	1.25
$2.320	100,000	100,000	1.45
$2.450	2,000,000	2,000,000	0.73
$2.500	100,000	100,000	1.41
$2.650	200,000	200,000	1.48
$2.850	56,250	56,250	0.70
$2.850	100,000	100,000	1.70
$3.000	25,000	25,000	1.71
$3.725	100,000	100,000	1.69
	39,811,671	23,837,696

NOTE 16 – WARRANTS

During the three months ended March 31, 2021, the Company issued four-year warrants to Hadron to purchase up to 15,540,540 shares of common stock at an exercise price of $1.087 per share as part of the Hadron transaction previously discussed in Note 13 – Mezzanine Equity. Of the $23.0 million of proceeds from the Hadron transaction, $9.5 million was allocated to the warrant (such mount representing the fair value of the warrants on the issuance date) and recorded in Additional Paid-In Capital. Also during 2021, the Company issued warrants to purchase up to 2,100,000 shares of common stock at exercise prices ranging from $0.50 to $0.83 per share, expiring three and five years from issuance. The fair value of these warrants on their issuance dates of approximately $1,487,000 in the aggregate was charged to compensation expense. No warrants were granted during the three months ended March 31, 2022.

During the three months ended March 31, 2021, warrants to purchase 50,000 shares of common stock were exercised at an exercise price of $0.15 per share. No warrants were exercised during the three months ended March 31, 2022.

During the three months ended March 31, 2021, warrants to purchase 225,000 shares of common stock with exercise prices of $0.90 and $1.15 per share expired. No warrants expired during the three months ended March 31, 2022.

At March 31, 2022 and 2021, warrants to purchase up to 26,351,571 and 32,282,708 shares of common stock, respectively, were outstanding with exercise prices ranging from $0.25 to $5.50 per share across both periods.

NOTE 17 – REVENUES

For the three months ended March 31, 2022 and 2021, the Company’s revenues were comprised of the following major categories (in thousands):

	Three Months Ended March 31,
	2022	2021
Product sales - retail	$21,441	$15,224
Product sales - wholesale	6,062	5,725
Real estate rentals	1,587	1,809
Supply procurement	1,190	520
Management fees	753	896
Licensing fees	249	469
Total revenues	$31,282	$24,643

For the three months ended March 31, 2022 and 2021, revenues from two clients represented 12% and 14%, respectively, of total revenues.

NOTE 18 – BAD DEBTS

The Company maintains two types of reserves to address uncertain collections of amounts due—an allowance against trade accounts receivable (the “AR Allowance”), and a reserve against cash advanced by the Company to its cannabis-licensed clients for working capital purposes (the WC Reserve”).

During the three months ended March 31, 2022, the Company made no change to the AR Allowance, and increased the WC Reserve by approximately $14,000, to reserve the working capital balance of Harvest. During the three months ended March 31, 2021, the Company increased the AR Allowance by $850,000, and the WC Reserve by approximately $175,000. The aggregate of these two amounts of approximately $1,025,000 was charged to Bad Debts on the statement of operations for this period.

NOTE 19 – RELATED PARTY TRANSACTIONS

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

The Company’s corporate offices are leased from an entity in which the Company’s CFO has an investment interest. This lease expires in October 2028 and contains a five-year extension option. During the three months ended March 31, 2022 and 2021, expenses incurred under this lease approximated $39,000 in both periods.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s COO. The aggregate purchases from this entity during the three months ended March 31, 2022 and 2021 approximated $872,000 and $825,000, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the Company’s COO and its SVP of Sales under a royalty agreement. This agreement was amended effective January 1, 2021 whereby, among other modifications, the royalty percentage changed from 2.5% on all sales of Betty’s Eddies products to (i) 3.0% and 10.0% of wholesale sales of existing products within the product line if sold directly by the Company, or licensed by the Company for sale by third-parties, respectively, and (ii) 0.5% and 1.0% of wholesale sales of future developed products within the product line if sold directly by the Company, or licensed by the Company for sale by third-parties, respectively. The aggregate royalties due to this entity in the three months ended March 31, 2022 and 2021approximated $56,000 and $83,000, respectively.

During the three months ended March 31, 2022 and 2021, one of the Company’s majority-owned subsidiaries paid aggregate distributions of approximately $11,000 and $9,000, respectively, to the Company’s CEO and CFO, who own minority equity interests in such subsidiary. During the three months ended March 31, 2022, another of the Company’s majority owned subsidiaries paid distributions of approximately $3,000 to a current employee who owns a minority equity interest in such subsidiary.

During the three months ended March 31, 2022 and 2021, the Company purchased fixed assets and consulting services of approximately $392,000 and $265,000, respectively, in the aggregate from two entities owned by two of the Company’s general managers.

During the three months ended March 31, 2022 and 2021, the Company purchased fixed assets of approximately $82,000 and $310,000 from an entity owned by an employee.

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

The details of the Company’s operating lease agreements are as follows:

●	Delaware – 4,000 square feet of retail space in a multi-use building under a five-year lease that expires in April 2027 that the Company has developed into a cannabis dispensary which is subleased to its cannabis-licensed client.

●	Delaware – a 100,000 square foot warehouse, of which the Company developed 60,000 square feet into a cultivation facility that is being subleased to its cannabis-licensed client. The lease expires in March 2030, with an option to extend the term for three additional five-year periods.

●	Delaware – a 12,000 square foot premises which the Company developed into a cannabis production facility with offices, and is subleases to its cannabis-licensed client. The lease expires in January 2026 and contains an option to negotiate an extension at the end of the lease term.

●	Nevada – 10,000 square feet of an industrial building that the Company has built-out into a cannabis cultivation facility and plans to rent to its cannabis-licensed client under a sublease which will be coterminous with this lease expiring in 2024.

●	Massachusetts – 10,000 square feet of office space which the Company utilizes as its corporate offices under a lease with a related party expiring in 2028, with an option to extend the term for an additional five-year period.

●	Maryland – a 2,700 square foot two-unit apartment under a lease that expires in July 2022.

The Company leases machinery and office equipment under finance leases that expire in February 2024 through February 2026 with such terms being a major part of the economic useful life of the leased property.

The components of lease expense for the three months ended March 31, 2022 were as follows (in thousands):

Operating lease cost	$277

Finance lease cost:
Amortization of right-of-use assets	$19
Interest on lease liabilities	7
Total finance lease cost	$26

The weighted average remaining lease term for operating leases is 7.1 years, and for finance leases is 3.8 years. The weighted average discount rate used to determine the right-of-use assets and lease liabilities is between 7.5% to 12.0% for all leases.

Future minimum lease payments as of March 31, 2022 under all non-cancelable leases having an initial or remaining term of more than one year were (in thousands):

	Operating Leases	Finance Leases
2022	$849	$135
2023	1,119	173
2024	1,050	153
2025	1,025	150
2026	970	21
Thereafter	2,611	-
Total lease payments	7,624	$632
Less: imputed interest	(2,153)	(82)
	$5,471	$550

In November 2021, the Company entered into lease agreements for six retail properties, each with square footage between 4,000 and 6,000 square feet, in the state of Ohio (each an “Ohio Lease” and collectively the “Ohio Leases”). Each Ohio Lease has an initial lease period of eleven months, with a minimum rent of $31.00 per square foot which increases 3.0% annually. In the event the Company is awarded one or more of the six Ohio cannabis licenses for which it had previously applied, the Company can extend the term of one or more of the Ohio Leases to ten years (with two additional five-year options to extend) upon the payment of $50,000 for each extended Ohio Lease, and develop the premises of such extended lease(s) into a cannabis dispensary.

In February 2022, the Company was notified that it was awarded a cannabis dispensary license from the state of Ohio. The Company is awaiting the final verification process to be completed by the state. As of March 31, 2022, the lease terms of the Ohio Leases were all less than one year, and accordingly the Company was not required to record a right-of-use asset and corresponding lease liability on its balance sheet.

In April 2022, the Company extended the term of one of the Ohio Leases, and the remaining five Ohio Leases were terminated.

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

In August 2021, the parties entered into a settlement agreement and general release pursuant to which (i) Mr. Kidrin’s complaint was dismissed with prejudice, (ii) the Company issued to Mr. Kidrin five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share, (iii) the Company irrevocably transferred intangible assets relating to the online virtual worlds business the Company had conducted in early 2014, prior to its pivot into the legal cannabis industry (such assets had zero carrying value on the Company’s balance sheet), and (iv) each party released and discharged the other from all claims, losses, and liabilities.

In August 2021, the fair value of the warrants of approximately $776,000 was charged to compensation expense, and the Company reversed its accrual of approximately $1,043,000

Maryland Litigation

Following the consummation of the Kind acquisition previously discussed in Note 3 – Acquisitions, in April 2022, the Maryland litigation between the Company and the members of Kind was dismissed in its entirety with prejudice, and the parties have released one another of any and all claims between them.

DiPietro Lawsuit

In April 2022, the parties agreed to dismiss all direct claims and counterclaims asserted in this litigation, as set forth below. In addition to their direct claims, the parties also asserted derivative claims, which may be dismissed only with the court’s approval. On April 12, 2022, the court approved the form of notice to be delivered to unit holders of Mia Development LLC (“Mia”) and Mari Holdings MD LLC (“Mari-MD”), majority-owned subsidiaries of the Company, and scheduled a hearing to approve dismissal of all derivative claims for June 8, 2022.

In this action, Jennifer DiPietro, one of the former members of Kind, directly and derivatively on behalf of Mari-MD and Mia, commenced a suit in August 2020 against the Company’s CEO, CFO, and wholly-owned subsidiary MariMed Advisors Inc. (“MMA”), in Suffolk Superior Court, Massachusetts. DiPietro brought claims for breach of fiduciary duty, breach of contract, fraud in the inducement, aiding and abetting the alleged breach of fiduciary duty, and also sought access to books and records and an accounting related to her investments in Mari-MD and Mia. DiPietro sought unspecified money damages and rescission of her interest in Mari-MD, but not of her investment in Mia, which had provided substantial returns to her as a member.

The Company answered the complaint and MMA filed counterclaims against DiPietro on its own behalf and derivatively on behalf of Mari-MD for breach of her fiduciary duties to each of those entities, and for tortious interference with Mari-MD’s lease and MMA’s management services agreement with Kind.

In December 2021, the parties entered into a global confidential settlement and release agreement, along with the parties to the aforementioned Maryland litigation. As of the same date, MMA and Jennifer DiPietro entered into a membership interest purchase agreement pursuant to which the Company will purchase DiPietro’s interests in Mia and Mari-MD, as previously discussed in Note 3 – Acquisitions. Upon the court’s approval on the parties’ joint motion for approval on June 8, 2022, the purchase DiPietro’s interests shall be consummated, the parties shall release all direct and derivative claims against one another, and the parties shall file stipulations dismissing all claims and counterclaims with prejudice within three days of that ruling.

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

NOTE 21 – SUBSEQUENT EVENTS

Consummation of Kind Acquisition and Dismissal of Litigation

In April 2022, the Maryland Medical Cannabis Commission approved the Company’s acquisition of Kind as previously discussed in Note 3 – Acquisitions, and the acquisition was consummated by the parties. Accordingly, Kind will be consolidated into the financial results of the Company commencing on the closing date of the acquisition. The cash portion of the purchase price, $13.5 million, was funded out of available working capital. Additionally, following the consummation of the acquisition, the Maryland litigation between the Company and the former members of Kind was dismissed in its entirety with prejudice, and the parties released one another of any and all claims between them.

In April 2022, the Company and DiPietro agreed to dismiss all direct claims and counterclaims asserted in a separate litigation between them, as previously discussed in Note 20 – Commitments and Contingencies. In addition to their direct claims, the parties also asserted derivative claims, which may be dismissed only with the court’s approval. On April 12, 2022, the court approved the form of notice to be delivered to unit holders of Mia and Mari-MD, and scheduled a hearing to approve dismissal of all derivative claims for June 8, 2022. After such approval, the Company shall purchase DiPietro’s interests in Mia and Mari-MD, the parties shall release all direct and derivative claims against one another, and the parties shall file stipulations dismissing all claims and counterclaims with prejudice within three days of that ruling.

Consummation of Green Growth Group Acquisition

In April 2022, the acquisition of Green Growth Group previously discussed in Note 3 – Acquisitions was consummated by the parties.

Lease Agreements

In April 2022, the Company extended the term of one of the Ohio Leases previously discussed in Note 20 – Commitments and Contingencies, and the remaining five Ohio Leases were terminated.

Equity Transactions

In April 2022, warrants to purchase 750,000 shares of common stock were exercised on a cashless basis. The exercise price of $0.50 per share was paid via the surrender of 515,039 shares of common stock, resulting in the issuance of 234,961 shares of common stock.

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

To date, the Company’s acquisition and consolidation of its cannabis-licensed clients’ retail businesses in Illinois and retail and wholesale businesses in Massachusetts have been completed. In April 2022, the acquisition of its client’s wholesale business in Maryland, and a third-party wholesale business in Illinois were consummated. The acquisitions of clients’ retail and wholesale businesses in Nevada and Delaware are at various stages of completion and subject to each state’s laws governing the ownership transfer of cannabis licenses and other closing conditions. Delaware will require a modification of current cannabis ownership laws to permit for-profit ownership, which is expected to occur when the state legalizes recreational adult-use cannabis. Until the law changes and the acquisition is approved, the Company continues to generate revenue from rental income, management fees, and licensing royalties.

In addition to the aforementioned acquisitions of its cannabis-licensed clients, in February 2022, the Company was notified that it was awarded a cannabis dispensary license from the state of Ohio, for which it had previously applied. The Company is awaiting the final verification process to be completed by the state before commencing cannabis operations in this state.

The Company’s transition to a fully integrated muti-state cannabis operator (“MSO”) is part of a strategic growth plan (the “Strategic Growth Plan”) it is implementing to drive its revenues and profitability. The Strategic Growth Plan has four components: (i) complete the Consolidation Plan, (ii) increase revenues in existing states, by spending capital to increase the Company’s cultivation and production capacity, and develop additional assets within those states, (iii) expand the Company’s footprint in additional legal cannabis states through new applications and acquisitions of existing cannabis businesses, and (iv) optimize the Company’s brand portfolio and licensing revenue by expanding into additional states with legal cannabis programs.

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

The Company markets its high-quality cannabis flowers and concentrates under the award-winning1 Nature’s Heritage brand; chewable tablets under the brand names Kalm Fusion and K Fusion; all natural fruit chews under the award-winning1 Betty’s Eddies brand; brownies, cookies, and other social sweets under the Bubby’s Baked brand; and powder drink mixes under the Vibations: High + Energy brand. The Company’s brands have been top-selling products in Maryland and Massachusetts.2 The Company intends to introduce additional product lines under these brands in the foreseeable future.

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

The Company was incorporated in Delaware in January 2011 under the name Worlds Online Inc. The Company’s stock is quoted on the OTCQX market under the ticker symbol MRMD. In April 2022, the Company applied to list its shares of common stock on the Canadian Securities Exchange, which application is currently pending.

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

2 Source: LeafLink Insights 2020.

Revenues

The Company’s revenues are primarily comprised of the following categories:

●	Product Sales – direct sales of cannabis and cannabis-infused products primarily by the Company’s retail dispensaries and wholesale operations in Massachusetts and Illinois.

●	Real Estate – rental income and additional rental fees generated from leasing of the Company’s state-of-the-art, regulatory-compliant cannabis facilities to its cannabis-licensed clients.

●	Management – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production, and dispensary operations. Along with this oversight, the Company provides human resources, regulatory, marketing, and other corporate services.

●	Supply Procurement – resale of cultivation and production resources, supplies, and equipment, acquired by the Company from top national vendors at volume discounted prices, to its clients and third-parties within the cannabis industry.

●	Licensing – revenue from the sale of the Company’s branded products, including Betty’s Eddies and Kalm Fusion, and from the sublicensing of contracted brands including Healer and Tikun Olam, to regulated dispensaries throughout the United States and Puerto Rico.

Expenses

The Company classifies its expenses into three general categories:

●	Cost of Revenues – the direct costs associated with the generation of the Company’s revenues.

●	Operating Expenses – comprised of the sub-categories of personnel, marketing and promotion, general and administrative, and bad debts.

●	Non-operating Income and Expenses – comprised of the sub-categories of interest expense, interest income, loss on obligations settled with equity, gain (loss) on changes in fair value of investment, and other investment income.

Liquidity and Capital Resources

The Company produced the following improvements to its liquidity in the reported periods:

●	Cash and cash equivalents increased 13% to $33.5 million at March 31, 2022, from $29.7 million at December 31, 2021.

●	Working capital increased 16% to $20.1 million at March 31, 2022 from $17.4 million at December 31, 2021.

●	Cash flow provided by operating activities increased 26% to $8.5 million in the three months ended March 31, 2022 from $6.8 million in the same period in 2021.

●	Net income before income taxes increased 43% to $7.9 million in the three months ended March 31, 2022 from $5.5 million in the same period in 2021.

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

Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2022 was $8.5 million, compared to $6.8 million in the same period in 2021. The year-over-year improvement was primarily attributable to the increase in cannabis-derived profits generated by the Company’s four active retail dispensaries in Illinois, and its retail and wholesale operations in Massachusetts.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2022 was $4.4 million, compared to $2.9 million in the same period in 2021. The increase was attributable to an increase in property and equipment expenditures in 2022 for the Company’s facilities in Delaware, Illinois, Maryland, and Massachusetts.

Financing Activities

Net cash used in financing activities in the three months ended March 31, 2022 was $329,000, compared with net cash provided by financing activities of $5.4 million in the same period in 2021. In early 2021, the Company entered into a securities purchase agreement with Hadron Healthcare Master Fund (“Hadron”) whereby Hadron agreed to provide funding of up to $46.0 million to repay debt, to fund expansion plans of existing operations, and to finance planned acquisitions. The fluctuation in cash from financing activities was attributable to the receipt of $23.0 million under this facility, offset by issuance costs and debt repayments in March 2021. No financing was raised by the Company in 2022.

The balance of Hadron’s committed funding of $23.0 million was designated to fund future acquisitions, including the Kind acquisition, on the same aforementioned terms as the initial proceeds. Notwithstanding, Hadron did not fund the cash portion of the Kind purchase price and the Company is currently in negotiations with Hadron to amend and extend the facility to be utilized for future expansion opportunities. There is no assurance that any extension will be implemented.

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Revenues grew to $31.3 million in the first quarter of 2022, an increase of $6.6 million or 27%, compared to $24.6 million in the same period in 2021. The increase was primarily attributable to the growth of the Company’s (i) retail dispensary cannabis sales in Illinois, where one new dispensary commenced operations in May 2021, and (ii) supply procurement revenue generated primarily from the Company’s cannabis clients in Delaware and Maryland.

Cost of revenues were $14.3 million in the first quarter of 2022 compared to $11.5 million in the same period in 2021, an increase of $2.8 million or 25%. The variance was primarily due to the higher level of revenues as these costs are largely variable in nature and fluctuate in-step with revenues. As a percentage of revenues, these costs decreased slightly to 45.7% in 2022 from 46.5% in the same period in 2021 due to increased operating efficiencies.

As a result of the foregoing, gross profit grew to $17.0 million in the first quarter of 2022 from $13.2 million in the same period in 2021.

Personnel expenses increased to $3.0 million in the first quarter of 2022 from $1.7 million in the same period in 2021. The increase was primarily due to the hiring of additional staff to support higher levels of projected revenue from existing operations as well as from the Kind acquisition. As a percentage of revenues, personnel expenses increased to 9.7% in the first quarter of 2022 from to 7.0% in the same period in 2021.

Marketing and promotion costs increased to $643,000 in the first quarter of 2022 from $225,000 in the same period in 2021. The increase is attributable to the Company’s focused efforts to upgrade its marketing initiatives and personnel in order to expand branding and distribution of its licensed products. As a percentage of revenues, these costs increased to 2.1% in the first quarter of 2022 from 0.9% in the same period in 2021.

General and administrative costs increased to $6.2 million in the first quarter of 2022 from $3.2 million in the same period in 2021. This change is primarily due to increases of (i) $2.1 million in non-cash equity compensation expense from option grants in fiscal 2021 that continued vest in the first quarter of 2022, and (ii) $275,000 in net professional fees primarily due to the hiring of consultants, offset by a reduction in legal costs. The increase is also due to smaller increases in insurance, facility costs, insurance, and depreciation that are in line with the growth of the Company.

Bad debt expense decreased to $14,000 in the first quarter of 2022 from $1,025,000 in the same period in 2021, due to higher reserve balances required on aged trade receivable balances in 2021.

As a result of the foregoing, the Company generated operating income of $7.0 million in both the first quarter of 2022 and the same period in 2021.

Net non-operating income was $852,000 in the first quarter of 2022 compared to net non-operating expenses of $1,524,000 in the same period in 2021. The change is due to a $1,199,000 reduction of interest expense from lower levels of outstanding debt, non-cash income of $954,000 in 2022 from a nonconsolidated investment, and a $93,000 year-over-year increase in the fair value of a second nonconsolidated investment.

As a result of the foregoing, the Company generated income before income taxes of $7.9 million in the first quarter of 2022, compared to $5.5 million in the same period in 2021. After a tax provision of $3.7 million in 2022 and $1.2 million in 2021, net income was $4.2 million in the first quarter of 2022, compared to $4.3 million in the same period in 2021.

Non-GAAP Measurement

In addition to the financial information reflected in this report, which is prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), the Company is providing a non-GAAP financial measurement of profitability – Adjusted EBITDA – as a supplement to the preceding discussion of the Company’s financial results.

Management defines Adjusted EBITDA as net income, determined in accordance with GAAP, excluding the following:

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

Reconciliation of Net Income to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles Net Income to Adjusted EBITDA for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Net income	$4,241	$4,310

Interest expense, net	150	1,478
Income taxes	3,660	1,204
Depreciation and amortization	842	639
Earnings before interest, taxes, depreciation, and amortization	8,893	7,631

Amortization of stock grants	2	5
Amortization of option grants	2,469	295
Amortization of stand-alone warrant issuances	-	56
Loss on equity issued to settle obligations	-	1
Gain (loss) on change in fair value of investment	(48)	45
Other investment income	(954)	-
Adjusted EBITDA	$10,362	$8,033

2022 Plans

For the balance of 2022 and into 2023, the Company’s focus will be to continue to execute its Strategic Growth Plan. The Company’s priority activities will include the following:

1)	Continue to consolidate the cannabis businesses that the Company has developed and manages.

2)	Expand revenue, assets, and its footprint in the states in which the Company is operating.

	-	In Massachusetts, the Company intends to open two additional dispensaries and significantly expand the capacity and capability of its manufacturing facility.
	-	In Delaware, the Company intends to develop an additional 40,000 square feet of cultivation and production at its facility in Milford.
	-	In Maryland, the Company intends to expand its manufacturing facility by 40,000 square feet and open a dispensary in Annapolis.
	-	In Illinois, the Company intends to go vertical by acquiring one or more craft licenses and to potentially add up to six more dispensaries up to the statutory limit of ten.

3)	Expand into other legal states through M&A and filing new applications in states where new licensing opportunities arise.

4)	Expand revenues by producing and distributing its award-winning brands to qualified strategic partners or acquiring production and distribution licenses.

No assurances can be given that any of these plans will come to fruition or that if implemented will necessarily yield positive results.

Subsequent Events

Please refer to Note 21 – Subsequent Events of the Company’s financial statements included in this report for a discussion of material events that occurred after the balance sheet date.

The issuance of the shares of common stock described in Note 21 – Subsequent Events of the Company’s financial statements were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act. In accordance with Rule 144(d)(3)(ii) of the Securities Act, no legend restricting the sale, transfer, or other disposition of these shares was required.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022 (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Other than as described above, there was no change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2022, the Maryland litigation between the Company and the members of Kind was dismissed in its entirety with prejudice, and the parties released one another of any and all claims between them.

In April 2022, the Company and DiPietro agreed to dismiss all direct claims and counterclaims asserted in a separate litigation between them. In addition to their direct claims, the parties also asserted derivative claims, which may be dismissed only with the court’s approval. On April 12, 2022, the court approved the form of notice to be delivered to unit holders of Mia Development LLC and Mari Holdings MD LLC, majority-owned subsidiaries of the Company, and scheduled a hearing to approve dismissal of all derivative claims for June 8, 2022.

Other than the above, there has been no material change to the status of the Company’s legal proceedings.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information contained in this item pursuant to Regulation S-K. However, information regarding the Company’s risk factors appears in Part I, Item 1A. of its Annual Report on Form 10-K for the year ended December 31, 2021. These risk factors describe some of the assumptions, risks, uncertainties, and other factors that could adversely affect the Company’s business or that could otherwise result in changes that differ materially from management’s expectations. There have been no material changes to the risk factors contained in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, the Company issued (i) 1,142,858 shares of common stock upon the conversion of $400,000 of promissory notes, (ii) 10,000 shares of common stock in connection with the exercise of stock options at an exercise price of $0.30 per share, and (iii) 375,000 shares of common stock valued at $274,000 in exchange for consulting services.

The issuance of the shares of common stock described above were deemed to be exempt from registration under the Securities Act in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act. A legend restricting the sale, transfer, or other disposition of these securities other than in compliance with the Securities Act was placed on the securities issued in the foregoing transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on March 9, 2017 (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.4	Series C Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 1, 2021 (p)

3.1.5	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 25, 2017, effective as of May 1, 2017 (q)

3.1.6	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on September 24, 2021 (q)

3.2	By-Laws – Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC (h)

4.1.3	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC (i)

4.2	Second Amended and Restated Promissory Note, dated June 24, 2020, in the principal amount of $8,811,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (j)

4.3	Common Stock Purchase Warrant, dated June 24, 2020, issued by MariMed Inc.to SYYM LLC (k)

4.4	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $5,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.5	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $3,000,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.6	Common Stock Purchase Warrant, dated September 30, 2020, issued by MariMed Inc.to Best Buds Funding, LLC. and/or its designees (m)

4.7	Amended and Restated Common Stock Purchase Warrant, dated March 18, 2021, issued by MariMed Inc. to Hadron Healthcare Master Fund (q)

4.8	Third Amended and Restated Promissory Note, dated April 1, 2021, in the principal amount of $3,211,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (r)

10.1	Amended and Restated 2018 Stock Award and Incentive Plan (d)

10.1.1	Amendment to the Amended and Restated 2018 Stock Award and Incentive Plan, effective as of September 23, 2021 (q)

10.2	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea (e)

10.3	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (g)

10.4	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (h)

10.5	Amendment Agreement dated June 24, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (l)

10.6	Note Extension Agreement, effective as of September 30, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties (n)

10.7	Securities Purchase Agreement, dated March 1, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (q)

10.8	First Amendment to Securities Purchase Agreement, dated March 18, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (q)

10.9	Amendment Agreement dated April 1, 2021, between SYYM LLC, as noteholder and collateral agent, and MariMed, Inc. and MariMed Hemp, Inc., as co-borrowers (r)

10.10 ***	Employment Agreement between MariMed Inc. and Robert Fireman, dated July 9, 2021 (s)

10.11 ***	Employment Agreement between MariMed Inc. and Jon R. Levine, dated July 9, 2021 (s)

10.12 ***	Employment Agreement between MariMed Inc. and Timothy Shaw, dated July 9, 2021 (s)

10.13 ***	Form of the First Amendment to the Employment Agreement, effective as of September 22, 2021, between MariMed Inc. and each of Robert Fireman, Jon R. Levine, and Timothy Shaw (q)

10.14 ***	Form of Stock Option Agreement, dated July 9, 2021, with each of Robert Fireman, Jon R. Levine, and Timothy Shaw (q)

10.15 ***	Form of Stock Option Agreement, dated October 1, 2021, with each of Robert Fireman, Jon R. Levine, and Timothy Shaw (q)

10.16	Settlement Agreement and General Release, dated August 19, 2021, between MariMed Inc. and Thomas Kidrin (q)

10.17	Membership Interest Purchase Agreement, dated December 31, 2021, between MariMed Inc. and Jennifer DiPietro, Susan Zimmerman and Sophia Leonard-Burns (c)

10.18	Membership Interest Purchase Agreement, dated December 31, 2021, between MariMed Advisors Inc. and Jennifer DiPietro (c)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

*** This exhibit is a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011 and incorporated herein by reference.

(b)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017 and incorporated herein by reference.

(c)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 16, 2022 and incorporated herein by reference.

(d)	Previously filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019 and incorporated herein by reference.

(e)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019 and incorporated herein by reference.

(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 12, 2020 and incorporated herein by reference.

(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 12, 2020 and incorporated herein by reference.

(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 27, 2020 and incorporated herein by reference.

(i)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 28, 2020 and incorporated herein by reference.

(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 30, 2020 and incorporated herein by reference.

(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 30, 2020 and incorporated herein by reference.

(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 30, 2020 and incorporated herein by reference.

(m)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 26, 2020 and incorporated herein by reference.

(n)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 26, 2020 and incorporated herein by reference.

(o)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 29, 2013 and incorporated herein by reference.

(p)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2021 and incorporated herein by reference.

(q)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed on November 15, 2021 and incorporated herein by reference.

(r)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 23, 2021 and incorporated herein by reference.

(s)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 9, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 10, 2022

MARIMED INC.

By:	/s/ Robert Fireman
Robert Fireman
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jon R. Levine
Jon R. Levine
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (a)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on March 9, 2017 (b)

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020 (h)

3.1.4	Series C Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 1, 2021 (p)

3.1.5	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 25, 2017, effective as of May 1, 2017 (q)

3.1.6	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on September 24, 2021 (q)

3.2	By-Laws – Restated as Amended (a)

4.1	Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and MariMed Inc. (f)

4.1.1	Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by MariMed Inc. to Navy Capital Green Fund, LP (h)

4.1.2	Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by MariMed Inc. to Navy Capital Green Co-Invest Fund, LLC (h)

4.1.3	12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by MariMed Inc. to Best Buds Funding LLC (i)

4.2	Second Amended and Restated Promissory Note, dated June 24, 2020, in the principal amount of $8,811,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (j)

4.3	Common Stock Purchase Warrant, dated June 24, 2020, issued by MariMed Inc.to SYYM LLC (k)

4.4	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $5,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.5	Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $3,000,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (m)

4.6	Common Stock Purchase Warrant, dated September 30, 2020, issued by MariMed Inc.to Best Buds Funding, LLC. and/or its designees (m)

4.7	Amended and Restated Common Stock Purchase Warrant, dated March 18, 2021, issued by MariMed Inc. to Hadron Healthcare Master Fund (q)

4.8	Third Amended and Restated Promissory Note, dated April 1, 2021, in the principal amount of $3,211,653.84, issued by MariMed Hemp Inc. and MariMed Inc. to SYYM LLC (r)

10.1	Amended and Restated 2018 Stock Award and Incentive Plan (d)

10.1.1	Amendment to the Amended and Restated 2018 Stock Award and Incentive Plan, effective as of September 23, 2021 (q)

10.2	Form of Stock Option Agreement, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea (e)

10.3	Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (g)

10.4	Exchange Agreement, dated as of February 27, 2020, among MariMed Inc., Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (h)

10.5	Amendment Agreement dated June 24, 2020, between SYYM LLC, as noteholder and collateral agent, and MariMed Inc. and MariMed Hemp Inc., as co-borrowers (l)

10.6	Note Extension Agreement, effective as of September 30, 2020, among Best Buds Funding LLC, as lender, and each of MariMed Inc., Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties (n)

10.7	Securities Purchase Agreement, dated March 1, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (q)

10.8	First Amendment to Securities Purchase Agreement, dated March 18, 2021, between MariMed Inc. and Hadron Healthcare Master Fund (q)

10.9	Amendment Agreement dated April 1, 2021, between SYYM LLC, as noteholder and collateral agent, and MariMed, Inc. and MariMed Hemp, Inc., as co-borrowers (r)

10.10 ***	Employment Agreement between MariMed Inc. and Robert Fireman, dated July 9, 2021 (s)

10.11 ***	Employment Agreement between MariMed Inc. and Jon R. Levine, dated July 9, 2021 (s)

10.12 ***	Employment Agreement between MariMed Inc. and Timothy Shaw, dated July 9, 2021 (s)

10.13 ***	Form of the First Amendment to the Employment Agreement, effective as of September 22, 2021, between MariMed Inc. and each of Robert Fireman, Jon R. Levine, and Timothy Shaw (q)

10.14 ***	Form of Stock Option Agreement, dated July 9, 2021, with each of Robert Fireman, Jon R. Levine, and Timothy Shaw (q)

10.15 ***	Form of Stock Option Agreement, dated October 1, 2021, with each of Robert Fireman, Jon R. Levine, and Timothy Shaw (q)

10.16	Settlement Agreement and General Release, dated August 19, 2021, between MariMed Inc. and Thomas Kidrin (q)

10.17	Membership Interest Purchase Agreement, dated December 31, 2021, between MariMed Inc. and Jennifer DiPietro, Susan Zimmerman and Sophia Leonard-Burns (c)

10.18	Membership Interest Purchase Agreement, dated December 31, 2021, between MariMed Advisors Inc. and Jennifer DiPietro(c)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

*** This exhibit is a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Registration Statement on Form 10-12G (File No. 000-54433) filed on June 9, 2011 and incorporated herein by reference.

(b)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017 and incorporated herein by reference.

(c)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 16, 2022 and incorporated herein by reference.

(d)	Previously filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on August 26, 2019 and incorporated herein by reference.

(e)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 29, 2019 and incorporated herein by reference.

(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 12, 2020 and incorporated herein by reference.

(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 12, 2020 and incorporated herein by reference.

(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 27, 2020 and incorporated herein by reference.

(i)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 28, 2020 and incorporated herein by reference.

(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 30, 2020 and incorporated herein by reference.

(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 30, 2020 and incorporated herein by reference.

(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 30, 2020 and incorporated herein by reference.

(m)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 26, 2020 and incorporated herein by reference.

(n)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 26, 2020 and incorporated herein by reference.

(o)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 29, 2013 and incorporated herein by reference.

(p)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2021 and incorporated herein by reference.

(q)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed on November 15, 2021 and incorporated herein by reference.

(r)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 23, 2021 and incorporated herein by reference.

(s)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 9, 2021 and incorporated herein by reference.

