Form 10-Q
period 2022-06-30
MARIMED INC.
filed 2022-08-09
CIK 1522767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2022

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

617-795-5140

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

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

As of August 5, 2022, 338,693,855 shares of the registrant’s common stock were outstanding.

MariMed Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to MariMed Inc. that is based on the beliefs of MariMed Inc.’s management, as well as assumptions made by and information currently available to the Company. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “could,” “should,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “will,” or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. Such statements reflect the current views of the Company with respect to future events, including consummation of pending transactions, launch of new products, expanded distribution of existing products, obtaining new licenses, estimates and projections of revenue, EBITDA and Adjusted EBITDA and other information about its business, business prospects and strategic growth plan which are based on certain assumptions of its management, including those described in this Quarterly Report on Form 10-Q. These statements are not a guarantee of future performance and involve risk and uncertainties that are difficult to predict, including, among other factors, changes in demand for the Company’s services and products, changes in the law and its enforcement, timing and outcome of regulatory processes and changes in the economic environment.

Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Any forward-looking statement made by the Company in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MariMed Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$7,911	29,683
Accounts receivable, net	5,297	1,666
Deferred rents receivable	737	1,678
Notes receivable, current portion	132	127
Inventory	15,889	9,768
Investments, current	525	251
Other current assets	3,059	1,440
Total current assets	33,550	44,613
Property and equipment, net	69,132	62,150
Intangible assets, net	9,898	162
Goodwill	8,079	2,068
Notes receivable, net of current	9,116	8,987
Operating lease right-of-use assets	5,071	5,081
Finance lease right-of-use assets	541	46
Other assets	491	98
Total assets	$135,878	$123,205

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Mortgages and notes payable, current portion	$2,734	$1,410
Accounts payable	7,624	5,099
Accrued expenses and other	3,473	3,149
Income taxes payable	10,001	16,467
Operating lease liabilities, current portion	1,201	1,071
Finance lease liabilities, current portion	180	27
Total current liabilities	25,213	27,223
Mortgages and notes payable, net of current	20,629	17,262
Operating lease liabilities, net of current	4,420	4,574
Finance lease liabilities, net of current	338	22
Other liabilities	100	100
Total liabilities	50,700	49,181

Commitments and contingencies

MariMed Inc.

Condensed Consolidated Balance Sheets (continued)

(in thousands, except per share amounts)

(unaudited)

	June 30,	December 31,
	2022	2021
Mezzanine equity:
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at June 30, 2022 and December 31, 2021	14,725	14,725
Series C convertible preferred stock $0.001 par value; 12,432,432 shares authorized; 6,216,216 shares issued and outstanding at June 30, 2022 and December 31, 2021	23,000	23,000
Total mezzanine equity	37,725	37,725

Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 38,875,451 shares authorized; zero shares issued and outstanding at June 30, 2022 and December 31, 2021
Common stock, $0.001 par value; 700,000,000 shares authorized; 338,693,855 and 334,030,348 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	339	334
Additional paid-in capital	139,951	134,920
Accumulated deficit	(91,381)	(97,392)
Noncontrolling interests	(1,456)	(1,563)
Total stockholders’ equity	47,453	36,299
Total liabilities, mezzanine equity and stockholders’ equity	$135,878	$123,205

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenue	$32,986	$32,569	$64,268	$57,212
Cost of revenue	17,981	13,163	32,287	24,620
Gross profit	15,005	19,406	31,981	32,592

Operating expenses:
Personnel	3,382	2,058	6,424	3,785
Marketing and promotion	809	270	1,452	495
General and administrative	5,565	4,282	11,793	7,453
Acquisition-related and other	754	-	754	-
Bad debt	-	794	14	1,819
Total operating expenses	10,510	7,404	20,437	13,552

Income from operations	4,495	12,002	11,544	19,040

Interest and other (expense) income:
Interest expense	(440)	(265)	(753)	(1,777)
Interest income	318	36	481	70
Other (expense) income, net	(727)	(371)	275	(417)
Total interest and other (expense) income	(849)	(600)	3	(2,124)

Income before income taxes	3,646	11,402	11,547	16,916
Provision for income taxes	1,750	3,813	5,410	5,017

Net income	1,896	7,589	6,137	11,899
Net income attributable to noncontrolling interests	73	96	126	186
Net income attributable to common stockholders	$1,823	$7,493	$6,011	$11,713

Net income per share attributable to common stockholders:
Basic	$0.01	$0.02	$0.02	$0.04
Diluted	$0.00	$0.02	$0.02	$0.03

Weighted average common shares outstanding:
Basic	337,497	324,267	336,137	321,741
Diluted	379,626	370,257	379,225	365,324

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Six months ended June 30, 2022
			Common stock subscribed but		Additional		Non-	Total
	Common stock		not issued		paid-in	Accumulated	controlling	stockholders’
	Shares	Par value	Shares	Amount	capital	deficit	interests	equity
Balances at January 1, 2022	334,030,348	$334	-	$-	$134,920	$(97,392)	$(1,563)	$36,299
Exercise of stock options	10,000				3			3
Cashless exercise of stock options	200,000							-
Cashless exercise of warrants	234,961							-
Release of shares under stock grants	356,938							-
Shares issued as purchase consideration - business acquisition	2,343,750	3			1,497			1,500
Purchase of minority interests in certain of the Company’s subsidiaries					(2,165)		165	(2,000)
Stock issued as payment of fees	375,000	1			273			274
Conversion of promissory notes to stock	1,142,858	1			399			400
Distributions to non-controlling interests							(184)	(184)
Stock-based compensation					5,024			5,024
Net income						6,011	126	6,137
Balances at June 30, 2022	338,693,855	$339	-	$-	$139,951	$(91,381)	$(1,456)	$47,453

	Six months ended June 30, 2021
			Common stock subscribed but		Additional		Non-	Total
	Common stock		not issued		paid-in	Accumulated	controlling	stockholders’
	Shares	Par value	Shares	Amount	capital	deficit	interests	equity
Balances at January 1, 2021	314,418,812	$314	11,413	$5	$112,975	$(104,617)	$(577)	$8,100
Issuance of subscribed shares	11,413		(11,413)	(5)	5			-
Exercise of stock options	82,885				9			9
Exercise of warrants	698,812	1			60			61
Release of shares under stock grants	6,877							-
Conversion of debentures payable to equity	4,610,645	5			1,352			1,357
Conversion of promissory notes to equity	6,937,400	7			2,253			2,260
Stock issued to settle obligations	71,691				53			53
Equity issuance costs					(387)			(387)
Distributions to non-controlling interests							(183)	(183)
Stock-based compensation					1,600			1,600
Net income						11,713	186	11,899
Balances at June 30, 2021	326,838,535	$327	-	$-	$117,920	$(92,904)	$(574)	$24,769

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income attributable to common stockholders	$6,011	$11,713
Net income attributable to noncontrolling interests	126	186
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	1,552	963
Amortization of intangible assets	425	346
Stock-based compensation	5,024	1,600
Amortization of warrants attached to debt	-	539
Amortization of beneficial conversion feature	-	177
Amortization of original issue discount	-	52
Bad debt expense	14	1,819
Fees paid with stock	274	-
Loss on obligations settled with equity	-	3
(Gain) loss on changes in fair value of investments	679	415
Other investment income	(954)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(3,554)	(3,230)
Deferred rents receivable	99	125
Inventory	(1,795)	(2,398)
Other current assets	(1,267)	(1,373)
Other assets	(392)	(17)
Accounts payable	2,024	1,699
Accrued expenses and other	180	4,973
Income taxes payable	(6,467)	-
Net cash provided by operating activities	1,979	17,592

Cash flows from investing activities:
Purchases of property and equipment	(7,854)	(7,976)
Business acquisitions, net of cash acquired	(12,746)	-
Purchases of cannabis licenses	(330)	(638)
Proceeds from notes receivable	73	-
Interest on notes receivable	-	119
Net cash used in investing activities	(20,857)	(8,495)

MariMed Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	23,000
Equity issuance costs	-	(387)
Proceeds from issuance of promissory notes	-	35
Principal payments of mortgages and promissory notes	(611)	(16,098)
Proceeds from exercise of stock options	3	9
Proceeds from exercise of warrants	-	61
Repayment of loans from related parties	-	(1,158)
Principal payments of finance leases	(102)	(18)
Redemption of minority interests	(2,000)	-
Distributions	(184)	(183)
Net cash (used in) provided by financing activities	(2,894)	5,261

Net (decrease) increase in cash and cash equivalents	(21,772)	14,358
Cash and equivalents, beginning of year	29,683	2,999
Cash and cash equivalents, end of period	$7,911	$17,357

Supplemental disclosure of cash flow information:
Cash paid for interest	$647	$1,405
Cash paid for income taxes	$11,877	$419

Non-cash activities:
Stock issued as purchase consideration	$1,500	$-
Conversion of promissory notes	$400	$2,260
Conversions of debentures payable	$-	$1,356
Operating lease right-of-use assets and liabilities	$322	$466
Finance lease right-of-use assets and liabilities	$519	$-
Common stock issued to settle obligations	$-	$51
Issuance of common stock associated with subscriptions	$-	$5
Cashless exercise of warrants	$-	$180
Cashless exercise of stock options	$-	$53

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) BASIS OF PRESENTATION

Business

MariMed Inc. (“MariMed” or the “Company”) is a multi-state operator in the United States cannabis industry. MariMed develops, operates, manages, and optimizes over 300,000 square feet of state-of-the-art, regulatory-compliant facilities for the cultivation, production and dispensing of medicinal and recreational cannabis. MariMed also licenses its proprietary brands of cannabis and hemp-infused products, along with other top brands, in domestic markets and overseas.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

On April 27, 2022 (the “Kind Acquisition Date”), the Company acquired Kind Therapeutics USA (“Kind”). The financial results of Kind are included in the Company’s condensed consolidated financial statements for the period subsequent to the Kind Acquisition Date.

Interim results are not necessarily indicative of results for the full fiscal year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2022.

Certain reclassifications, not affecting previously reported net income or cash flows, have been made to the previously issued financial statements to conform to the current period presentation.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three- or six-month periods ended June 30, 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of MariMed and its wholly- and majority-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Noncontrolling interests represent third-party minority ownership interests in the Company’s majority-owned consolidated subsidiaries. Net income attributable to noncontrolling interests is reported in the condensed consolidated statements of operations, and the value of minority-owned interests are presented as a component of equity within the condensed consolidated balance sheets.

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenue and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these condensed consolidated financial statements include accounting for business combinations, inventory valuations, assumptions used to determine the fair value of stock-based compensation, and intangible asset and goodwill. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. The fair values of these investments approximate their carrying values.

At June 30, 2022 and December 31, 2021, the Company had cash of $0.1 million and $5.1 million held in escrow, respectively. The amount recorded at December 31, 2021 included a $5.0 million escrow deposit in connection with the acquisition of Kind.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments approximate their fair values and include cash equivalents, accounts receivable, deferred rents receivable, notes receivable, mortgages and notes payable, and accounts payable.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tier fair value hierarchy is based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

Level 1. Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2. Level 2 applies to assets or liabilities for which there are inputs that are directly or indirectly observable in the marketplace, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets).

Level 3. Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, Accounting Standards Updates (“ASUs”) and does not believe that the future adoption of any such ASUs will have a material impact on its financial condition or results of operations.

(2) ACQUISITIONS

Kind

In December 2021, the Company entered into a membership interest purchase agreement with the members of Kind, the Company’s client in Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis, to acquire 100% of the equity ownership of Kind in exchange for $13.5 million payable in cash (subject to certain adjustments) and $6.5 million payable by the issuance of four-year 6.0% promissory notes to the members of Kind, secured by a first priority lien on the Company’s property in Hagerstown, MD (collectively, the “Kind Consideration”). Upon execution of the membership interest purchase agreement, the Company deposited $5.0 million into escrow as a contract down payment.

In April 2022, the Maryland Medical Cannabis Commission approved the Company’s acquisition of Kind, and the acquisition was completed on the Kind Acquisition Date (the “Kind Acquisition”). Following the Kind Acquisition, the Maryland litigation between the Company and the members of Kind was dismissed (see Note 18).

The Company believes that the Kind Acquisition allows it to expand its operations into the Maryland cannabis industry and marketplace.

The Kind Acquisition has been accounted for as a business combination and the financial results of Kind have been included in the Company’s condensed consolidated financial statement for the period subsequent to the Kind Acquisition Date. The Company’s financial results for the three and six months ended June 30, 2022 include $1.7 million of revenue and a net loss of $0.3 million attributable to Kind.

A summary of the preliminary allocation of Kind Consideration to the acquired assets, identifiable intangible assets and certain assumed liabilities is as follows (in thousands):

Fair value of consideration transferred:
Cash consideration:
Cash paid at closing	$10,128
Release of escrow	2,444
Severance paid from escrow	556
Less cash acquired	(2,310)
Net cash consideration	10,818
Note payable	5,634
Write-off accounts receivable	658
Write-off of deferred accounts receivable	842
Total fair value of consideration transferred	$17,952

Fair value of assets acquired and (liabilities assumed):
Current assets, net of cash acquired	$5,047
Property and equipment	622
Intangible assets:
Tradename and trademarks	2,041
Licenses and customer base	4,700
Non-compete agreements	42
Goodwill	6,011
Current liabilities	(511)
Total fair value of assets acquired and (liabilities assumed)	$17,952

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired tradename/trademarks, licenses/customer base, and non-compete intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company’s estimates of new markets, products and customers and its outcome through key assumptions driving asset values, including sales growth, royalty rates and other related costs.

The Company is amortizing the identifiable intangible assets arising from the Kind Acquisition in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 5.77 years (see Note 9). Goodwill results from assets that are not separately identifiable as part of the transaction and is not deductible for tax purposes.

Concurrent with entering into the Kind membership purchase agreement, the Company entered into a membership interest purchase agreement with one of the members of Kind to acquire such member’s entire equity ownership interest in (i) Mari Holdings MD LLC (“Mari-MD”), the Company’s majority-owned subsidiary that owns production and retail cannabis facilities in Hagerstown, MD and Annapolis, MD, and (ii) Mia Development LLC (“Mia”), the Company’s majority-owned subsidiary that owns production and retail cannabis facilities in Wilmington, DE. Upon the dismissal in June 2022 of the derivative claims in the DiPietro lawsuit (see Note 18), the Company paid the aggregate purchase consideration of $2.0 million, and the transaction was completed, increasing the Company’s ownership of Mari-MD and Mia to 99.7% and 94.3%, respectively.

Green Growth Group Inc.

In January 2022, the Company entered into a stock purchase agreement to acquire 100% of the equity ownership of Green Growth Group Inc. (“Green Growth”), an entity that holds a craft cultivation and production cannabis license issued by the Illinois Department of Agriculture, in exchange for $1.9 million in cash and shares of the Company’s common stock valued at $1.5 million. Concurrently, the Company made a good faith deposit of $100,000.

In April 2022, the Illinois Department of Agriculture approved the Company’s acquisition of Green Growth, and the purchase transaction (the “Green Growth Acquisition”) was completed on May 5, 2022 (the “Green Growth Acquisition Date”). The Company paid the remaining $1.8 million in cash and issued 2,343,750 shares of common stock to the sellers on the Green Growth Acquisition Date. With this license, the Company can cultivate up to 14,000 square feet of cannabis flowers and produce cannabis concentrates. The Company believes that the acquisition of this cannabis license will allow it to be vertically integrated in Illinois by growing cannabis and producing cannabis products that can be distributed and sold at the Company-owned Thrive dispensaries and sold into the robust wholesale cannabis marketplace.

The Company has allocated the purchase price to its licenses/customer base intangible asset on a preliminary basis. The Company recorded approximately $57,000 of amortization expense in the three months ended June 30, 2022 for the intangible asset acquired based on an estimated ten-year life for such assets.

Meditaurus LLC

In September 2021, the Company acquired the remaining 30.0% ownership interest of Meditaurus LLC, a developer of CBD products sold under the Florance brand name (“Meditaurus”), in exchange for 100,000 shares of the Company’s common stock, valued at approximately $94,000, and $10,000 in cash. In 2019, the Company had acquired a 70.0% ownership interest in Meditaurus in exchange for stock and cash aggregating $2.8 million.

The carrying value of the noncontrolling interest of approximately $975,000 was eliminated on the date such interest was acquired, and as there was no change in control of Meditaurus from this transaction, the resulting gain on bargain purchase was recognized in Additional paid-in capital in the condensed consolidated balance sheet. As part of this transaction, the initial purchase agreement was amended, eliminating all future license fees and payments to the prior owners of Meditaurus.

Pending Transactions

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

The purchase is contingent upon the approval of the Massachusetts Cannabis Control Commission, which is expected prior to the end of 2022. Concurrent with the execution of this agreement, the parties entered into a consulting agreement under which the Company provides certain oversight services related to the development, staffing, and operation of the business in exchange for a monthly fee.

The Harvest Foundation LLC

In 2019, the Company entered into a purchase agreement to acquire 100% of the ownership interests of The Harvest Foundation LLC (“Harvest”), the holder of a cannabis cultivation license in the state of Nevada. The acquisition is conditioned upon state regulatory approval of the transaction and other closing conditions. The regulatory approval process for license transfers in Nevada has experienced significant delays as a result of multiple factors including the impact of Covid. Additionally, the progress of this acquisition has been delayed as a result of actions taken by the Nevada Cannabis Control Board (“CCB”) relating to regulatory operating violations by Harvest and its current ownership. Harvest is in process of negotiating a settlement with the CCB to resolve these violations which will allow it to proceed with the sale. The Company is monitoring the status of Harvest matters which may require adjustments to the purchase agreement.

The purchase agreement provides for a purchase price comprised of the issuance of (i) 1,000,000 shares of the Company’s common stock in the aggregate to the two owners of Harvest, which were issued as a good faith deposit upon execution of the purchase agreement, (ii) $1.2 million of the Company’s common stock at closing, based on the closing price of the common stock on the day prior to regulatory approval of the transaction, and (iii) warrants to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the day prior to regulatory approval of the transaction. The issued shares were recorded at par value. Such shares are restricted and are to be returned to the Company in the event the transaction does not close.

Upon approval of the transfer, and the fulfillment of other closing conditions, if achieved, the ownership of Harvest will be transferred to the Company, and the operations of Harvest will begin to be consolidated into the Company’s financial statements. There is no assurance that the closing conditions to the Company’s acquisition of Harvest, including regulatory approval, will be achieved or that the acquisition will be consummated.

(3) EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive.

The calculations of shares used to compute net earnings per share were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Weighted average shares outstanding - basic	337,497	324,267	336,137	321,741
Potential dilutive common shares	42,129	45,990	43,088	43,583
Weighted average shares outstanding - diluted	379,626	370,257	379,225	365,324

(4) DEFERRED RENTS RECEIVABLE

The Company is the lessor under operating leases which contain escalating rents over time, rent holidays, options to renew, requirements to pay property taxes, insurance and/or maintenance costs, and contingent rental payments based on a percentage of monthly tenant revenues. The Company is not the lessor under any finance leases.

The Company recognizes fixed rental receipts from such lease agreements on a straight-line basis over the expected lease term. Differences between amounts received and amounts recognized are recorded in Deferred rents receivable in the condensed consolidated balance sheets. Contingent rentals are recognized only after tenants’ revenues are finalized and if such revenues exceed certain minimum levels.

The Company leases the following owned properties:

●	Delaware – a 45,000 square foot cannabis cultivation, processing, and dispensary facility which is leased to its cannabis-licensed client under a triple net lease that expires in 2035.

●	Maryland – a 180,000 square foot cultivation and processing facility that expires in 2037. This facility had been leased to Kind prior to the Kind Acquisition Date.

●	Massachusetts – a 138,000 square foot industrial property of which approximately half of the available square footage is leased to a non-cannabis manufacturing company under a lease that expires in October 2022.

The Company subleases the following properties:

●	Delaware – a 4,000 square foot cannabis dispensary which is subleased to its cannabis-licensed client under a sublease expiring in April 2027.

●	Delaware – a 100,000 square foot warehouse, of which the Company developed 60,000 square feet into a cultivation facility that is subleased to its cannabis-licensed client. The sublease expires in March 2030, with an option to extend the term for three additional five-year periods. The Company intends to develop the remaining space into a processing facility.

●	Delaware – a 12,000 square foot cannabis production facility with offices which is subleased to its cannabis-licensed client. The sublease expires in January 2026 and contains an option to negotiate an extension at the end of the lease term.

The Company received rental payments aggregating $0.8 million and $2.0 million in the three and six months ended June 30, 2022, respectively, and $1.2 million and $2.4 million in the three and six months ended June 30, 2021, respectively. Revenue from these rental receipts was recognized on a straight-line basis and aggregated $0.8 million and $1.9 million in the three and six months ended June 30, 2022, respectively, and $1.1 million and $2.3 million in the six months ended June 30, 2021, respectively.

Future minimum rental receipts for non-cancellable leases and subleases as of June 30, 2022 were as follows (in thousands):

Year ending December 31,
Remainder of 2022	$1,085
2023	1,911
2024	1,925
2025	1,946
2026	1,868
Thereafter	11,366
$20,101

(5) NOTES RECEIVABLE

Notes receivable, including accrued interest, at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
First State Compassion Center (initial note)	$367	$403
First State Compassion Center (secondary note)	8,002	7,845
Healer LLC	879	866
Total notes receivable	9,248	9,114
Notes receivable, current portion	132	127
Notes receivable, less current portion	$9,116	$8,987

First State Compassion Center

The Company’s cannabis-licensed client in Delaware, First State Compassion Center (“FSCC”), issued a 10-year promissory note to the Company in May 2016 for $0.7 million, bearing interest at a rate of 12.5% per annum and maturing in April 2026, as amended (the “FSCC Initial Note”). The monthly payments on the FSCC Initial Note approximate $10,000. At June 30, 2022 and December 31, 2021, the current portions of the FSCC Initial Note were approximately $80,000 and $75,000, respectively, and were included in Notes receivable, current, in the condensed consolidated balance sheets.

In December 2021, the Company converted financed trade accounts receivable balances from FSCC aggregating $7.8 million into notes receivable, whereby FSCC issued promissory notes aggregating $7.8 million to the Company (the “FSCC Secondary Notes”). The FSCC Secondary Notes bear interest of 6.0% per annum and mature in December 2025. FSCC is required to make periodic payments of principal and interest throughout the term of the FSCC Secondary Notes. At June 30, 2022, the FSCC Secondary Notes balance included approximately $54,000 of unpaid accrued interest.

Healer LLC

In March 2021, the Company was issued a promissory note in the principal amount of approximately $0.9 million from Healer LLC, an entity that provides cannabis education, dosage programs, and products developed by Dr. Dustin Sulak (“Healer”). The principal balance of the note represents previous loans extended to Healer by the Company of $0.8 million, plus accrued interest through the revised promissory note issuance date of approximately $94,000 (the “Revised Healer Note”). The Revised Healer Note bears interest at a rate of 6.0% per annum and requires quarterly payments of interest through the April 2026 maturity date.

The Company has the right to offset any licensing fees payable by the Company to Healer in the event Healer fails to make any payment when due. In March 2021, the Company offset approximately $28,000 of licensing fees payable to Healer against the principal balance of the Revised Healer Note, reducing the principal amount to approximately $866,000. Of the outstanding Revised Healer Note balance at both June 30, 2022 and December 31, 2021, approximately $52,000 was current.

High Fidelity

In August 2021, a $250,000 loan to High Fidelity Inc., an entity with cannabis operations in the state of Vermont, which bore interest at a rate of 10.0% per annum, was repaid in full.

(6) INVENTORY

Inventory at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Plants	$1,430	$1,015
Ingredients and other raw materials	498	262
Work-in-process	8,262	4,661
Finished goods	5,699	3,830
	$15,889	$9,768

(7) INVESTMENTS

The Company’s investments at June 30, 2022 and December 31, 2021 were comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Investments – current:
Flowr Corp. (formerly Terrace Inc.)	$124	$251
WM Technology Inc.	401	-
	$525	$251

The Company did not have any noncurrent investments at June 30, 2022 or December 31, 2021.

Flowr Corp. (formerly Terrace Inc.)

In December 2020, Terrace Inc., a Canadian cannabis entity in which the Company had an ownership interest of 8.95% (“Terrace”), was acquired by Flowr Corp. (TSX.V: FLWR; OTC: FLWPF), a Toronto-headquartered cannabis company with operations in Canada, Europe, and Australia (“Flowr”). In accordance with the purchase agreement for this transaction, each shareholder of Terrace received 0.4973 shares in Flowr for each Terrace share held (the “Flowr Investment”).

The Flowr Investment is recorded at fair value, with changes in fair value recorded as a component of Other (expense) income, net, in the condensed consolidated statements of operations. The Company recorded losses of $0.2 million and $0.1 million in the three and six months ended June 30, 2022, respectively, and a loss of $0.4 million in both of the three- and six-month periods ended June 30, 2021. These amounts represent the changes in the fair value of the Flowr Investment in the respective periods.

MembersRSVP LLC

In January 2021, the Company and MembersRSVP LLC, an entity that develops cannabis-specific software (“MRSVP”) in which the Company owned a 23.0% membership interest, entered into an agreement under which the Company returned membership interests comprising 11.0% ownership in MRSVP in exchange for a release of the Company from any further obligation to make any incremental investments or payments to MRSVP, and certain other non-monetary consideration.

In addition to the reduction of the Company’s ownership interest to 12.0%, the Company relinquished its right to appoint a member to the board of MRSVP. As a result, the Company no longer had the ability to exercise significant influence over MRSVP, and accordingly, as of January 1, 2021, the Company discontinued accounting for this investment under the equity method.

In September 2021, MRSVP sold substantially all of its assets pursuant to an asset purchase agreement. In connection with this transaction, the Company received cash proceeds of $1.5 million, which represented the Company’s pro rata share of the cash consideration received by MRSVP at the closing of the transaction. The cash proceeds reduced the Company’s MRSVP investment balance to zero and resulted in a gain of $0.3 million, which gain was reported as a component of Other (expense) income, net.

As an ongoing member of MRSVP, the Company was entitled to its pro rata share of any additional consideration received by MRSVP pursuant to the asset purchase agreement, which could include securities or other forms of non-cash or in-kind consideration and holdback amounts, if and when received and distributed by MRSVP. In February 2022, the Company received 121,968 shares of common stock of WM Technology Inc. (Nasdaq: MAPS), a technology and software infrastructure provider to the cannabis industry, which represented the Company’s pro rata share of the additional consideration received by MRSVP pursuant to the asset purchase agreement. The Company recognized a loss of $0.6 million in both of the three- and six-month periods ended June 30, 2022, which are included as components of Other (expense) income, net, in the condensed consolidated statements of operations for those periods. This amount represents the change in the fair value of the MAPS shares in the respective periods.

(8) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net, at June 30, 2022 and December 31, 2021 was comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Land	$4,450	$4,450
Buildings and building improvements	38,672	35,231
Tenant improvements	16,990	9,745
Furniture and fixtures	1,973	1,888
Machinery and equipment	9,466	7,221
Construction in progress	5,897	10,569
	77,448	69,104
Less: accumulated depreciation	(8,316)	(6,954)
Property and equipment, net	$69,132	$62,150

The amounts reported as construction in progress primarily relate to the development of facilities in Annapolis, MD, Beverly, MA and Milford, DE.

(9) INTANGIBLE ASSETS AND GOODWILL

The Company’s acquired intangible assets at June 30, 2022 consisted of the following (in thousands):

	Weighted
	average			Net
	amortization		Accumulated	carrying
	period (years)	Cost	amortization	value

Tradename and trademarks	3.00	$2,041	$113	$1,928
Licenses and customer base	8.26	8,100	169	7,931
Non-compete agreements	2.00	42	3	39
	7.18	$10,183	$285	$9,898

Estimated future amortization expense for the Company’s intangible assets at June 30, 2022 was as follows:

Year ending December 31,
Remainder of 2022	$856
2023	1,712
2024	1,699
2025	1,239
2026	1,011
Thereafter	3,381
Total	$9,898

The changes in the carrying value of the Company’s goodwill in the three months ended June 30, 2022 and 2021 were as follows (in thousands):

	2022	2021
Balance at January 1,	$2,068	$2,068
Kind Acquisition	6,011	-
Balance at June 30,	$8,079	$2,068

(10) MORTGAGES AND NOTES PAYABLE

The Company’s mortgages and notes payable are reported in the aggregate on the condensed consolidated balance sheets under the captions Mortgages and notes payable, current, and Mortgages and notes payable, net of current.

Mortgages

The Company’s mortgage balances, including accrued interest, at June 30, 2022 and December 31, 2021 were comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Bank of New England – New Bedford, MA and Middleboro, MA properties	$12,319	$12,499
Bank of New England – Wilmington, DE property	1,404	1,463
DuQuoin State Bank – Anna, IL and Harrisburg, IL properties	767	778
DuQuoin State Bank – Metropolis, IL property	2,574	2,658
South Porte Bank – Mt. Vernon, IL property	814	816
Total mortgages payable	17,878	18,214
Less: Mortgages payable, current	(1,417)	(1,400)
Mortgages payable, less current portion	$16,461	$16,814

The Company maintains an amended and restated mortgage agreement with the Bank of New England with an interest rate of 6.5% per annum which matures in August 2025 (the “Amended BNE Mortgage”). The Amended BNE Mortgage is secured by the Company’s properties in New Bedford, MA and Middleboro, MA. Proceeds from the Amended BNE Mortgage were used to pay down a previous mortgage of $4.8 million with the Bank of New England on the New Bedford property, and $7.2 million of outstanding promissory notes as discussed below. The current portions of the outstanding principal balance under the Amended BNE Mortgage at June 30, 2022 and December 31, 2021 were approximately $370,000 and $358,000, respectively.

The Company maintains a second mortgage with Bank of New England that is secured by the Company’s property in Wilmington, DE (the “BNE Delaware Mortgage”). The mortgage matures in 2031, with monthly principal and interest payments. The interest rate is 5.25% per annum, with the rate adjusting every five years to the then-prime rate plus 1.5%, with a floor of 5.25% per annum. The next interest rate adjustment will occur in September 2026. The current portions of the outstanding principal balance under the BNE Delaware Mortgage at June 30, 2022 and December 31, 2021 were approximately $123,000 and $120,000, respectively.

The Company maintains a mortgage with DuQuoin State Bank (“DSB”) in connection with its purchase of properties in Anna, IL and Harrisburg, IL (the “DuQuoin Mortgage”). On May 5 of each year, the DuQuoin Mortgage becomes due unless it is renewed for another year at a rate determined by DSB’s executive committee. The DuQuoin Mortgage was renewed in May 2021 at a rate of 6.75% per annum. The current portions of the outstanding principal balance under the DuQuoin Mortgage at June 30, 2022 and December 31, 2021 were approximately $32,000 and $33,000, respectively.

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, IL. The purchase price consisted of 750,000 shares of the Company’s common stock, which were valued at $705,000 on the date of the transaction, and payoff of the seller’s remaining mortgage balance of $1.6 million. In connection with this purchase, the Company entered into a second mortgage agreement with DSB for $2.7 million that matures in July 2041 and which initially bears interest at a rate of 6.25% per annum (the “DuQuoin Metropolis Mortgage”). The interest rate on the DuQuoin Metropolis Mortgage is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and holds the related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. The current portions of the outstanding balance of the DuQuoin Metropolis Mortgage at June 30, 2022 and December 31, 2021 were approximately $78,000 and $73,000, respectively.

In February 2020, the Company entered into a mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, IL, (the “South Porte Bank Mortgage”). Beginning in August 2021, pursuant to the amendment of the South Porte Bank Mortgage, the monthly payments of principal and interest aggregated approximately $6,000, with such payment amounts effective through June 2023, at which time all remaining principal, interest and fees are due.

Promissory Notes

Promissory Note Retirements

In March 2021, utilizing a portion of the proceeds from the Hadron Transaction (defined below; see Note 12), the Company retired $15.2 million of principal and interest on promissory notes issued in previous fiscal years to accredited individual and institutional investors. Concurrently, the remaining debt discount of approximately $450,000 on one of the retired promissory notes (such discount having arisen from the issuance of warrants attached to such promissory note) was fully amortized.

Promissory Note Conversions

During the three months ended March 31, 2021, the holder of a note issued by the Company in June 2020, with an outstanding balance of $4.2 million, converted $1.0 million of principal and approximately $10,000 of accrued interest into 3,365,972 shares of the Company’s common stock. The Company issued the holder an amended and restated promissory note simultaneous with the conversion transaction representing the $3.2 million remaining balance due.

During 2021, in a series of transactions, the noteholder converted $2.8 million of principal into 8,033,296 shares of the Company’s common stock. At December 31, 2021, the outstanding balance on the amended and restated promissory note was $400,000.

During the three months ended March 31, 2022, the noteholder converted the remaining principal balance of $400,000 into 1,142,858 shares of the Company’s common stock and the note was retired. The Company did not record any gains or losses arising from these conversions.

Promissory Notes Issued as Purchase Consideration – Kind Acquisition

In connection with the Kind Acquisition (see Note 2), the Company issued four-year promissory notes aggregating $6.5 million at the rate of 6.0% per annum to the members of Kind (the “Kind Notes”). The Company paid $0.3 million of principal during the period since the Kind Acquisition Date. At June 30, 2022, the current portions of the Kind Notes aggregated $1.5 million.

Promissory Notes Issued to Purchase Commercial Vehicles

In August 2020, the Company entered into a note agreement with First Citizens’ Federal Credit Union for the purchase of a commercial vehicle (the “First Citizens’ Note”). The First Citizens’ Note bears interest at the rate of 5.74% per annum and matures in July 2026. The current portions of the outstanding balance under the First Citizens’ Note at both June 30, 2022 and December 31, 2021 was approximately $5,000.

In June 2021, the Company entered into a note agreement with Ally Financial for the purchase of a second commercial vehicle (the “Ally Financial Note”). The Ally Financial note bears interest at the rate of 10.0% per annum and matures in May 2027. The current portions of the outstanding balance under the Ally Financial Note at both June 30, 2022 and December 31, 2021 were approximately $5,000.

Promissory Note Issued by MariMed Hemp Inc.

In September 2020, the Company paid $0.5 million of principal on a $1.0 million promissory note issued in 2019 by MariMed Hemp Inc., one of the Company’s wholly-owned subsidiaries. In March 2021, utilizing a portion of the proceeds from the Hadron Transaction, the Company made an interest payment of $0.2 million and paid the remaining principal of $0.5 million.

At each of June 30, 2022 and December 31, 2021, the Company was carrying an accrued interest balance of approximately $125,000, representing interest due on this note.

Future Payments

The future principal amounts due under the Company outstanding mortgages and notes payable at June 30, 2022 are as follows (in thousands):

Year ending December 31,
Remainder of 2022	$1,042
2023	2,999
2024	2,323
2025	2,471
2026	1,183
Thereafter	14,025
24,043
Less: discount	(680)
$23,363

(11) DEBENTURES PAYABLE

In a series of transactions from October 2018 through February 2020, the Company sold an aggregate of $21.0 million of convertible debentures (the “$21M Debentures”) to an unaffiliated institutional investor pursuant to an amended securities purchase agreement.

As of March 31, 2021, the holder of the $21M Debentures had converted the entire $21.0 million of principal and related accrued interest into the Company’s common stock in a series of conversions, at conversion prices equal to 80.0% of a calculated average of the daily volume-weighted price preceding the date of conversion. Of these conversions, $1.3 million of principal and approximately $56,000 of accrued interest were converted into 4,610,645 shares of common stock at a conversion price of $0.29 per share during the three months ended March 31, 2021. Additionally, a remaining (i) original issue discount of approximately $52,000, (ii) debt discount of approximately $39,000 (such discount having arisen from the issuance of warrants attached to the $21M Debentures), and (iii) beneficial conversion feature of approximately $177,000 (such conversion feature having arisen from an in-the-money embedded conversion option on the commitment date), were fully amortized upon the final conversion of the $21M Debentures. All conversions were effected within the terms of the debenture agreements, and accordingly, the Company did not record any gains or losses in connection with these conversions.

(12) MEZZANINE EQUITY

Series B Convertible Preferred Stock

In 2020, the Company entered into an exchange agreement with two unaffiliated institutional shareholders (the “Exchange Agreement”) whereby the Company (i) issued $4.4 million of promissory notes to the two institutional shareholders (such notes were retired in March 2021 as part of the promissory note retirements described above (see Note 11), and (ii) exchanged 4,908,333 shares of the Company’s common stock previously acquired by the two institutional shareholders for an equal number of shares of newly designated Series B convertible preferred stock (the “Series B Stock”).

In connection with the Exchange Agreement, the Company filed (i) a certificate of designation with respect to the rights and preferences of the Series B Stock, and (ii) a certificate of elimination to return all shares of the Series A convertible preferred stock, of which no shares were issued or outstanding at the time of filing, to the status of authorized and unissued shares of undesignated preferred stock.

The holders of Series B Stock (the “Series B Holders”) are entitled to cast the number of votes equal to the number of shares of common stock into which the shares of Series B Stock are convertible, together with the holders of common stock as a single class, on most matters. However, the affirmative vote or consent of the Series B Holders voting separately as a class is required for certain acts taken by the Company, including the amendment or repeal of certain charter provisions, liquidation or winding up of the Company, creation of stock senior to the Series B Stock, and/or other acts defined in the certificate of designation.

The Series B Stock shall, with respect to dividend rights and rights on liquidation, winding up and dissolution, rank senior to the Company’s common stock. The Company shall not declare, pay, or set aside any dividends on shares of any other class or series of capital stock of the Company unless the Series B Holders then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series B Stock in an amount calculated pursuant to the certificate of designation.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holder of Series B Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount per share of Series B Stock equal to $3.00, plus any dividends declared but unpaid thereon, with any remaining assets distributed pro-rata among the holders of the shares of Series B Stock and common stock, based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to common stock.

At any time on or prior to the six-year anniversary of the issuance date of the Series B Stock, (i) the Series B Holders have the option to convert their shares of Series B Stock into common stock at a conversion price of $3.00 per share, without the payment of additional consideration, and (ii) the Company has the option to convert all, but not less than all, shares of Series B Stock into common stock at a conversion price of $3.00 if the daily volume weighted average price of common stock (the “VWAP”) exceeds $4.00 per share for at least twenty consecutive trading days prior to the date on which the Company gives notice of such conversion to the Series B Holders.

On the day following the six-year anniversary of the issuance of the Series B convertible preferred stock, all outstanding shares of Series B Stock shall automatically convert into common stock as follows:

●	If the sixty-day VWAP is less than or equal to $0.50 per share, the Company shall have the option to (i) convert all shares of Series B Stock into common stock at a conversion price of $1.00 per share, and pay cash to the Series B Holders equal to the difference between the sixty-day VWAP and $3.00 per share, or (ii) pay cash to the Series B Holders equal to $3.00 per share.

●	If the sixty-day VWAP is greater than $0.50 per share, the Company shall have the option to (i) convert all shares of Series B Stock into common stock at a conversion price per share equal to the quotient of $3.00 per share divided by the sixty-day VWAP, or (ii) pay cash to the Series B Holders equal to $3.00 per share, or (iii) convert all shares of Series B Stock into common stock at a conversion price per share equal to the sixty-day VWAP and pay cash to the Series B Holders equal to the difference between $3.00 per share and the sixty-day VWAP.

The Company shall at all times when the Series B Stock is outstanding, reserve and keep available out of its authorized but unissued capital stock, for the purpose of effecting the conversion of the Series B Stock, such number of its duly authorized shares of common stock as shall from time to time be sufficient to effect the conversion of all outstanding Series B Stock.

Series C Convertible Preferred Stock

In March 2021, the Company entered into a securities purchase agreement with Hadron Healthcare Master Fund (“Hadron”) with respect to a financing facility of up to $46.0 million (the “Hadron Facility”) in exchange for newly-designated Series C convertible preferred stock of the Company (the “Series C Stock”) and warrants to purchase the Company’s common stock (the “Hadron Transaction”).

At the closing of the Hadron Transaction in March 2021, Hadron purchased $23.0 million of Units at a price of $3.70 per Unit. Each Unit is comprised of one share of Series C Stock and a four-year warrant to purchase two and one-half shares of common stock. The Company issued to Hadron 6,216,216 shares of Series C Stock and warrants to purchase up to an aggregate of 15,540,540 shares of its common stock. Each share of Series C Stock is convertible, at Hadron’s option, into five shares of common stock, and each warrant is exercisable at an exercise price of $1.087 per share. The warrants are subject to early termination if certain milestones are achieved and the market value of the Company’s common stock reaches certain predetermined levels. The fair value of the warrants on the issuance date was $9.5 million, which amount was recorded in Additional paid-in capital. The Company incurred costs of $0.4 million related to the issuance of these securities, which was recorded as a reduction to Additional paid-in capital in March 2021.

In connection with the closing of the Hadron Transaction, the Company filed a certificate of designation with respect to the rights and preferences of the Series C Stock. Such stock is zero coupon, non-voting, and has a liquidation preference equal to its original issuance price plus declared but unpaid dividends. Holders of Series C Stock are entitled to receive dividends on an as-converted basis.

Of the $23.0 million of proceeds received by the Company in March 2021, $7.3 million was used to fund construction and upgrades of certain of the Company’s owned and managed facilities, and $15.7 million was used to pay down debt and related interest (see Note 10).

No further funding has occurred under the Hadron Facility and, on August 4, 2022, the Company and Hadron entered into a Second Amendment to the Purchase Agreement pursuant to which, inter alia, (a) Hadron’s obligation to provide any further funding to the Company and the Company’s obligation to issue any further securities to Hadron was terminated, (b) Hadron’s right to appointment a designee to the Company’s board of directors was eliminated, and (c) certain covenants restricting the Company’s incurrence of new indebtedness were eliminated.

(13) STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

During 2021 and 2022, the Company issued an aggregate of 12,542,126 shares of common stock in a series of conversions of a promissory note in the original principal amount of $8.8 million, of which 1,142,858 shares were issued in the first quarter of 2022, resulting in the promissory note being fully paid and retired (see Note 11).

During the three months ended June 30, 2022, the Company issued 2,717 shares of restricted common stock associated with previously issued subscriptions for common stock with a grant date fair value of approximately $2,000.

In May 2022, the Company issued 350,000 shares of restricted common stock with a grant date fair value of approximately $217,000 in connection with the appointment of the Company’s new Chief Financial Officer.

In March 2022, the Company issued 375,000 shares of restricted common stock with a grant date fair value of approximately $274,000 in exchange for consulting services.

Amended and Restated 2018 Stock Award and Incentive Plan

The Company’s Amended and Restated 2018 Stock Award and Incentive Plan (the “2018 Plan”) provides for the award of options to purchase the Company’s common stock (“stock options”), stock appreciation rights (“SARs”), restricted stock, deferred stock, dividend equivalents, performance shares or other stock-based performance awards and other stock- or cash-based awards. Awards can be granted under the 2018 Plan to the Company’s employees, officers and non-employee directors, as well as consultants and advisors of the Company and its subsidiaries.

Warrants

At June 30, 2022, warrants to purchase up to 24,676,571 shares of common stock were outstanding, with a weighted average exercise price of $0.89.

In April 2022, 750,000 warrants were exercised in a cashless transaction, under which the Company withheld 515,039 shares underlying such warrants and issued 234,961 shares of common stock.

Stock Options

In June 2022, 312,248 stock options were exercised in a cashless transaction, under which the Company withheld 112,248 shares underlying such stock options and issued 200,000 shares of common stock.

At June 30, 2022, options to purchase up to 39,899,423 shares of common stock were outstanding, with a weighted average exercise price of $0.91 and a weighted average remaining life of approximately four years.

The grant date fair values of options to purchase common stock granted in the three and six months ended June 30, 2022 were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2022	2022
Estimated life (in years)	5.0	5.0
Volatility	98.4%	98.4%
Risk-free interest rates	3.0%	3.0%
Dividend yield	-	-

Stock-Based Compensation

The Company recorded stock-based compensation of $2.6 million and $5.0 million in the three and six months ended June 30, 2022, respectively, and $1.2 million and $1.6 million in the three and six months ended June 30, 2021, respectively.

(14) REVENUE

The Company’s main sources of revenue are comprised of the following:

●	Product sales (retail and wholesale) – direct sales of cannabis and cannabis-infused products primarily by the Company’s retail dispensaries and wholesale operations in Massachusetts, Illinois and, as of the Kind Acquisition Date, Maryland. This revenue is recognized when products are delivered or at retail points-of-sale.

●	Real estate rentals – rental income and additional rental fees generated from leasing of the Company’s state-of-the-art, regulatory compliant cannabis facilities to its cannabis-licensed clients. Rental income is generally a fixed amount per month that escalates over the respective lease terms, while additional rental fees are based on a percentage of tenant revenues that exceed specified amounts.

●	Management fees – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production and dispensary operations. These fees are based on a percentage of such clients’ revenue and are recognized after services have been performed.

●	Supply procurement – resale of cultivation and production resources, supplies and equipment, acquired by the Company from top national vendors at discounted prices, to its clients and third parties within the cannabis industry. The Company recognizes this revenue after the delivery and acceptance of goods by the purchaser.

●	Licensing fees – revenue from the sale of the Company’s branded products, including Betty’s Eddies and Kalm Fusion, and from the sublicensing or contracted brands, including Healer and Tikum Olam, to regulated dispensaries throughout the United States and Puerto Rico. This revenue is recognized when the products are delivered.

The Financial Accounting Standards Board Accounting Standards Codification 606, Revenue from Contract with Customers, as amended by subsequently issued Accounting Standards Updates, requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to in exchange for those goods or services. The recognition of revenue is determined by performing the following consecutive steps:

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

Revenue for the three and six months ended June 30, 2022 and 2021 was comprised of the following (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Product revenue:
Product sales - retail	$23,087	$20,552	$44,528	$35,776
Product sales - wholesale	7,958	8,178	14,020	13,903
Total product sales	31,045	28,730	58,548	49,679
Other revenue:
Real estate rentals	846	1,862	2,433	3,671
Supply procurement	820	398	2,010	918
Management fees	81	981	834	1,877
Licensing fees	194	598	443	1,067
Total other revenue	1,941	3,839	5,720	7,533
Total revenue	$32,986	$32,569	$64,268	$57,212

(15) MAJOR CUSTOMERS

The Company did not have any customers that contributed 10% or more of total revenue in any of the three- and six-month periods ended June 30, 2022 and 2021.

At June 30, 2022, one customer accounted for 10% or more of the Company’s accounts receivable balance, representing approximately 26% of the total accounts receivable in the aggregate. At December 31, 2021, one customer accounted for 10% or more of the Company’s accounts receivable balance, representing approximately 28% of total accounts receivable in the aggregate. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and historical losses have been within management’s expectations.

(16) LEASES

Arrangements that are determined to be leases with a term greater than one year are accounted for by the recognition of right-of-use assets that represent the Company’s right to use an underlying asset for the lease term, and lease liabilities, that represent the Company’s obligation to make lease payments arising from the lease. Non-lease components within lease agreements are accounted for separately.

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

The Company leases the following facilities under operating leases:

●	Delaware – 4,000 square feet of retail space in a multi-use building under a five-year lease that expires in April 2027 that the Company has developed into a cannabis dispensary which is subleased to its cannabis-licensed client.

●	Delaware – a 100,000 square foot warehouse, of which the Company developed 60,000 square feet into a cultivation facility that is being subleased to its cannabis-licensed client. The lease expires in March 2030, with an option to extend the term for three additional years.

●	Delaware – a 12,000 square foot premises which the Company developed into a cannabis production facility with offices, and which it subleases to its cannabis-licensed client. The lease expires in January 2026 and contains an option to negotiate an extension at the end of the lease.

●	Nevada – 10,000 square feet of an industrial building that the Company has built out into a cannabis cultivation facility which it plans to rent to its cannabis-licensed client under a sublease which will be coterminous with this lease expiring in 2024.

●	Massachusetts – 10,000 square feet of office space which the Company utilizes as its corporate offices under a lease with a related party expiring in 2028 with an option to extend the term for an additional five-year period.

●	Maryland – a 2,700 square foot two-unit apartment under a lease that expires in July 2023.

The Company leases machinery and office equipment under finance leases that expire from February 2024 through February 2026, with such terms being a major part of the economic useful life of the leased property.

The components of lease expense for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Operating lease expense	$298	$277	$575	$544

Finance lease expenses:
Amortization of right of use assets	$40	$8	$59	$16
Interest on lease liabilities	10	1	17	3
Total finance lease expense	$50	$9	$76	$19

At June 30, 2022, the weighted average remaining lease terms for operating leases and finance leases were 6.9 years and 3.5 years, respectively. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was between 7.5% and 12.0% for all leases.

Future minimum lease payments as of June 30, 2022 under all non-cancelable leases having an initial or remaining term of more than one year were (in thousands):

	Operating	Finance
	leases	leases

Remainder of 2022	$571	$90
2023	1,264	176
2024	1,199	153
2025	1,179	150
2026	1,129	22
Thereafter	3,214	-
Total lease payments	8,556	591
Less: imputed interest	(2,935)	(73)
	$5,621	$518

In November 2021, the Company entered into lease agreements for six retail properties, each with square footage between 4,000 and 6,000 square feet, in the state of Ohio (each an “Ohio Lease” and collectively the “Ohio Leases”). Each Ohio Lease has an initial lease period of eleven months, with a minimum rent of $31.00 per square foot, which amount increases 3.0% annually. In the event the Company is awarded one or more of the six Ohio cannabis licenses for which it had previously applied, the Company can extend the term of one or more of the Ohio Leases to ten years (with two additional five-year options to extend) upon the payment of $50,000 for each extended Ohio Lease, and develop the premises of such extended lease(s) into a cannabis dispensary.

In February 2022, the Company was notified that it was awarded a cannabis dispensary license from the state of Ohio. The Company is awaiting the final verification process to be completed by the state. As of June 30, 2022, the lease terms of the Ohio Leases were all less than one year, and accordingly the Company has not recorded a right-of-use asset and corresponding lease liability on its balance sheet. In April 2022, the Company extended the term of one of the Ohio Leases, and the remaining five Ohio Leases were terminated.

(17) RELATED PARTY TRANSACTIONS

The Company’s corporate offices are leased from an entity in which the Company’s former Chief Financial Officer, now the Company’s Chief Administrative Officer (“CAO”) has an investment interest. This lease expires in October 2028 and contains a five-year extension option. Expenses incurred under this lease were approximately $39,000 for both of the three-month periods ended June 30, 2022 and 2021, and approximately $78,000 for both of the six-month periods ended June 30, 2022 and 2021.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s Chief Operating Officer (“COO”). Purchases from this entity totaled $1.4 million and $2.3 million in the three and six months ended June 30, 2022, respectively, and $1.2 million and $2.0 million in the three and six months ended June 30, 2021, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the Company’s COO and its Senior Vice President of Sales (“SVP Sales”) under a royalty agreement. This agreement was amended effective January 1, 2021 whereby, among other modifications, the royalty percentage changed from 2.5% on all sales of Betty’s Eddies products to (i) 3.0% and 10.0% of wholesale sales of existing products within the product line if sold directly by the Company, or licensed by the Company for sale by third parties, respectively, and (ii) 0.5% and 1.0% of wholesale sales of future developed products within the product line if sold directly by the Company, or licensed by the Company for sale by third-parties, respectively. The aggregate royalties due to this entity were approximately $53,000 and $109,000 for the three and six months ended June 30, 2022, respectively, and approximately $79,000 and $162,000 for the three and six months ended June 30, 2021, respectively.

During the three and six months ended June 30, 2022, one of the Company’s majority-owned subsidiaries paid aggregate distributions of $12,600 and $23,100, respectively, to the Company’s Chief Executive Officer (“CEO”) and its CAO, who own minority equity interests in such subsidiary. During the three and six months ended June 30, 2021, this majority-owned subsidiary paid aggregate distributions of approximately $12,000 and $21,000 to the Company’s CEO and CAO, respectively.

During the three and six months ended June 30, 2022, one of the Company’s majority-owned subsidiaries paid distributions of $8,000 and $11,000, respectively, to a current employee who owns a minority equity interest in such subsidiary.

During the three and six months ended June 30, 2022, the Company purchased fixed assets and consulting services aggregating $267,000 and $659,000, respectively, from two entities owned by two of the Company’s general managers. During the three and six months ended June 30, 2021, the Company purchased fixed assets and consulting services from these entities aggregating approximately $308,000 and $573,000, respectively.

During the three and six months ended June 30, 2022, the Company purchased fixed assets of $278,000 and $360,000, respectively, from an entity owned by an employee. During the three and six months ended June 30, 2021, the Company purchased fix assets of approximately $156,000 and $466,000, respectively, from this employee.

The Company’s mortgages with Bank of New England, DuQuoin State Bank, and South Porte Bank are personally guaranteed by the Company’s CEO and the Company’s CAO.

(18) COMMITMENTS AND CONTINGENCIES

Maryland Litigation

Following the consummation of the Kind Acquisition, in April 2022, the Maryland litigation between the Company and the members of Kind was dismissed in its entirety with prejudice, and the parties have released one another of any and all claims between them.

DiPietro Lawsuit

In December 2021, the parties to this action entered into a global confidential settlement and release agreement, along with the parties to the aforementioned Maryland litigation. At the same date, the Company’s wholly-owned subsidiary MariMed Advisors Inc. (“MMA”) and Jennifer DiPietro (“Ms. DiPietro”), one of the former members of Kind, entered into membership interest purchase agreement pursuant to which the Company would purchase Ms. DiPietro’s interests in Mia and Mari-MD. Upon the court’s approval of the parties’ joint motion for approval, on June 8, 2022, the purchase of Ms. DiPietro’s interests was consummated. The parties released all direct and derivative claims against one another, and a stipulation dismissing all claims and counterclaims with prejudice was filed with the court.

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

In May 2020, after an abbreviated solicitation/bid/sale process, the Bankruptcy Court, over numerous objections by creditors and shareholders of the GenCanna Debtors which included the Company, entered an order authorizing the sale of all or substantially all of the assets of the GenCanna Debtors to MGG. After the consummation of the sale of all or substantially all of their assets and business, the GenCanna Debtors n/k/a OGGUSA, Inc. and OGG, Inc. (the “OGGUSA Debtors”) filed their liquidating plan of reorganization (the “Liquidating Plan”) to collect various prepetition payments and commercial claims against third parties, liquidate the remaining assets of the ODDUSA Debtors, and make payments to creditors. The Company and the unsecured creditors committee filed objections to such Liquidating Plan, including opposition to the release of litigation against the OGGUSA Debtors’ senior lender, MGG, for lender liability, equitable subordination, and return of preference. As a part of such plan confirmation process, the OGGUSA Debtors filed various objections to proofs of claims filed by various creditors, including the proof of claim in the amount of $33.6 million filed by the Company. Through intense and lengthy negotiations with the OGGUSA Debtors and the unsecured creditors committee regarding the objections to the Liquidating Plan, the Company reached an agreement with the OGGUSA Debtors to withdraw the objections to the Company’s claim and to have it approved by the Bankruptcy Court as a general unsecured claim in the amount of $31.0 million.

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

On April 20, 2022, the Plan Administrator for the OGGUSA Debtors filed an adversary proceeding against the Company seeking to recover approximately $200,000 in certain alleged preferential transfers made to MariMed Hemp, Inc. prior to the filing of the Chapter 11 bankruptcy. After investigating the nature of these claims, the Company and its counsel do not believe that such claims have any factual or legal merit and intend to vigorously defend such preference action. In addition, by reason of the nature of the claims, the Company believes that it has certain counterclaims and possible third-party claims against the OGGUSA Debtors in relation to the facts asserted in the preference action. The Company and its counsel are continuing to have discussions with the Plan Administrator in an attempt to resolve this action without further litigation or expense. It is not known at this time whether such matter can be resolved or if the Company will be required to proceed with its defense and counterclaims.

As of the date of this filing, there is still insufficient information as to what portion, if any, of the Company’s allowed claim will be paid upon the completion of the liquidation of the remaining assets of the OGGUSA Debtors.

(19) SUBSEQUENT EVENTS

The Company’s common stock commenced trading on the Canadian Securities Exchange on July 12, 2022 under the ticker symbol MRMD.

In July 2022, Mari Holdings Mt Vernon LLC, a wholly owned subsidiary of the Company, entered into a $3 million loan agreement and mortgage with Du Quoin State Bank secured by property owned in Mt. Vernon, Illinois which the Company is developing into a grow and production facility. The loan has a 20-year term and initially bears interest at the rate of 7.75%, subject to upward adjustment on each annual anniversary date to the Wall Street Journal U.S. Prime Rate (with an interest rate floor of 7.75%). The proceeds of this loan will be utilized for the build-out of the property and other working capital needs.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of MariMed Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2022.

Overview

We are a multi-state operator in the United States cannabis industry. We develop, operate, manage, and optimize over 300,000 square feet of state-of-the-art, regulatory-compliant facilities for the cultivation, production and dispensing of medicinal and recreational cannabis. We also license our proprietary brands of cannabis and hemp-infused products, along with other top brands, in several domestic markets and overseas.

Our common stock commenced trading on the Canadian Securities Exchange effective July 12, 2022, under the ticker symbol MRMD, and continues to trade on the OTCQX under the same symbol.

On April 27, 2022 (the “Kind Acquisition Date”), we acquired Kind Therapeutics USA (“Kind”), our former client in Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis (the “Kind Acquisition”). The financial results of Kind are included in our condensed consolidated financial statements for the period subsequent to the Kind Acquisition Date.

On May 5, 2022, we completed the acquisition of 100% of the equity ownership of Green Growth Group Inc. (“Green Growth”), an entity that holds a craft cultivation and production cannabis license in the state of Illinois (the “Green Growth Acquisition”).

During the balance of 2022 and into 2023, we are focused on continuing to execute our strategic growth plan, with priority on activities that include the following:

●	Continuing to consolidate the cannabis business that we have developed and manage.
●	Expanding revenue, assets, and our footprint in the states in which we operate:
○	In Massachusetts, we intend to open two additional dispensaries and significantly expand the capacity and capability of our manufacturing facility.
○	In Delaware, we intend to develop an additional 40,000 square feet of cultivation and production capacity at our facility in Milford.
○	In Maryland, we intend to expand our manufacturing facility by 40,000 square feet and open a dispensary in Annapolis.
○	In Illinois, we recently closed on the acquisition of an Illinois craft cannabis license which will enable us to be vertically integrated and add cultivation, manufacturing, and distribution to our four existing retail cannabis operations in Illinois. Under Illinois cannabis laws, we have the potential to add six additional dispensaries, for a total of ten.
●	Expanding into other legal states through mergers and acquisitions and by filing new applications in states where new licensing opportunities are available.
●	Increasing revenues by producing and distributing our award-winning brands to qualified strategic partners or by acquiring production and distribution licenses.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and believes of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our condensed consolidated financial statements. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment: accounts receivable, the valuation of inventory, estimated useful lives and depreciation and amortization of property and equipment and intangible assets, accounting for acquisitions and business combinations, loss contingencies and reserves, stock-based compensation, and accounting for income taxes.

Accounts Receivable

We provide credit to our clients in the form of payment terms. We limit our credit risk by performing credit evaluations of our clients and maintaining a reserve, as applicable, for potential credit losses. Such evaluations are judgmental in nature and include a review of the client’s outstanding balances with consideration toward such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Accordingly, the actual amounts collected could differ from expected amounts and require that we record additional reserves.

Inventory

The net realizable value of inventories represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price, what we expect to realize by selling the inventory and the contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, project volumes from demand forecasts and net realizable value. The estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of any changes in inventory reserves is reflected in cost of goods sold.

Estimated Useful Lives and Depreciation and Amortization of Property and Equipment and Intangible Assets

Depreciation and amortization of property and equipment and intangible assets are dependent upon estimates of useful lives, which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions and the useful lives of assets.

Acquisitions and Business Combinations

Classification of an acquisition as a business combination or an asset acquisition depends on whether the assets acquired constitute a business, which can be a complex judgment. Whether an acquisition is classified as a business combination or asset acquisition can have a significant impact on how we record the transaction.

We allocate the purchase price of acquired assets and companies to identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net amount of the acquisition date fair values of the assets acquired and the liabilities assumed and represents the expected future economic benefits from other assets acquired in the acquisition or business combination that are not individually identified and separately recognized. Significant judgments and assumptions are required in determining the fair value of assets acquired and liabilities assumed, particularly acquired intangible assets, which are principally based upon estimates of the future performance and cash flows expected from the acquired asset or business and applied discount rates. While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates and assumptions are inherently uncertain and subject to refinement. If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations. Any adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period are included in operating results in the period in which the adjustments are determined. Intangible assets typically are comprised of trademarks and tradenames, licenses and customer relationships, and non-compete agreements.

Loss Contingencies and Reserves

We are subject to ongoing business risks arising in the ordinary course of business that affect the estimation process of the carrying value of asserts, the recording liabilities, and the possibility of various loss contingencies. An estimated loss contingency is accrued when it is probably that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such amounts should be adjusted and record changes in estimates in the period they become know. We are subject to various legal claims. We reserve for legal contingencies and legal fees when the amounts are probable and estimable.

Stock-Based Compensation

Our stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized over the requisite service period, which is generally the vesting period. We use the Black-Scholes valuation model for estimating the fair value of stock options as of the date of grant. Determining the fair value of stock option awards at the grant date requires judgment regarding certain valuation assumptions, including the volatility of our stock price, expected term of the stock option, risk-free interest rate and expected dividends. Changes in such assumptions and estimates could result in different fair values and could therefore impact our earnings. Such changes, however, would not impact our cash flows.

Income Taxes

We use the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recorded for the future tax consequences of differences between the tax basis and financial reporting basis of assets and liabilities, measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent our management concludes that it is more likely than not that the assets will not be realized. To assess the recoverability of any tax assets recorded on the balance sheet, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative income in the most recent years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we make assumptions, including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our businesses.

Results of Operations

Three and six months ended June 30, 2022 and 2021

Revenue

Our main sources of revenue are comprised of the following:

●	Product sales (retail and wholesale) – direct sales of cannabis and cannabis-infused products primarily by our retail dispensaries and wholesale operations in Massachusetts, Illinois, and, as of the Kind Acquisition Date, Maryland. We recognize this revenue when products are delivered or at retail points-of-sale.

●	Real estate rentals – rental income and additional rental fees generated from leasing of our state-of-the-art, regulatory compliant cannabis facilities to our cannabis-licensed clients. Rental income is generally a fixed amount per month that escalates over the respective lease terms, while additional rental fees are based on a percentage of tenant revenues that exceed specified amounts.

●	Management fees – fees for providing our cannabis clients with comprehensive oversight of their cannabis cultivation, production and dispensary operations. These fees are based on a percentage of such clients’ revenue and are recognized after services have been performed.

●	Supply procurement – resale of cultivation and production resources, supplies and equipment that we have acquired from top national vendors at discounted prices to our clients and third parties within the cannabis industry. We recognize this revenue after the delivery and acceptance of goods by the purchaser.

●	Licensing fees – revenue from the sale of our branded products, including Betty’s Eddies and Kalm Fusion, and from the sublicensing or contracted brands, including Healer and Tikum Olam, to regulated dispensaries throughout the United States and Puerto Rico. We recognize this revenue when the products are delivered.

Our revenue for the three and six months ended June 30, 2022 and 2021 was comprised of the following (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Product revenue:
Product sales - retail	$23,087	$20,552	$44,528	$35,776
Product sales - wholesale	7,958	8,178	14,020	13,903
Total product sales	31,045	28,730	58,548	49,679
Other revenue:
Real estate rentals	846	1,862	2,433	3,671
Supply procurement	820	398	2,010	918
Management fees	81	981	834	1,877
Licensing fees	194	598	443	1,067
Total other revenue	1,941	3,839	5,720	7,533
Total revenue	$32,986	$32,569	$64,268	$57,212

Our total revenue increased slightly in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Our total product revenue increased $2.3 million, primarily attributable to higher retail dispensary cannabis sales in Illinois and the inclusion of Kind’s sales in our results since the Kind Acquisition Date. These increases were partially offset by lower retail and wholesale sales in Massachusetts due to increased competition. The decrease in our other revenue was primarily attributable to rent and management fee reductions in connection with one of our customers and the Kind Acquisition, partially offset by higher supply procurement revenue primarily attributable to revenue generated from our cannabis clients in Delaware and Maryland.

Our total revenue increased 12.3% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Our total product revenue increased $8.9 million, or 17.9%, primarily attributable to higher retail dispensary cannabis sales in Illinois and the inclusion of Kind’s sales in our results since the Kind Acquisition Date. Similar to our quarter-over-quarter results described above, the decrease in our other revenue was primarily attributable to rent and management fee reductions in connection with one of our customers and the Kind Acquisition, partially offset by higher supply procurement revenue primarily attributable to revenue generated from our cannabis clients in Delaware and Maryland.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue represents the direct costs associated with the generation of our revenue, including licensing, packaging, supply procurement, manufacturing, supplies, depreciation, amortization of acquired intangible assets, and other product-related costs.

Our cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	2022	2021	$	%
Three months ended June 30,
Cost of revenue	$17,981	$13,163	$4,818	36.6%
Gross profit	$15,005	$19,406	$(4,401)	(22.7)%
Gross margin	45.5%	59.6%

Six months ended June 30,
Cost of revenue	$32,287	$24,620	$7,667	31.1%
Gross profit	$31,981	$32,592	$(611)	(1.9)%
Gross margin	49.8%	57.0%

Our cost of revenue increased in both the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. These higher costs resulted in lower gross margins in both current year periods compared to the same prior year periods. Our higher cost of revenue in the current year periods compared to the same prior year periods was primarily attributable to higher manufacturing, employee-related and supply procurement costs aggregating $4.4 million and $8.9 million, respectively, in the three and six months ended June 30, 2022. These higher costs were primarily attributable to continuing supply chain issues and associated higher shipping costs, coupled with higher employee-related costs principally due to our increased headcount in connection with our recent acquisitions and in-process expansions. These increases in cost and resulting decreases in gross profit resulted in lower gross margins in both current year periods.

Operating Expenses

Our operating expenses are comprised of personnel, marketing and promotion, general and administrative, acquisition-related and other, and bad debt expenses. Our operating expenses for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	2022	2021	$	%

Three months ended June 30,
Personnel	$3,382	$2,058	$1,324	64.3%
Marketing and promotion	809	270	539	199.6%
General and administrative	5,565	4,282	1,283	30.0%
Acquisition-related and other	754	-	754	100.0%
Bad debt	-	794	(794)	(100.0%)
	$10,510	$7,404	$3,106	42.0%

Six months ended June 30,
Personnel	$6,424	$3,785	$2,639	69.7%
Marketing and promotion	1,452	495	957	193.3%
General and administrative	11,793	7,453	4,340	58.2%
Acquisition-related and other	754	-	754	100.0%
Bad debt	14	1,819	(1,805)	(99.2%)
	$20,437	$13,552	$6,885	50.8%

The increase in our personnel expenses in both the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to the hiring of additional staff to support higher levels of projected revenue from existing operations as well as from the Kind Acquisition. Personnel costs increased to approximately 10% of revenue in both current year periods, compared to approximately 6% of revenue in the same prior year periods.

The increase in our marketing and promotion expenses in both the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily attributable to our focused efforts to upgrade our marketing initiatives and personnel in order to expand branding and distribution of our licensed products. Marketing and promotion costs increased to approximately 2% of revenue in both current year periods, compared to less than 1% of revenue in the same prior year periods.

The increase in our general and administrative expenses in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to $1.3 million of higher stock-based compensation, $0.3 million of higher depreciation and $0.2 million of higher facility-related expenses. These increases were partially offset by $0.5 million of lower professional fees. The increase in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to $3.4 million of higher stock-based compensation, a $0.5 million increase in depreciation expense and an increase of $0.3 million in facility-related expenses. General and administrative expenses increased to 16.9% and 18.3% of revenue in the three and six months ended June 30, 2022, respectively, compared to approximately 13% of revenue in both the three and six months ended June 30, 2021.

Acquisition-related and other expenses include those expenses related to acquisitions and other significant transactions that we would otherwise not have incurred, and include professional and services fees, such as legal, audit, consulting, paying agent and other fees. We recorded $0.8 million of acquisition-related and other expenses in both the three and six months ended June 30, 2022, primarily related to the Kind Acquisition and the recent listing of our common stock on the Canadian Securities Exchange. We did not record any acquisition-related and other expenses in the three and six months ended June 30, 2021.

We did not record bad debt expense in the three months ended June 30, 2022, and such expense was nominal in the six months then ended, compared to $0.8 million and $1.8 million in the three and six months ended June 30, 2021, respectively. These decreases are due to the higher reserve balances that were required in 2021 for aged trade receivable balances.

Interest and Other (Expense) Income, Net

Interest expense primarily relates to interest on mortgages and notes payable. Interest income primarily relates to interest receivable in connection with our notes receivable. Other (expense) income, net, includes gains (losses) on changes in the fair value of our investments, and other investment-related income (expense).

Our net interest expense decreased in both the three and six months ended June 30, 2022 compared to the same prior year periods, reflecting our lower debt levels in the current year periods. Our net other expense was $0.7 million and $0.4 million in the three months ended June 30, 2022 and 2021, respectively, and was primarily comprised of losses from the changes in the fair value of our investments. The three months ended June 30, 2021 also included a nominal loss on the extinguishment of debt.

We recorded net other income of $0.3 million in the six months ended June 30, 2022 and net other expense of $0.4 million in the six months ended June 30, 2021. The current year amount is comprised of $1.0 million of non-cash income from an investment, partially offset by a $0.7 million loss from the change in fair value of our investments. The prior year amount is comprised of a $0.4 million loss from the change in fair value of our investments and a nominal loss on the extinguishment of debt.

Income Tax Provision

We recorded income tax provisions of $5.4 million and $5.0 million in the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of $7.9 million and $29.7 million at June 30, 2022 and December 31, 2021, respectively. In addition to the discussions below of our cash flows from operating, investing, and financing activities included here, please also see our discussion of non-GAAP Adjusted EBITDA in the section “Non-GAAP Measurement” below, which discusses an additional financial measure not defined by GAAP which our management also uses to measure our liquidity.

Cash Flows from Operating Activities

Our primary sources of cash from operating activities are from sales to customers in our dispensaries and cash collections from our wholesale customers. We expect cash flows from operating activities to be affected by increases and decreases in sales volumes and timing of collections, and by purchases of inventory and shipment of our products. Our primary uses of cash for operating activities are for personnel costs, purchases of packaging and other materials required for the production and sale of our products, and income taxes.

Our operating activities provided $2.0 million and $17.6 million of cash in the six months ended June 30, 2022 and 2021, respectively. The change in cash from operating activities in the current year period compared to the prior year was primarily attributable to $11.9 million of cash utilized to pay income taxes in the current year period, compared to $0.4 million in the same prior year period, coupled with higher costs and operating expenses arising as we continue to increase and expand our sales activities, facilities and footprint both in the states where we currently operate and into other states.

Cash Flows from Investing Activities

Our investing activities used $20.9 million and $8.5 million of cash in the six months ended June 30, 2022 and 2021, respectively. The increase in cash usage in the current year period was primarily attributable to $12.7 million of aggregate cash consideration paid for the Kind Acquisition and Green Growth Acquisition in April 2022 and May 2022, respectively.

Cash Flows from Financing Activities

Our financing activities used $2.9 million of cash in the six months ended June 30, 2022 and provided $5.3 million of cash in the six months ended June 30, 2021. We paid $2.0 million of cash to redeem the outstanding minority interests in one of our majority-owned subsidiaries in June 2022 and made $0.6 million of aggregate principal payments on our outstanding mortgages and notes payable.

On August 4, 2022, we entered into a Second Amendment to the Purchase Agreement with Hadron pursuant to which, inter alia, (a) Hadron’s obligation to provide any further funding to the Company and the Company’s obligation to issue any further securities to Hadron was terminated, (b) Hadron’s right to appointment a designee to the Company’s board of directors was eliminated, and (c) certain covenants restricting the Company’s incurrence of new indebtedness were eliminated.

Based on our current expectations, we believe our current cash and future funding opportunities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at June 30, 2022, primarily comprised of our outstanding mortgages and promissory notes, as well as our operating leases. Our mortgage and promissory note obligations totaled approximately $23 million at June 30, 2022, with payments aggregating approximately $1 million in the remainder of 2022, $3 million in 2023, $2 million in 2024, $2 million in 2025, $1 million in 2026 and $14 million thereafter. Our operating lease obligations totaled approximately $9 million at June 30, 2022, with payments aggregating approximately $571,000 in the remainder of 2022, $1 million in each of the years 2023 through 2026, and $3 million thereafter. We anticipate devoting substantial capital resources to continue our efforts to execute our strategic growth plan as described above.

Non-GAAP Measurement

In addition to the financial information reflected in this report, which is prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), we are providing a non-GAAP financial measurement of profitability – Adjusted EBITDA – as a supplement to the preceding discussion of our financial results.

Management defines Adjusted EBITDA as net income, determined in accordance with GAAP, excluding the following:

●	interest income and interest expense;
●	income tax provision;
●	depreciation and amortization of property and equipment;
●	amortization of acquired intangible assets;
●	impairments or write-downs of acquired intangible assets;
●	stock-based compensation;
●	acquisition-related and other;
●	legal settlements;
●	other income (expense), net; and
●	discontinued operations.

Management believes that Adjusted EBITDA is a useful measure to assess our performance and liquidity, as it provides meaningful operating results by excluding the effects of expenses that are not reflective of our operating business performance. In addition, our management uses Adjusted EBITDA to understand and compare operating results across accounting periods, and for financial and operational decision-making. The presentation of Adjusted EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared in accordance with GAAP.

Management believes that investors and analysts benefit from considering Adjusted EBITDA in assessing our financial results and our ongoing business, as it allows for meaningful comparisons and analysis of trends in the business. Adjusted EBITDA is used by many investors and analysts themselves, along with other metrics, to compare financial results across accounting periods and to those of peer companies.

As there are no standardized methods of calculating non-GAAP measurements, our calculations may differ from those used by analysts, investors, and other companies, even those within the cannabis industry, and therefore may not be directly comparable to similarly titled measures used by others.

Reconciliation of Net Income to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles Net income to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

GAAP net income	$1,896	$7,589	$6,137	$11,899
Interest expense, net	122	229	272	1,707
Income tax provision	1,750	3,813	5,410	5,017
Depreciation and amortization of property and equipment	850	501	1,552	963
Amortization of acquired intangible assets	285	169	425	346
EBITDA (earnings before interest, taxes, depreciation and amortization)	4,903	12,301	13,796	19,932
Stock-based compensation	2,553	1,244	5,024	1,600
Acquisition-related and other	754	-	754	-
Other expense (income), net	727	371	(275)	417
Adjusted EBITDA	$8,937	$13,916	$19,299	$21,949

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has not had a material effect on our financial condition or results of operations.

Seasonality

In the opinion of management, our financial condition and results of its operations are not materially impacted by seasonal sales.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2022 (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Over the past several years, the Company implemented significant measures to remediate past instances of ineffectiveness of the Company’s internal control over financial reporting, The remediation measures consisted of the hiring of a new CFO, the engagement of accounting consultants as needed to provide expertise on specific areas of the accounting guidance, the hiring of individuals with appropriate experience in internal controls over financial reporting, and the modification to the Company’s accounting processes and enhancement to the Company’s financial control. Further, the Company expanded its board of directors to include a majority of independent disinterested directors; established an audit, compensation, and corporate governance committee of the board of directors; and adopted a formal policy with respect to related party transactions.

Other than as described above, there was no change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Following the consummation of the Kind Acquisition, in April 2022, the Maryland litigation between the Company and the members of Kind was dismissed with prejudice and the parties exchanged releases of any and all existing claims.

In April 2022, the Company, MMA and Ms. DiPietro agreed to dismiss all direct claims and counterclaims asserted in the Massachusetts litigation between them. In addition to the direct claims, the derivative claims were also dismissed on June 8, 2022 upon court approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, the Company issued (i) 2,717 shares of common stock associated with previously issued subscriptions on common stock with a fair value of approximately $2,000, and (ii) 234,961 shares of common stock upon the cashless exercise of a warrant exercised for an aggregate of 750,000 shares of common stock.

The issuance of the shares of common stock described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act. A legend restricting the sale, transfer, or other disposition of these securities other than in compliance with the Securities Act was placed on the securities issued in the foregoing transactions in accordance with the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In July 2022, Mari Holdings Mt Vernon LLC, a wholly owned subsidiary of the Company, entered into a $3.0 million loan agreement and mortgage with Du Quoin State Bank secured by property owned in Mt. Vernon, Illinois, which the Company is developing into grow and production facility. The loan has a 20-year term and initially bears interest at the rate of 7.75%, subject to upward adjustment on each annual anniversary date to the Wall Street Journal U.S. Prime Rate (with an interest rate floor of 7.75%). The proceeds of this loan will be utilized for the build-out of the property and other working capital needs.

On August 4, 2022, the Company and Hadron entered into a Second Amendment to the Purchase Agreement pursuant to which, inter alia, (a) Hadron’s obligation to provide any further funding to the Company and the Company’s obligation to issue any further securities to Hadron was terminated, (b) Hadron’s right to appointment a designee to the Company’s board of directors was eliminated, and (c) certain covenants restricting the Company’s incurrence of new indebtedness were eliminated.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G, File No. 000-54433, filed on June 9, 2011 with the SEC).

3.1.1	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on March 9, 2017 (incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed on April 17, 2017 with the SEC).

3.1.2	Series B Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on February 27, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 28, 2020 with the SEC).

3.1.3	Certificate Eliminating the Series A Preferred Stock as filed with the Secretary of State of Delaware on February 27, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on February 28, 2020 with the SEC).

3.1.4	Series C Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 1, 2021 (incorporated by reference to Exhibit 3.1.4 to the Company’s Current Report on Form 8-K, filed on March 2, 2021 with the SEC).

3.1.5	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 25, 2017, effective as of May 1, 2017 (incorporated by reference to Exhibit 3.1.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2021 with the SEC).

3.1.6	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on September 24, 2021 (incorporated by reference to Exhibit 3.1.6 to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2021 with the SEC).

3.2	By-Laws – Restated as Amended (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G, filed on June 9, 2011 with the SEC).

10.1***	Form of Second Amendment to Agreement to Employment, effective as of May 11, 2022, between MariMed Inc. and Jon R. Levine (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 18, 2022 with the SEC).

10.2***	Form of Stock Option Agreement, dated May 2, 2022, between MariMed Inc. and Susan M. Villare (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 18, 2022 with the SEC).

10.3***	Form of Restricted Stock Agreement, dated May 2, 2022, between MariMed Inc. and Susan M. Villare (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 18, 2022 with the SEC).

10.4*	Second Amendment to Securities Purchase Agreement, dated August 4, 2022, by and between MariMed Inc. and Hadron Healthcare Master Fund.

31.1.	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2.	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1.	Section 1350 Certification of Chief Executive Officer **

32.2.	Section 1350 Certification of Chief Financial Officer **

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase *

101.DEF XBRL	Taxonomy Extension Definition Linkbase *

101.LAB XBRL	Taxonomy Extension Label Linkbase *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

*** This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2022

MARIMED INC.

By:	/s/ Susan M. Villare
Susan M. Villare
Chief Financial Officer (Principal Financial Officer)

