Form 10-Q
period 2022-09-30
MARIMED INC.
filed 2022-11-08
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2022, 339,353,353 shares of the registrant’s common stock were outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MariMed Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$11,113	$29,683
Accounts receivable, net	6,560	1,666
Deferred rents receivable	725	1,678
Notes receivable, current portion	134	127
Inventory	18,309	9,768
Investments, current	274	251
Other current assets	3,768	1,440
Total current assets	40,883	44,613
Property and equipment, net	70,396	62,150
Intangible assets, net	9,469	162
Goodwill	8,079	2,068
Notes receivable, net of current	9,160	8,987
Operating lease right-of-use assets	4,954	5,081
Finance lease right-of-use assets	747	46
Other assets	1,010	98
Total assets	$144,698	$123,205

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Mortgages and notes payable, current portion	$2,825	$1,410
Accounts payable	7,973	5,099
Accrued expenses and other	3,265	3,149
Income taxes payable	11,663	16,467
Operating lease liabilities, current portion	1,284	1,071
Finance lease liabilities, current portion	241	27
Total current liabilities	27,251	27,223
Mortgages and notes payable, net of current	23,048	17,262
Operating lease liabilities, net of current	4,214	4,574
Finance lease liabilities, net of current	483	22
Other liabilities	100	100
Total liabilities	55,096	49,181

Commitments and contingencies

MariMed Inc.
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
Mezzanine equity:
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at September 30, 2022 and December 31, 2021	14,725	14,725
Series C convertible preferred stock $0.001 par value; 12,432,432 shares authorized; 6,216,216 shares issued and outstanding at September 30, 2022 and December 31, 2021	23,000	23,000
Total mezzanine equity	37,725	37,725

Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 38,875,451 shares authorized; zero shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 339,270,387 and 334,030,348 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	339	334
Common stock subscribed but not issued	41	—
Additional paid-in capital	141,652	134,920
Accumulated deficit	(88,675)	(97,392)
Noncontrolling interests	(1,480)	(1,563)
Total stockholders’ equity	51,877	36,299
Total liabilities, mezzanine equity and stockholders’ equity	$144,698	$123,205
See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$33,912	$33,208	$98,180	$90,420
Cost of revenue	17,748	15,027	50,035	39,647
Gross profit	16,164	18,181	48,145	50,773

Operating expenses:
Personnel	3,746	1,481	10,170	5,266
Marketing and promotion	1,402	563	2,854	1,058
General and administrative	5,097	9,481	16,890	16,934
Acquisition-related and other	143	—	897	—
Bad debt	40	36	54	1,855
Total operating expenses	10,428	11,561	30,865	25,113

Income from operations	5,736	6,620	17,280	25,660

Interest and other (expense) income:
Interest expense	(518)	(300)	(1,271)	(2,077)
Interest income	239	26	720	96
Other (expense) income, net	(251)	(214)	24	(631)
Total interest and other expense	(530)	(488)	(527)	(2,612)

Income before income taxes	5,206	6,132	16,753	23,048
Provision for income taxes	2,484	4,009	7,894	9,026

Net income	2,722	2,123	8,859	14,022
Less: Net income attributable to noncontrolling interests	16	103	142	289
Net income attributable to common stockholders	$2,706	$2,020	$8,717	$13,733

Net income per share attributable to common stockholders:
Basic	$0.01	$0.01	$0.03	$0.04
Diluted	$0.01	$0.01	$0.02	$0.04

Weighted average common shares outstanding:
Basic	339,025	329,454	337,111	324,340
Diluted	381,071	378,934	379,868	370,204
See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Nine months ended September 30, 2022
	Common stock		Common stock subscribed but not issued		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value	Shares	Amount
Balances at January 1, 2022	334,030,348	$334	—	$—	$134,920	$(97,392)	$(1,563)	$36,299
Exercise of stock options	55,000				10			10
Cashless exercise of stock options	200,000							—
Cashless exercise of warrants	234,961							—
Release of shares under stock grants	357,077							—
Common stock subscribed but not issued			74,581	41				41
Shares issued as purchase consideration - business acquisition	2,343,750	3			1,497			1,500
Purchase of minority interests in certain of the Company’s subsidiaries					(2,165)		165	(2,000)
Obligations settled with common stock	906,393	1			636			637
Conversion of promissory notes to stock	1,142,858	1			399			400
Distributions to non-controlling interests							(224)	(224)
Stock-based compensation					6,355			6,355
Net income						8,717	142	8,859
Balances at September 30, 2022	339,270,387	$339	74,581	$41	$141,652	$(88,675)	$(1,480)	$51,877

	Nine months ended September 30, 2021
	Common stock		Common stock subscribed but not issued		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value	Shares	Amount
Balances at January 1, 2021	314,418,812	$314	11,413	$5	$112,975	$(104,617)	$(577)	$8,100
Issuance of subscribed shares	11,413		(11,413)	(5)	5			—
Exercise of stock options	178,885				31			31
Exercise of warrants	980,062	1			92			93
Release of shares under stock grants	152,094		102,204	95	138			233
Issuance of standalone warrants					832			832
Issuance of warrants with stock					655			655
Conversion of debentures payable to equity	4,610,645	5			1,352			1,357
Conversion of promissory notes to equity	10,042,125	10			3,337			3,347
Common stock issued to settle obligations	71,691				54			54
Common stock issued to purchase property and equipment	750,000	1			704			705
Obligations settled with common stock	409,308	1			374			375
Common stock returned to the Company	(79,815)				(10)			(10)
Equity issuance costs					(387)			(387)
Acquisition of interest in subsidiary			100,000	94	871		(975)	(10)
Distributions to non-controlling interests							(301)	(301)
Stock-based compensation					6,208			6,208
Net income						13,733	289	14,022
Balances at September 30, 2021	331,545,220	$332	202,204	$189	$127,231	$(90,884)	$(1,564)	$35,304
See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income attributable to common stockholders	$8,717	$13,733
Net income attributable to noncontrolling interests	142	289
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	2,469	1,499
Amortization of intangible assets	854	518
Stock-based compensation	6,396	7,152
Amortization of standalone warrant issuances	—	776
Amortization of warrants attached to debt	—	539
Amortization of beneficial conversion feature	—	177
Amortization of original issue discount	—	52
Bad debt expense	54	1,855
Obligations settled with common stock	637	375
Loss on obligations settled with equity	—	3
Gain on sale of investment	—	(309)
Loss on changes in fair value of investments	930	937
Other investment income	(954)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,856)	(3,886)
Deferred rents receivable	111	192
Inventory	(4,215)	(4,163)
Other current assets	(1,973)	(1,641)
Other assets	(113)	(17)
Accounts payable	2,372	2,098
Accrued expenses and other	(193)	8,069
Income taxes payable	(4,804)	—
Net cash provided by operating activities	5,574	28,248

Cash flows from investing activities:
Purchases of property and equipment	(9,985)	(14,649)
Business acquisitions, net of cash acquired	(12,746)	—
Advances toward future business acquisitions	(800)	—
Purchases of cannabis licenses	(330)	(638)
Proceeds from sale of investment	—	1,475
Proceeds from notes receivable	130	407

MariMed Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2022	2021
Net cash used in investing activities	(23,731)	(13,405)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	23,000
Equity issuance costs	—	(387)
Proceeds from issuance of promissory notes	—	35
Principal payments of mortgages and promissory notes	(1,033)	(16,248)
Proceeds from mortgages	3,000	2,700
Proceeds from exercise of stock options	10	31
Proceeds from exercise of warrants	—	93
Repayment of loans from related parties	—	(1,158)
Principal payments of finance leases	(166)	(26)
Redemption of minority interests	(2,000)	—
Distributions	(224)	(301)
Net cash (used in) provided by financing activities	(413)	7,739

Net (decrease) increase in cash and cash equivalents	(18,570)	22,582
Cash and equivalents, beginning of year	29,683	2,999
Cash and cash equivalents, end of period	$11,113	$25,581

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,120	$1,705
Cash paid for income taxes	$12,582	$419

Non-cash activities:
Stock issued as purchase consideration	$1,500	$—
Conversion of promissory notes	$400	$3,346
Conversion of debentures payable	$—	$1,356
Acquisition of interest in subsidiary	$—	$975
Purchases of property and equipment with stock	$—	$705
Operating lease right-of-use assets and liabilities	$378	$466
Finance lease right-of-use assets and liabilities	$781	$—
Common stock issued to settle obligations	$—	$51
Return of stock	$—	$10
Issuance of common stock associated with subscriptions	$—	$5
Cashless exercise of warrants	$235	$180
Cashless exercise of stock options	$200	$53
See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) BASIS OF PRESENTATION

Business

MariMed Inc. (“MariMed” or the “Company”) is a multi-state operator in the United States cannabis industry. MariMed develops, operates, manages, and optimizes state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of medical and adult use cannabis. MariMed also licenses its proprietary brands of cannabis and hemp-infused products, along with other top brands, in domestic markets.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

On April 27, 2022 (the “Kind Acquisition Date”), the Company acquired Kind Therapeutics USA (“Kind”). The financial results of Kind are included in the Company’s condensed consolidated financial statements for the periods subsequent to the Kind Acquisition Date.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three- or nine-month periods ended September 30, 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of MariMed and its wholly- and majority-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Noncontrolling interests represent third-party minority ownership interests in the Company’s majority-owned consolidated subsidiaries. Net income attributable to noncontrolling interests is reported in the condensed consolidated statements of operations, and the value of minority-owned interests is presented as a component of equity within the condensed consolidated balance sheets.

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenue and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these condensed consolidated financial statements include accounting for business combinations, inventory valuations, assumptions used to determine the fair value of stock-based compensation, and intangible assets and goodwill. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. The fair values of these investments approximate their carrying values.

The Company had $0.1 million of cash held in escrow at September 30, 2022. At December 31, 2021, the Company had cash of $5.1 million held in escrow, of which $5.0 million was an escrow deposit in connection with the acquisition of Kind.

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

(2) ACQUISITIONS

Kind

In December 2021, the Company entered into a membership interest purchase agreement with the members of Kind to acquire 100% of the equity ownership of Kind in exchange for $13.5 million payable in cash (subject to certain adjustments) and $6.5 million payable by the issuance of four-year 6.0% promissory notes to the members of Kind, secured by a first priority lien on the Company’s property in Hagerstown, MD (collectively, the “Kind Consideration”). Kind was the Company's client in Maryland that held licenses for the cultivation, production, and dispensing of medical cannabis. Upon execution of the membership interest purchase agreement, the Company had deposited $5.0 million into escrow as a contract down payment.

In April 2022, the Maryland Medical Cannabis Commission approved the Company’s acquisition of Kind, and the acquisition was completed on the Kind Acquisition Date (the “Kind Acquisition”). Following the Kind Acquisition, litigation between the Company and the members of Kind was dismissed (see Note 18).

The Company believes that the Kind Acquisition allows it to expand its operations into the Maryland cannabis industry and marketplace.

The Kind Acquisition has been accounted for as a business combination and the financial results of Kind have been included in the Company’s condensed consolidated financial statement for the periods subsequent to the Kind Acquisition Date. The Company’s financial results for the three months ended September 30, 2022 include $2.6 million of revenue and a net loss of $0.2 million attributable to Kind. The Company's financial results for the nine months ended September 30, 2022 include $4.3 million of revenue and a net loss of $0.5 million attributable to Kind. A summary of the preliminary allocation of Kind Consideration to the acquired assets, identifiable intangible assets and certain assumed liabilities is as follows (in thousands):

Fair value of consideration transferred:
Cash consideration:
Cash paid at closing	$10,128
Release of escrow	2,444
Severance paid from escrow	556
Less cash acquired	(2,310)
Net cash consideration	10,818
Note payable	5,634
Write-off accounts receivable	658
Write-off of deferred accounts receivable	842
Total fair value of consideration transferred	$17,952

Fair value of assets acquired and (liabilities assumed):
Current assets, net of cash acquired	$5,047
Property and equipment	622
Intangible assets:
Tradename and trademarks	2,041
Licenses and customer base	4,700
Non-compete agreements	42
Goodwill	6,011
Current liabilities	(511)
Fair value of net assets acquired	$17,952

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

Concurrent with entering into the Kind membership purchase agreement, the Company entered into a membership interest purchase agreement with one of the members of Kind to acquire such member’s entire equity ownership interest in (i) Mari Holdings MD LLC (“Mari-MD”), the Company’s majority-owned subsidiary that owns production and retail cannabis facilities in Hagerstown, MD and Annapolis, MD, and (ii) Mia Development LLC (“Mia”), the Company’s majority-owned subsidiary that owns production and retail cannabis facilities in Wilmington, DE. Upon the dismissal in September 2022 of the derivative claims in the DiPietro lawsuit (see Note 18), the Company paid the aggregate purchase consideration of $2.0 million, and the transaction was completed, increasing the Company’s ownership of Mari-MD and Mia to 99.7% and 94.3%, respectively.

Green Growth Group Inc.

In January 2022, the Company entered into a stock purchase agreement to acquire 100% of the equity ownership of Green Growth Group Inc. (“Green Growth”), an entity that holds a craft cultivation and production cannabis license issued by the

Illinois Department of Agriculture, in exchange for cash of $1.9 million and shares of the Company’s common stock valued at $1.5 million. Concurrently, the Company made a good faith deposit of $100,000.

In April 2022, the Illinois Department of Agriculture approved the Company’s acquisition of Green Growth, and the purchase transaction (the “Green Growth Acquisition”) was completed on May 5, 2022 (the “Green Growth Acquisition Date”). The Company paid the remaining $1.8 million in cash and issued 2,343,750 shares of common stock to the sellers on the Green Growth Acquisition Date. With this license, the Company can cultivate up to 14,000 square feet of cannabis flowers and produce cannabis concentrates. The Company believes that the acquisition of this cannabis license will allow it to be vertically integrated in Illinois by growing cannabis and producing cannabis products that can be distributed and sold at the Company-owned Thrive dispensaries and sold into the robust Illinois wholesale cannabis marketplace.

The Company has allocated the purchase price to its licenses/customer base intangible asset on a preliminary basis. The Company recorded approximately $85,000 and $142,000 of amortization expense in the three and nine months ended September 30, 2022, respectively, for the intangible asset acquired based on an estimated ten-year life for such asset.

Meditaurus LLC

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

The carrying value of the noncontrolling interest of approximately $975,000 was eliminated on the date such interest was acquired, and as there was no change in control of Meditaurus from this transaction, the resulting gain on bargain purchase was recognized in Additional paid-in capital in the condensed consolidated balance sheet. As part of this transaction, the initial purchase agreement was amended, eliminating all future license fees and payments to the prior owners of Meditaurus. The Company has discontinued sales of its Meditaurus products.

Pending Transactions

Beverly Asset Purchase

In November 2021, the Company entered into an asset purchase agreement to acquire the cannabis license, property lease, and other assets and rights of, and to assume certain liabilities and operating obligations associated with a cannabis dispensary that had been operating in Beverly, MA. The purchase price is comprised of 2,000,000 shares of the Company’s common stock and $5.1 million in cash, with the cash amount to be paid on a monthly basis as a percentage of the business’ monthly gross sales.

The purchase was contingent upon the approval of the Massachusetts Cannabis Control Commission (the "State") for a license and the city transfer of the host community agreement to MariMed. The State has approved the transfer but the Company has not yet received approval of the host community agreement transfer. Upon final inspection by the State, the dispensary will be able to open. The Company expects this to occur in early 2023. Concurrent with the execution of this agreement, the parties entered into a consulting agreement under which the Company provides certain oversight services related to the development, staffing, and operation of the business in exchange for a monthly fee.

The Harvest Foundation LLC

In 2019, the Company entered into a purchase agreement to acquire 100% of the ownership interests of The Harvest Foundation LLC (“Harvest”), the holder of a cannabis cultivation license in the state of Nevada. The acquisition is conditioned upon state regulatory approval of the transaction and other closing conditions. The regulatory approval process for license transfers in Nevada has experienced significant delays as a result of multiple factors including the impact of Covid. Additionally, the progress of this acquisition has been delayed as a result of actions taken by the Nevada Cannabis Control Board (“CCB”) relating to regulatory operating violations by Harvest and its current ownership. Harvest is in process of negotiating a settlement with the CCB to resolve these violations which will allow it to proceed with the sale. In October 2022, the CCB issued an order approving the placement of a receiver to oversee Harvest and its licenses. This followed the motion of a creditor of Harvest for such appointment which was granted by the Eighth Judicial District Court, Clark County Nevada, subject to CCB approval. The Company has had exchanges with the receiver in connection with potentially moving forward with the acquisition. The Company is monitoring the status of Harvest matters which will require adjustments to the terms of the purchase agreement if the Company determines to proceed with the acquisition.

The original purchase agreement provided for a purchase price comprised of the issuance of (i) 1,000,000 shares of the Company’s common stock in the aggregate to the two owners of Harvest, which were issued as a good faith deposit upon execution of the purchase agreement, (ii) $1.2 million of the Company’s common stock at closing, based on the closing price of the common stock on the day prior to regulatory approval of the transaction, which have not been issued, and (iii) warrants to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the day prior to regulatory approval of the transaction, which have not been issued. The issued shares were recorded at par value. Such shares are restricted and are to be returned to the Company in the event the transaction does not close.

If the Company determines to proceed with the acquisition on terms acceptable to it, upon CCB approval of the transfer, and the fulfillment of other closing conditions, if achieved, the ownership of Harvest will be transferred to the Company, and the operations of Harvest will begin to be consolidated into the Company’s financial statements. There is no assurance that the Company will determine to proceed with the acquisition of Harvest, and if it does, that the closing conditions to the Company’s acquisition of Harvest, including regulatory approval, will be achieved or that the acquisition will be consummated.

(3) EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive.

The calculations of shares used to compute net earnings per share were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted average shares outstanding - basic	339,025	329,454	337,111	324,340
Potential dilutive common shares	42,046	49,480	42,757	45,864
Weighted average shares outstanding - diluted	381,071	378,934	379,868	370,204

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

The Company leases the following owned properties:

•Delaware – a 45,000 square foot cannabis cultivation, processing, and dispensary facility which is leased to its cannabis-licensed client under a triple net lease that expires in 2035.
•Maryland – a 180,000 square foot cultivation and processing facility that expires in 2037. This facility had been leased to Kind prior to the Kind Acquisition Date.
•Massachusetts – a 138,000 square foot industrial property of which approximately half of the available square footage is leased to a non-cannabis manufacturing company under a lease that expires in February 2023.

The Company subleases the following properties:

•Delaware – a 4,000 square foot cannabis dispensary which is subleased to its cannabis-licensed client under a sublease expiring in April 2027.
•Delaware – a 100,000 square foot warehouse, of which the Company developed 60,000 square feet into a cultivation facility that is subleased to its cannabis-licensed client. The sublease expires in March 2030, with an option to extend the term for three additional five-year periods. The Company intends to develop the remaining space into a processing facility.
•Delaware – a 12,000 square foot cannabis production facility with offices which is subleased to its cannabis-licensed client. The sublease expires in January 2026 and contains an option to negotiate an extension at the end of the lease term.

The Company received rental payments aggregating $0.4 million and $2.4 million in the three and nine months ended September 30, 2022, respectively, and $1.2 million and $3.6 million in the three and nine months ended September 30, 2021, respectively. Revenue from these payments was recognized on a straight-line basis and aggregated $0.4 million and $2.3 million in the three and nine months ended September 30, 2022, respectively, and $1.1 million and $3.4 million in the three and nine months ended September 30, 2021, respectively.

Future minimum rental receipts for non-cancellable leases and subleases as of September 30, 2022 were as follows (in thousands):

Year ending December 31,
Remainder of 2022	$315
2023	1,170
2024	1,196
2025	1,199
2026	1,051
Thereafter	6,131
$11,062

(5) NOTES RECEIVABLE

Notes receivable, including accrued interest, at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
First State Compassion Center (initial note)	$348	$403
First State Compassion Center (secondary note)	8,080	7,845
Healer LLC	866	866
Total notes receivable	9,294	9,114
Notes receivable, current portion	134	127
Notes receivable, less current portion	$9,160	$8,987

First State Compassion Center

The Company’s cannabis-licensed client in Delaware, First State Compassion Center (“FSCC”), issued a 10-year promissory note to the Company in May 2016 for $0.7 million, bearing interest at a rate of 12.5% per annum and maturing in April 2026, as amended (the “FSCC Initial Note”). The monthly payments on the FSCC Initial Note approximate $10,000. At September 30, 2022 and December 31, 2021, the current portions of the FSCC Initial Note were approximately $82,000 and $75,000, respectively, and were included in Notes receivable, current, in the condensed consolidated balance sheets.

In December 2021, the Company converted financed trade accounts receivable balances from FSCC aggregating $7.8 million into notes receivable, whereby FSCC issued promissory notes aggregating $7.8 million to the Company (the “FSCC Secondary Notes”). The FSCC Secondary Notes bear interest of 6.0% per annum and mature in December 2025. FSCC is required to make periodic payments of principal and interest throughout the term of the FSCC Secondary Notes. At September 30, 2022, the FSCC Secondary Notes balance included approximately $54,000 of unpaid accrued interest. The increase in the FSCC Secondary Notes in the nine months ended September 30, 2022 was attributable to the accreted interest, which increases the value of such notes.

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

The Company has the right to offset any licensing fees payable by the Company to Healer in the event Healer fails to make any payment when due. In March 2021, the Company offset approximately $28,000 of licensing fees payable to Healer against the principal balance of the Revised Healer Note, reducing the principal amount to approximately $866,000. Of the outstanding Revised Healer Note balance at both September 30, 2022 and December 31, 2021, approximately $52,000 was current.

High Fidelity

In August 2021, a $250,000 loan to High Fidelity Inc., an entity with cannabis operations in the state of Vermont, which bore interest at a rate of 10.0% per annum, was repaid in full.

(6) INVENTORY

Inventory at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Plants	$2,585	$1,015
Ingredients and other raw materials	2,582	262
Work-in-process	8,071	4,661
Finished goods	5,071	3,830
	$18,309	$9,768

(7) INVESTMENTS

The Company’s investments at September 30, 2022 and December 31, 2021 were all classified as current and were comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Flowr Corp. (formerly Terrace Inc.)	$78	$251
WM Technology Inc.	196	—
	$274	$251

The Company did not have any noncurrent investments at September 30, 2022 or December 31, 2021.

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

The Flowr Investment is recorded at fair value, with changes in fair value recorded as a component of Other (expense) income, net, in the condensed consolidated statements of operations. The Company recorded losses of $0.1 million and $0.2 million in the three and nine months ended September 30, 2022, respectively, and losses of $0.5 million and $0.9 million in of the three- and nine-month periods ended September 30, 2021, respectively. These amounts represent the changes in the fair value of the Flowr Investment in the respective periods.

WM Technology Inc. (formerly MembersRSVP LLC)

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

As an ongoing member of MRSVP, the Company was entitled to its pro rata share of any additional consideration received by MRSVP pursuant to the asset purchase agreement, which could include securities or other forms of non-cash or in-kind consideration and holdback amounts, if and when received and distributed by MRSVP. In February 2022, the Company received 121,968 shares of common stock of WM Technology Inc. (Nasdaq: MAPS), a technology and software infrastructure provider to the cannabis industry, which represented the Company’s pro rata share of the additional consideration received by MRSVP pursuant to the asset purchase agreement. The Company recognized losses of $0.2 million and $0.8 million in the three and nine months ended September 30, 2022, respectively, which are included as components of Other (expense) income, net, in the condensed consolidated statements of operations for those periods. This amount represents the change in the fair value of the MAPS shares in the respective periods.

(8) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net, at September 30, 2022 and December 31, 2021 was comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Land	$4,450	$4,450
Buildings and building improvements	39,497	35,231
Tenant improvements	17,005	9,745
Furniture and fixtures	1,986	1,888
Machinery and equipment	9,689	7,221
Construction in progress	7,084	10,569
	79,711	69,104
Less: accumulated depreciation	(9,315)	(6,954)
Property and equipment, net	$70,396	$62,150

The amounts reported as construction in progress primarily relate to the development of facilities in Annapolis, MD, Beverly, MA and Mt. Vernon, IL.

(9) INTANGIBLE ASSETS AND GOODWILL

The Company’s acquired intangible assets at September 30, 2022 consisted of the following (in thousands):

	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradename and trademarks	3.00	$2,041	$283	$1,758
Licenses and customer base	8.26	8,100	422	7,678
Non-compete agreements	2.00	42	9	33
	7.18	$10,183	$714	$9,469

Estimated future amortization expense for the Company’s intangible assets at September 30, 2022 was as follows:

Year ending December 31,
Remainder of 2022	$428
2023	1,712
2024	1,698
2025	1,239
2026	1,011
Thereafter	3,381
Total	$9,469

The changes in the carrying value of the Company’s goodwill in the three months ended September 30, 2022 and 2021 were as follows (in thousands):

	2022	2021
Balance at January 1,	$2,068	$2,068
Kind Acquisition	6,011	—
Balance at September 30,	$8,079	$2,068

(10) MORTGAGES AND NOTES PAYABLE

The Company’s mortgages and notes payable are reported in the aggregate on the condensed consolidated balance sheets under the captions Mortgages and notes payable, current, and Mortgages and notes payable, net of current.

Mortgages

The Company’s mortgage balances, including accrued interest, at September 30, 2022 and December 31, 2021 were comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Bank of New England – New Bedford, MA and Middleboro, MA properties	$12,231	$12,499
Bank of New England – Wilmington, DE property	1,374	1,463
DuQuoin State Bank – Anna, IL and Harrisburg, IL properties	759	778
DuQuoin State Bank – Metropolis, IL property	2,541	2,658
Du Quoin State Bank - Mt. Vernon, IL property	2,990	—
South Porte Bank – Mt. Vernon, IL property	808	816
Total mortgages payable	20,703	18,214
Less: Mortgages payable, current	(1,485)	(1,400)
Mortgages payable, less current portion	$19,218	$16,814

The Company maintains an amended and restated mortgage agreement with the Bank of New England with an interest rate of 6.5% per annum which matures in August 2025 (the “Amended BNE Mortgage”). The Amended BNE Mortgage is secured by the Company’s properties in New Bedford, MA and Middleboro, MA. Proceeds from the Amended BNE Mortgage were used to pay down a previous mortgage of $4.8 million with the Bank of New England on the New Bedford property, and $7.2 million of outstanding promissory notes as discussed below. The current portions of the outstanding principal balance under the Amended BNE Mortgage at September 30, 2022 and December 31, 2021 were approximately $376,000 and $358,000, respectively.

The Company maintains a second mortgage with Bank of New England that is secured by the Company’s property in Wilmington, DE (the “BNE Delaware Mortgage”). The mortgage matures in 2031, with monthly principal and interest payments. The interest rate is 5.25% per annum, with the rate adjusting every five years to the then-prime rate plus 1.5%, with a floor of 5.25% per annum. The next interest rate adjustment will occur in September 2026. The current portions of the outstanding principal balance under the BNE Delaware Mortgage at September 30, 2022 and December 31, 2021 were approximately $125,000 and $120,000, respectively.

The Company maintains a mortgage with DuQuoin State Bank (“DSB”) in connection with its purchase of properties in Anna, IL and Harrisburg, IL (the “DuQuoin Mortgage”). On May 5 of each year, the DuQuoin Mortgage becomes due unless it is renewed for another year at a rate determined by DSB’s executive committee. The DuQuoin Mortgage was renewed in May 2021 at a rate of 6.75% per annum. The current portions of the outstanding principal balance under the DuQuoin Mortgage at September 30, 2022 and December 31, 2021 were approximately $35,000 and $33,000, respectively.

In July 2022, Mari Holdings Mt Vernon LLC, a wholly owned subsidiary of the Company, entered into a $3 million loan agreement and mortgage with Du Quoin State Bank secured by property owned in Mt. Vernon, Illinois, which the Company is developing into a grow and production facility (the "DuQuoin Mt. Vernon Mortgage"). The DuQuoin Mt. Vernon Mortgage has a 20-year term and initially bears interest at the rate of 7.75%, subject to upward adjustment on each annual anniversary date to the Wall Street Journal U.S. Prime Rate (with an interest rate floor of 7.75%). The proceeds of this loan are being utilized for the build-out of the property and other working capital needs. The current portion of the DuQuoin Mt. Vernon Mortgage was approximately $66,000 at September 30, 2022.

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, IL. The purchase price consisted of 750,000 shares of the Company’s common stock, which were valued at $705,000 on the date of the transaction, and payoff of the seller’s remaining mortgage balance of $1.6 million. In connection with this purchase, the Company entered into a second mortgage agreement with DSB for $2.7 million that matures in July 2041 and which initially bears interest at a rate of 6.25% per annum (the “DuQuoin Metropolis Mortgage”). The interest rate on the DuQuoin Metropolis Mortgage is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the

Company’s subsidiary that owns the property and holds the related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. The current portions of the outstanding balance of the DuQuoin Metropolis Mortgage at September 30, 2022 and December 31, 2021 were approximately $75,000 and $73,000, respectively.

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

Promissory Note Conversions

During the three months ended March 31, 2021, the holder of a note issued by the Company in September 2020, with an outstanding balance of $4.2 million, converted $1.0 million of principal and approximately $10,000 of accrued interest into 3,365,972 shares of the Company’s common stock. The Company issued the holder an amended and restated promissory note simultaneous with the conversion transaction representing the $3.2 million remaining balance due.

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

Promissory Notes Issued as Purchase Consideration – Kind Acquisition

In connection with the Kind Acquisition (see Note 2), the Company issued four-year promissory notes aggregating $6.5 million at the rate of 6.0% per annum to the members of Kind (the “Kind Notes”). The Company paid $0.8 million of principal during the period since the Kind Acquisition Date. At September 30, 2022, the current portions of the Kind Notes aggregated $1.5 million.

Promissory Notes Issued to Purchase Commercial Vehicles

In August 2020, the Company entered into a note agreement with First Citizens’ Federal Credit Union for the purchase of a commercial vehicle (the “First Citizens’ Note”). The First Citizens’ Note bears interest at the rate of 5.74% per annum and matures in July 2026. At September 30, 2022, the First Citizens' Note had an outstanding balance of approximately $22,000. The current portions of the outstanding balance under the First Citizens’ Note at September 30, 2022 and December 31, 2021 were approximately$6,500 and $5,000, respectively.

In September 2021, the Company entered into a note agreement with Ally Financial for the purchase of a second commercial vehicle (the “Ally Financial Note”). The Ally Financial note bears interest at the rate of 10.0% per annum and matures in May 2027. At September 30, 2022, the Ally Financial Note had an outstanding balance of approximately $29,000. The current portions of the outstanding balance under the Ally Financial Note at both September 30, 2022 and December 31, 2021 were approximately $5,000.

Promissory Note Issued by MariMed Hemp Inc.

In September 2020, the Company paid $0.5 million of principal on a $1.0 million promissory note issued in 2019 by MariMed Hemp Inc., one of the Company’s wholly-owned subsidiaries. In March 2021, utilizing a portion of the proceeds from the Hadron Transaction, the Company made an interest payment of $0.2 million and paid the remaining principal of $0.5 million on this promissory note.

At September 30, 2022 and December 31, 2021, the Company was carrying accrued interest balances of approximately $309,000 and $125,000, respectively.

Future Payments

The future principal amounts due under the Company outstanding mortgages and notes payable at September 30, 2022 are as follows (in thousands):

Year ending December 31,
Remainder of 2022	$536
2023	3,060
2024	2,390
2025	2,545
2026	1,263
Thereafter	16,700
26,494
Less: discount	(621)
$25,873

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

(12) MEZZANINE EQUITY

Series B Convertible Preferred Stock

In 2020, the Company entered into an exchange agreement with two unaffiliated institutional shareholders (the “Exchange Agreement”) whereby the Company (i) issued $4.4 million of promissory notes to the two institutional shareholders (such notes were retired in March 2021 as part of the promissory note retirements described above (see Note 11)), and (ii) exchanged 4,908,333 shares of the Company’s common stock previously acquired by the two institutional shareholders for an equal number of shares of newly designated Series B convertible preferred stock (the “Series B Stock”).

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

On the day following the six-year anniversary of the issuance of the Series B convertible preferred stock, all outstanding shares of Series B Stock shall automatically convert into common stock as follows:

•If the sixty-day VWAP is less than or equal to $0.50 per share, the Company shall have the option to (i) convert all shares of Series B Stock into common stock at a conversion price of $1.00 per share, and pay cash to the Series B Holders equal to the difference between the sixty-day VWAP and $3.00 per share, or (ii) pay cash to the Series B Holders equal to $3.00 per share.
•If the sixty-day VWAP is greater than $0.50 per share, the Company shall have the option to (i) convert all shares of Series B Stock into common stock at a conversion price per share equal to the quotient of $3.00 per share divided by the sixty-day VWAP, or (ii) pay cash to the Series B Holders equal to $3.00 per share, or (iii) convert all shares of Series B Stock into common stock at a conversion price per share equal to the sixty-day VWAP and pay cash to the Series B Holders equal to the difference between $3.00 per share and the sixty-day VWAP.

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

No further funding has occurred under the Hadron Facility and, on August 4, 2022, the Company and Hadron entered into a Second Amendment to the Purchase Agreement pursuant to which, inter alia, (a) Hadron’s obligation to provide any further funding to the Company and the Company’s obligation to sell any further securities to Hadron was terminated, (b) Hadron’s right to appoint a designee to the Company’s board of directors was eliminated, and (c) certain covenants restricting the Company’s incurrence of new indebtedness were eliminated.

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

During the three months ended September 30, 2022, the Company issued an aggregate of 531,393 shares of common stock to one of its vendors as payment for services rendered and one of its partners as a royalty payment. The shares had an aggregate fair market value of approximately $361,000.

During the three months ended September 30, 2022, the issued subscriptions for common stock aggregating 74,581 shares, with a grant date fair value of approximately $41,000.

In August 2022, the Company issued 139 shares of common stock to an employee with a grant date fair value of approximately $80.

During the three months ended June 30, 2022, the Company issued 2,717 shares of restricted common stock associated with previously issued subscriptions for common stock with a grant date fair value of approximately $2,000.

In June 2022, the Company issued 4,221 shares of restricted common stock with a grant date fair value of approximately $2,500.

In May 2022, the Company issued 350,000 shares of restricted common stock with a grant date fair value of approximately $217,000 to the Company’s new Chief Financial Officer in connection with her appointment.

In March 2022, the Company issued 375,000 shares of restricted common stock with a grant date fair value of approximately $274,000 in exchange for consulting services.

Amended and Restated 2018 Stock Award and Incentive Plan

The Company’s Amended and Restated 2018 Stock Award and Incentive Plan (the “2018 Plan”) provides for the award of options to purchase the Company’s common stock (“stock options”), restricted stock units ("RSUs"), stock appreciation rights (“SARs”), restricted stock, deferred stock, dividend equivalents, performance shares or other stock-based performance awards and other stock- or cash-based awards. Awards can be granted under the 2018 Plan to the Company’s employees, officers and non-employee directors, as well as consultants and advisors of the Company and its subsidiaries.

Warrants

At September 30, 2022, warrants to purchase up to 23,951,571 shares of common stock were outstanding, with a weighted average exercise price of $0.85.

In April 2022, 750,000 warrants were exercised in a cashless transaction, under which the Company withheld 515,039 shares underlying such warrants and issued 234,961 shares of common stock.

Stock Options

At September 30, 2022, options to purchase up to 40,081,173 shares of common stock were outstanding, with a weighted average exercise price of $0.91 and a weighted average remaining life of approximately three years.

In August 2022, 45,000 stock options were exercised, and the Company received $7,100 in connection with these exercises.

In June 2022, 312,248 stock options were exercised in a cashless transaction, under which the Company withheld 112,248 shares underlying such stock options and issued 200,000 shares of common stock.

In February 2022, 10,000 stock options were exercised, and the Company received $3,000 in connection with these exercises.

The grant date fair values of options to purchase common stock granted in the three and nine months ended September 30, 2022 were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Estimated life (in years)	5.0	5.0
Volatility	89.4%	90.0%
Risk-free interest rates	3.0%	3.0%
Dividend yield	—	—

Stock-Based Compensation

The Company recorded stock-based compensation of $1.4 million and $6.4 million in the three and nine months ended September 30, 2022, respectively, and $5.6 million and $7.2 million in the three and nine months ended September 30, 2021, respectively.

(14) REVENUE

The Company’s main sources of revenue are comprised of the following:

•Product sales (retail and wholesale) – direct sales of cannabis and cannabis-infused products primarily by the Company’s retail dispensaries and wholesale operations in Massachusetts, Illinois and, as of the Kind Acquisition Date, Maryland. This revenue is recognized when products are delivered or at retail points-of-sale.

•Real estate rentals – rental income generated from leasing of the Company’s state-of-the-art, regulatory compliant cannabis facilities to its cannabis-licensed clients. Rental income is generally a fixed amount per month that escalates over the respective lease terms. Prior to the third quarter of 2022, the Company charged additional rental fees based on a percentage of tenant revenues that exceeded specified amounts.
•Management fees – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production and dispensary operations. These fees are based on a percentage of such clients’ revenue and are recognized after services have been performed.
•Supply procurement – resale of cultivation and production resources, supplies and equipment, acquired by the Company from top national vendors at discounted prices, to its clients and third parties within the cannabis industry. The Company recognizes this revenue after the delivery and acceptance of goods by the purchaser.
•Licensing fees – revenue from the licensing of the Company’s branded products, including Betty’s Eddies, Bubby's Baked, Vibations, and Kalm Fusion, to wholesalers and to regulated dispensaries throughout the United States and Puerto Rico. This revenue is recognized when the products are delivered.

The Financial Accounting Standards Board Accounting Standards Codification 606, Revenue from Contract with Customers, as amended by subsequently issued Accounting Standards Updates, requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to in exchange for those goods or services. The recognition of revenue is determined by performing the following consecutive steps:

•Identify the contract(s) with a customer;
•Identify the performance obligations in the contract(s);
•Determine the transaction price;
•Allocate the transaction price to the performance obligations in the contract(s); and
•Recognize revenue as the performance obligation is satisfied.

Additionally, when another party is involved in providing goods or services to the Company’s clients, a determination is made as to who - the Company or the other party - is acting in the capacity as the principal in the sale transaction, and who is the agent arranging for goods or services to be provided by the other party.

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

Revenue for the three and nine months ended September 30, 2022 and 2021 was comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Product revenue:
Product revenue - retail	$23,593	$23,454	$68,121	$59,230
Product revenue - wholesale	9,009	6,633	23,029	20,536
Total product revenue	32,602	30,087	91,150	79,766
Other revenue:
Real estate rentals	434	1,726	2,867	5,397
Supply procurement	815	528	2,825	1,446
Management fees	9	685	843	2,562
Licensing fees	52	182	495	1,249
Total other revenue	1,310	3,121	7,030	10,654
Total revenue	$33,912	$33,208	$98,180	$90,420

(15) MAJOR CUSTOMERS

The Company did not have any customers that contributed 10% or more of total revenue in any of the three- and nine-month periods ended September 30, 2022 and 2021.

At September 30, 2022, one customer accounted for 10% or more of the Company’s accounts receivable balance, representing approximately 54% of the total accounts receivable. At December 31, 2021, one customer accounted for 10% or more of the Company’s accounts receivable balance, representing approximately 28% of total accounts receivable in the aggregate. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and historical losses have been within management’s expectations.

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

The Company is currently the lessee under six operating leases and six finance leases. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments.

The Company leases the following facilities under operating leases:

•Delaware – 4,000 square feet of retail space in a multi-use building under a five-year lease that expires in April 2027 that the Company has developed into a cannabis dispensary which is subleased to its cannabis-licensed client.
•Delaware – a 100,000 square foot warehouse, of which the Company developed 60,000 square feet into a cultivation facility that is being subleased to its cannabis-licensed client. The lease expires in March 2030, with an option to extend the term for three additional years.
•Delaware – a 12,000 square foot premises which the Company developed into a cannabis production facility with offices, and which it subleases to its cannabis-licensed client. The lease expires in January 2026 and contains an option to negotiate an extension at the end of the lease.
•Nevada – 10,000 square feet of an industrial building that the Company has built out into a cannabis cultivation facility which it plans to rent and then sublease to the cannabis-licensed entity, which will be coterminous with this lease expiring in 2024.
•Massachusetts – 10,000 square feet of office space which the Company utilizes as its corporate offices under a lease with a related party expiring in 2028 with an option to extend the term for an additional five-year period.
•Maryland – a 2,700 square foot two-unit apartment under a lease that expires in July 2023.
The Company leases machinery and office equipment under finance leases that expire from February 2024 through November 2027, with such terms being a major part of the economic useful life of the leased property.

The components of lease expense for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease expense	$296	$277	$872	$821

Finance lease expenses:
Amortization of right of use assets	$48	$8	$108	$25
Interest on lease liabilities	14	1	32	4
Total finance lease expense	$62	$9	$140	$29

At September 30, 2022, the weighted average remaining lease terms for operating leases and finance leases were 6.6 years and 3.3 years, respectively. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was between 7.5% and 12.0% for all leases.

Future minimum lease payments as of September 30, 2022 under all non-cancelable leases having an initial or remaining term of more than one year were (in thousands):

	Operating leases	Finance leases
Remainder of 2022	$304	$61
2023	1,298	238
2024	1,199	217
2025	1,179	216
2026	1,128	88
Thereafter	3,214	40
Total lease payments	8,322	860
Less: imputed interest	(2,824)	(136)
	$5,498	$724

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

In February 2022, the Company was notified that it was awarded a cannabis dispensary license from the state of Ohio. The Company is awaiting the final verification process to be completed by the state. As of September 30, 2022, the lease terms of the Ohio Leases were all less than one year, and accordingly the Company has not recorded a right-of-use asset and corresponding lease liability on its balance sheet. In April 2022, the Company extended the term of one of the Ohio Leases to February 2023 (the "Extended Ohio Lease"), and the remaining five Ohio Leases were terminated. The Company intends to enter into a ten-year lease on the Extended Ohio Lease property, which will become effective upon the completion of the final verification process by the state, which is expected to occur in the first quarter of 2023.

(17) RELATED PARTY TRANSACTIONS

The Company’s corporate offices are leased from an entity in which the Company’s former Chief Financial Officer, now the Company’s President (the "President") has an investment interest. This lease expires in October 2028 and contains a five-year extension option. Expenses incurred under this lease were approximately $39,000 for both of the three-month periods ended September 30, 2022 and 2021, and approximately $117,000 for both of the nine-month periods ended September 30, 2022 and 2021.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s Chief Operating Officer (“COO”). Purchases from this entity totaled $1.1 million and $3.4 million in the three and nine months ended September 30, 2022, respectively, and $1.5 million and $3.8 million in the three and nine months ended September 30, 2021, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the Company’s COO and its Chief Revenue Officer (“CRO") under a royalty agreement. This agreement was amended effective January 1, 2021 whereby, among other modifications, the royalty percentage changed from 2.5% on all sales of Betty’s Eddies products to (i) 3.0% and 10.0% of wholesale sales of existing products within the product line if sold directly by the Company, or licensed by the Company for sale by third parties, respectively, and (ii) 0.5% and 1.0% of wholesale sales of future developed products within the product line if sold directly by the Company, or licensed by the Company for sale by third-parties, respectively. The aggregate royalties due to this entity were approximately $53,000 and $163,000 for the three and nine months ended September 30, 2022, respectively, and approximately $48,000 and $210,000 for the three and nine months ended September 30, 2021, respectively.

During the three and nine months ended September 30, 2022, respectively, one of the Company’s majority-owned subsidiaries paid distributions in the aggregate of $4,200 and $27,300 to the Company’s Chief Executive Officer (“CEO”) and its President, who own minority equity interests in such subsidiary. During the three and nine months ended September 30, 2021, respectively, this majority-owned subsidiary paid aggregate distributions of approximately $13,000 and $34,000 to the Company’s CEO and President.

During the three and nine months ended September 30, 2022, one of the Company’s majority-owned subsidiaries paid distributions of $6,500 and $17,500, respectively, to a current employee who owns a minority equity interest in such subsidiary. During both the three and nine months ended September, the employee was paid $4,300 from such subsidiary.

During the three and nine months ended September 30, 2022, the Company purchased fixed assets and consulting services aggregating $267,000 and $926,000, respectively, from two entities owned by two of the Company’s general managers. During the three and nine months ended September 30, 2021, the Company purchased fixed assets and consulting services from these entities aggregating approximately $150,000 and $723,000, respectively.

During the three and nine months ended September 30, 2022, the Company purchased fixed assets of $125,000 and $486,000, respectively, from an entity owned by an employee. During the three and nine months ended September 30, 2021, the Company purchased fix assets of approximately $78,000 and $438,000, respectively, from this employee.

The Company’s mortgages with Bank of New England, DuQuoin State Bank, and South Porte Bank are personally guaranteed by the Company’s CEO and the Company’s President.

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

On April 20, 2022, the Plan Administrator for the OGGUSA Debtors filed an adversary proceeding against the Company seeking to recover approximately $200,000 in certain alleged preferential transfers made to MariMed Hemp, Inc. prior to the filing of the Chapter 11 bankruptcy. After investigating the nature of these claims, the Company and its counsel do not believe that such claims have any factual or legal merit and intend to vigorously defend such preference action. In addition, by reason of the nature of the claims, the Company believes that it has certain counterclaims and possible third-party claims against the OGGUSA Debtors in relation to the facts asserted in the preference action. The Company and its counsel are continuing to have discussions with the Plan Administrator in an attempt to resolve this action without further litigation or expense. On October 19, 2022, counsel for the Plan Administrator requested a resumption of discussions between the parties regarding the settlement of the claims in question. It is not known at this time whether such matter can be resolved or if the Company will be required to proceed with its defense and counterclaims. In the event that the Company and the Plan Administrator are not able to reach a settlement agreement regarding the resolution of the claims, one or both of the parties will file an election notice with the bankruptcy court to allow the reference action to proceed.
As of the date of this filing, since the preference section is still in its initial states and no discovery has been conducted by either party, there is still insufficient information as to (a) the details of the factual or legal basis for the preference claim asserted by the Plan Administrator or (b) what portion, if any, of the Company’s allowed claim will be paid upon the completion of the liquidation of the remaining assets of the OGGUSA Debtors.

(19) SUBSEQUENT EVENTS

Equity Transactions

Subsequent to September 30, 2022, (i) 896,031 warrants were exercised in a cashless transaction, under which the Company withheld 813,694 shares underlying such warrants and issued 82,337 shares of common stock and (ii) 629 shares of restricted common stock were issued as payment under a royalty agreement.

Payoff of Promissory Note

In November 2022, the Company and the holder of the promissory note issued by MariMed Hemp Inc. reached an agreement under which the Company will pay approximately $227,000 to the holder of such note. No additional amounts are due under this promissory note.

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

Overview

We are a multi-state operator in the United States cannabis industry. We develop, operate, manage, and optimize state-of-the-art, regulatory-compliant facilities for the cultivation, production and dispensing of medicinal and adult use cannabis. We also license our proprietary brands of cannabis and hemp-infused products, along with other top brands, in several domestic markets.

Our common stock commenced trading on the Canadian Securities Exchange effective July 12, 2022, under the ticker symbol MRMD, and continues to trade on the OTCQX under the same symbol.

On April 27, 2022 (the “Kind Acquisition Date”), we acquired Kind Therapeutics USA (“Kind”), our former client in Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis (the “Kind Acquisition”). The financial results of Kind are included in our condensed consolidated financial statements for the periods subsequent to the Kind Acquisition Date.

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

During the balance of 2022 and into 2023, we are focused on continuing to execute our strategic growth plan, with priority on activities that include the following:

•Continuing to consolidate the cannabis business that we have developed and manage.
•Expanding revenues, assets, and our footprint in the states in which we operate:

◦In Massachusetts, we intend to open two additional dispensaries and significantly expand the capacity and capability of our manufacturing facility.
◦In Delaware, we intend to develop an additional 40,000 square feet of cultivation and production capacity at our facility in Milford, which, upon completion, will be leased to our client in this state.
◦In Maryland, we opened a dispensary in Annapolis on October 18, 2022, and we intend to expand our manufacturing facility by 40,000 square feet. Under Maryland cannabis laws, we have the potential to add three additional dispensaries, for a total of four.
◦In Illinois, we recently closed on the acquisition of an Illinois craft cannabis license which will enable us to be vertically integrated and add cultivation, manufacturing, and distribution to our four existing retail cannabis operations in Illinois. Under Illinois cannabis laws, we have the potential to add six additional dispensaries, for a total of ten.
•Expanding into other legal states through mergers and acquisitions and by filing new applications in states where new licensing opportunities are available.
•Increasing revenues by producing and distributing our award-winning brands to qualified strategic partners or by acquiring production and distribution licenses.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our condensed consolidated financial statements. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment: accounts receivable; valuation of inventory; estimated useful lives and depreciation and amortization of property and equipment and intangible assets; accounting for acquisitions and business combinations; loss contingencies and reserves; stock-based compensation; and accounting for income taxes.

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

Inventory

Our inventory is valued at the lower of cost or market, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price, what we expect to realize by selling the inventory and the contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts, and net realizable value. These estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of any changes in inventory reserves is reflected in cost of goods sold.

Estimated Useful Lives and Depreciation and Amortization of Property, Equipment, and Intangible Assets

Depreciation and amortization of property, equipment, and intangible assets are dependent upon estimates of useful lives, which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions and the useful lives of assets.

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

Loss Contingencies and Reserves

We are subject to ongoing business risks arising in the ordinary course of business that affect the estimation process of the carrying value of assets, the recording liabilities, and the possibility of various loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such amounts should be adjusted and record changes in estimates in the period they become known. We are subject to legal claims from time to time. We reserve for legal contingencies and legal fees when the amounts are probable and estimable.

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

Results of Operations

Three and nine months ended September 30, 2022 and 2021

Revenue

Our main sources of revenue are comprised of the following:

•Product sales (retail and wholesale) - direct sales of cannabis and cannabis-infused products primarily by our retail dispensaries and wholesale operations in Massachusetts, Illinois, and, as of the Kind Acquisition Date, Maryland. We recognize this revenue when products are delivered or at retain points-of-sale.
•Real estate rentals - rental income generated from leasing of our state-of-the-art, regulatory compliant cannabis facilities to our cannabis-licensed clients. Rental income is generally a fixed amount per month that escalates over the respective lease terms. Prior to the third quarter of 2022, we charged additional rental fees based on a percentage of tenant revenues that exceeded specified amounts.
•Management fees - fees for providing our cannabis clients with comprehensive oversight of their cannabis cultivation, production and dispensary operations. These fees are based on a percentage of such clients' revenue and are recognized after services have been performed.

•Supply procurement - resale of cultivation and production resources, supplies and equipment that we have acquired from top national vendors at discounted prices to our clients and third parties within the cannabis industry. We recognize this revenue after the delivery and acceptance of goods by the purchaser.
•Licensing fees - revenue from the licensing of our branded products, including Betty's Eddies, Bubby's Baked, Vibations, and Kalm Fusion, to wholesalers and to regulated dispensaries throughout the United States and Puerto Rico. We recognize this revenue when the products are delivered.

Our revenue for the three and nine months ended September 30, 2022 and 2021 was comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Product revenue:
Product revenue - retail	$23,593	$23,454	$68,121	$59,230
Product revenue - wholesale	9,009	6,633	23,029	20,536
Total product revenue	32,602	30,087	91,150	79,766
Other revenue:
Real estate rentals	434	1,726	2,867	5,397
Supply procurement	815	528	2,825	1,446
Management fees	9	685	843	2,562
Licensing fees	52	182	495	1,249
Total other revenue	1,310	3,121	7,030	10,654
Total revenue	$33,912	$33,208	$98,180	$90,420

Our total revenue increased $0.7 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Our total product revenue increased $2.5 million, or 8.4%, primarily attributable to higher wholesale revenue arising from the Kind Acquisition. This increase was partially offset by lower retail sales in Massachusetts due to increased competition. The decrease in our other revenue was primarily attributable to rent and management fee reductions in connection with one of our clients and the Kind Acquisition, partially offset by higher supply procurement revenue primarily attributable to revenue generated from our cannabis clients in Delaware and, prior to the Kind Acquisition, in Maryland.

Our total revenue increased $7.8 million, or 8.6%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Our total product revenue increased $11.4 million, or 14.3%, primarily attributable to higher retail dispensary cannabis sales in Illinois and the inclusion of Kind’s sales in our results since the Kind Acquisition Date. Similar to our quarter-over-quarter results described above, the decrease in our other revenue was primarily attributable to rent and management fee reductions in connection with one of our clients and the Kind Acquisition, partially offset by higher supply procurement revenue primarily attributable to revenue generated from our cannabis clients in Delaware and, prior to the Kind Acquisition, in Maryland.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue represents the direct costs associated with the generation of our revenue, including licensing, packaging, supply procurement, manufacturing, supplies, depreciation, amortization of acquired intangible assets, and other product-related costs.

Our cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	2022	2021	$	%
Three months ended September 30,
Cost of revenue	$17,748	$15,027	$2,721	18.1%
Gross profit	$16,164	$18,181	$(2,017)	(11.1)%
Gross margin	47.7%	54.7%

Nine months ended September 30,
Cost of revenue	$50,035	$39,647	$10,388	26.2%
Gross profit	$48,145	$50,773	$(2,628)	(5.2)%
Gross margin	49.0%	56.2%

Our cost of revenue increased in both the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. Our higher cost of revenue in the current year periods was primarily attributable to higher employee-related, facility and supply procurement costs aggregating $2.8 million and $10.2 million, respectively, in the three and nine months ended September 30, 2022. These higher costs were primarily due to continuing supply chain issues and associated higher shipping costs, coupled with our increased headcount in connection with our recent acquisitions and in-process expansions. These increases in cost and resulting decreases in gross profit resulted in lower gross margins in both current year periods.

Operating Expenses

Our operating expenses are comprised of personnel, marketing and promotion, general and administrative, acquisition-related and other, and bad debt expenses. Our operating expenses for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	2022	2021	$	%
Three months ended September 30,
Personnel	$3,746	$1,481	$2,265	152.9%
Marketing and promotion	1,402	563	839	149.0%
General and administrative	5,097	9,481	(4,384)	(46.2)%
Acquisition-related and other	143	—	143	100.0%
Bad debt	40	36	4	11.1%
	$10,428	$11,561	$(1,133)	(9.8)%

Nine months ended September 30,
Personnel	$10,170	$5,266	$4,904	93.1%
Marketing and promotion	2,854	1,058	1,796	169.8%
General and administrative	16,890	16,934	(44)	(0.3)%
Acquisition-related and other	897	—	897	100.0%
Bad debt	54	1,855	(1,801)	(97.1%)
	$30,865	$25,113	$5,752	22.9%

The increase in our personnel expenses in both the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to the hiring of additional staff to support higher levels of projected revenue from existing operations, as well as from the Kind Acquisition. Personnel costs increased to approximately 11% of revenue in the three months ended September 30, 2022, compared to approximately 5% of revenue in the three months ended September 30, 2021, and approximately 10% of revenue in the nine months ended September 30, 2022, compared to approximately 6% of revenue in the nine months ended September 30, 2021.

The increase in our marketing and promotion expenses in both the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily attributable to our focused efforts to upgrade our marketing initiatives in order to expand branding and distribution of our licensed products. Marketing and promotion costs increased to approximately 4% of revenue in three months ended September 30, 2022, compared to approximately 2% of revenue in the three months ended September 30, 2021, and approximately 3% of revenue in the nine months ended September 30, 2022, compared to approximately 1% of revenue in the nine months ended September 30, 2021.

Our general and administrative expenses decreased by approximately $4 million in the three months ended September 30, 2022 compared to the same prior year period. This decrease was primarily attributable to lower costs in connection with our equity programs in the current year period. Our general and administrative expenses were essentially unchanged in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Acquisition-related and other expenses include those expenses related to acquisitions and other significant transactions that we would otherwise not have incurred, and include professional and services fees, such as legal, audit, consulting, paying agent and other fees. We incurred $0.1 million and $0.9 million of acquisition-related and other expenses in the three and nine months ended September 30, 2022, respectively, primarily related to the Kind Acquisition and the recent listing of our common stock on the Canadian Securities Exchange. We did not record any acquisition-related and other expenses in the three and nine months ended September 30, 2021.

We recorded nominal bad debt expense in both the three and nine months ended September 30, 2022, as well as in the three months ended September 30, 2021. We recorded $1.9 million in the nine months ended September 30, 2021 due to the higher reserve balances that were required in 2021 for aged trade receivable balances.

The increase in operating expenses, as detailed above, is the primary reason for the decrease in our net income for the nine months ended September 30, 2022, as compared to the same period in 2021.

Interest and Other (Expense) Income, Net

Interest expense primarily relates to interest on mortgages and notes payable. Interest income primarily relates to interest receivable in connection with our notes receivable. Other (expense) income, net, includes gains (losses) on changes in the fair value of our investments and other investment-related income (expense).

Our net interest expense was virtually unchanged in the three months ended September 30, 2022 compared to the same prior year period. Our net interest expense decreased $1.4 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Higher interest expense was partially offset by higher interest income in the three months ended September 30, 2022 compared to the same prior year period. The decrease in net interest expense in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was attributable to $0.6 million of higher interest income, coupled with $0.8 million of lower interest expense.

Our net other expense was $0.3 million and $0.2 million in the three months ended September 30, 2022 and 2021, respectively, and was primarily comprised of losses from the changes in the fair value of our investments. The three months ended September 30, 2021 also included a nominal loss on the extinguishment of debt. We recorded net other income of approximately $24,000 in the nine months ended September 30, 2022 and net other expense of $0.6 million in the nine months ended September 30, 2021. The current year-to-date amount is comprised of $1.0 million of non-cash income from the sale of an investment, virtually offset by a $0.9 million loss from the change in fair value of other investments. The prior year amount is comprised of a $0.9 million loss from the change in fair value of our investments and a nominal loss on the extinguishment of debt. These losses were partially offset by a gain of $0.3 million on an asset sale.

Income Tax Provision

We recorded income tax provisions of $7.9 million and $9.0 million in the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of $11.1 million and $29.7 million at September 30, 2022 and December 31, 2021, respectively. In addition to the discussions below of our cash flows from operating, investing, and financing activities included here, please also see our discussion of non-GAAP Adjusted EBITDA in the section “Non-GAAP Measurement” below, which discusses an additional financial measure not defined by GAAP which our management also uses to measure our liquidity.

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

Our operating activities provided $5.6 million and $28.2 million of cash in the nine months ended September 30, 2022 and 2021, respectively. The change in cash from operating activities in the current year period compared to the prior year was primarily attributable to $12.6 million of cash utilized to pay income taxes in the current year period, compared to $0.4 million in the same prior year period, coupled with higher costs and operating expenses arising as we continue to increase and expand our sales activities, facilities and footprint both in the states where we currently operate and into other states.

Cash Flows from Investing Activities

Our investing activities used $23.7 million and $13.4 million of cash in the nine months ended September 30, 2022 and 2021, respectively. The increase in cash usage in the current year period was primarily attributable to $12.7 million of aggregate cash consideration paid for the Kind Acquisition and Green Growth Acquisition in April 2022 and May 2022, respectively.

Cash Flows from Financing Activities

Our financing activities used $0.4 million of cash in the nine months ended September 30, 2022 and provided $7.7 million of cash in the nine months ended September 30, 2021. We paid $2.0 million of cash to redeem the outstanding minority interests in one of our majority-owned subsidiaries in June 2022, made $1.0 million of aggregate principal payments on our outstanding mortgages and notes payable, made $0.2 million of distribution payments and $0.2 million of finance lease principal payments.

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

Based on our current expectations, we believe our current cash and future funding opportunities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at September 30, 2022, and our ability to raise additional cash through financing activities. Our contractual obligations at September 30, 2022 were primarily comprised of our outstanding mortgages and promissory notes, as well as our operating leases. Our mortgage and promissory note obligations totaled approximately $26 million at September 30, 2022, with payments aggregating approximately $500,000 in the remainder of 2022, $3 million in 2023, $2 million in 2024, $3 million in 2025, $1 million in 2026 and $17 million thereafter. Our operating lease obligations totaled approximately $8 million at September 30, 2022, with payments aggregating approximately $300,000 in the remainder of 2022, $1 million in each of the years 2023 through 2026, and $3 million thereafter. We anticipate devoting substantial capital resources to continue our efforts to execute our strategic growth plan as described above.

Non-GAAP Measurement

In addition to the financial information reflected in this report, which is prepared in accordance with GAAP, we are providing a non-GAAP financial measurement of profitability – Adjusted EBITDA – as a supplement to the preceding discussion of our financial results.

Management defines Adjusted EBITDA as net income, determined in accordance with GAAP, excluding the following:
•interest income and interest expense;
•income tax provision;
•depreciation and amortization of property and equipment;
•amortization of acquired intangible assets;
•impairments or write-downs of acquired intangible assets;
•stock-based compensation;
•acquisition-related and other;
•legal settlements;
•other income (expense), net; and
•discontinued operations.

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

Reconciliation of Net Income to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles Net income to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
GAAP Net income	$2,722	$2,123	$8,859	$14,022
Interest expense, net	279	274	551	1,981
Income tax provision	2,484	4,009	7,894	9,026
Depreciation and amortization of property and equipment	917	536	2,469	1,499
Amortization of acquired intangible assets	429	172	854	518
EBITDA (earnings before interest, taxes, depreciation and amortization)	6,831	7,114	20,627	27,046
Stock-based compensation	1,372	5,552	6,396	7,152
Settlement of litigation	—	(266)	—	(266)
Acquisition-related and other	143	—	897	—
Other expense (income), net	251	214	(24)	631
Adjusted EBITDA	$8,597	$12,614	$27,896	$34,563

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2022 (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Other than as described above, there was no change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There has been no material change to the status of the Company’s previously reported legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2022, the Company issued 422,535 restricted common shares with a fair market value of $300,000 to a vendor as payment for services, and on September 8, 2022, the Company issued 108,858 restricted common shares with a fair market value of $61,069 to one of its partners as payment under a royalty agreement.

The issuance of the shares of common stock described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act. A legend restricting the sale, transfer, or other disposition of these securities other than in compliance with the Securities Act was placed on the securities issued in the foregoing transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

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
10.1
Second Amendment to Securities Purchase Agreement, dated August 4, 2022, by and between MariMed Inc. and Hadron Healthcare Master Fund (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on August 9, 2022 with the SEC).

10.2 ***
Form of Third Amendment to Employment Agreement, effective as of September 7, 2022, between MariMed Inc. and Jon R. Levine (incorporated by reference to Exhibit 10.1, filed on September 7, 2022 with the SEC).

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

Date: November 8, 2022

MARIMED INC.

By:	/s/ Susan M. Villare
Susan M. Villare
Chief Financial Officer (Principal Financial Officer)