Form 10-K
period 2022-12-31
MARIMED INC.
filed 2023-03-03
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________
Commission File number 0-54433
MARIMED INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4672745
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
10 Oceana Way
Norwood, MA 02062
(Address of Principal Executive Offices)
781-277-0007
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
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

☐ Large Accelerated Filer	☒ Accelerated Filer
☐ Non-Accelerated Filer	☒ Smaller reporting company
☒ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by heck mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $130.7 million.
At March 1, 2023, the issuer had outstanding 341,476,521 shares of Common Stock, par value $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These statements involve risks and uncertainties, and our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which the Company indicates by words or phrases such as “anticipate,” “expect,” “estimate,” “could,” “should,” “would,” “project,” “predict,” “intend,” “plan,” “will,” “believe,” and similar language, including those set forth in the discussion under “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Annual Report on Form 10-K. The Company bases its forward-looking statements on information currently available to it, and the Company believes that the assumption and expectations reflected in such forward-looking statements are reasonable. The Company assumes no obligation to revise or update any revision to these forward-looking statements, except as required by law Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

Unless expressly indicated or the context requires otherwise, the terms "MariMed", "company", "we", "us", "our", and "Company" in this document refer to MariMed Inc., a Delaware Corporation, and, where appropriate, its subsidiaries.

PART I
Item 1. Business

Company Overview

We are a multi-state cannabis operator in the United States, headquartered in Norwood, Massachusetts, dedicated to improving lives every day through our high-quality products, our actions and our values. We develop, own, and manage seed to sale state-licensed, state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of medicinal and adult-use cannabis. We have created and continue to develop our own brands of premium cannabis flower, concentrates, edibles, and other precision-dosed products utilizing our proprietary strains and formulations. We also license our proprietary brands, along with other top cannabis products, in domestic markets.

Our common stock trades on both the OTCQX and the Canadian Securities Exchange under the ticker symbol MRMD.

Company History

In 2014, we entered the cannabis industry as an advisory and real estate management firm that procured state-issued cannabis licenses on behalf of our clients, developed cannabis facilities that we leased to these newly licensed companies, and provided industry-leading expertise and oversight in all aspects of their cannabis operations.

In 2018, we made the strategic decision to transition from an advisory business to a direct owner and operator of cannabis licenses in high-growth states. Key to this transition was the acquisition and consolidation of our clients for whom we had played a key role in the success of such clients, including securing their cannabis licenses, developing facilities that are models of excellence, funding their operations and providing operational and corporate guidance. We have successfully acquired and integrated certain client businesses in several states and believe that our prior experience in managing these businesses has provided us with the skills and expertise required to manage the continuing growth of these operations.

Throughout our history, we have created our own brands of craft-quality cannabis flower, concentrates, edibles, and other precision-dosed products, which have been award winners and top sellers in multiple states. Applying proprietary cultivation and processing procedures and following the strictest quality standards, our portfolio of brands was developed to fill gaps in the marketplace and meet specific effects desired by today’s cannabis consumer. We invest in ongoing research and development and intend to continue to introduce new and innovative products in the future.

Today, we operate state-of-art, regulatory compliant cannabis cultivation and processing facilities that grow and manufacture our proprietary, high-quality, branded cannabis consumer products. We distribute our products via the wholesale market to hundreds of dispensaries operated by other cannabis license holders. We also operate our own dispensaries, which are recognized for their excellent customer service and product selection. Revenue is generated at these dispensaries through the sales of our own products and those marketed by other cannabis license holders.

We utilize dedicated sales teams to sell our products to wholesale buyers representing the dispensaries operated by other cannabis license holders. Customers at our own dispensaries purchase cannabis for, among other reasons, the relief of pain and stress, promote better sleep and to address other health and wellness needs. We deploy a variety of marketing strategies to drive the sales of our products, including customer loyalty programs, digital advertising, in-store displays, public relations, and more.

We generate additional revenue from licensing, management fees, and real-estate income. For the years ended December 31, 2022 and 2021, these revenues comprised approximately 6% and 11% of our total revenue, respectively. This revenue has declined as we have acquired and consolidated the client businesses that had been paying us licensing, management, and facility rental fees.

Our Strategic Growth Plan

We continue to focus on executing our strategic growth plan, with priority on activities that include the following:

•increasing revenue organically in states where we currently do business by growing our product offerings, bolstering awareness via marketing campaigns, and developing additional assets within those states;
•expanding our footprint into high-growth legal cannabis states through new license applications and/or acquisitions of existing cannabis businesses; and
•increasing revenue by producing and distributing our award-winning brands to qualified strategic partners or by acquiring production and distribution licenses.

Our Competitive Strengths

We believe that our strengths in the following areas provide us with certain competitive advantages and the tools necessary to successfully implement our strategic plans:

Experienced Management

Our management is one of the most experienced and longest tenured in the cannabis industry. Several of our executive team members, including our President and Chief Executive Officer, Chief Operating Officer, and Chief Revenue Officer, have worked in the industry for nearly a decade or more. Our leadership team has achieved considerable success creating and growing businesses in the industry by successfully applying for cannabis licenses, overseeing the development of cannabis operations and facilities, raising capital to purchase and develop facilities, and conducting operations in adherence to regulations established by individual state governments, including all environmental and social governance requirements. Additionally, we have substantially increased the depth and breadth of our executive team with the addition of a new Chief Financial Officer, a new Vice President of Retail Sales, and a new Vice President of Marketing and Research & Development. These new executives have significant experience and expertise and increase the strength of our executive team and the overall company.

Craft Cannabis at Scale

We own an expansive library of world-class genetics and utilize a hands-on “craft cultivation” approach, blended with the latest technologies, to grow high-quality cannabis flower and create premium infused cannabis products. Every one of our plants is individually cared for by our trained staff and grown in dedicated rooms featuring customized HVAC, lighting, and nutrients that are designed for growing particular flower strains consistently. Our proprietary approach to cultivation, curing, and processing has enabled us to sell our products at higher price points than most wholesale competitors.

Exceptional Retail Customer Service

We believe today’s cannabis consumer seeks a shopping experience that is comfortable, educational, and easy. Our dispensaries are models of excellence in this regard. We carefully curate a menu of the highest quality brands and products, and merchandise them in beautifully designed, upscale environments. We invest in budtender and retail personnel training, as well as product programming displayed on in-store monitors to help deliver exceptional customer service throughout the shopping experience. In Massachusetts, we complement our in-store operations with a home delivery option. We intend to do the same in other markets once permitted by state regulations.

Technological and Scientific Innovation

We are diligent in identifying and reviewing the latest science and processes applicable to the cultivation, distillation, production, packaging, securing, and distribution of cannabis and cannabis-infused products. We have obtained the highest quality cannabis strains and genetics. We utilize proven consumer products goods (“CPG”) research and development methodologies and proprietary processing techniques to create innovative products that fill gaps in the marketplace and ensure consistency from market to market.

Portfolio of Proprietary, Premium Brands

We have developed unique, premium brands of precision-dosed, cannabis-infused products, which are currently distributed in cannabis-legal states. Our products are available in the most popular consumption formats, including whole flower, pre-rolled flower, vape cartridges, concentrates, and edibles. We intend to continue expanding our brand portfolio to meet the effects that today’s cannabis consumers seek.

Our portfolio includes several award-winning brands that are among the top sellers in markets where they are available. They include:

•Nature’s Heritage, a premium brand of cannabis flower and concentrates;
•Betty’s Eddies, cannabis-, supplement-, and nutrient-infused fruit chews that deliver better sleep, pain relief, stress relief, and more. The Betty’s Eddies line also includes a limited collection of cannabis infused ice creams created in partnership with ice cream brand Emack & Bolio’s®;
•Bubby’s Baked, soft and chewy baked goods and a hot chocolate mix;

•Vibations: High + Energy, a cannabis-infused energy powder drink mix for discrete, on-the-go consumption;
•Kalm Fusion and K Fusion, chewable cannabis-infused mint tablets; and
•InHouse, a value-priced brand of flower, vapes, and edibles.

Current and Pending Operations

During the past several years, we have invested in our own operating facilities, applied for and secured new licenses, and acquired new assets to strengthen and expand our brand portfolio and our retail and wholesale networks. We currently hold a total of 20 cannabis licenses in six states. We believe our investment and expansion initiatives will enable us to capture additional market share and provide us with a stronger presence in the states where we conduct business.

We believe that operating as a fully vertical, seed-to-sale cannabis company provides us the greatest opportunity to maximize revenue and profits in each state where we operate. To date, we are fully vertical through businesses either owned or managed by us in Maryland, Massachusetts, and Delaware. We plan to be fully vertical in Illinois with the opening of a new cultivation and processing facility in 2023.

Our current and pending operations are as follows:

Massachusetts

Massachusetts operates both adult-use and medical cannabis programs. According to the Massachusetts Cannabis Control Commission (the "CCC"), the state’s cannabis market was expected to total over $1.8 billion in sales in 2022, a number that is expected to increase to $2.6 billion by 2025 (source: MJ Biz Factbook).

We operate a 10,000 square foot Panacea Wellness-branded dispensary in Middleborough and a 70,000 square foot cultivation and production facility in New Bedford.

We intend to expand our New Bedford facility to increase our production capacity to meet the high demand for our products. Our Nature’s Heritage flower and concentrates brand, for example, is the #1-selling brand in the state, and we regularly sell all of our available inventory.

We hope to commence adult-use operations of our new dispensary in Beverly, on Boston’s north shore, during the first half of 2023. This dispensary was the result of a 2022 asset purchase. In February 2023, we announced our intention to acquire the operating assets of Ermont, Inc. ("Ermont"), a medical-licensed vertical cannabis operator, located in Quincy, MA. This acquisition, which is subject to approval by the CCC, will provide us with our third dispensary in Massachusetts, substantially completing our buildout to the maximum allowable by state regulations. We also intend to apply for an adult-use license for this dispensary.

Once fully operational, we expect our retail stores will be easily accessible to all cannabis consumers in eastern Massachusetts. Additionally, we intend to offer home delivery as the result of an early 2023 acquisition (see Recent Developments below).

Illinois

Illinois operates both adult-use and medical cannabis programs. According to the Illinois Department of Financial and Professional Regulation, the state reported $1.8 billion in total legal cannabis sales in 2021, which was up more than 100% compared to 2020, when adult-use cannabis was first legalized in the state. With a population of nearly 13 million, Illinois is one of the largest, fastest-growing cannabis markets in the U.S.

We operate four Thrive-branded dispensaries in the state, including an adult-use dispensary in Metropolis, near the Kentucky border; an adult-use dispensary in Mt. Vernon; and dispensaries in Anna and Harrisburg that each serve both medical and adult-use customers. These four locations provide easy access for most residents in Southern Illinois and surrounding states, including Missouri, Kentucky, Indiana and Tennessee. Our fifth dispensary, located in Casey near the Indiana border, is projected to open in 2023, the result of an August 2022 acquisition.

In May 2022, we took an important step toward becoming fully vertical in Illinois when we completed the acquisition of a craft cultivation” wholesale license. We subsequently acquired a 40,000-square foot building in Mt. Vernon that will house a cultivation and processing facility. We intend to sell our award-winning branded products throughout the state when the facility commences operations, which we expect to occur in 2023, and grow, produce, and wholesale our branded products throughout the state beginning in 2024.

Maryland

We became fully vertical in Maryland in 2022. First, we completed the acquisition and consolidation of our client, Kind Therapeutics USA Inc. (“Kind”), in April 2022. The acquired cultivation, production, and wholesale business sells our premium branded cannabis flower, concentrates, vapes, and edibles from a 180,000-square foot facility in Hagerstown. That business was subsequently augmented by the opening of our Panacea Wellness-branded medical dispensary in Annapolis, which commenced operations in October 2022.

Maryland operates a successful medical cannabis program, which will expand to include adult-use sales in 2023 following a November 2022 ballot referendum. According to the Maryland Medical Cannabis Commission, the state generated more than $511 million in medical cannabis sales in 2022, with nearly 150,000 registered medical cannabis patients. With a population of 6.2 million, Maryland’s cannabis program has some of the highest rates of registered medical consumers, incidence use and spending, on a per capita basis, among all legal medical cannabis programs in the U.S.

Delaware

Delaware’s medical cannabis program has grown to over 20,000 licensed patients, according to the Delaware Department of Health and Social Services. The program generated approximately $37 million in sales in 2022, according to third-party industry data.

We provide comprehensive management and real estate services to First State Compassion Center (“FSCC”), our longstanding client in Delaware. We were instrumental in helping FSCC obtain Delaware’s first ever seed to sale medical cannabis license.2014. Today, FSCC operates under two of only eleven cannabis licenses in the state.

We developed and currently lease to FSCC a number of facilities in the state, including:

•a 47,000-square foot cultivation facility and dispensary in Wilmington;
•an 8,000-square foot production kitchen, also located in Wilmington, that opened in 2022;
•a 100,000-square foot cultivation facility in Milford that commenced operations in 2022; and
•a 4,000-square foot dispensary in Lewes.

FSCC began licensing and distributing a selection of our top-selling edibles brands in the state in 2022.

Missouri

Missouri operates a successful medical cannabis program, which expanded to include adult-use sales in February 2023 following a November 2022 ballot referendum. According to the Missouri Department of Health and Senior Services (“DHSS”), $210 million in cannabis sales were generated during 2021, the first full year of the state’s medical cannabis program. With a population of more than six million, Missouri’s medical cannabis program has more than 160,000 registered medical cannabis patients. First-year adult-use sales are expected to reach $550 million, according to MJBizDaily estimates.

As the result of a management contract we announced in September 2022, we expect to distribute our award-winning portfolio of cannabis-infused edibles in Missouri beginning mid-2023, which we plan to produce at a new production kitchen near Kansas City that we are developing and intend to manage. In addition, we have entered into an agreement to obtain the license of a Missouri wholesaler and cultivator, contingent upon obtaining all requisite approvals from the State of Missouri, which we expect to occur in 2023.

Ohio

Ohio operates a successful medical cannabis program, with more than 159,000 actively registered patients in a state with a population of nearly 12 million. According to the Ohio Department of Commerce, 2022 medical cannabis sales were approximately $479 million.

As the result of being awarded a provisional dispensary license by the Ohio Board of Pharmacy in May 2022, we expect to commence operations of a new dispensary in Tiffin, located south of Toledo and home to Tiffin University, in 2023.

Recent Developments

We have had several recent developments that we believe are critical to the implementation of our strategic growth plan:

•On January 17, 2023, we announced that two executives had joined the Company to help drive retail and wholesale revenue and product innovations: Matt Truppo joined us as Vice President of Retail Sales and Jay O’Malley joined us as Vice President of Marketing and Research & Development.

•On January 24, 2023, we entered into a Loan and Security Agreement (the “Credit Agreement”) with Chicago Atlantic Admin, LLC as administrative agent for the lenders. Proceeds from the Credit Agreement are designated to complete the build-out of a new cultivation and processing facility in Illinois, complete the buildout of a new processing kitchen in Missouri, expand existing cultivation and processing facilities in Massachusetts and Maryland, fund certain capital expenditures, and to repay in full the Kind Therapeutics seller notes incurred in connection with the Kind acquisition in April 2022. The remaining balance, if any, is expected to be used to fund acquisitions, including, among others, the acquisitions in Quincy, MA;, Casey, IL; and Tiffin, OH.

•On February 21, 2023, we announced our intention to acquire the operating assets of Ermont in Quincy, MA, as previously described.

Competition

In the markets where we currently operate, we compete against other fully vertical multi-state operators (“MSOs”). We believe that our experience in building our business organically from the ground up is a key factor that differentiates us from the majority of other MSOs. We successfully developed and managed our clients' businesses, which we subsequently acquired and consolidated, created our own brands and branded products, and have retained the core management team since inception. While other MSOs have raised significantly more capital, they have generally acquired licensed businesses from sellers with whom they had no prior direct operating relationship. We believe our approach is significantly more cost-efficient, carries less risks, and results in a more seamless integration of processes, personnel, operating philosophies, and culture.

In addition to MSOs, we face competition from companies of varying sizes and geographic reach. Some, called Single State Operators, are fully vertical in just one state, others focus solely on producing and selling similar products and others solely operate dispensaries and sell the goods of other businesses. Some of our competitors that create and sell their own products are able to produce products that are on par with those we offer. We believe that by utilizing our own best practices and operational expertise, we are able to produce premium cannabis products at one of the lowest cost structures in the industry, which enables us to remain competitive in our markets. However, our sales could decline significantly if our competitors develop and market products that are more effective, more convenient, or less expensive than our products.

As cannabis products become more mainstream and gain greater acceptance, it is likely that larger and more established companies with greater available resources, including name recognition and national distribution networks, will enter the market. However, we believe that there are many barriers to entry, and to duplicate our licenses, knowledge, and facilities would be costly and time-consuming. We have upgraded our marketing efforts to expand branding and distribution, as well as implemented home delivery, where permissible, and other business strategies developed by more conventional industries. As a result, we have had success in increasing both the number of retail transactions and the average amount of sales underlying those transactions. We have also developed a loyal customer base at our retail locations and improved product visibility and sales of our proprietary portfolio of cannabis products.

Intellectual Property

We own registered trademarks for Betty’s Eddies, Kalm Fusion, Mari Melts and Nature’s Heritage, and have filed to register the Bubby’s Baked and Vibations: High + Energy trademarks with the U.S. Patent and Trademark Office.

Our proprietary processing and manufacturing techniques and technologies, while not patented, are kept strictly confidential. We enter into and enforce confidentiality agreements with key employees and consultants to protect our intellectual property, trade secrets, and general know-how.

Our Employees

As of December 31, 2022, we had a total of 681 employees, of which 592 were full-time.

Website Access to Company Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.marimedinc.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or as filed with the Canadian securities regulatory authorities on the SEDAR website.

In addition, copies of our annual report will be made available, free of charge, on written request.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and they should be carefully considered. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the U.S. Securities and Exchange Commission (“SEC”). Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to the Industry in Which We Operate

Cannabis remains illegal under U.S. federal law.

In the United States, cannabis is largely regulated at the state level. Each state in which we operate or that we are currently proposing to operate authorizes, as applicable, medical and/or adult use cannabis production and distribution by licensed or registered entities. Many other states have legalized cannabis in some form. However, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia are illegal, and any such acts are criminalized under the Controlled Substances Act, as amended, which we refer to as the “CSA.” Cannabis remains illegal under U.S. federal law and is considered a Schedule I controlled substance under the CSA. As a result, cannabis is deemed to have a high potential for abuse and is not approved or accepted for medical use.

The concepts of “medical cannabis,” “retail cannabis” and “adult-use cannabis” do not exist under U.S. federal law. While we believe that our business activities are compliant with applicable state and local laws, strict compliance with state and local cannabis laws would not provide a defense to any federal proceeding that may be brought against us. The enforcement of applicable U.S. federal laws poses a significant risk to us.

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, or settlements arising from civil proceedings conducted either by the U.S. federal government or private citizens. We may also be subject to criminal charges under the CSA and, if convicted, could face a variety of penalties including, but not limited to, disgorgement of profits, cessation of business activities, or divestiture. Any of these penalties could have a material adverse effect on our reputation and ability to conduct our business, our holding (directly or indirectly) of medical and adult-use cannabis licenses in the United States; our financial position; operating results; profitability; liquidity; or the market price of our publicly-traded shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation, settlement, or trial of any such proceedings or charges, and such time or resources could be substantial.

The cannabis industry is relatively new.

We are operating in a relatively new industry and in a new market. We not only are subject to general business risks, but we must also build brand awareness in this industry and market share through significant investments in our strategy, production capacity, quality assurance, and compliance with regulations. Research in Canada, the United States and internationally regarding the medical benefits, viability, safety, efficacy, and dosing of cannabis or isolated cannabinoids (such as cannabidiol, or “CBD,” and tetrahydrocannabinol, or “THC”) remains in early stages. Few clinical trials on the benefits of cannabis or isolated cannabinoids have been conducted. Although we believe that the articles, reports and studies support our beliefs regarding the medical benefits, viability, safety, efficacy, and dosing of cannabis, future research and clinical trials may result in opposing conclusions to statements contained in articles, reports, and studies currently favored or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, or other facts and perceptions related medical cannabis, which could adversely affect social acceptance of cannabis and/or the demand for our products and dispensary services.

Accordingly, there is no assurance that the cannabis industry and the market for medicinal and/or adult-use cannabis will continue to exist and grow as currently anticipated or function and evolve in a manner consistent with our expectations and assumptions. Any event or circumstance that adversely affects the cannabis industry, such as the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets, could have a material adverse effect on our business, financial condition, and results of operations.

Regulation of cannabis in the United States is uncertain.

Our activities are subject to regulation by various state and local government authorities. Our business objectives are contingent upon, in part, compliance with regulatory requirements enacted by these governmental authorities and obtaining all regulatory approvals necessary for operation of our production and dispensary facilities and the sale of our products in the jurisdictions in which we operate. Any delays in obtaining or failure to obtain necessary regulatory approvals would significantly delay our development of markets and products, which could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, while we believe that our operations are currently carried out in accordance with all applicable state and local rules and regulations, new rules and regulations could be enacted or existing rules and regulations may be applied in a manner that could limit or curtail our ability to distribute or produce cannabis and cannabis products. Amendments to current laws and regulations governing the importation, distribution transportation and/or production of cannabis and cannabis products, or more stringent implementation thereof could have an adverse impact on us.

The re-classification of cannabis or changes in U.S. controlled substance laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.

If cannabis is re-classified as a Schedule II or lower controlled substance under the CSA, the ability to conduct research on the medical benefits of cannabis would most likely be more accessible. However, if cannabis is re-categorized as a Schedule II or lower controlled substance, the resulting re-classification would result in the need for approval by the U.S. Food and Drug Administration, or “FDA,” if medical claims are made about our medical cannabis products. Moreover, any such reclassification could result in a significant degree of regulation relating to the manufacture, importation, exportation, domestic distribution, storage, sale, and use of such products by the U.S. Drug Enforcement Administration, or the “DEA.” If so, we may be required to be registered to perform these activities and have the security, control, recordkeeping, reporting, and inventory mechanisms required by the DEA to prevent drug loss and diversion. Obtaining the necessary registrations may result in the delay in the manufacturing or distribution of our products. The DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance could have a material adverse effect on our business, financial condition, and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend, or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

Potential regulation by the DEA could have a material adverse effect on our business, financial condition, and results of operations.

If the U.S. federal government legalizes cannabis, it is possible that the FDA would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Moreover, the FDA may issue rules and regulations, including good manufacturing practices related to the growth, cultivation, harvesting, and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety of our medical cannabis products. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the agency and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact on the cannabis industry is uncertain and could include the imposition of new costs, requirements, and prohibitions. If we are unable to comply with the regulations and/or registration as required by the FDA, it may have an adverse effect on our business, operating results, and financial condition.

As a cannabis business, we are subject to certain tax provisions that have a material adverse effect on our business, financial condition, and results of operations.

Under Section 280E of the U.S. Internal Revenue Code of 1986, or the “IRC,” “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities that comprise such trade or business) consists of trafficking in controlled substances within the meaning of Schedule I and II of the Controlled Substances Act, which is prohibited by federal law or the law of any state in which such trade or business is conducted,” This provision has been applied by the U.S. Internal Revenue Service, or the “IRS,” to

cannabis operations, prohibiting them from deducting expenses directly associated with cannabis businesses. Section 280E may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations. Section 280E and related IRS enforcement activity has had a significant impact on the operations of cannabis companies. Accordingly, an otherwise profitable business may, in fact, operate at a loss, after taking into account its U.S. income tax expenses.

Risks Related to Our Current Operations and Our Expansion Plan

Our future growth is dependent on additional states legalizing cannabis.

Continued development of the cannabis market and our opportunities to expand into new markets is dependent upon continued legislative authorization of cannabis at the state and local level for medical and adult recreational use of cannabis. Any number of factors could slow or halt the growth of the cannabis market. Additionally, progress, while encouraging, is not assured and the process to authorize the sale of cannabis at the state and local levels normally encounters set-backs before achieving success, if at all. While there may be ample public support for legislative proposal to legalize the sale of cannabis on a state level, key support must be created in the legislative process. Any one of these factors could slow or halt the progress and adoption of cannabis for medical and/or recreational purposes, which would limit the market for our products and negatively impact our ability to expand into new markets.

Our consolidation plan and growth strategy are subject to regulatory hurdles.

Our strategy to expand our footprint into additional legal cannabis states through new applications and acquisitions of existing cannabis businesses is subject, in each respective jurisdiction, to the approval of a new license application or license transfer application. Such approvals are subject to numerous delays and uncertainties based upon administrative and legislative changes in what are typically, in light of the recent cannabis legalization status in most jurisdictions, new and untested rules and regulations. There is little interpretative guidance on how states will apply their respective licensing regulations and limited control over when an application will be acted upon. As a result, there is no assurance that our expansion plan will not be frustrated by regulatory delays, and no assurance that any license application or transfer application will be approved.

We face increasing competition that may materially and adversely affect our business, financial condition and results of operations.

We face competition from companies that may have greater capitalization, access to public equity markets, more experienced management or more maturity as a business. The vast majority of both manufacturing and retail competitors in the cannabis market consists of localized businesses (those doing business in a single state) as well as multistate operators, with which we compete directly. Aside from this direct competition, out-of-state operators that are capitalized well enough to enter markets through acquisitions are also part of the competitive landscape. As we plan to grow our business, operators in future state markets will inevitably become direct competitors. We are likely to continue to face increasing and intense competition from these companies. Moreover, acquisitions and other consolidating transactions could harm us in a number of way, including losing customers, revenue and market share, or forcing us to expend greater resources to meet new or additional competitive threats all of which could harm our operating results. Increased competition by larger and better financed competitors could materially and adversely impact our business, financial condition and results of operations. Such competition could also intensify and place downward pressure on retail prices of our products and services, which could negatively impact our profitability.

If the number of users of adult-use and medical marijuana in the U.S. increases, the demand for products will increase. As a result, we believe that competition could become more intense as current and future competitors begin to offer an increasing number of diversified products to respond to such increased demand. To remain competitive, we will need to continue to invest in research and development, marketing, sales, and client support. We may not have sufficient resources to maintain sufficient levels of investment in these areas to remain competitive, which could materially and adversely affect our business, financial condition, and results of operations.

We are subject to limits on our ability to own the licenses necessary to operate our business, which could adversely affect our ability to grow our business and market share in certain states.

In certain states, the cannabis laws and regulations limit both the number of cannabis licenses issued as well as the number of cannabis licenses that one person or entity may own in that state. Such limitations on the acquisition of ownership of additional licenses within certain states may limit our ability to grow organically or to increase market share in such states.

We may not be able to obtain or maintain necessary permits and authorizations.

We may not be able to maintain the necessary licenses, permits, certificates, authorizations, or accreditations to operate our businesses, or may only be able to do so at great cost. Additionally, we may not be able to comply fully with the wide variety of laws and regulations applicable to the cannabis industry. Failure to comply with or to obtain the necessary licenses, permits, certificates, authorizations, or accreditations could result in restrictions on our ability to operate in the cannabis industry, which could have a material adverse effect on our business, financial condition or results of operations.

We may have difficulty accessing the service of banks, which may make it difficult for us to operate in certain markets.

As discussed above, the use of cannabis is illegal under U.S. federal law. Therefore, there are banks that will not accept for deposit funds from the sale of cannabis and may choose not to do business with the us. While there is pending legislation in the United States Senate that will allow banks to transact business with state-authorized medical cannabis businesses, there can be no assurance his legislation will be successful, that banks will decide to do business with medical cannabis retailers, or that in the absence of legislation state and federal banking regulators will not create issues on banks handling funds generated from an activity that is illegal under federal law. Notwithstanding, we have been able to secure state-chartered banks that are in compliance with federal law and provide certain banking services to companies in the cannabis industry. Our inability to open accounts in our target market and otherwise use the service of banks may make it difficult for us to operate in those markets.

We may be subject to constraints on and differences in marketing our products under varying state laws.

Certain of the states in which we operate have enacted strict regulations regarding marketing and sales activities on cannabis products. There may be restrictions on sales and marketing activities imposed by government regulatory bodies that could hinder the development of our business and operating results. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging, and labeling regulations also vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased pricing of our products, our sales and operating results could be adversely affected.

We face risks relating to our products.

We are committed and expect to continue to commit significant resources and capital to develop and market existing products and new products. These products are relatively untested in the marketplace, and we cannot assure stockholders and investors that we will achieve market acceptance for these products, or other new products that we may offer in the future will gain acceptance. These existing and new products may be subject to significant competition with offerings by new and existing competitors in the industry. The failure to successfully develop, manage, and market new products could seriously harm our business, prospects, revenue, results of operation and financial condition.

We may be unable to obtain adequate insurance coverage.

We have insurance coverage with respect to workers’ compensation, general liability, directors’ and officers’ liability, fire and other similar policies customarily obtained for businesses to the extent commercially appropriate. Nevertheless, since we are engaged in and operate within the cannabis industry, there are exclusions and additional difficulties and complexities associated with our insurance coverage that could cause us to suffer uninsured losses, which would then adversely affect our business, results of operations, and profitability. There is no assurance that we will be able to obtain insurance coverage at a reasonable cost or fully utilize such insurance coverage, if necessary.

It may be difficult to evaluate us based on our past performance because we are transitioning our business into that of an owner of cannabis licenses and an operator of cannabis operations.

We have been actively engaged in the cannabis industry as an MSO for a relatively short period of time and, accordingly, have only limited financial results on which it can be evaluated. In addition, the components of our revenue and costs are changing as we continue to move away from a fee-based-only business to a multi-state seed-to-sale operation. We are subject to, and must be successful in addressing, the risks typically encountered by companies operating in the rapidly evolving cannabis marketplace, including those risks relating to:
•the failure to develop brand name recognition and reputation;
•the failure to achieve market acceptance of our products;
•a slowdown in general consumer acceptance of legalized cannabis; and
•an inability to grow and adapt our business to evolving consumer demand.

Our medical marijuana business may be impacted by consumer perception of the cannabis industry, which we cannot control or predict.

We believe that the medical marijuana industry is highly dependent upon consumer perception regarding the safety, efficacy, and quality of medical marijuana distributed to those consumers. Consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media, and other publicity regarding the consumption of medical marijuana products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research or publicity will be favorable to the medical marijuana market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that perceived as less favorable than, or that question, earlier research reports, findings, or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows.

We face inherent risks of product liability claims if anyone is harmed by the use of our products.

Our products are designed to be ingested by humans and are produced for sale directly to end consumers. As a result, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if the products are alleged to have caused or cause any significant loss or injury. In addition, the production and sale of our products involve risk of injury to end users due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human or animal consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products cause injury or illness, include inadequate instructions for use, or include inadequate warnings concerning possible side effects or interactions with other substances. While we have product liability insurance coverage and works with third party providers to ensure they do as well, a product liability claim or regulatory action against us, whether or not successful, could result in materially increases costs, adversely affect our reputation with our clients and consumers generally, and/or exceed our insurance coverage. Any of these scenarios could have a material adverse effect on our business and operational results.

Product recalls could result in a material and adverse impact on our business, financial condition, and results of operations.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety, and inadequate or inaccurate labelling disclosure. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant number of sales and we may not be able to replace those sales at an acceptable margin or at all. Additionally, a product recall may require significant management attention. Although we comply with all state mandated requirements for the testing of our products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action, or lawsuits. Moreover, if one of our top brands was subject to a recall, the image of such brand and that of our company generally could be harmed. Any recall could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition. Product recalls may also lead to increased scrutiny of our operations by regulatory agencies, which would then require further management attention and potential legal fees and other expenses.

We are subject to risks related to growing an agricultural product.

Our business involves the growing of cannabis, an agricultural product. Such business is subject to the risks inherent in the agricultural business, such as loss due to infestation by insects, plant diseases, or similar agricultural risks. While all of our cannabis plants are grown indoors, there can be no assurance that natural elements will not have a material adverse effect on our future production.

Our business is subject to compliance with environmental regulations, which can be onerous and costly.

Our operations are subject to environmental regulation in the various jurisdictions in which it operates. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation, and also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for affected companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our operations.

In the event we require additional financing and access to capital, the covenants and restrictions in our existing debt agreement may limit our options.

Our ability to raise additional capital and finance our expansion plan will be subject to contractual restrictions in instruments governing our indebtedness, including the Loan and Security Agreement between us, our subsidiaries, lenders from time-to-time party thereto, and Chicago Atlantic Admin, LLC, dated January 24, 2023. The contractual restrictions in the instrument governing such loan include restrictive covenants that limit our discretion with respect to certain business matters. These covenants place restrictions on, among other things, our ability to create liens or other encumbrances, to pay distributions, or to make certain other payments, and to sell or otherwise dispose of certain assets. A failure to comply with such obligations could result in a default, which, if not cured or waived, could permit acceleration of the relevant indebtedness. These restrictions could impair our ability to obtain additional financing for working capital, capital expenditures, or acquisitions; and all or part of our cash flow from operations may be dedicated to the payment of the principal of, and interest on, our indebtedness, thereby reducing funds available for operations. These factors may adversely affect our cash flow. If we are unable to satisfy our debt obligations due to insufficient cash flow or if we cannot refinance our indebtedness on commercially reasonable terms or at all, then our business, results of operations, and financial condition could be materially adversely affected.

Anti-Money Laundering Laws in the U.S. may limit access to funds from banks and other financial institutions.

In February 2014, the Financial Crimes Enforcement Network, or “FinCEN,” bureau of the U.S. Treasury Department issued guidance, which is not law, with respect to financial institutions providing banking services to cannabis businesses, including burdensome due diligence expectations and reporting requirements. While the guidance advised prosecutors not to focus their enforcement efforts on banks or other financial institutions that serve marijuana-related businesses, so long as they meet certain conditions, this guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the U.S. Department of Justice, or the “DOJ,” FinCEN, or other federal regulators. As a result of this guidance and the fact that such guidance may be amended or revoked at any time, most banks and other financial institutions have not been willing to provide banking services to cannabis-related businesses. Additionally, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. Accordingly, we may have only limited access to banking or other financial services in the U.S. and may have to rely solely upon state-chartered banks. If we are unable or limited in our ability to open or maintain bank accounts, obtain other banking services, or accept credit card and debit card payments, it may be difficult for us to operate and conduct our business as planned. While we are actively pursuing alternatives that ensure our operations will continue to be compliant with the FinCEN guidance, including requirements related to disclosures about cash management and U.S. federal tax reporting, we may not be able to meet all applicable requirements.

We are highly dependent upon certain key personnel.

The success of the Company’s business is currently dependent, in large part, on key managerial personnel, including Messrs. Jon R. Levine and Timothy Shaw, the Company’s chief executive officer and chief operating officer, respectively. Moreover, our anticipated growth may require additional expertise and the addition of new qualified personnel. Qualified individuals within the cannabis industry are in high demand and we may incur significant costs to attract and retain qualified managerial personnel, or be unable to attract or retain personnel necessary to operate or expand our business. The loss of the services of existing personnel or our failure to recruit additional key managerial personnel in a timely manner, or at all, could have a material adverse effect on our business and our ability to manage day-to-day operations, attract collaboration partners, attract and retain other employees, and generate revenues. Any inability to attract and retain qualified management and other key personnel could have a material adverse effect on the Company’s ability to grow its business and operations.

Our business is subject to potential risks related to, and arising from, acquiring companies or technologies.

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers and other constituents within the cannabis industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. In addition, we may not realize the expected benefits from completed acquisitions.

The risks we face in connection with acquisitions include:

•Diversion of management time and focus from operating our business to addressing acquisition integration challenges; Coordination of research and development and sales and marketing functions;
•Retention of employees from the acquired company;
•Cultural challenges associated with integrating employees from the acquired company into our organization;
•Integration of the acquired company’s accounting, management information, human resources, and other administrative systems;
•The need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures, and policies;
•Potential write-offs of intangible assets or other assets acquired in transactions that may have an adverse effect on our operating results in a given period;
•Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and
•Litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former stockholders, or other third parties.

Our failure to address these risks or other problems encountered in connection with any future acquisitions or investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in the incurrence of debt, contingent liabilities, amortization expenses, or the impairment of goodwill, any of which could harm our financial condition.

Risks Related to Our Common Stock

The market for our common stock may be limited for holders of our securities who live in the U.S.

Given the heightened risk profile associated with cannabis in the U.S., capital market participants may be unwilling to assist with the settlement of trades for U.S. resident securityholders of companies with operations in the U.S. cannabis industry, which may prohibit or significantly impair the ability of securityholders in the U.S. to trade our securities. In the event residents of the U.S. are unable to settle trades of our securities, this may affect the pricing of such securities in the market, the transparency and availability of trading prices and the liquidity of these securities.

Possible issuances of our capital stock would cause dilution to our existing stockholders.

At December 31, 2022 we had 341.5 million shares of common stock outstanding and are authorized to issue up to 700 million shares. Therefore, we are still authorized to issue a substantial number of additional shares of common stock without obtaining shareholder approval. In addition, we currently have outstanding 4.9 million shares of Series B preferred stock (which convert on a one-for-one basis into shares of our common stock) and 6.2 million shares of Series C preferred stock (which convert on a five-for-one basis into shares of our common stock). Our Board of Directors is authorized to issue up to a total of 50 million shares of preferred stock (including the previously issued shares) with terms it designates without any further shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise or issue additional shares of preferred stock, current stockholders could find their holdings substantially diluted, which means they would own a smaller percentage of our company.

The exercise or conversion of outstanding warrants and options into common stock will dilute the percentage ownership of our other stockholders. Additionally, the sale of such common stock or other common stock in the open market could adversely affect the market price of our common stock.

As of December 31, 2022, there were potentially dilutive securities convertible into shares of common stock comprised of stock options convertible into 36,504,673 shares of common stock; warrants convertible into 22,855,540 shares of common stock; shares of Series B preferred stock convertible into 4,908,333 shares of common stock; shares of Series C preferred stock convertible into 31,081,080 shares of common stock; and restricted stock units convertible into 1,599,999 shares of common stock. Additional convertible securities will likely be granted to our officers, directors, employees, or consultants as part of their compensation and such convertible securities will likely be issued in connection with financings. The exercise of outstanding stock options and warrants and the conversion of our notes and debentures will dilute the percentage ownership of our other stockholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the private or public markets could adversely affect the prevailing market price of our common stock.

The market price of our common stock has been historically volatile and could continue to be volatile.

The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of the common stock to fluctuate include:

•the public’s reaction to our press releases, announcements and filings with regulatory authorities and those of our competitors;
•fluctuations in broader stock market prices and volumes;
•changes in market valuations of similar companies;
•investor perception of us, our prospects or the cannabis industry in general;
•additions or departures of key personnel;
•commencement of, or involvement, in litigation;
•changes in the regulatory landscape applicable to us, any dietary supplements, and/or the cannabis and hemp industries;
•media reports, publications or public statements relating to, or public perceptions of, the regulatory landscape applicable to us, the cannabis and/or the hemp industries, whether accurate or not;
•announcements by us or our competitors of strategic alliances, significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;
•variations in our quarterly results of operations or cash flows or those of other comparable companies;
•revenues and operating results failing to meet the expectations of securities analysts or investors in a particular period;
•changes in our pricing policies or the pricing policies of our competitors;
•future issuances and sales of our common stock;
•sales of our common stock by members of our Board of Directors or members of our management team;
•third party disclosure of significant short positions;
•demand for and trading volume of our common stock;
•changes in securities analysts’ recommendations and their estimates of our financial performance;
•short-term fluctuation in stock price caused by changes in general conditions in the domestic and worldwide economies or financial markets; and
•the other risk factors described in this section or other sections of this Annual Report on Form 10-K.

The realization of any of these risks and other factors beyond our control could cause the market price of our common stock to decline significantly.

In addition, broad market and industry factors may harm the market price of our common stock. Accordingly, the price of the common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce the price of our common stock, regardless of our operating performance. In the past, following a significant decline in the market price of a company’s securities, there have been instances of securities class action litigation having been instituted against that company. If we were involved in any similar litigation, it could incur substantial costs and significant efforts of our management could be diverted, which in turn could harm our business, operating results and financial condition.

We are an “emerging growth company” and will be able to take advantage of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion; (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding fiscal year period. We expect to take advantage of these reporting exemptions described above until we are no longer an emerging growth company. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies.

We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find that our common stock is less attractive as a result of any choices to reduce future disclosures, there may be a less active trading market for our common stock and the price of our stock may be more volatile.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

We are subject to various SEC reporting and other regulatory requirements. We have incurred, and will continue to incur, expenses and, to a lesser extent, diversion of management of our management’s time in our effects to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal control over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently owns and leases the following properties throughout the United States.

Wilmington, Delaware

The Company owns a 45,070 square foot facility on 2.25 acres within a fenced-in business park, which it purchased in September 2016 and developed into a cannabis cultivation, processing, and dispensary facility. The property is secured under a mortgage with the Bank of New England that matures in 2031. The facility is leased to the Company’s Delaware cannabis-licensed client under a 20-year lease expiring in 2035.

The Company also leases a 12,000 square foot cannabis production facility with offices which is subleased to its Delaware cannabis-licensed client. The sublease expires in January 2026 and contains an option to negotiate an extension at the end of the lease term.

Lewes, Delaware

The Company leases 4,000 square feet of retail space in a multi-use building. This lease commenced in October 2016, and in 2021 the term was extended through April 2027. The Company built out the space into a cannabis dispensary, which is subleased under a coterminous sublease to its Delaware cannabis-licensed client.

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

Anna, Illinois

The Company owns and operates a 3,400 square foot free-standing cannabis dispensary that is secured under a mortgage with DuQuoin State Bank maturing in May 2023, provided it is not annually renewed by the bank, which the bank has done every year since inception of this mortgage (the “DSQ Mortgage”).

Harrisburg, Illinois

The Company owns and operates a 3,400 square foot free-standing cannabis dispensary, also secured under the DSQ Mortgage.

Mt. Vernon, Illinois

The Company owns and operates a 4,800 square foot free-standing cannabis dispensary that is secured under a mortgage with South Porte Bank that matures in June 2023.

The Company also owns and operates a 32,960 square foot grown and production facility. The premises are secured under a mortgage with DuQuoin State Bank that matures in 2042.

Metropolis, Illinois

In late 2020, the Company entered into a lease agreement for a 14,000 square foot free-standing retail building. The Company developed the premises into a state-approved adult-use cannabis dispensary in early 2021, and commenced selling operations in May 2021. The premises were purchased by the Company in July 2021, which property was secured under a second mortgage with DuQuoin State Bank that matures in July 2041.

Hagerstown, Maryland

The Company owns a 180,000 square foot manufacturing facility that was developed into cannabis cultivation and production facility.

The Company also leases a 2,700 square foot two-unit apartment that it uses for office space, which expires in July 2023.

Annapolis, Maryland

The Company owns a free-standing 9,000 square foot industrial building which was developed into a medical cannabis dispensary that opened in October 2022.

Tiffin, Ohio

The Company leases a 4,700 square foot building which it intends to open as a dispensary, in 2023. The lease expires in 2033.

New Bedford, Massachusetts

The Company owns 138,000 square foot industrial property located on approximately 22 acres within the New Bedford Industrial Park. The property is secured by a mortgage with the Bank of New England that matures in 2027. The Company developed approximately half of the property into a cannabis cultivation and processing facility in which it conducts wholesale operations. The remaining portion of the property was leased to a non-cannabis manufacturing company through February 2023, and the tenant is currently leasing the space on a month-to-month basis, and the

Company is hopeful that such tenant will depart by the end of 2023. The Company intends to expand its cannabis wholesale operations to include the entire property once the tenant vacates the premises.

Middleborough, Massachusetts

The Company owns and operates a 22,700 square foot retail and warehouse building located in a high-traffic area of this municipality. 10,000 square feet of the building has been developed into a retail dispensary, with the remaining square footage used as a warehouse.

Norwood, Massachusetts

The Company’s corporate offices are located in Norwood, Massachusetts. This 10,000 square foot space is under a 10-year lease with a related party that expires in 2028 and includes a 5-year extension option.

Beverly, Massachusetts

The Company assumed the lease for a 2,700 square foot dispensary in connection with an asset purchase in December 2022. The lease expires in 2026, with an option to extend the term for three additional five-year periods through 2041.

Item 3. Legal Proceedings

Bankruptcy Claim

During 2019, the Company’s MMH subsidiary sold and delivered hemp seed inventory to OGG, Inc. (f/k/a GenCanna Global Inc.), a Kentucky-based cultivator, producer, and distributor of hemp (“GenCanna”). At the time of sale, the Company owned a 33.5% ownership interest in GenCanna. The Company recorded a related party receivable of approximately $29 million from the sale, which was fully reserved at December 31, 2019.

On January 24, 2020, an involuntary bankruptcy proceeding under Chapter 11 was filed against GenCanna and its wholly-owned subsidiary, OGGUSA Inc. (f/k/a GenCanna Global US, Inc.) ("OGGUSA" and together with GenCanna, the "OGGUSA Debtors") in the U.S. Bankruptcy Court in the Eastern District of Kentucky (the "Bankruptcy Court"). In February 2020, the OGGUSA Debtors, under pressure from certain of its creditors including its senior lender MGG Investment Group LP (MGG"), agreed to convert the involuntary bankruptcy proceeding into a voluntary Chapter 11 proceeding. The OGGUSA Debtors' subsidiary, Hemp Kentucky LLC, also filed voluntary petitions under Chapter 11 in the Bankruptcy Court.

In May 2020, after an abbreviated solicitation/bid/sale process, the Bankruptcy Court, over numerous objections by creditors and shareholders of the OGGUSA Debtors, which included the Company, entered an order authorizing the sale of all or substantially all of the assets of the OGGUSA Debtors to MGG. After the consummation of the sale of all or substantially all of their assets and business, the OGGUSA Debtors filed their liquidating plan of reorganization (the “Liquidating Plan”) to collect various prepetition payments and commercial claims against third parties, liquidate the remaining assets of the OGGUSA Debtors, and make payments to creditors. The Liquidating Plan was confirmed by the Bankruptcy Court on November 12, 2020.

Since the approval of the Liquidating Plan, the OGGUSA Debtors have been in the process of liquidating the remaining assets, negotiating and prosecuting objections to other creditors’ claims, and pursuing the collection of accounts receivable and Chapter 5 bankruptcy avoidance claims.

In January 2022, the Company, at the request of Oxford Restructuring Advisors LLC, the administrator of the Liquidating Plan for the OGGUSA Debtors (the "Plan Administrator"), executed a written release of claims, if any, of the Company against Huron Consulting Group (“Huron”), a financial consulting and management company retained by the senior lender of the OGGUSA Debtors to perform loan management services for the lender and OGGUSA Debtors prior to and during their Chapter 11 bankruptcy cases. Such release was executed in connection with a comprehensive settlement agreement between the OGGUSA Debtors and Huron. In consideration for the Company’s execution of the release, Huron paid an additional $40,000 to the bankruptcy estates of the OGGUSA Debtors to be included in the funds to be distributed to creditors, including the Company.

In connection with the discussions of the Company with the OGGUSA Debtors relating to the Huron settlement, the Plan Administrator raised issues relating to a potential claim against MariMed Hemp, Inc. ("MHI") for certain preferential transfers of assets, which were valued at $250,000 by the Plan Administrator, of the OGGUSA Debtors alleged to have been made to MHI in payment of a $600,000 loan made by the Company prior to the Chapter 11 bankruptcy of the OGGUSA Debtors (the "Preferential Claim"). On April 20, 2022, the Plan Administrator filed its Complaint to Avoid and Recover Transfers Pursuant to 11 U.S.C. §§547 and 550 and to Disallow Claims Pursuant to 11 U.S.C. §502 (the "Complaint"), asserting the Preferential Claim seeking the recovery of an amount no less than $200,000 and to disallow the MHI claim until such time as such preferential transfer has been repaid to the OGGUSA Debtors. On August 1, 2022, an answer to the Complaint was filed, asserting counterclaims and third-party claims against OGGUSA, the Plan Administrator, and Huron for declaratory judgment (the "Related Claims") in relation to terms of the Plan of Reorganization (the "Plan") and the allowance of the MHI claim under the Plan.

The Company has and continues to vigorously deny that any of the Preferential Claim exists in that such claims were waived and released in connection with the Company's settlement agreement and stipulations for its support of and voting for the Plan. As such, the Company believes that such claims are meritless and have no basis in fact or law.

As of the date of this filing, there is insufficient information as to how much of the Company's allowed general unsecured claim, if any, will be paid upon the completion of the liquidation of the remaining assets of the OGGUSA Debtors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock currently trades on both the OTCQX market and on the Canadian Securities Exchange under the MRMD ticker symbol. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders

As of February 28, 2023, we had approximately 733 stockholders of record.

Dividends

We have never declared or paid a dividend on its common stock, and we do not anticipate paying cash or other dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2022, we issued the following unregistered securities:

•2,000,000 shares of restricted common stock as purchase consideration for an asset purchase with an aggregate fair value of approximately $712,000;
•109,487 shares of restricted common stock issued as payment under a royalty agreement with an aggregate fair market value of approximately $59,000;
•5,569 shares of restricted common stock to an employee with a grant date fair value of approximately $2,500; and
•82,337 shares of restricted common stock issued in a cashless warrant exercise; such warrants had an exercise price of $0.504. We withheld 813,694 shares underlying such warrants to cover the aggregate exercise price of approximately $46,000.

The issuance of the shares of common stock described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act. A legend restricting the sale, transfer, or other disposition of these securities other than in compliance with the Securities Act was placed on the securities issued in the foregoing transactions.

Item 6. Reserved

[Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

When used in this Annual Report on Form 10-K and in future filings by the Company with the U.S. Securities and Exchange Commission, words or phrases such as “anticipate,” “believe,” “could,” “would,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in current pricing levels that the Company can charge for its services and products or which it pays to its suppliers and business partners; changes in political, social and economic conditions in the jurisdictions in which the Company operates; changes to regulations that pertain to its operations; changes in technology that render the Company’s technology relatively inferior, obsolete or more expensive compared to others; changes in the business prospects of the Company’s business partners and customers; increased competition, including from the Company’s business partners; and enforcement of U.S. federal cannabis-related laws.

The following discussion should be read in conjunction with the financial statements and related notes which are included in this Annual Report on Form 10-K under Item 8.

The Company does not undertake to update its forward-looking statements or risk factors to reflect future events or circumstances, unless required by law.

Overview

We are a multi-state operator in the United States cannabis industry. We develop, operate, manage, and optimize state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of medicinal and adult-use cannabis. We also license our proprietary brands of cannabis products, along with other top brands, in several domestic markets.

Our common stock trades on both the OCTQX and on the Canadian Securities Exchange under the ticker symbol MRMD.

On April 27, 2022 (the “Kind Acquisition Date”), we acquired Kind Therapeutics USA (“Kind”), our former client in Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis (the “Kind Acquisition”). The financial results of Kind are included in our consolidated financial statements for the periods subsequent to the Kind Acquisition Date.

On May 5, 2022, we completed the acquisition of 100% of the equity ownership of Green Growth Group Inc. (“Green Growth”), an entity that holds a craft cultivation and production cannabis license in the State of Illinois (the “Green Growth Acquisition”).

On December 30, 2022, we completed an asset purchase under which we acquired the cannabis license and assumed the property lease associated with a cannabis dispensary in Beverly, Massachusetts by Greenhouse Naturals LLC that had never been operational.

During 2023, we are focused on continuing to execute our strategic growth plan, with priority on activities described below:

•Continuing to consolidate the cannabis businesses that we have developed and managed.
•Expanding revenues, assets, and our footprint in the states in which we operate.
•Expanding into other legal states through mergers and acquisitions and by filing new applications in states where new licensing opportunities become available.
•Increasing revenues by producing and distributing our award-winning brands to qualified strategic partners or by acquiring production and distribution licenses.
•In Massachusetts, we intend to open two additional dispensaries, including the dispensary in Beverly, Massachusetts discussed above, and, as recently announced, a dispensary in Quincy, Massachusetts. We also intend to significantly expand the capacity and capability of our manufacturing facility in New Bedford, MA.
•In Delaware, we developed an additional 40,000 square feet of cultivation and production capacity at our facility in Milford, which, upon completion, was leased to our client in this state.
•In Maryland, we opened a dispensary in Annapolis in October 2022, and we intend to expand our manufacturing facility by 40,000 square feet. Under current Maryland cannabis laws, we have the potential to add three additional medical dispensaries, for a total of four.

•In Illinois, in May 2022, we closed on the acquisition of a craft cannabis license, which will enable us to be vertically integrated and add cultivation, manufacturing, and distribution to our four existing retail cannabis operations in Illinois. Under Illinois cannabis laws, we have the potential to add five additional dispensaries, for a total of ten.
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

Business Combinations and Asset Purchases

Classification of an acquisition as a business combination or an asset acquisition depends on whether the assets acquired constitute a business, which can be a complex judgment. Whether an acquisition is classified as a business combination or asset acquisition can have a significant impact on how we record the transaction.

We allocate the purchase price of acquired assets and companies to identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net amount of the acquisition date fair values of the assets acquired and the liabilities assumed and represents the expected future economic benefits from other assets acquired in the acquisition or business combination that are not individually identified and separately recognized. Significant judgments and assumptions are required in determining the fair value of assets acquired and liabilities assumed, particularly acquired intangible assets, which are principally based upon estimates of the future performance and cash flows expected from the acquired asset or business and applied discount rates. While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates and assumptions are inherently uncertain and subject to refinement. If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations. Any adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period are included in operating results in the period in which the adjustments are determined. Intangible assets typically are comprised of trademarks and trade names, licenses and customer relationships, and non-compete agreements.

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

Years ended December 31, 2022 and 2021

Revenue

Our main sources of revenue are comprised of the following:

•Product sales (retail and wholesale) - direct sales of cannabis and cannabis-infused products primarily by our retail dispensaries and wholesale operations in Massachusetts, Illinois, and, as of the Kind Acquisition Date, Maryland. We recognize this revenue when products are delivered or at retail points-of-sale.
•Real estate rental income - rental income generated from the leasing of our state-of-the-art, regulatory compliant cannabis facilities to our cannabis-licensed clients. Rental income is generally a fixed amount per month that escalates over the respective lease terms. Prior to the third quarter of 2022, we charged additional rental fees based on a percentage of tenant revenues that exceeded specified amounts; these incremental rental fees were eliminated in connection with new contract negotiations with our client.

•Supply procurement - resale of cultivation and production resources, supplies and equipment that we have acquired from top national vendors at discounted prices to our clients and third parties within the cannabis industry. We recognize this revenue after the delivery and acceptance of goods by the purchaser.
•Management fees - fees for providing our cannabis-licensed clients with comprehensive oversight of their cannabis cultivation, production and dispensary operations. Prior to the third quarter of 2022, these fees were based on a percentage of such clients' revenue and were recognized after services have been performed; these fees were eliminated in connection with new contract negotiations with our client.
•Licensing fees - revenue from the licensing of our branded products, including Betty's Eddies, Bubby's Baked, Vibations, and Kalm Fusion, to wholesalers and regulated dispensaries throughout the United States and Puerto Rico. We recognize this revenue when the products are sold to the end customer.

Our revenue for the years ended December 31, 2022 and 2021 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2022	2021	$	%
Product revenue:
Product sales - retail	$92,836	$82,127	$10,709	13.0%
Product sales - wholesale	32,865	26,119	6,746	25.8%
Total product revenue	125,701	108,246	17,455	16.1%
Other revenue:
Real estate rentals	3,526	6,548	(3,022)	(46.2)%
Supply procurement	3,353	2,108	1,245	59.1%
Management fees	848	3,079	(2,231)	(72.5)%
Licensing fees	582	1,483	(901)	(60.8)%
Total other revenue	8,309	13,218	(4,909)	(37.1)%
Total revenue	$134,010	$121,464	$12,546	10.3%

Our total revenue increased $12.5 million, or 10.3%, in the year ended December 31, 2022 ("2022") compared to the year ended December 31, 2021 ("2021"). Our total product revenue increased $17.5 million, or 16.1%, primarily attributable to higher retail sales in our Metropolis, IL dispensary, which we opened in the second quarter of 2021, and higher wholesale revenue due to the Kind Acquisition. This increase was partially offset by lower retail sales in Massachusetts due to increased competition.

The decrease in our other revenue was primarily attributable to rent and management fee reductions in connection with one of our cannabis-licensed clients, and the Kind Acquisition, after which we no longer recognized rental, management fees and related revenue. These decreases were partially offset by higher supply procurement revenue primarily attributable to revenue generated from our cannabis-licensed client in Delaware.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue represents the direct costs associated with the generation of our revenue, including licensing, packaging, supply procurement, manufacturing, supplies, depreciation, amortization of acquired intangible assets, and other product-related costs.

Our cost of revenue, gross profit and gross margin for 2022 and 2021 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2022	2021	$	%
Cost of revenue	$70,053	$55,201	$14,852	26.9%
Gross profit	$63,957	$66,263	$(2,306)	(3.5)%
Gross margin	47.7%	54.6%

Our cost of revenue increased in 2022 compared to 2021, primarily attributable to higher manufacturing and employee-related costs and, to a lesser extent, higher supply procurement and facility-related expenses. These increases aggregated approximately $17 million, and were primarily due to our increased headcount in connection with our recent acquisitions and in-process expansions. We have negotiated with certain of our suppliers to reduce our costs for future purchases of ingredients, nutrients and packaging, all of which have increased significantly as a result of current economic conditions.

Operating Expenses

Our operating expenses are comprised of personnel, marketing and promotion, general and administrative, acquisition-related and other, and bad debt expenses. Our operating expenses for 2022 and 2021 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2022	2021	$	%
Personnel	$14,404	$8,352	$6,052	72.5%
Marketing and promotion	3,736	1,625	2,111	129.9%
General and administrative	20,735	27,561	(6,826)	(24.8)%
Acquisition-related and other	961	—	961	100.0%
Bad debt	3,752	1,862	1,890	101.5%
Total operating expenses	$43,588	$39,400	$4,188	10.6%

The increase in our personnel expenses in 2022 compared to 2021 was primarily due to the hiring of additional staff to support higher levels of projected revenue from existing operations, as well as increased headcount arising from the Kind Acquisition. Personnel costs increased to approximately 11% of revenue in 2022, compared to approximately 7% of revenue in 2021.

The increase in our marketing and promotion expenses in 2022 compared to 2021 was primarily attributable to our focused efforts to upgrade our marketing initiatives in order to expand branding and distribution of our licensed products. Marketing and promotion costs increased to approximately 3% of revenue in 2022, compared to approximately 1% of revenue in 2021.

The decrease in our general and administrative expenses in 2022 compared to 2021 was primarily attributable to lower costs in connection with our equity programs and professional fees (i.e., accounting, legal and consulting fees). These decreases were partially offset by higher facilities-related and depreciation expenses.

Acquisition-related and other expenses include those expenses related to acquisitions and other significant transactions that we would otherwise not have incurred, and include professional and services fees, such as legal, audit, consulting, paying agent and other fees. We incurred $1.0 million of acquisition-related and other expenses in 2022, primarily related to the Kind Acquisition in April 2022 and the July 2022 listing of our common stock on the Canadian Securities Exchange. We did not record any acquisition-related and other expenses in 2021.

We recorded nominal bad debt expense in 2022. We recorded $1.9 million of bad debt expense in 2021 due to the higher reserve balances that were required in 2021 for aged trade receivable balances.

Overall, our operating expenses were relatively unchanged in 2022 compared to 2021; our higher personnel, marketing and promotion, and acquisition-related and other expenses were virtually offset by our lower general and administrative and bad debt expense.

Interest and Other Expense, Net

Interest expense primarily relates to interest on mortgages and notes payable. Interest income primarily relates to interest income in connection with our notes receivable. Other expense, net, includes gains (losses) on changes in the fair value of our investments and other investment-related income (expense).

Our net interest expense decreased $1.5 million in 2022 compared to 2021, the result of $0.8 million of higher interest income and $0.7 million of lower interest expense. The increase in interest income was primarily related to the additional notes receivable we recorded in 2021. The decrease in interest expense was primarily attributable to the payoff in 2021 of certain outstanding indebtedness.

Our net other expense was $0.1 million and $0.8 million in 2022 and 2021, respectively, and was primarily comprised of losses from the changes in the fair value of our investments. The current year amount is comprised of $1.0 million of non-cash income from the sale of an investment, virtually offset by a $1.1 million loss from the change in fair value of other investments. The prior year amount is comprised of a $1.1 million loss from the change in fair value of our investments and a nominal loss on the extinguishment of debt. These losses were partially offset by a gain of $0.3 million on an asset sale.

Income Tax Provision

We recorded income tax provisions of $5.9 million and $16.2 million in 2022 and 2021, respectively. The provision recorded for 2022 was due in part to the impact of Section 280E of the Internal Revenue Code, which prohibits the deduction of certain ordinary business expenses, and true-ups from changes that occurred between the 2021 provision and 2021 income tax return that was filed.

Liquidity and Capital Resources

We had cash and cash equivalents of $9.7 million and $29.7 million at December 31, 2022 and 2021, respectively. In addition to the discussions below of our cash flows from operating, investing, and financing activities, please also see our discussion of non-GAAP Adjusted EBITDA in the section “Non-GAAP Measurement” below, which discusses an additional financial measure not defined by GAAP, which our management also uses to measure our liquidity.

Cash Flows from Operating Activities

Our primary sources of cash from operating activities are from sales to customers in our dispensaries and to our wholesale customers. We expect cash flows from operating activities to be affected by increases and decreases in sales volumes and timing of collections, and by purchases of inventory and shipment of our products. Our primary uses of cash for operating activities are for personnel costs, purchases of packaging and other materials required for the production and sale of our products, and income taxes.

Our operating activities provided $7.3 million and $35.9 million of cash in 2022 and 2021, respectively. The change in cash from operating activities in 2022 compared to 2021 was primarily attributable to $14.6 million of cash used to pay income taxes in the current year period, compared to $0.6 million in the same prior year period, coupled with higher expenses arising from expanding our sales activities, facilities and geographic footprint, both in the states where we currently operate and into other states.

Cash Flows from Investing Activities

Our investing activities used $26.2 million and $16.6 million of cash in 2022 and 2021, respectively. The increase in cash usage in the current year period was primarily attributable to $12.8 million of aggregate cash consideration paid for the Kind Acquisition and Green Growth Acquisition in April 2022 and May 2022, respectively.

Cash Flows from Financing Activities

Our financing activities used $1.0 million of cash in 2022 and provided $7.5 million of cash in 2021.

In 2022, we paid $2.0 million of cash to redeem the outstanding minority interests in one of our majority-owned real estate subsidiaries, made $1.5 million of aggregate principal payments on our outstanding mortgages and notes payable, and made distribution payments and finance lease principal payments aggregating $0.5 million. These amounts were partially offset by $3.0 million of proceeds from a new mortgage on one of our facilities in Illinois.

In 2021, we received $23.0 million from the issuance of preferred stock and $2.7 million from a new mortgage on our Metropolis facility in Illinois. These amounts were partially offset by $16.4 million of principal payments on our outstanding mortgages and notes payable, $1.2 million for repayment of related party loans, and $0.4 million paid for distributions.

On August 4, 2022, we entered into a Second Amendment to the Purchase Agreement with Hadron pursuant to which, among other things, (a) Hadron’s obligation to provide any further funding to the Company and the Company’s obligation to issue any further securities to Hadron was terminated, (b) Hadron’s right to appoint a designee to the Company’s board of directors was eliminated, and (c) certain covenants restricting the Company’s incurrence of new indebtedness were eliminated.

Based on our current expectations, we believe our current cash and future funding opportunities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at December 31, 2022, and our ability to raise additional cash through financing activities. Our contractual obligations at December 31, 2022 were primarily comprised of our outstanding mortgages and promissory notes, as well as our operating leases. Our mortgage and promissory note obligations totaled approximately $30 million at December 31, 2022.

On January 24, 2023, we announced that we had closed a $35 million credit facility with a three-year maturity and an ability to extend to a five-year maturity under certain conditions (the "Credit Facility"). We borrowed $30 million at close and can draw down up to an additional $5 million for the six-month period following closing. We expect to use these funds to complete the build-out of a new cultivation and processing facility in Illinois and a new processing kitchen in Missouri, expand existing cultivation and processing facilities in Massachusetts and Maryland, fund other capital expenditures, and for business acquisitions. In addition, on January 24, 2023, we repaid in full the promissory notes issued in connection with the Kind Acquisition (the "Kind Notes"), using $5.4 million of the proceeds from the Credit Facility.

Non-GAAP Measurement

In addition to the financial information reflected in this report, which is prepared in accordance with GAAP, we are providing a non-GAAP financial measurement of profitability – Adjusted EBITDA – as a supplement to the preceding discussion of our financial results.

Our management defines Adjusted EBITDA as net income (loss), determined in accordance with GAAP, excluding the following:

•interest income and interest expense;
•income tax provision;
•depreciation and amortization of property and equipment
•Amortization of acquired intangible assets;
•impairments or write-downs of acquired intangible assets and goodwill;
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

Reconciliation of Net Income to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles Net income to Adjusted EBITDA for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
GAAP Net income (loss)	$13,614	$7,624
Interest expense, net	734	2,247
Income tax (benefit) provision	5,894	16,192
Depreciation	3,432	2,098
Amortization of acquired intangible assets	1,282	690
EBITDA	24,956	28,851
Stock-based compensation	6,338	13,440
Settlement of litigation	—	(266)
Acquisition-related and other	961	—
Other expense, net	127	800
Adjusted EBITDA	$32,382	$42,825

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has impacted the Company through increased costs of ingredients, nutrients and packaging. The Company recently negotiated with certain of our suppliers to reduce our costs for future purchases of ingredients, nutrients and packaging, all of which have increased significantly as a result of current economic conditions.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MariMed Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MariMed Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory

As discussed in the notes to the financial statements, the Company allocates a certain percentage of overhead cost to its manufactured inventory.

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

Houston, TX
March XX, 2023

MariMed Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$9,737	$29,683
Accounts receivable, net of allowances of $4,603 and $41,401 at December 31, 2022 and 2021, respectively	4,157	1,666
Deferred rents receivable	704	1,678
Note receivable, current portion	2,637	127
Inventory	19,477	9,768
Investments, current	123	251
Due from related parties	29	—
Other current assets	7,282	1,440
Total current assets	44,146	44,613
Property and equipment, net	71,641	62,150
Intangible assets, net	14,201	162
Goodwill	8,079	2,068
Note receivable, net of current	7,467	8,987
Operating lease right-of-use assets	4,931	5,081
Finance right-of-use assets	713	46
Other assets	1,024	98
Total assets	$152,202	$123,205

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Mortgages and notes payable, current portion	$3,774	$1,410
Accounts payable	6,626	5,099
Accrued expenses and other	3,091	3,149
Income taxes payable	11,489	16,467
Operating lease liabilities, current portion	1,273	1,071
Finance lease liabilities, current portion	237	27
Total current liabilities	26,490	27,223
Mortgages and notes payable, net of current	25,943	17,262
Operating lease liabilities, net of current	4,173	4,574
Finance lease liabilities, net of current	461	22
Other liabilities	100	100
Total liabilities	57,167	49,181

	December 31,
	2022	2021
Mezzanine equity:
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at December 31, 2022 and 2021	14,725	14,725
Series C convertible preferred stock, $0.001 par value; 12,432,432 shares authorized; 6,216,216 shares issued and outstanding at December 31, 2022 and 2021	23,000	23,000
Total mezzanine equity	37,725	37,725

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 32,659,235 shares authorized; zero shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 341,474,728 and 334,030,348 shares issued and outstanding at December 31, 2022 and 2021, respectively	341	334
Common stock subscribed but not issued; 70,000 and zero shares at December 31, 2022 and 2021, respectively	39	—
Additional paid-in capital	142,365	134,920
Accumulated deficit	(83,924)	(97,392)
Noncontrolling interests	(1,511)	(1,563)
Total stockholders’ equity	57,310	36,299
Total liabilities, mezzanine equity, and stockholders’ equity	$152,202	$123,205
See accompanying notes to the consolidated financial statements.

MariMed Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenue	$134,010	$121,464
Cost of revenue	70,053	55,201
Gross profit	63,957	66,263

Operating expenses:
Personnel	14,404	8,352
Marketing and promotion	3,736	1,625
General and administrative	20,735	27,561
Acquisition-related and other	961	—
Bad debt	3,752	1,862
Total operating expenses	43,588	39,400

Income from operations	20,369	26,863

Interest and other (expense) income:
Interest expense	(1,693)	(2,356)
Interest income	959	109
Other expense, net	(127)	(800)
Total interest and other expense, net	(861)	(3,047)

Income before income taxes	19,508	23,816
Provision for income taxes	5,894	16,192
Net income	13,614	7,624
Less: Net income attributable to noncontrolling interests	146	399
Net income attributable to common stockholders	$13,468	$7,225

Net income per share attributable to common stockholders:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

Weighted average common shares outstanding:
Basic	337,697	326,467
Diluted	380,289	372,397
See accompanying notes to consolidated financial statements.

MariMed Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common stock		Common stock subscribed but not issued		Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total stockholders' equity
	Shares	Par Value	Shares	Amount
Balances at January 1, 2021	314,418,812	$314	11,413	$5	$112,975	$(104,617)	$(577)	$8,100
Issuance of subscribed shares	11,413		(11,413)	(5)	5			—
Release of shares under stock grants	256,591				235			235
Exercise of stock options	277,373				38			38
Exercise of warrants	980,062	1			92			93
Amortization of option grants					12,494			12,494
Issuance of stand-alone warrants					832			832
Issuance of warrants with stock					655			655
Conversion of debentures payable to equity	4,610,645	5			1,352			1,357
Conversion of promissory notes to equity	11,399,268	11			3,810			3,821
Common stock issued to settle obligations	71,691				54			54
Common stock issued to purchase property and equipment	750,000	1			704			705
Fees paid with stock	1,234,308	2			1,106			1,108
Common stock returned to the Company	(79,815)				(10)			(10)
Equity issuance costs					(387)			(387)
Acquisition of interest in subsidiary	100,000				965		(975)	(10)
Distributions to noncontrolling interests							(410)	(410)
Net income						7,225	399	7,624
Balances at December 31, 2021	334,030,348	$334	—	$—	$134,920	$(97,392)	$(1,563)	$36,299
Release of shares under stock grants	402,203							—
Exercise of stock options	55,000				10			10
Cashless exercise of stock options	200,000							—
Cashless exercise of warrants	317,298							—
Forfeiture of restricted shares	(32,609)							—
Conversion of promissory notes to common stock	1,142,858	1			399			400
Common stock issued to settle obligations	375,000	—			275			275
Common stock issued under licensing agreement	218,345				121			121
Common stock issued to purchase property and equipment	422,535	1			299			300
Common stock issued as purchase consideration - Green Growth Group Inc.	2,343,750	3			1,497			1,500
Common stock issued as purchase consideration - Greenhouse Naturals LLC	2,000,000	2			710			712
Purchase of minority interests in certain of the Company's subsidiaries					(2,165)		165	(2,000)
Distributions to noncontrolling interests							(259)	(259)
Stock-based compensation			70,000	39	6,299			6,338
Net income						13,468	146	13,614
Balances at December 31, 2022	341,474,728	$341	70,000	$39	$142,365	$(83,924)	$(1,511)	$57,310
See accompanying notes to the consolidated financial statements.

MariMed Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income attributable to common stockholders	$13,468	$7,225
Net income attributable to noncontrolling interests	146	399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,432	2,098
Amortization of intangible assets	1,282	690
Stock-based compensation	6,338	13,440
Amortization of standalone warrant issuances	—	776
Amortization of warrants attached to debt	—	539
Amortization of beneficial conversion feature	—	177
Amortization of original issue discount	—	52
Bad debt expense	3,752	1,862
Obligations settled with common stock	696	1,108
Loss on obligations settled with equity	—	3
Gain on sale of investment	—	(309)
Loss on changes in fair value of investments	1,082	1,107
Other investment income	(954)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,902)	(4,697)
Deferred rents receivable	132	262
Inventory	(5,383)	(2,937)
Other current assets	(5,219)	(868)
Other assets	(126)	(17)
Accounts payable	1,027	105
Accrued expenses and other	(482)	(732)
Income taxes payable	(4,978)	15,572
Net cash provided by operating activities	7,311	35,855

Cash flows from investing activities:
Purchases of property and equipment	(12,140)	(17,874)
Business acquisitions, net of cash acquired	(12,847)	—
Advances toward future business acquisitions	(800)	—
Acquisition of interest in subsidiary	—	(10)
Purchases of cannabis licenses	(601)	(692)
Proceeds from sale of investment	—	1,475
Proceeds from notes receivable	173	477
Due from related parties	(29)	—
Net cash used in investing activities	(26,244)	(16,624)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	23,000
Equity issuance costs	—	(387)
Proceeds from issuance of promissory notes	—	35
Principal payments of mortgages and promissory notes	(1,537)	(16,424)
Proceeds from mortgages	3,000	2,700
Proceeds from exercise of stock options	10	39
Proceeds from exercise of warrants	—	93
Repayment of loans from related parties	—	(1,158)
Principal payments of finance leases	(227)	(35)
Redemption of minority interests	(2,000)	—
Distributions	(259)	(410)
Net cash (used in) provided by financing activities	(1,013)	7,453

Net (decrease) increase to cash and cash equivalents	(19,946)	26,684
Cash and cash equivalents at beginning of year	29,683	2,999
Cash and cash equivalents at end of year	$9,737	$29,683

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,744	$1,975
Cash paid for income taxes	$14,567	$621

Non-cash activities:
Trade receivables converted to notes receivable	$750	$7,844
Purchases of property and equipment with common stock	$300	$705
Conversion of promissory notes	$400	$3,821
Promissory note issued as purchase consideration	$4,348	$—
Entry into new operating leases	$661	$466
Entry into new finance leases	$794	$—
Conversion of debentures payable	$—	$1,356
Common stock issued as purchase consideration	$2,212	$975
Common stock issued to settle obligations	$275	$51
Common stock issued under licensing agreement	$121	$—
Issuance of common stock associated with subscriptions	$—	$5
Return of common stock to the Company	$—	$10
See accompanying notes to the consolidated financial statements.

MariMed Inc.
Notes to Consolidated Financial Statements

(1) NATURE OF THE BUSINESS

MariMed Inc. (the “Company” or "MariMed") is a multi-state operator in the United States cannabis industry. MariMed develops, operates, manages and optimizes state-of-the-art, regulatory-compliant facilities for the cultivation, production and dispensing of medical and adult-use cannabis. MariMed also licenses its proprietary brands of cannabis products along with other top brands in domestic markets.

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

On April 27, 2022 (the “Kind Acquisition Date”), the Company acquired Kind Therapeutics USA (“Kind”), the Company's former client in Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis (the “Kind Acquisition”). The financial results of Kind are included in the Company's consolidated financial statements for the periods subsequent to the Kind Acquisition Date.

On May 5, 2022 (the "Green Growth Acquisition Date"), the Company completed the acquisition of 100% of the equity ownership of Green Growth Group Inc. (“Green Growth”), an entity that holds a craft cultivation and production cannabis license in the state of Illinois (the “Green Growth Acquisition”). The financial results of Green Growth are included in the Company's consolidated financial statements for the period subsequent to the Green Growth Acquisition Date.

On December 30, 2022 (the "Greenhouse Naturals Acquisition Date"), the Company completed an asset purchase under which it acquired the cannabis license and assumed a property lease for a dispensary in Beverly, Massachusetts that had never been operational.

Certain reclassifications, not affecting previously reported net income or cash flows, have been made to the previously issued financial statements to conform to the current period presentation.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MariMed Inc. and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Subsidiary	Percentage Owned
MariMed Advisors Inc.	100.0%
Mia Development LLC	94.3%
Mari Holdings IL LLC	100.0%
Mari Holdings MD LLC	99.7%
Mari Holdings NJ LLC	100.0%
Mari Holdings NV LLC	100.0%
Mari Holdings Metropolis LLC	70.0%
Mari Holdings Mt. Vernon LLC	100.0%
Mari Mfg LLC	100.0%
Hartwell Realty Holdings LLC	100.0%
iRollie LLC	100.0%
ARL Healthcare Inc.	100.0%
KPG of Anna LLC	100.0%
KPG of Harrisburg LLC	100.0%
MariMed OH LLC	100.0%
MariMed Hemp Inc.	100.0%
MediTaurus LLC	100.0%
MMMO LLC	100.0%
Green Growth Group Inc.	100.0%

Noncontrolling Interests

Noncontrolling interests represent third-party minority ownership of the Company’s consolidated subsidiaries. Net income attributable to noncontrolling interests is shown in the consolidated statements of operations; and the value of net assets owned by noncontrolling interests are presented as a component of equity within the balance sheets.

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenue and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these consolidated financial statements include accounting for business combinations, inventory valuations, assumptions used to determine the fair value of stock-based compensation, and intangible assets and goodwill. The Company regularly assesses these estimates and records change in estimates in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates or assumptions.

Business Combinations

The Company recognizes identifiable assets acquired and liabilities assumed at fair value on the date of acquisition. Goodwill is measured as the excess of consideration transferred over the net fair values of the assets acquired and the liabilities assumed and represents the expected future economic benefits arising from other assets acquire in the business combination that are not individually identified and separately recognized. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Asset Purchases

The Company accounts for an acquisitive transaction determined to be an asset purchase based on the cost accumulation and allocation method, under which the costs to purchase the asset or set of assets are allocated to the assets acquired. No goodwill is recorded in connection with an asset purchase.

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. The fair values of these investments approximate their carrying values.

At December 31, 2022, the Company had $0.1 million of cash held in escrow. At December 31, 2021, the Company had $5.1 million of cash held in escrow related to planned business acquisitions, which was primarily comprised of a $5.0 million escrow deposit in connection with the Kind Acquisition (see Note 3).

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments approximate their fair values and include cash equivalents, accounts receivable, deferred rents receivable, notes receivable, investments, mortgages and notes payable, and accounts payable.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participant would use in pricing an asset or a liability. The three-tier fair value hierarchy is based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

•Level 1. Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

•Level 2. Level 2 applies to assets or liabilities for which there are inputs that are directly or indirectly observable in the marketplace, such as quoted price for similar assets or liabilities in active markets or quoted price for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets).

•Level 3. Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Accounts Receivable

Accounts receivable consist of trade receivables, and are carried at their estimated collectible amounts.

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company maintained a reserve of $4.6 million and $41.4 million at December 31, 2022 and 2021, respectively. The amount recorded at December 31, 2021 was comprised of $29.0 million to fully reserve a related party trade receivable from GenCanna Global Inc. ("GenCanna") (see Note 21), $11.3 million reserved against a related party trade receivable from Kind (the "Kind Reserve") and $1.1 million reserved against the Company's other trade accounts receivable. The Company wrote off the trade receivable from GenCanna against the reserve in 2022, and the Kind Reserve was eliminated as part of the purchase accounting related to the Kind Acquisition (see Note 3).

Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out basis. The Company allocates a certain percentage of overhead cost to its manufactured inventory; such allocation is based on square footage and other industry-standard criteria. The Company reviews physical inventory for obsolescence and/or excess and will record a reserve if necessary. As of the date of this report, no reserve was deemed necessary.

Investments

Investments are comprised of equity holdings of public companies. These investments are recorded at fair value on the Company’s consolidated balance sheet, with changes to fair value included in income. Investments are evaluated for permanent impairment and are written down if such impairments are deemed to have occurred.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 606, Revenue from Contract with Customers ("ASC 606"), as amended by subsequently issued Accounting Standards Updates. ASC 606 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to in exchange for those goods or services. The recognition of revenue is determined by performing the following consecutive steps:

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

The Company’s main sources of revenue are comprised of the following:

•Product sales (retail and wholesale) – direct sales of cannabis and cannabis-infused products by the Company’s retail dispensaries and wholesale operations. This revenue is recognized when products are delivered or at retail points-of-sale.
•Real estate rental income – rental income generated from leasing of the Company’s state-of-the-art, regulatory-compliant cannabis facilities to its cannabis-licensed clients. Rental income is generally a fixed amount per month that escalates over the respective lease terms. Prior to the third quarter of 2022, the Company charged additional rental fees based on a percentage of tenant revenues that exceeded specific amounts; these incremental rental fees were eliminated in connection with new contract negotiations with the Company's client.
•Supply procurement – resale of cultivation and production resources, supplies and equipment that the Company has acquired from top national vendors at discounted prices to its client and third parties within the cannabis industry. The Company recognizes this revenue after the delivery and acceptance of goods by the purchaser.
•Management fees – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production and dispensary operations. Prior to the third quarter of 2022, these fees are based on a percentage of such clients’ revenue and are recognized after services have been performed; these fees were eliminated in connection with new contract negotiations with the Company's client.

•Licensing fees – revenue from the licensing of the Company's branded products, including Betty's Eddies, Bubby's Baked, Vibations and Kalm Fusion, to wholesalers and to regulated dispensaries throughout the United States and Puerto Rico. The Company recognizes this revenue when the products are delivered.

Research and Development Costs

Research and development costs are charged to operations as incurred.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, with depreciation recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term, if applicable. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income. Repairs and maintenance are charged to expense in the period incurred. The estimated useful lives of property and equipment are generally as follows: buildings and building improvements, thirty-nine to forty years; tenant improvements, the lesser of the remaining duration of the related lease or the asset useful life; furniture and fixtures, seven to ten years; machinery and equipment, seven to ten years. Land is not depreciated.

Software development costs associated with internal use software are incurred in three stages of development: the preliminary project stage, the application development stage and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property and equipment. Internal use software is amortized on a straight-line basis over its estimated useful life of five to seven years, beginning when the software is ready for its intended use.

The Company’s property and equipment are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the undiscounted future cash flows of such asset over the anticipated holding period. An impairment loss is measured by the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses are based on management’s current plans, asset holding periods, and currently available market information. If these criteria change, the Company’s evaluation of impairment losses may be different and could have a material impact to the consolidated financial statements. For the years ended December 31, 2022 and 2021, based on the results of management’s impairment analyses, there were no impairment losses.

Intangible Assets and Goodwill

The Company's intangible assets are comprised of trade names and trademarks, license and customer and non-compete agreements. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. The Company amortizes its intangible assets over their respective useful lives. For the years ended December 31, 2022 and 2021, there was no impairment of goodwill.

Leases

Arrangements that are determined to be leases with a term greater than one year are accounted for by the recognition of right-of-use assets that represent the Company's right to use an underlying asset for the lease term, and lease liabilities that represent the Company's obligation to make lease payments arising from the lease. Non-lease components within lease agreements are accounted for separately.

Right-of-use assets and obligations are recognized at the lease commencement date based on the present value of lease payments over the lease term, utilizing the Company’s incremental borrowing rate. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Stock-Based Compensation

The Company's stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally corresponds with the vesting period. The Company uses the Black-Scholes valuation model for estimating the fair value of stock options on the date of grant. The fair value of stock option and warrant issuances is affected by the Company's stock price on the issuance date as well as valuation assumptions, including the volatility of the Company's common stock price, expected term of the option, risk-free interest rate and expected dividends.

The expected life of an instrument is calculated using the simplified method, which allows for using the mid-point between the vesting date and expiration date. The volatility factors are based on the historical two-year movement of the Company’s common stock prior to an instrument’s issuance date. The risk-free interest rate is based on U.S. Treasury rates with maturity periods similar to the expected instruments life on the issuance date.

The Company amortizes the fair value of option, warrant issuances and restricted stock units on a straight-line basis over the requisite service period of each instrument.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company recognizes in the financial statements the benefit of a tax position which is "more likely than not" to be sustained under examination based solely on the technical merits of the position, assuming a review by tax authorities having all relevant information. Tax positions that meet the recognition threshold are measured using a cumulative probability approach, at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. The Company's policy is to recognize interest and penalties related to the unrecognized tax benefits, if any, as a component of income tax expense.

Certain of the Company’s subsidiaries, due to their cannabis activities, are subject to the provisions of Section 280E of the Internal Revenue Code, as amended, which prohibits businesses from deducting certain expenses associated with the trafficking of controlled substances within the meaning of Schedule I and II of the Controlled Substances Act. Such non-deductibility of certain ordinary business expenses results in permanent differences and can cause the Company’s effective tax rate to be highly variable and not necessarily correlated with pre-tax income.

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

Commitments and Contingencies

The Company regularly assesses the likelihood that a loss will be incurred from the occurrence or non-occurrence of one or more future events. Such assessment inherently involves an exercise of judgment. In assessing possible loss contingencies from legal proceedings or unasserted claims, the Company evaluates the perceived merits of such proceedings or claims, and of the relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss will be incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

While not assured, management does not believe, based upon information available at this time, that any loss contingency will have material adverse effect on the Company’s financial position, results of operations or cash flows.

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

(3) BUSINESS COMBINATIONS AND ASSET PURCHASES

Kind

In December 2021, the Company entered into a membership interest purchase agreement with the members of Kind (the "Kind Sellers") to acquire 100% of the equity ownership of Kind. Kind was the Company's client in Maryland that holds licenses for the cultivation, production, and dispensing of medical cannabis. Upon execution of the membership interest purchase agreement, the Company deposited $5.0 million into escrow as a contract down payment. In April 2022, the Maryland Medical Cannabis Commission approved the Company’s acquisition of Kind, and the acquisition was completed on the Kind Acquisition Date (the “Kind Acquisition”). As consideration for Kind, the Company paid the Kind Sellers $13.1 million, which amount was reduced by $2.3 million of cash acquired (together, the "Kind Cash Consideration"), and issued four-year 6.0% promissory notes in the aggregate principal amount of $6.5 million to the Kind Sellers, secured by a first priority lien on the Company’s property in Hagerstown, MD (the "Kind Notes" and, together with the "Kind Cash Consideration, the "Kind Consideration"). The Kind Acquisition has allowed the Company to expand its operations into the Maryland cannabis industry and marketplace.

The Kind Acquisition has been accounted for as a business combination and the financial results of Kind have been included in the Company’s consolidated financial statements for the period subsequent to the Kind Acquisition Date. The Company’s financial results for the year ended December 31, 2022 include $8.1 million of revenue and a net loss of $1.5 million attributable to Kind. A summary of the preliminary allocation of Kind Consideration to the acquired assets, identifiable intangible assets and certain assumed liabilities at December 31, 2022 is as follows (in thousands):

Fair value of consideration transferred:
Cash consideration:
Cash paid at closing	$10,128
Release of escrow	2,444
Severance paid from escrow	556
Less cash acquired	(2,310)
Net cash consideration	10,818
Note payable	5,634
Write-off of accounts receivable	658
Write-off of deferred accounts receivable	842
Total fair value of consideration transferred	$17,952

Fair value of assets acquired and (liabilities assumed):
Current assets, net of cash acquired	$5,047
Property and equipment	622
Intangible assets:
Trade name and trademarks	2,041
Licenses and customer base	4,700
Non-compete agreements	42
Goodwill	6,011
Current liabilities	(511)
Fair value of net assets acquired	$17,952

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired trade name/trademarks, licenses/customer base, and non-compete intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company’s estimates of new markets, products and customers and its outcome through key assumptions driving asset values, including sales growth, royalty rates and other related costs.

The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 5.77 years (see Note 10). Goodwill resulted from assets that were not separately identifiable as part of the transaction and was not deductible for tax purposes.

Concurrent with entering into the Kind membership purchase agreement, the Company entered into a membership interest purchase agreement with one of the members of Kind to acquire such member’s entire equity ownership interest in (i) Mari Holdings MD LLC (“Mari-MD”), the Company’s majority-owned subsidiary that owns production and retail cannabis facilities in Hagerstown, MD and Annapolis, MD, and (ii) Mia Development LLC (“Mia”), the Company’s majority-owned subsidiary that owns production and retail cannabis facilities in Wilmington, DE. Upon the dismissal in September 2022 of the derivative claims in the DiPietro lawsuit (see Note 21), the Company paid the aggregate purchase consideration of $2.0 million, and the transaction was completed, increasing the Company’s ownership of Mari-MD and Mia to 99.7% and 94.3%, respectively.

Pro Forma Results

The following unaudited pro forma information presents the condensed combined results of MariMed and Kind for the years ended December 31, 2022 and 2021 as if the Kind Acquisition had been completed on January 1, 2021, with adjustments to give effect to pro forma events that are directly attributable to the Kind Acquisition. These pro forma adjustments include the reversal of MariMed revenue and related cost of sales derived from Kind prior to the Kind Acquisition Date, amortization expense for the acquired intangible assets, depreciation expense for property and equipment acquired by MariMed as part of the Kind Acquisition, and interest expense related to the Kind Notes. Pro forma adjustments also include the elimination of acquisition-related and other expense directly attributable to the Kind Acquisition from the year ended December 31, 2022 and inclusion of these expenses in the year ended December 31, 2021.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of MariMed and Kind. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the Kind Acquisition occurred at the beginning of the period presented or are they intended to represent or be indicative of future results of operations (in thousands):

	Year ended December 31,
	2022	2021
	(unaudited)
Revenue	136,078	131,658
Net income	15,823	16,627

Green Growth Group Inc.

In January 2022, the Company entered into a stock purchase agreement to acquire 100% of the equity ownership of Green Growth Group Inc. (“Green Growth”), an entity that holds a craft cultivation and production cannabis license issued by the Illinois Department of Agriculture, in exchange for cash of $1.9 million and shares of the Company’s common stock valued at $1.5 million. Concurrently, the Company made a good faith deposit of $0.1 million.

In April 2022, the Illinois Department of Agriculture approved the Company’s acquisition of Green Growth, and the purchase transaction (the “Green Growth Acquisition”) was completed on May 5, 2022 (the “Green Growth Acquisition Date”). The Company paid the remaining $1.8 million in cash and issued 2,343,750 shares of MariMed common stock to the sellers on the Green Growth Acquisition Date. With this license, the Company can cultivate up to 14,000 square feet of cannabis flowers and produce cannabis concentrates. The Company believes that the acquisition of this cannabis license will allow it to be vertically integrated in Illinois by growing cannabis and producing cannabis products that can be distributed and sold at the Company-owned Thrive dispensaries and sold into the robust Illinois wholesale cannabis marketplace.

The Company has allocated the purchase price to its licenses/customer base intangible asset. The Company recorded $0.2 million of amortization expense for the year ended December 31, 2022 for the intangible asset acquired, based on an estimated ten-year life for such asset.

Greenhouse Naturals LLC

In November 2021, the Company entered into an asset purchase agreement with Greenhouse Naturals LLC (the "Greenhouse Naturals Sellers") to acquire the cannabis license and assume the property lease associated with a cannabis dispensary in Beverly, MA. The purchase price was comprised of 2,000,000 shares of the Company’s common stock payable at closing and $5.1 million in cash, with $5.0 million of the cash amount payable post-closing on a monthly basis as a percentage of the dispensary's monthly gross sales.

The purchase transaction (the "Greenhouse Naturals Acquisition") was completed on December 30, 2022 (the "Greenhouse Naturals Acquisition Date"). The Company paid $0.1 million of cash and issued 2,000,000 shares of the Company's common stock, with a fair value of $0.7 million on the Greenhouse Naturals Acquisition Date, to the Sellers. The Company issued a note to the Greenhouse Naturals Sellers for the remaining $5.0 million of the cash purchase price (the "Greenhouse Naturals Note"), and has recorded the Greenhouse Naturals Note at present value of $4.3 million. The difference between the face value of the Greenhouse Naturals Note and the net present value recorded will be amortized to interest expense over the term of the note. Upon final inspection by the State of Massachusetts, the dispensary will be able to open, and the Company hopes that this will occur in the first half of 2023. The Company has allocated the purchase price to a licenses/customer base intangible asset, which has an estimated useful life of 10 years.

MediTaurus LLC

In 2019, the Company acquired a 70.0% ownership interest in MediTaurus LLC ("MediTaurus), a developer of CBD products sold under the Florance brand name, in exchange for stock and cash aggregating $2.8 million. In September 2021, the Company acquired the remaining 30.0% ownership interest of MediTaurus in exchange for 100,000 shares of the Company’s common stock, valued at approximately $94,000, and $10,000 in cash. The carrying value of the noncontrolling interest of approximately $975,000 was eliminated on the date such remaining ownership interest was acquired, and as there was no change in control of MediTaurus from this transaction, the resulting gain on the bargain purchase was recognized in Additional paid-in capital in the consolidated balance sheets. As part of this transaction, the initial purchase agreement was amended, eliminating all future license fees and payments to the prior owners of MediTaurus. The Company has since discontinued sales of its MediTaurus products.

Pending Acquisitions

Allgreens Dispensary, LLC ("Allgreens")

In August 2022, the Company entered into an agreement to purchase 100% of the membership interests in Allgreens Dispensary, LLC (the "Allgreens Agreement"), a conditional adult-use cannabis dispensary license in Illinois for $2,250,000 of cash. Completion of the acquisition is dependent upon certain conditions, including resolution of any remaining legal challenges affecting nearly 200 social equity dispensary licenses, and regulatory approval of the acquisition. Once the acquisition is complete, which the Company expects to occur in 2023, the Company will have five adult-use dispensaries operating in Illinois.

Under the Allgreens Agreement, the Company made an initial advance payment of $250,000 to the Allgreens members, with additional cash payments aggregating $2.0 million to be made as specific milestones as defined in the Allgreens Agreement are reached. The Company will issue promissory notes for the final payment of $1.0 million, which is due at closing (the "Allgreens Notes"). The Allgreens Notes will mature one year from the date the dispensary may begin operating.

Robust Missouri Process and Manufacturing 1, LLC ("Robust")

In September 2022, the Company entered into an agreement to acquire 100% of the membership interests in Robust Missouri Processing and Manufacturing 1, LLC (the "Robust Agreement"), a Missouri wholesale and cultivator, for $0.7 million of cash. Completion of the acquisition is dependent upon obtaining all requisite approvals from the Missouri Department of Health and Senior Services, which is expected to occur in 2023. Under the Robust Agreement, the Company made an initial advance payment of $350,000 to the Robust members, with an additional payment of $350,000 to be made at closing.

Cancelled Acquisition

The Harvest Foundation LLC

In 2019, the Company entered into a purchase agreement to acquire 100% of the ownership interests of The Harvest Foundation LLC (“Harvest”), the Company’s cannabis-licensed client in the State of Nevada. The purchase price was comprised of the issuance of (i) 1,000,000 shares of the Company’s common stock, in the aggregate, to two owners of

Harvest, as a good faith deposit, which were issued upon execution of the purchase agreement. The issued shares were recorded at par value. Such shares were restricted and a portion of these shares could be returned to the Company in the event the transaction did not close. In addition, $1.2 million of the Company’s common stock would be issued at closing and warrants to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock would be granted on the day prior to legislative approval of the transaction.

The acquisition was conditioned upon state regulatory approval of the transaction and other closing conditions. Upon approval, and the fulfillment of other closing conditions, the ownership of Harvest would be transferred to the Company. There was no assurance that the closing conditions to the Company’s acquisition of Harvest, including regulatory approval, would be achieved or that the acquisition would be consummated.

The regulatory approval process for license transfers in Nevada experienced significant delays as a result of multiple factors, including the impact of COVID. Additionally, the progress of this potential acquisition had been delayed as a result of actions taken by the Nevada Cannabis Control Board (the "CCB") relating to regulatory operating violations by Harvest. Harvest was unable to negotiate a settlement with the CCB to resolve these violations, which would have allowed it to proceed with the sale. In October 2022, the CCB issued an order approving the placement of a receiver to oversee Harvest and its licenses. The Company monitored the status of these regulatory matters, and ultimately determined that it should withdraw from the agreement to purchase Harvest, and submitted such request to the CCB. The CCB accepted the request by the Company, releasing the Company from the liabilities related to this cancelled transaction.

(4) EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive.

The calculations of shares used to compute net earnings per share were as follows (in thousands):

	Year ended December 31,
	2022	2021
Weighted average shares outstanding - basic	337,697	326,467
Potential dilutive common shares	42,592	45,930
Weighted average shares outstanding - diluted	380,289	372,397

(5) DEFERRED RENTS RECEIVABLE

The Company is the lessor under operating leases which contain rent holidays, escalating rents over time, options to renew, requirements to pay property taxes, insurance and/or maintenance costs, and prior to the third quarter of 2022, contingent rental payments based on a percentage of monthly tenant revenues. The Company is not the lessor under any finance leases.

The Company recognizes fixed rental receipts from such lease agreements on a straight-line basis over the expected lease term. Differences between amounts received and amounts recognized are recorded in Deferred rents receivable in the consolidated balance sheets. Contingent rentals are recognized only after tenants’ revenues are finalized and if such revenues exceed certain minimum levels.

The Company currently leases or previously leased the following owned properties:

•Delaware – a 45,000 square foot cannabis cultivation, processing, and dispensary facility which is leased to a cannabis-licensed client under a triple net lease that expires in 2035.
•Maryland – a 180,000 square foot cultivation and processing facility which was leased to Kind prior to the Kind Acquisition Date.
•Massachusetts – a 138,000 square foot industrial property, of which approximately half of the available square footage was leased to a non-cannabis manufacturing company (the "Tenant") under a lease that expired in

February 2023. The Tenant currently continues to rent this space on a month-to-month basis.
The Company subleases the following properties:
•Delaware – a 4,000 square foot cannabis dispensary which is subleased to a cannabis-licensed client under a under a sublease that expires in April 2027.
•Delaware – a 100,000 square foot warehouse, of which the Company developed 60,000 square feet into a cultivation facility that is subleased to a cannabis-licensed client. The sublease expires in March 2030, with an option to extend the term for three additional five-year periods. The Company intends to develop the remaining space into a processing facility.
•Delaware – a 12,000 square foot cannabis production facility with offices which is subleased to a cannabis-licensed client. The sublease expires in January 2026 and contains an option to negotiate an extension at the end of the lease term.

The Company submitted invoices to its rental clients aggregating $3.0 million and $18.7 million in the years ended December 31, 2022 and 2021, respectively. The Company recognized rental revenue on a straight-line basis totaling $2.9 million and $20.4 million for the years ended December 31, 2022 and 2021, respectively.

Future minimum rental receipts for non-cancellable leases and subleases as of December 31, 2022 were as follows (in thousands):

Year ending December 31,
2023	$1,406
2024	1,349
2025	1,349
2026	1,218
2027	1,132
Thereafter	4,537
Total	$10,991
(6) NOTES RECEIVABLE

Notes receivable, including accrued interest, at December 31, 2022 and 2021, was comprised of the following (in thousands):

	December 31
	2022	2021
First State Compassion Center (FSCC Initial Note)	$328	$403
First State Compassion Center (FSCC Secondary Notes)	8,160	7,845
First State Compassion Center (FSCC New Note)	750	—
Healer LLC	866	866
Total notes receivable	10,104	9,114
Less: Notes receivable, current portion	(2,637)	(127)
Notes receivable, net of current	$7,467	$8,987

First State Compassion Center

The Company’s cannabis-licensed client in Delaware, First State Compassion Center (“FSCC”), issued a 10-year promissory note to the Company in May 2016 for $0.7 million, bearing interest at a rate of 12.5% per annum and maturing in April 2026, as amended (the "FSCC Initial Note"). The monthly payments on the FSCC Initial Note approximate $10,000. At December 31, 2022 and 2021, the current portions of the FSCC Initial Note approximated $85,000 and $75,000, respectively, and were included in Notes receivable, current, in the consolidated balance sheets.

In December 2021, the Company converted financed trade accounts receivable balances from FSCC aggregating $7.8 million into notes receivable, whereby FSCC issued promissory notes to the Company aggregating $7.8 million (the "FSCC Secondary Notes"). The FSCC Secondary Notes bear interest of 6.0% per annum and mature in December 2025. FSCC is required to make periodic payments of principal and interest throughout the term of the FSCC Secondary Notes. At December 31, 2022, the FSCC Secondary Notes included approximately $49,000 of unpaid accrued interest. The increase in the FSCC Secondary Notes in the year ended December 31, 2022 was attributable to the accreted interest, which increased the value of such notes. The current portion of the FSCC Secondary Notes aggregated $2.5 million at December 31, 2022. The entire balance of the FSCC Secondary Notes was long-term at December 31, 2021.

In December 2022, the Company converted a short-term loan and other receivable balances from FSCC aggregating $750,000 into a note receivable, whereby FSCC issued a promissory note to the Company for $750,000 (the "FSCC New Note"). The FSCC New Note bears interest of 6.0% per annum and matures in December 2026. FSCC is required to make quarterly interest payments, with the full amount of principal due on December 31, 2026. At December 31, 2022, the entire balance of the FSCC New Note was long-term.

Healer LLC

In March 2021, the Company was issued a promissory note in the principal amount of approximately $894,000 (the "Revised Healer Note") from Healer LLC, an entity that provides cannabis education, dosage programs, and products developed by Dr. Dustin Sulak ("Healer"). The principal balance of the note represents previous loans extended to Healer by the Company totaled $800,000, plus approximately $94,000 of accrued interest through the Revised Healer Note issuance date. The Revised Healer Note bears interest of 6.0% per annum and requires quarterly payments of interest through its April 2026 maturity date.

The Company has the right to offset any licensing fees payable by the Company to Healer in the event Healer fails to make any payment when due. In March 2021, the Company offset approximately $28,000 of licensing fees payable to Healer against the principal balance of the Revised Healer Note, reducing the principal amount to approximately $866,000.

At each of December 31, 2022 and 2021, the total amounts of principal and accrued interest due under the Revised Healer Note were approximately $866,000, of which approximately $52,000 was current.

High Fidelity Inc.

In August 2021, a $250,000 loan, which bore interest of 10.0% per annum, to High Fidelity inc., an entity with cannabis operations in the State of Vermont, was repaid in full.

(7) INVENTORY

Inventory at December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Plants	$2,653	$1,015
Ingredients and other raw materials	3,255	262
Work-in-process	7,635	4,661
Finished goods	5,934	3,830
Total inventory	$19,477	$9,768

(8) INVESTMENTS

The Company's investments at December 31, 2022 and 2021 were all classified as current and were comprised of the following (in thousands):

	December 31,
	2022	2021
Flowr Corp.	$—	$251
WM Technology Inc.	123	—
Total investments	$123	$251

The Company did not have any noncurrent investments at December 31, 2022 or 2021.

Flowr Corp. (formerly Terrace Inc.)

In December 2021, Terrace Inc., a Canadian cannabis entity in which the Company had an ownership interest of 8.95% (“Terrace”), was acquired by Flowr Corp. (TSX.V: FLWR; OTC: FLWPF), a Toronto-headquartered cannabis company with operations in Canada, Europe, and Australia (“Flowr”). Under the terms of the transaction, each shareholder of Terrace received 0.4973 of a share in Flowr for each Terrace share held (the "Flowr Investment").

The investment in Flowr was carried at fair value, with changes in fair value recorded as a component of Other expense, net, in the consolidated statements of operations. The Company recorded losses of $0.3 million and $1.1 million in the years ended December 31, 2022 and 2021, respectively. The loss recorded in the year ended December 31, 2022 is comprised of the loss on the change in the Flowr Investment for the year, plus the $61,000 write-off of the remaining fair value of the Flowr Investment in December 31, 2022 arising from Flowr's bankruptcy filing and delisting from the exchanges on which it traded. The loss recognized in the year ended December 31, 2021 represented the change in the fair value of the investment in Flowr for that year.

WM Technology Inc. (formerly MembersRSVP LLC)

In January 2021, the Company and MembersRSVP LLC, an entity that develops cannabis-specific software ("MRSVP), in which the Company owned a 23.0% membership interest, entered into an agreement under which the Company returned membership interests comprising 11.0% ownership in MRSVP in exchange for a release of the Company from any further obligation to make any incremental investments or payments to MRSVP and certain other non-monetary consideration.

In addition to the reduction of the Company's ownership interest to 12.0%, the Company relinquished its right to appoint a member to MSRVP's board of directors. As a result, the Company no longer had the ability to exercise significant influence over MRSVP, and accordingly, as of January 1, 2021, the Company discontinued accounting for this investment under the equity method.

In September 2021, MRSVP sold substantially all of its assets pursuant to an asset purchase agreement. In furtherance of the transaction, the Company received cash proceeds of $1.5 million, representing the Company’s pro rata share of the cash consideration received by MRSVP upon the closing of the transaction. The cash proceeds reduced the Company's MRSVP investment balance to zero and resulted in a gain of $0.3 million, which was reported as a component of Other expense, net, in the Company's consolidated statement of operations for the year ended December 31, 2021.

In February 2022, the Company received 121,698 shares of common stock of WM Technology Inc. (the "MAPS Shares"), a technology and software infrastructure provider to the cannabis industry, which represented the Company's pro rata share of the additional consideration received by MRSVP pursuant to the asset purchase agreement, which had a fair value of approximately $953,000 at the time of receipt. The Company recognized a loss of $0.8 million in the year ended December 31, 2022, which is included as a component of Other (expense) income, net, in the consolidated statement of operations. This amount represents the decrease in the fair value of the MAPS Shares for the period from the Company's receipt of such shares in February 22, 2022 through December 31, 2022.

(9) PROPERTY AND EQUIPMENT

The Company's property and equipment, net, at December 31, 2022 and 2021 was comprised of the following (in thousands):

	December 31,
	2022	2021
Land	$4,450	$4,450
Buildings and building improvements	43,542	35,231
Tenant improvements	17,016	9,745
Furniture and fixtures	2,009	1,888
Machinery and equipment	10,087	7,221
Construction in progress	4,761	10,569
	81,865	69,104
Less: accumulated depreciation	(10,224)	(6,954)
Property and equipment, net	$71,641	$62,150

During the years ended December 31, 2022 and 2021, additions to property and equipment totaled $12.4 million and $18.6 million, respectively. Of the additions to property and equipment, $0.3 million and $0.7 million of such additions in the years ended December 31, 2022 and 2021, respectively, were paid for by the issuance of Company common stock.

Depreciation expense for the years ended December 31, 2022 and 2021 was $3.4 million and $2.1 million, respectively.

(10) INTANGIBLE ASSETS AND GOODWILL

The Company's acquired intangible assets at December 31, 2022 consisted of the following (in thousands):

	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Trade name and trademarks	3.00	$2,041	$453	$1,588
Licenses and customer base	8.94	13,260	675	12,585
Non-compete agreements	2.00	42	14	28
	8.13	$15,343	$1,142	$14,201

Estimated future amortization expense for the Company’s intangible assets at December 31, 2022 was as follows (in thousands):

Year ending December 31,
2023	$2,228
2024	2,214
2025	1,755
2026	1,527
2027	1,527
Thereafter	4,950
Total	$14,201

The changes in the carrying value of the Company’s goodwill in the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year ended December 31,
	2022	2021
Balance at January 1,	$2,068	$2,068
Kind Acquisition	6,011	—
Balance at December 31,	$8,079	$2,068

Goodwill is reviewed on an annual basis for impairment. Based on these reviews and other factors, the Company determined there was no goodwill impairment in the years ended December 31, 2022 and 2021.

(11) MORTGAGES AND NOTES PAYABLE

Mortgages

The Company's mortgage balances at December 31, 2022 and 2021 were comprised of the following (in thousands):

	December 31,
	2022	2021
Bank of New England New Bedford, MA and Middleborough, MA properties	$12,141	$12,499
Bank of New England Wilmington, DE property	1,345	1,463
DuQuoin State Bank Anna, IL and Harrisburg, IL properties	750	778
DuQuoin State Bank Metropolis, IL property	2,508	2,658
DuQuoin State Bank Mt. Vernon, IL property	2,974	—
South Porte Bank Mt. Vernon, IL property	801	816
Total mortgages payable	20,519	18,214
Less: Mortgages payable, current portion	(1,491)	(1,400)
Mortgages payable, net of current	$19,028	$16,814

In November 2017, the Company entered into a 10-year mortgage agreement with Bank of New England in the amount of $4.9 million (the “Initial Mortgage”) for the purchase of a 138,000 square foot industrial property in New Bedford, MA, within which the Company has built a 70,000 square foot cannabis cultivation and processing facility. Pursuant to the Initial Mortgage, the Company made monthly payments of (i) interest-only from the mortgage date through May 2019 at a rate equal to the prime rate plus 2.0%, with a floor of 6.25% per annum, and (ii) principal and interest payments from May 2019 to July 2020 at a rate equal to the prime rate on May 2, 2019 plus 2.0%, with a floor of 6.25% per annum.

In July 2020, at which time the Initial Mortgage had a remaining principal balance of $4.8 million, the parties consummated an amended and restated mortgage agreement, secured by the Company’s properties in New Bedford, MA and Middleborough, MA in the amount of $13.0 million and bearing interest of 6.5% per annum that matures in August 2025 (the “Refinanced Mortgage”). Proceeds from the Refinanced Mortgage were used to pay down the Initial Mortgage and approximately $7.2 million of promissory notes as described below. The outstanding principal balance of the Refinanced Mortgage was $12.1 million and $12.5 million, respectively, at December 31, 2022 and 2021, of which approximately $382,000 and $358,000, respectively, was current.

The Company maintains another mortgage with Bank of New England for the 2016 purchase of a 45,070 square foot building in Wilmington, DE, which was developed into a cannabis seed-to-sale facility and is currently leased to the Company’s cannabis-licensed client in that state. The mortgage matures in 2031, with monthly principal and interest payments at a rate of 5.25% per annum through September 2021, with the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25% per annum. For the remainder of 2022, the interest rate on this mortgage remained at 5.25%. At December 31, 2022 and 2021, the outstanding principal balance on this mortgage was $1.3 million and $1.5 million, respectively, of which approximately $126,000 and $130,000, respectively, was current.

In May 2016, the Company entered into a mortgage agreement with DuQuoin State Bank (“DSB”) for the purchase of properties in Anna, IL and Harrisburg, IL, which the Company developed into two 3,400 square foot free-standing retail dispensaries. On May 5th of each year of the mortgage agreement, this mortgage is due to be repaid unless it is renewed for another year at a rate determined by DSB’s executive committee. The mortgage was renewed in May 2022 at a rate of 6.75% per annum. At December 31, 2022 and 2021, the outstanding principal balance on this mortgage approximated $750,000 and $778,000 respectively, of which approximately $36,000 and $33,000, respectively, was current.

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, IL. The purchase price consisted of 750,000 shares of the Company’s common stock, which were valued at $0.7 million in the aggregate on the date of the transaction, and payoff of the seller’s remaining mortgage of $1.6 million. In connection with this purchase, the Company entered into another mortgage agreement with DSB in the amount of $2.7 million that matures in July 2041 and initially bears interest at a rate of 6.25% per annum, which rate is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. At December 31, 2022 and 2021, the outstanding principal balance on this mortgage was $2.5 million and $2.7 million, respectively, of which approximately $77,000 and $73,000, respectively, was current.

In July 2022, Mari Holdings Mt. Vernon LLC, a wholly-owned subsidiary of the Company, entered into a $3.0 million loan agreement and mortgage with DSB secured by property owned in Mt. Vernon, IL, which the Company is developing into a grow and production facility (the "DSB Mt. Vernon Mortgage"). The DSPB Mt. Vernon Mortgage has a 20-year term and initially bears interest at the rate of 7.75%, subject to upward adjustment on each annual anniversary date to the Wall Street Journal U.S. Prime Rate (with an interest rate floor of 7.75%). The proceeds of the loan are being utilized for the build-out of the property and other working capital needs. The current portion of the DSB Mt Vernon Mortgage was approximately $68,000 at December 31, 2022.

In February 2020, the Company entered into a mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, IL. Pursuant to the amended mortgage agreement, the mortgage shall be repaid in monthly installments of principal and interest of approximately $6,000 which began in August 2021 and continues through its maturity in June 2023, at which time all remaining principal, interest and fees shall be due.

Promissory Notes

Promissory Notes Issued by the Company and its MariMed Hemp Inc. Subsidiary

In February 2020, the Company and MariMed Hemp Inc., its wholly-owned subsidiary (“MMH”), amended a secured $10.0 million promissory note (the “$10.0M Note”) issued to an unaffiliated party (the “Noteholder”) earlier in 2020. The $10.0M Note, which provided for the repayment of principal plus a payment of $1.5 million (the “$1.5M Payment”), was amended, whereby the Company and MMH issued a restated promissory note maturing in June 2020 in the principal amount of $11.5 million (the “$11.5M Note”), comprised of the principal amount of the $10.0M Note and the $1.5M Payment. The $11.5M Note bore interest at a rate of 15.0% per annum, requiring periodic interest payments and minimum amortization payments of $3.0 million in the aggregate, which the Company made in the first half of 2021.

The Company entered into a second amendment agreement with the Noteholder in June 2020, whereby (i) $352,000 of outstanding principal of the $11.5M Note was converted into 1,900,000 shares of the Company’s common stock (which did not result in a material extinguishment gain or loss as the conversion price approximated the price of the Company’s common stock on the second amendment agreement date), and (ii) the Company and MMH issued a second amended and restated promissory note in the principal amount of approximately $8.8 million, comprised of the outstanding principal and unpaid interest balances of the $11.5M Note, plus an extension fee of approximately $330,000, bearing interest at a rate of 15.0% per annum and which matured in June 2022 (the “$8.8M Note”). In addition, the Company issued three-year warrants to the Noteholder to purchase up to 750,000 shares of common stock at an exercise price of $0.50 per share. The fair value of these warrants on the issuance date of approximately $66,000 was recorded as a discount to the $8.8M Note, and amortized to interest expense over the life of the $8.8M Note.

The Company made a required principal payment of $4.0 million in July 2020, with a portion of proceeds of the Refinanced Mortgage discussed above, and additional principal payments aggregating $0.6 million in the year ended December 31, 2020. Accordingly, the carrying value of the $8.8M Note was $4.2 million at December 31, 2020.

The Noteholder had the option to convert the $8.8M Note, in whole or in part, into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to certain conversion limitations. This non-detachable conversion feature had no intrinsic value on the agreement date, and therefore no beneficial conversion feature arose. In March 2021, the Noteholder converted $1.0 million of principal and approximately $10,000 of accrued interest into 3,365,972 shares of the Company’s common stock, reducing the carrying value of the $8.8M Note to $3.2 million.

The Company entered into a third amendment agreement with the Noteholder in April 2021, whereby the Company and MMH issued a third amended and restated promissory note in the principal amount of $3.2 million (the “$3.2M Note”), which bore interest at the rate of 0.12% per annum and which would mature in April 2023. The Noteholder had the option to convert, subject to certain conversion limitations, all or a portion of the $3.2M Note into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The third amended agreement resulted in a decrease in the fair value of the embedded conversion feature of the $3.2M Note, and accordingly, no accounting was required for such conversion feature.

On or after the one-year anniversary of the $3.2M Note issuance date, upon twenty days prior written notice to the Noteholder, the Company had the right to prepay all of the outstanding principal and unpaid interest of the $3.2M Note, along with a prepayment premium equal to 10.0% of the principal amount being prepaid. The Noteholder remained entitled to convert the $3.2M Note during such notice period. On or after the one-year anniversary of the $3.2M Note issuance date, the Noteholder has the right to require the redemption in cash of up to $125,000 of principal and unpaid interest thereon per calendar month.

In 2021, the Noteholder converted $2.8 million of principal on the $3.2M Note into 8,033,296 shares of the Company’s common stock, reducing the carrying value of the $3.2M Note to $0.4 million at December 31, 2021. All note conversions were effected in accordance with the terms of their respective note agreements, and accordingly, the Company was not required to record a gain or loss on such conversions.

In the first quarter of 2022, the Noteholder converted the remaining principal balance of $0.4 million into 1,142,858 shares of the Company's common stock and the $3.2M Note was retired. The note conversion was effected in accordance with the terms of the note agreement, and accordingly, the Company was not required to record a gain or loss on this conversion.

Promissory Notes Issued Pursuant to an Exchange Agreement

In February 2020, pursuant to an exchange agreement (see Note 13), the Company issued two promissory notes in the aggregate principal amount of $4.4 million, bearing interest at 16.5% per annum and maturing in August 2021 (the “$4.4M Notes”), in exchange for a loan in the same amount. At December 31, 2021, the principal and accrued interest balance of the $4.4M Notes was $4.6 million. In March 2021, utilizing a portion of the proceeds from the Hadron transaction (see Note 13), the $4.4M Notes were paid in full, along with accrued interest through the repayment date.

Promissory Notes Issued for Operating Liquidity

In April 2020, the Company entered into a note extension agreement (the “Initial Extension Agreement”) with the unaffiliated holder (the “Holding Party”) of a secured $6.0 million promissory note (the “$6.0M Note”) issued by the Company in 2020. The $6.0M Note bore interest at a rate of 13.0% per annum and required the payment of a service fee of $0.9 million (the “Service Fee”).

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

Prior to the issuance of the $6.0M Note, the Company raised $3.0 million from the issuance of a secured promissory note to the Holding Party in 2019, bearing interest at a rate of 10.0% per annum (the “$3.0M Note”). The maturity date of the $3.0M Note, initially in March 2020, was extended for an additional six months in accordance with its terms, with the interest rate increasing to 12.0% per annum during the extension period. Pursuant to the Initial Extension Agreement, the maturity date of the $3.0M Note was extended to December 2020.

The Company and the Holding Party entered into a second note extension agreement in October 2020 (the “Second Extension Agreement”) whereby the Company (i) paid $1.0 million of principal and all outstanding accrued interest of approximately $333,000 on the $6.8M Note; (ii) issued an amended and restated senior secured promissory note in the principal amount of $5.8 million (the “$5.8M Note”) to replace the $6.8M Note; and (iii) amended and restated the $3.0M Note (the “New $3.0M Note”, and together with the $5.8M Note, the “Amended Notes”). The Amended Notes bore interest at a rate of 12.0% per annum with initial maturity dates in September 2022.

In consideration of the Second Extension Agreement, the Company (i) issued four-year warrants to the Holding Party’s designees to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share; (ii) paid the Holding Party a fee of $100,000; and (iii) extended the security interest in certain Company properties and the pledge of certain equity interests to secure the Amended Notes. The Company recorded a discount on the Amended Notes of approximately $573,000 based on the fair value of such warrants on the issuance date, of which approximately $75,000 was amortized as of the end of 2021, with the remainder to be amortized over the life of the Amended Notes.

The Company made a required principal payment of $400,000 on the $5.8M Note in February 2021. In March 2021, utilizing a portion of the proceeds from the Hadron transaction (see Note 13), the Amended Notes were paid in full, along with accrued interest through the repayment date. Additionally, the remaining discount of approximately $450,000 on these notes was fully amortized on the payment date.

Promissory Notes Issued as Purchase Consideration

Greenhouse Naturals Acquisition

In connection with the Greenhouse Naturals Acquisition, the Company issued the Greenhouse Naturals Note (see Note 3) to the Greenhouse Naturals Sellers. The Greenhouse Naturals Note had an outstanding balance of $5.0 million at December 31, 2022, including $0.7 million recorded as a debt discount, which will be accreted through the term of the note. At December 31, 2022, $0.9 million was recorded as current.

Kind Acquisition

In connection with the Kind Acquisition, the Company issued the Kind Notes (see Note 3) to the Kind Sellers. The Kind Notes had an aggregate outstanding balance of $5.5 million at December 31, 2022, of which $1.6 million was current.

On January 24, 2023, in connection with the Company's new $35.0 million credit facility (see Note 22), the Company repaid the Kind Notes in full, aggregating $5.4 million, including approximately $20,000 of accrued interest. There was no penalty in connection with the early repayment of the Kind Notes.

Promissory Notes Issued to Purchase Commercial Vehicles

In August 2020, the Company entered into a note agreement with First Citizens’ Federal Credit Union for the purchase of a commercial vehicle. The note bears interest of 5.74% per annum and matures in July 2026. At December 31, 2022 and 2021, the balance of this note approximated $20,000 and $26,000, respectively, of which approximately $5,000 was current at each date.

In June 2021, the Company entered into a note agreement with Ally Financial for the purchase of a second commercial vehicle. The note bears interest of 10.0% per annum and matures in May 2027. At December 31, 2022 and 2021, the balance of this note approximated $28,000 and $33,000, respectively, of which approximately $7,000 and $5,000, respectively, was current.

Promissory Note Issued by MMH

MMH issued a $1.0 million promissory note (the “$1.0M Note”) in 2020 to an unaffiliated party and paid $0.5 million of principal amount thereof. In March 2021, the Company paid interest on the $1.0M Note of $0.2 million and paid off the remaining principal balance of $0.5 million utilizing a portion of the proceeds from the Hadron transaction (see Note 13).

Other Promissory Note Issuances

In addition to the above transactions, in March 2021, the Company repaid in full promissory notes entered into in prior years. The payments aggregated $2.3 million, comprised of $2.0 million of principal and $0.3 million of accrued interest.

(12) DEBENTURES PAYABLE

In a series of transactions between October 2018 and February 2020, the Company sold an aggregate of $21.0 million of convertible debentures (the “$21M Debentures”) to an unaffiliated investor pursuant to an amended securities purchase agreement. As of December 31, 2020, $1.0 million of the $21M Debentures had not been previously converted into the Company's common stock (the "Remaining Debenture Balance").

During the first quarter of 2021, the holder of the $21M Debentures (the “Holder”) converted the Remaining Debenture Balance into the Company’s common stock at conversion prices equal to 80.0% of a calculated average of the daily volume-weighted price preceding the date of conversion, and an aggregate of $1.3 million of principal and approximately $56,000 of accrued interest was converted into 4,610,645 shares of the Company's common stock at a conversion price of $0.29 per share.

These conversions were effected in accordance with the terms of the debenture agreements, and therefore the Company was not required to record a gain or loss on such conversions. The conversions were limited in any given month to certain agreed-upon amounts based on the conversion price, and the Holder was also limited from beneficially owning more than 4.99% of the Company’s outstanding common stock.

(13) MEZZANINE EQUITY

Series B Convertible Preferred Stock

In February 2020, the Company entered into an exchange agreement with two institutional shareholders (the “TIS Exchange Agreement”) whereby the Company (i) exchanged 4,908,333 shares of the Company’s common stock previously acquired by the two institutional shareholders for an equal number of shares of the Company's newly designated Series B convertible preferred stock, and (ii) issued the $4.4M Notes (see Note 11).

In connection with the TIS Exchange Agreement, the Company filed (i) a certificate of designation with respect to the rights and preferences of the Series B convertible preferred stock, and (ii) a certificate of elimination to return all shares of the Series A convertible preferred stock, of which no shares were issued or outstanding, to the status of authorized and unissued shares of undesignated preferred stock.

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

At any time on or prior to the six-year anniversary of the issuance date of the Series B convertible preferred stock, (i) the Series B Holders have the option to convert their shares of Series B convertible preferred stock into common stock at a conversion price of $3.00 per share, without the payment of additional consideration, and (ii) the Company has the option to convert all, but not less than all, of the shares of Series B convertible preferred stock into the Company's common stock at a conversion price of $3.00 if the daily volume weighted average price of common stock (the “VWAP”) exceeds $4.00 per share for at least twenty consecutive trading days prior to the date on which the Company gives notice of such conversion to the Series B Holders.

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

The Company shall at all times when the Series B convertible preferred stock is outstanding, reserve and keep available enough of its authorized but unissued capital stock, for the purpose of effecting the conversion of the Series B convertible preferred stock, such number of its duly authorized shares of common stock as shall from time to time be sufficient to effect the conversion of all outstanding Series B convertible preferred stock.

Series C Convertible Preferred Stock

In March 2021, the Company entered into a securities purchase agreement with Hadron Healthcare Master Fund (“Hadron”) with respect to a financing facility of up to $46.0 million in exchange for newly-designated Series C convertible preferred stock of the Company and warrants to purchase the Company’s common stock (the "Hadron Facility").

At the closing of the transaction in March 2021, Hadron purchased $23.0 million of Units (as defined below) at a price of $3.70 per Unit. Each Unit is comprised of one share of Series C preferred stock and a four-year warrant to purchase two and one-half shares of common stock. Accordingly, the Company issued to Hadron 6,216,216 shares of Series C preferred stock and warrants to purchase up to an aggregate of 15,540,540 shares of common stock. Each share of Series C preferred stock is convertible, at Hadron’s option, into five shares of MariMed common stock, and each warrant is exercisable at an exercise price of $1.087 per share. The warrants shall be subject to early termination if certain milestones are attained, and the market value of the Company’s common stock reaches certain predetermined levels. The fair value of the warrants of approximately $9.5 million on the issuance date was allocated to the proceeds and recorded as additional paid-in capital. The Company incurred costs of approximately $387,000 related to the issuance of the aforementioned shares to Hadron, which was recorded as a reduction to additional paid-in capital in March 2021.

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

Of the $23.0 million of proceeds received by the Company in March 2021, $7.8 million was designated to fund construction and upgrades of certain of the Company’s owned and managed facilities during 2021 and $15.2 million was used to pay down debt and obligations, comprised of principal and interest on various notes outstanding (see Note 11) and payments of certain amounts due to related parties (see Note 19).

Provided that at least 50.0% of the shares of Series C convertible preferred stock remained outstanding, the holders had the right to appoint one observer to the Company’s board and to each of its board committees, and appoint a member to the Company’s board if and when a seat became available, at which time the observer roles would terminate. The transaction also imposed certain covenants on the Company with respect to the incurrence of new indebtedness, the issuance of additional shares of any designation of preferred stock, and the payment of distributions.

No further funding has occurred under the Hadron Facility and, on August 4, 2022, the Company and Hadron entered into a second amendment to the purchase agreement pursuant to which, inter alia, (i) Hadron's obligation to provide any further funding to the Company and the Company's obligation to sell any further securities to Hadron was terminated, (ii) Hadron's right to appoint a designee to the Company's board of directors was eliminated, and (iii) certain covenants restricting the Company's incurrence of new indebtedness were eliminated.

(15) REVENUE

For the years ended December 31, 2022 and 2021, the Company’s revenue was comprised of the following major categories (in thousands):

	Year ended December 31,
	2022	2021
Product sales - retail	$92,836	$82,127
Product sales - wholesale	32,865	26,119
Total product revenue	125,701	108,246
Other revenue:
Real estate rentals	3,526	6,548
Supply procurement	3,353	2,108
Management fees	848	3,079
Licensing fees	582	1,483
Total other revenue	8,309	13,218
Total revenue	$134,010	$121,464

(14) STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stockholder Resolutions

At the Company’s 2021 annual meeting of stockholders in September 2021 (the “2021 Annual Meeting”), stockholders approved an amendment to the Company’s certificate of incorporation, increasing the number of authorized shares of common stock from 500 million to 700 million.

Also at the 2021 Annual Meeting, stockholders approved an amendment to the Company’s Amended and Restated 2018 Stock Award and Incentive Plan (the “2018 Plan”), increasing the aggregate number of shares available for issuance under the Plan from 40 million to 70 million.

Amended and Restated 2018 Stock Award and Incentive Plan

The 2018 Plan provides for the award of options to purchase the Company's common stock ("stock options"), restricted stock units ("RSUs"), stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance shares or other stock-based performance awards, as well as other stock- or cash-based awards. At December 31, 2022, there were 29,969,580 total shares of common stock available for future issuance under the 2018 Plan.

Stock Options

A summary of the Company's stock option activity during the year ended December 31, 2022 is below:

	Shares	Weighted average exercise price
Outstanding at January 1, 2022	39,821,671	$1.10
Granted	805,500	$0.61
Exercised	(367,248)	$0.22
Forfeited	(1,455,250)	$1.00
Expired	(2,300,000)	$2.24
Outstanding at December 31, 2022	36,504,673	$0.82

The amount reported as stock options exercised was comprised of 55,000 options exercised in cash transactions, from which the Company received approximately $10,000, and a cashless exercise of 312,248 stock options, under which 200,000 shares were released and 112,248 shares were returned to the Company in lieu of cash.

Stock options granted under the 2018 Plan generally expire five years from the date of grant. At December 31, 2022, the options outstanding had a weighted average remaining life of approximately three years.

The grant date fair values of stock options granted in the year ended December 31, 2022 were estimated using the Black-Scholes valuation model with the following assumptions:

Estimated life (in years)	5.0
Weighted average volatility	93.24%
Weighted average risk-free interest rate	3.18%
Dividend yield	—

Restricted Stock Units

The Company began to grant restricted stock units ("RSUs") under the 2018 Plan in the fourth quarter of 2022. Holders of unvested restricted stock units ("RSUs") do not have voting and dividend rights. The grant date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service periods. The fair value of RSUs is determined based on the market value of the Company's shares on the date of grant.

The Company granted 2,433,332 RSUs in the year ended December 31, 2022, 833,333 RSUs were granted to each of the Company's then-Chief Executive Officer and its President, 666,667 RSUs were granted to the Company's Chief Operating Officer, and 33,333 RSUs were granted to each of the three independent members of its Board of Directors. Each of these RSUs had a grant date fair value of $0.53.

At December 31, 2022, there were 1,599,999 unvested RSUs outstanding.

Warrants

In April 2022, 750,000 warrants were exercised in a cashless transaction under which the Company withheld 515,039 shares underlying such warrants and issued 234,961 shares of common stock. In October 2022, 896,031 warrants were exercised in a cashless transaction under which the Company withheld 813,694 shares underlying such warrants and issued 82,337 shares of common stock.

At December 31, 2022, warrants to purchase up to 22,855,540 shares of common stock were outstanding, with a weighted average exercise price of $0.85.

Other Common Stock Issuances

During 2021 and 2022, the Company issued an aggregate of 12,542,126 shares of common stock in a series of conversions of a promissory note in the original principal amount of $8.8 million, of which 1,142,858 shares were issued in the first quarter of 2022, resulting in the promissory note being fully paid and retired (see Note 11).

In addition to the activity described previously, the Company also issued during the year ended December 31, 2022:

•4,343,750 shares of restricted common stock in the aggregate as purchase consideration for two business acquisitions with an aggregate fair value of $2.2 million (see Note 3);
•422,535 shares of restricted common stock with a fair value of approximately $300,000 to purchase property and equipment;
•375,000 shares of restricted common stock with a fair value of approximately $275,000 in exchange for consulting services;
•350,000 shares of restricted common stock with a grant date fair value of approximately $217,000 to the Company’s Chief Financial Officer in connection with her appointment;
•218,345 shares of restricted common stock under a royalty agreement with an aggregate fair value of approximately $121,000;
•34,976 shares of common stock issued in connection with the vesting of restricted stock units with a grant date fair value of approximately $19,000 (see "Extension of Exercise Period and Accelerated Vesting of RSUs" below); and
•17,227 shares of restricted common stock to an employee with an aggregate grant date fair value of approximately $9,000.

Extension of Exercise Period and Accelerated Vesting of RSUs

In connection with the death of the Company's former Chief Executive Officer Robert Fireman ("Mr. Fireman") on December 11, 2022, the Company, in accordance with the 2018 Plan, extended the exercise period for Mr. Fireman's outstanding stock options, which were fully vested, to the earlier of three years from the date of death or the contractual expiration date of the respective stock options. Accordingly, Mr. Fireman's stock options will remain exercisable until December 11, 2025. Additionally, the Compensation Committee of the Company's Board of Directors, as prescribed in the 2018 Plan, accelerated the vesting, on a prorated basis, of Mr. Fireman's RSUs, which had been granted to him on October 27, 2022, such that 34,976 RSUs were accelerated and the underlying shares were released in trust to Mr. Fireman's estate on December 30, 2022. The remaining 798,357 unvested RSUs that had been granted to Mr. Fireman on October 27, 2022 were forfeited and returned to the 2018 Plan. These amounts are included in the information related to RSUs above.

Stock-Based Compensation

The Company recorded stock-based compensation expense of $6.3 million and $13.4 million for the years ended December 31, 2022 and 2021, respectively.

Common Stock Issuance Obligations

At December 31, 2022, the Company was obligated to issue 70,000 shares of common stock in the aggregate, with an aggregate grant date fair value of approximately $39,000, to two employees. The Company had no such obligation at December 31, 2021.

(16) MAJOR CUSTOMERS

The Company did not have any customers that contributed 10% or more of total revenue in the years ended December 31, 2022 or 2021.

At December 31, 2022, there were no customers that accounted for 10% or more of the Company' accounts receivable balance. At December 31, 2021, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 28% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable.

(17) BAD DEBT

The Company maintains an allowance against trade accounts receivable (the “AR Allowance”) and previously also reserved against cash advanced by the Company to a cannabis-licensed client for working capital purposes (the "WC Reserve”).

During the year ended December 31, 2022, the Company recorded $3.8 million of expense to increase its AR Allowance. During the year ended December 31, 2021, the Company increased the AR Allowance and the WC Reserve by $1.4 million and $0.5 million, respectively. The increase to the WC Reserve in the year ended December 31, 2021 was related to Harvest's working capital balance (see Note 3). These amounts are reported as Bad debt in the consolidated statements of operations for the respective years.

(18) LEASES

Lease Commitments

The Company is the lessee under six operating leases and seven finance leases. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments.
The details of the Company’s operating lease agreements are as follows:

•Delaware – 4,000 square feet of retail space in a multi-use building under a five-year lease that expires in April 2027 that the Company has developed into a cannabis dispensary, which is subleased to a cannabis-licensed client.
•Delaware – a 100,000 square foot warehouse, of which the Company developed 60,000 square feet into a cultivation facility, and is developing the remaining space into a processing facility, subleased to a cannabis-licensed client. The lease expires in March 2030, with an option to extend the term for three additional five-year periods.
•Delaware – a 12,000 square foot premises which the Company developed into a cannabis production facility with offices, and is subleased to a cannabis-licensed client. The lease expires in January 2026 and contains an option to negotiate an extension at the end of the lease term.
•Massachusetts – 10,000 square feet of office space which the Company utilizes as its corporate offices under a lease with a related party expiring in 2028, with an option to extend the term for an additional five-year period.
•Massachusetts – a 2,700 square foot dispensary, which lease the Company assumed under a lease that expires in 2026, with options to extend the term for three additional five-year periods through 2041.
•Maryland – a 2,700 square foot two-unit apartment under a lease that expires in July 2023.

The Company leases machinery and office equipment under finance leases that expire in July 2023 through January 2028 with such terms being a major part of the economic useful life of the leased property.

The components of lease expense for the year ended December 31, 2022 were as follows (in thousands):

Operating lease expense	$1,160

Finance lease expense:
Amortization of right-of-use assets	$169
Interest on lease liabilities	47
Total finance lease expense	$216

The weighted average remaining lease term for operating leases and finance leases is 6.3 years and 3.7 years, respectively. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was between 7.50% to 12.75% for all leases.

Future minimum lease payments as of December 31, 2022 under all non-cancelable leases having an initial or remaining term of more than one year were as follows (in thousands):

Year ending December 31,	Operating leases	Finance leases
2023	$1,153	237
2024	1,158	216
2025	1,178	215
2026	1,127	95
2027	1,066	46
Thereafter	2,143	2
Total lease payments	7,825	811
Less: imputed interest	(2,379)	(125)
Present value of lease liabilities	$5,446	686

In November 2021, the Company entered into lease agreements for six retail properties, each with square footage between 4,000 and 6,000 square feet, in the State of Ohio (each an “Ohio Lease” and collectively the “Ohio Leases”). Each Ohio Lease had an initial lease period of eleven months, with a minimum rent of $31.00 per square foot, which increased 3.0% annually. Should the Company be awarded one or more cannabis licenses by the state of Ohio prior to the end of the initial lease period, it could extend the term of one or more of the Ohio Leases to ten years (with two additional five-year options to extend) upon the payment of $50,000 for the extended Ohio Lease, which the Company is building out into a medical use dispensary.

In February 2022, the Company was notified that it was awarded a cannabis dispensary license from the State of Ohio. The Company is awaiting the final verification process to be completed by the state. In April 2022 the Company extended the term of one of the Ohio Leases to February 2023 (the "Extended Ohio Lease"), and the remaining five Ohio Leases were terminated. The Company intends to enter into a ten-year lease on the Extended Ohio Lease property, which will become effective upon the completion of the final verification process by the state, which is expected to occur in the first half of 2023. As of December 31, 2022, the lease term of the Extended Ohio Lease was less than one year, and the Company was not required to record a right-of-use asset and corresponding lease liability on its balance sheet. Accordingly, the future lease payments of the Extended Ohio Lease are excluded from the table of future minimum lease payments shown above.

(19) RELATED PARTY TRANSACTIONS

The Company’s corporate offices are leased from an entity in which the Company’s President and Chief Executive Officer ("Mr. Levine") has an investment interest. This lease expires in October 2028 and contains a five-year extension option. Expenses under this lease in both of the years ended December 31, 2022 and 2021 approximated $156,000.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s Chief Operating Officer (the "COO"). Purchases from this entity totaled $4.8 million and $4.9 million in the years ended December 31, 2022 and 2021, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the COO and the Company's Chief Revenue Officer (the "CRO") under a royalty agreement. This agreement was amended effective January 1, 2021 whereby, among other modifications, the royalty percentage changed from 2.5% on all sales of Betty’s Eddies products to 3.0% if sold directly by the Company and between 1.3% and 2.5% if licensed by the Company for sale by third parties. Future developed products (i.e., ice cream) have a royalty rate of 0.5% if sold directly by the Company and between 0.125% and 0.135% if licensed by the Company for sale by third parties. The aggregate royalties due to this entity for the years ended December 31, 2022 and 2021 approximated $219,000 and $266,000, respectively.

During the years ended December 31, 2022 and 2021, one of the Company’s majority-owned subsidiaries paid distributions aggregating approximately $27,300 and $44,000, respectively, to Mr. Fireman and Mr. Levine, who own minority equity interests in such subsidiary. In addition, the Company accrued $1,800 in the aggregate at December 31, 2022 for payments relate to the fourth quarter of 2022.

During the years ended December 31, 2022 and 2021, another of the Company’s majority-owned subsidiaries paid distributions of approximately $17,500 and $7,000 to a current employee who owns a minority equity interest in such subsidiary, and accrued $9,000 at December 31, 2022 for a payment related to the fourth quarter of 2022.

During the years ended December 31, 2022 and 2021, the Company purchased fixed assets and consulting services aggregating $1.2 million and $0.9 million, respectively, from two entities owned by two of the Company’s general managers.

During the years ended December 31, 2022 and 2021, the Company purchased fixed assets aggregating approximately $600,000 and $642,000 from an entity owned by an employee.

In the first quarter of 2021, the Company made payments aggregating $1.2 million that had been accrued at December 31, 2020, comprised of approximately $460,000 paid to Mr. Fireman, $653,000 paid to entities owned by Mr. Fireman and Mr. Levine, and $45,000 paid to a stockholder of the Company.

At December 31, 2022, the Company’s mortgages with Bank of New England, DuQuoin State Bank, and South Porte Bank were personally guaranteed by Mr. Levine.

(20) INCOME TAXES

The Company recorded provisions for income taxes of $5.9 million and $16.2 million for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the Company’s cumulative federal net operating losses were $39.2 million and $24.0 million, respectively. The provision recorded in the year ended December 31, 2022 was due in part to the impact of Section 280E of the Internal Revenue Code, which prohibits the deduction certain ordinary business expenses, and true-ups from changes that occurred between when the provision for the year ended December 31, 2021 was determined and when the related tax return was filed.

Reconciliations of the Company’s effective tax rates and the statutory tax rate for the years ended December 31, 2022 and 2021 were as follows:

	Year ended December 31,
	2022	2021
U.S federal taxes at the statutory rate	21.0%	21.0%
State taxes net of federal benefit	12.8%	16.5%
Section 280E adjustment	11.6%	14.7%
Stock-based compensation	2.2%	10.5%
FIN 48 reserve	19.5%	—%
Return to Provision adjustments	(48.7)%	(19.8)%
Other	8.2%	0.9%
Valuation allowance	2.0%	19.5%
Effective tax rate	28.6%	63.3%

The income tax effect of the Company’s loss carryforwards and temporary differences at December 31, 2022 and 2021 were as follows:

	Year ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$6,947	6,981
Allowance for doubtful accounts	256	11,810
Stock compensation	2,557	2,557
Loss on equity investments	8,602	8,633
Goodwill write-offs	1,188	1,263
Change in fair value of investments	616	599
Lease payments	525	171
Reserves	225	148
Other	95	—
Deferred tax liabilities:
Depreciation	(4,758)	(2,520)
Real estate revenue	(500)	(1,000)
Net deferred tax asset	15,753	28,642
Valuation allowance	(15,753)	(28,642)
Total	$—	$—

Federal net operating losses carry forward indefinitely, subject to an annual limitation of 80% of taxable income, while state net operating losses expire at various dates beginning in 2031. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code Section 382. The Company recorded valuation allowances against its net deferred tax assets at December 31, 2022 and 2021 due to the uncertainty regarding the realization of such assets. The Company’s assessment of the realization of its deferred tax assets in future periods may differ due to changing circumstances.

The Company's gross unrecognized tax benefits for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year ended December 31,
	2022	2021
Balance at January 1,	$—	$—
Additions based on tax positions related to prior years	4,014	—
Balance at December 31,	$4,014	$—

All of the unrecognized tax benefits are included as a component of Income taxes payable, which is a current liability. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. During the year ended December 2022, the Company's unrecognized tax benefits increased by $4.0 million as a result of uncertain tax positions relating to net operating losses deducted by subsidiaries that are subject to the provision of Section 280E of the Internal Revenue Code. The Company believes that its reserves for uncertain tax positions are appropriate, and that it has meritorious defenses for its tax filings and will vigorously defend them during any audit process, appellate process and through litigation in courts, as necessary.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2018 through 2022.

At December 31, 2022, the Company recorded a receivable for income taxes of $3.1 million, comprised of $1.3 million of overpayments that will be applied to future periods and $1.8 million that was requested for refund from the Internal Revenue Service. This receivable is reported as a component of Other current assets in the Company's consolidated balance sheet at December 31, 2022.

(21) COMMITMENTS AND CONTINGENCIES

Maryland Litigation and DiPietro Lawsuit

In November 2019, Kind Therapeutics USA Inc. ("Kind") filed a complaint against the Company in the Circuit Court for Washington County, Maryland, captioned Kind Therapeutics USA, Inc. vs. MariMed Inc., et al. (Case No. C-21-CV-19-000670) (the "Maryland Litigation").

In August 2020, Jennifer DiPietro, directly and derivatively on behalf of Mari Holdings MD LLC ("Mari-MD") and Mia Development LLC ("Mia") commenced a suit against the Company's then-Chief Executive Officer and then-Chief Financial Officer and its wholly-owned subsidiary MariMed Advisors Inc., in Suffolk Superior Court, Massachusetts (the "DiPietro Lawsuit").

In December 2021, (i) the parties in the Maryland Litigation and the DiPietro Lawsuit entered into a global Confidential Settlement and Release Agreement (the "Settlement Agreement") in resolution of both litigation matters and (ii) the Company entered into (a) a membership interest purchase agreement with the members of Kind to acquire 100% of the equity ownership of Kind (the "Kind Acquisition") and (b) a membership interest purchase agreement with Jennifer DiPietro to acquire her entire equity ownership interest in Mari-MD and Mia (the "DiPietro Acquisition").

In April 2022, following the consummation of the Kind Acquisition, the Maryland Litigation was dismissed in its entirety with prejudice, and the parties released each other from any and all claims between them.

In June 2022, upon the approval of the court in the DiPietro Lawsuit, the DiPietro Acquisition was consummated and the parties released each other from any and all direct and derivative claims, and a stipulation dismissing all claims and counterclaims with prejudice was filed with the court.

Bankruptcy Claim

During 2019, the Company’s MMH subsidiary sold and delivered hemp seed inventory to OGG, Inc. (f/k/a GenCanna Global Inc.), a Kentucky-based cultivator, producer, and distributor of hemp (“GenCanna”). At the time of sale, the Company owned a 33.5% ownership interest in GenCanna. The Company recorded a related party receivable of approximately $29 million from the sale, which was fully reserved on December 31, 2019.

On January 24, 2020, an involuntary bankruptcy proceeding under Chapter 11 was filed against GenCanna and its wholly-owned subsidiary, OGGUSA Inc. (f/k/a GenCanna Global US, Inc.) ("OGGUSA" and together with GenCanna, the "OGGUSA Debtors") in the U.S. Bankruptcy Court in the Eastern District of Kentucky (the "Bankruptcy Court"). In February 2020, the OGGUSA Debtors, under pressure from certain of its creditors including its senior lender MGG Investment Group LP (MGG"), agreed to convert the involuntary bankruptcy proceeding into a voluntary Chapter 11 proceeding. The OGGUSA Debtors' subsidiary, Hemp Kentucky LLC, also filed voluntary petitions under Chapter 11 in the Bankruptcy Court.

In May 2020, after an abbreviated solicitation/bid/sale process, the Bankruptcy Court, over numerous objections by creditors and shareholders of the OGGUSA Debtors, which included the Company, entered an order authorizing the sale of all or substantially all of the assets of the OGGUSA Debtors to MGG. After the consummation of the sale of all or substantially all of their assets and business, the OGGUSA Debtors filed their liquidating plan of reorganization (the “Liquidating Plan”) to collect various prepetition payments and commercial claims against third parties, liquidate the remaining assets of the OGGUSA Debtors, and make payments to creditors. The Liquidating Plan was confirmed by the Bankruptcy Court on November 12, 2020.

Since the approval of the Liquidating Plan, the OGGUSA Debtors have been in the process of liquidating the remaining assets, negotiating and prosecuting objections to other creditors’ claims, and pursuing the collection of accounts receivable and Chapter 5 bankruptcy avoidance claims.

In January 2022, the Company, at the request of Oxford Restructuring Advisors LLC, the administrator of the Liquidating Plan for the OGGUSA Debtors (the "Plan Administrator"), executed a written release of claims, if any, of the Company against Huron Consulting Group (“Huron”), a financial consulting and management company retained by the senior lender of the OGGUSA Debtors to perform loan management services for the lender and OGGUSA Debtors prior to and during their Chapter 11 bankruptcy cases. Such release was executed in connection with a comprehensive settlement agreement between the OGGUSA Debtors and Huron. In consideration for the Company’s execution of the release, Huron paid an additional $40,000 to the bankruptcy estates of the OGGUSA Debtors to be included in the funds to be distributed to creditors, including the Company.

In connection with the discussions of the Company with the OGGUSA Debtors relating to the Huron settlement, the Plan Administrator raised issues relating to a potential claim against MariMed Hemp, Inc. ("MHI") for certain preferential transfers of assets, which were valued at $250,000 by the Plan Administrator, of the OGGUSA Debtors alleged to have been made to MHI in payment of a $600,000 loan made by the Company prior to the Chapter 11 bankruptcy of the OGGUSA Debtors (the "Preferential Claim"). On April 20, 2022, the Plan Administrator filed its Complaint to Avoid and Recover Transfers Pursuant to 11 U.S.C. §§547 and 550 and to Disallow Claims Pursuant to 11 U.S.C. §502 (the "Complaint"), asserting the Preferential Claim seeking the recovery of an amount no less than $200,000 and to disallow the MHI claim until such time as such preferential transfer has been repaid to the OGGUSA Debtors. On August 1, 2022, an answer to the Complaint was filed, asserting counterclaims and third-party claims against OGGUSA, the Plan Administrator, and Huron for declaratory judgment (the "Related Claims") in relation to terms of the Plan of Reorganization (the "Plan") and the allowance of the MHI claim under the Plan.

The Company has and continues to vigorously deny that any of the Preferential Claim exists in that such claims were waived and released in connection with the Company's settlement agreement and stipulations for its support of and voting for the Plan. As such, the Company believes that such claims are meritless and have no basis in fact or law.

As of the date of this filing, there is insufficient information as to how much of the Company's allowed general unsecured claim, if any, will be paid upon the completion of the liquidation of the remaining assets of the OGGUSA Debtors.

(22) SUBSEQUENT EVENTS

Planned Acquisition of Dispensary

On February 21, 2023, the Company announced its intention to acquire the operating assets of Ermont, Inc. ("Ermont"), a medical licensed vertical cannabis operator, located in Quincy, Massachusetts. This acquisition, which is subject to approval by the Massachusetts Cannabis Control Commission (the "CCC"), will provide the Company with its third dispensary in Massachusetts, substantially completing its buildout to the maximum allowable by state regulations.

The Company anticipates rebranding the dispensary as Panacea Wellness and intends to commence medical sales upon receipt of final approvals and closing conditions. The acquisition includes a Host Community Agreement with the city of Quincy to conduct adult-use cannabis sales. The Company expects to commence adult-use sales upon approval by the CCC. The Company also plans to expand the existing medical dispensary to accommodate the expected increased traffic associated with adult-use sales. Additionally, the Company plans to repurpose Ermont's existing cultivation facility to use for its pheno-hunting activities. The Company expects this will allow it to move pheno-hunting out of its New Bedford facility and to use the freed space in New Bedford for much-needed additional capacity to cultivate its Nature's Heritage flower.

Credit Agreement

On January 24, 2023, the Company entered into a Loan and Security Agreement (the “Credit Agreement”), by and among the Company, subsidiaries of the Company from time-to-time party thereto (together with the Company, collectively, the “Borrowers”), lenders from time-to-time party thereto (the “Lenders”), and Chicago Atlantic Admin, LLC (“Chicago Atlantic”), as administrative agent for the Lenders.

Proceeds from the Credit Agreement are designated to complete the build-out of a new cultivation and processing facility in Illinois, complete the buildout of a new processing kitchen in Missouri, expand existing cultivation and processing facilities in Massachusetts and Maryland, fund certain capital expenditures, and to repay in full the Kind Therapeutics seller notes incurred in connection with the Kind acquisition in April 2022. The remaining balance, if any, will be used to fund acquisitions.

Principal, Security, Interest and Prepayments

The Credit Agreement provides for $35.0 million in principal borrowings at the Borrowers’ option in the aggregate and further provides the Borrowers with the right, subject to customary conditions, to request an additional incremental term loan in the aggregate principal amount of up to $30.0 million; provided that the Lenders elect to fund such incremental term loan. $30 million of loan principal was funded at the initial closing and the Company has the option, during a six-month period following the initial closing, to draw down an additional $5.0 million. The loans require scheduled amortization payments of 1.0% of the principal amount outstanding under the Credit Agreement per month commencing in May 2023, and the remaining principal balance is due in full on January 24, 2026, subject to extension to January 24, 2028 under certain circumstances.

The Credit Agreement provides the Borrowers with the right, subject to specified limitations, to (a) incur seller provided debt in connection with future acquisitions, (b) incur additional mortgage financing from third-party lenders secured by real estate currently owned and acquired after the closing date, and (c) to incur additional debt in connection with equipment leasing transactions.

The obligations under the Credit Agreement are secured by substantially all of the assets of the Borrowers, excluding specified parcels of real estate and other customary exclusions.

The Credit Agreement provides for a floating annual interest rate equal to the prime rate then in effect plus 5.75%, which rate may be increased by 3.00% upon an event of default or 7.50% upon a material event of default as provided in the Credit Agreement.

At any time, the Company may voluntarily prepay amounts due under the facility in $5.0 million increments, subject to a three-percent prepayment premium and, during the first 20-months of the term, a “make-whole” payment.

Representations, Warranties, Events of Default and Certain Covenants

The Credit Agreement includes customary representations and warranties and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.

The Credit Agreement also includes customary negative covenants limiting the Borrowers’ ability to incur additional indebtedness and grant liens that are otherwise not permitted, among others. Additionally, the Credit Agreement requires the Borrowers to meet certain financial tests.

Warrant Issuance

The Credit Agreement provides for 30% warrant coverage against amounts funded under the facility, priced at a 20% premium to the trailing 20-day average price on the closing date of each such funding. At the initial closing, upon funding of the initial $30.0 million under the facility, the Company issued to the Lenders an aggregate of 19,148,936 warrants to purchase shares of the Company’s common stock at $0.47 per share, exercisable for a five-year period following issuance. Incremental warrants are issuable upon further draw-downs under the facility.

Repayment of Kind Notes

On January 24, 2023, in connection with the Company's Credit Agreement described above, the Company repaid in full the Kind Notes (see Note 11).

Equity Transactions

Subsequent to December 31, 2022, the following equity transaction occurred:

•1,793 shares of restricted common stock issued as payment under a royalty agreement with an aggregate fair market value of approximately $700.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2022 (the “Evaluation Date”). Based upon that evaluation, our CEO and CFO concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control system is designed to provide reasonable assurances to our management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO and CFO assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our CEO and CFO used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our CEO and CFO have concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to the lack of a formalized and complete set of policy and procedure documentation evidencing our Company’s system of internal controls over financial reporting (“Lack of Formal Documentation”). Such Lack of Formal Documentation is not uncommon our a company of our size due to personnel and financial limitations.

Our management intends to work to remediate the Lack of Formal Documentation, which is expected to include the hiring of an independent consulting or accounting firm to review and document its internal control system to ensure compliance with COSO. However, our financial position could make it difficult for it to implement this remediation.

Changes in Internal Control over Financial Reporting

Over the past several years, we implemented significant measures to remediate past instances of ineffectiveness of our internal control over financial reporting, The remediation measures consisted of the engagement of accounting consultants as needed to provide expertise on specific areas of the accounting guidance, the hiring of individuals with appropriate experience in internal controls over financial reporting, and the modification to our accounting processes and enhancement to our financial control. Further, we expanded our board of directors to include a majority of independent disinterested directors; established an audit, compensation, and corporate governance committee of the board of directors; and adopted a formal policy with respect to related party transactions.

Other than as described above, there was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or

15d-15(d) that occurred during the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

Pursuant to rules of the SEC that permit us to provide only our management’s report in this annual report on Form 10-K, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting is not included in this Annual Report on Form 10-K.

Item 9B. Other Information

On February 28, 2023, the Board appointed Jon R. Levine as the Company's Chief Executive Officer and Edward Gildea as Chairman of the Board.

Effective February 28, 2023, the Company entered into an amended and restated employment agreement with each of Jon R. Levine, President and Chief Executive Officer (the "Levine Agreement") and Timothy Shaw, Chief Operating Officer (the "Shaw Agreement") and a new employment agreement with Susan M. Villare, Chief Financial Officer (the "Villare Agreement") (the Levine Agreement, the Shaw Agreement and the Villare Agreement, collectively the "Employment Agreements").

Pursuant to the Levine Agreement, Mr. Levine will receive a base salary of $375,000, effective March 1, 2023, with a target bonus opportunity equal to 60% of his then-applicable annual base salary and a maximum bonus opportunity equal to 120% of his then-applicable annual base salary.

Pursuant to the Villare Agreement, Ms. Villare will receive a base salary of $300,000, effective March 1, 2023, with a target bonus opportunity equal to 60% of her then-applicable annual base salary and a maximum bonus opportunity equal to 120% of her then-applicable annual base salary.

Pursuant to the Shaw Agreement, Mr. Shaw will receive a base salary of $325,000, effective March 1, 2023, with a target bonus opportunity equal to 60% of his then-applicable annual base salary and a maximum bonus opportunity equal to 120% of his then-applicable annual base salary.

Each of Mr. Levine, Ms. Villare, and Mr. Shaw (each, an “Executive”) is entitled to severance payments and benefits upon certain terminations of employment under the terms of their respective Employment Agreement. Upon termination of an Executive’s employment by the Company without Cause or by an Executive for Good Reason (each as defined in the Employment Agreements), each Executive is entitled to severance payments equal to: (i) 12 months of his/her base salary, payable over 12 months following termination; (ii) the aggregate sum of the Company’s share of medical, dental, and vision insurance premiums for such Executive and his/her dependents for a 12 month period, payable over 12 months following termination; (iii) in the event such termination occurs less than six months following the commencement of the fiscal year, such Executive shall be entitled to receive a prorated target bonus, prorated based on the number of days actually employed in such fiscal year (the “Pro Rata Bonus”), payable on the severance commencement date; and (iv) in the event such termination occurs six months or later following the commencement of the fiscal year, an amount equal to the target bonus (the “Target Bonus”), payable on the severance commencement date. In addition, upon such termination, the Executive’s equity awards that are subject to vesting based solely upon such Executive’s continued service with the Company and would have vested during the 12 month period following the date of termination of employment will vest.

Notwithstanding the foregoing, to the extent a termination by the Company without Cause or by an Executive for Good Reason during a Change in Control Protection Period (as defined in the Employment Agreements), each Executive is entitled to receive a cash lump sum payment equal to: (a) the sum of 24 months of the Executive’s base salary; (b) two times the Executive’s target bonus for the calendar year in which the date of termination occurs; (c) the aggregate sum of the Company’s share of medical, dental, and vision insurance premiums for the Executive and his/her dependents for a 24 month period; (d) if in the event such termination occurs less than six months following the commencement of the fiscal year, such Executive shall be entitled to receive the Pro Rata Bonus, payable on the severance commencement date; and (e) in the event such termination occurs six months or later following the commencement of the fiscal year, an amount equal to the Target Bonus, payable on the severance commencement date. In addition, upon such termination, any of the Executive’s unvested equity awards outstanding immediately prior to the date of termination will automatically become fully vested and exercisable as of the date of termination.

In the event an Executive’s employment with the Company is terminated as a result of his/her death or Disability (as defined in the Employment Agreements), then in addition to Accrued Benefits (as defined in the Employment Agreements), the Company will pay such Executive or his/her estate or representative the Pro Rata Bonus.

The foregoing description of each Employment Agreement is qualified in its entirety by reference to the respective Employment Agreement, which are filed as Exhibits 10.18, 10.19, and 10.20 hereto and are incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics (the “Code”) that applies to our Board of Directors executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or individuals performing similar functions, as well as our employees. A copy of the Code can be found on our website at https://ir.marimedinc.com/corporate-governance/governance-documents. The Code of Ethics was designed with the intent to deter wrongdoing, and to promote the following:

•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submit to, the Commission and in other public communications the Company makes;
•compliance with applicable governmental laws, rules and regulations;
•prompt internal reporting of violations of the code to an appropriate person or persons identified in the Code; and
•accountability for adherence to the Code.

The information required by this Item 10 is incorporated herein by reference to our definitive included in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our definitive included in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our definitive included in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to our definitive included in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our definitive included in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1) Financial Statements

The consolidated financial statements of the Company are listed in the index under Part II, Item 8, of this Annual Report on Form 10-K.

2) Financial Statement Schedules

None. All schedules are omitted because they are not applicable, not required under the instructions, or the information is contained in the consolidate financial statements or notes thereto, included herein.

3) List of Exhibits

The Exhibits filed part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report, which Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 3, 2023

MARIMED INC.
(Registrant)

By:	/s/ Jon R. Levine
Name:	Jon R. Levine
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon R. Levine	President and Chief Executive Officer	March 3, 2023
Jon R. Levine	(Principal Executive Officer)

/s/ Susan M. Villare	Chief Financial Officer	March 3, 2023
Susan M. Villare	(Principal Financial Officer)

/s/ Edward Gildea	Director and Chairman of the Board	March 3, 2023
Edward Gildea

/s/ David Allen	Director	March 3, 2023
David Allen

/s/ Eva Selhub	Director	March 3, 2023
Eva Selhub

EXHIBIT INDEX

Exhibit No.	Description
3.1
Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10-12G (File No. 000-54433), filed June 9, 2011 with the SEC).

3.1.1
Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K, filed April 17, 2017 with the SEC).

3.1.2
Certificate Eliminating Reference to A Series of Shares of Stock from the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed February 27, 2020 with the SEC).

3.1.3
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of the Registrant (incorporate by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed February 27, 2020 with the SEC).

3.1.4
Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1.4 to the Registrant's Current Report on Form 8-K, filed March 2, 2021 with the SEC).

3.1.5
Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1.5 to the Registrant's Quarterly Report on Form 10-Q, filed November 14, 2021 with the SEC).

3.1.6
Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1.6 to the Registrant's Quarterly Report on Form 10-Q, filed November 15, 2021 with the SEC).

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form 10-12G (File No. 000-54433), filed June 9, 2011 with the SEC).
4.1
Amended and Restated Promissory Note, dated February 10, 2020, in the principal amount of $11,500,000, issued by MariMed Hemp Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed February 12, 2020 with the SEC).

4.1.1
Promissory Note, dated February 27, 2020, in the principal amount of $3,742,500, issued by the Registrant to Navy Capital Green Fund, LP (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed February 27, 2020 with the SEC).

4.1.2
Promissory Note, dated February 27, 2020, in the principal amount of $675,000, issued by the Registrant to Navy Capital Green Co-Invest Fund, LLC (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed February 27, 2020 with the SEC).

4.1.3
12% Convertible Promissory Note, dated April 23, 2020, in the principal amount of $900,000, issued by the Registrant to Best Buds Funding LLC (incorporated by reference to Exhibit 4.1.4 to the Registrant's Quarterly Report on Form 10-Q, filed May 28, 2020 with the SEC).

4.2
Second Amended and Restated Promissory Note, dated June 24, 2020, in the principal amount of $8,811,653.84, issued by MariMed Hemp Inc. and the Registrant to SYYM LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q, filed May 28, 2020 with the SEC).

4.3
Common Stock Purchase Warrant, dated June 24, 2020, issued by the Registrant to SYYM LLC (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed June 30, 2020 with the SEC).

4.4
Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $5,845,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K, filed October 26, 2020 with the SEC).

Exhibit No.	Description
4.5
Amended and Restated Senior Secured Commercial Promissory Note, dated October 19, 2020, in the principal amount of $3,000,000, issued by MariMed Advisors, Inc. to Best Buds Funding LLC (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K, filed October 26, 2020 with the SEC).

4.6
Common Stock Purchase Warrant, dated September 30, 2020, issued by the Registrant to Best Buds Funding, LLC. (incorporated by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K, filed October 26, 2020 with the SEC).

4.7
Amended and Restated Common Stock Purchase Warrant, dated March 18, 2021, issued by the Registrant to Hadron Healthcare Master Fund (incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q, filed November 15, 2021 with the SEC).

4.8
Third Amended and Restated Promissory Note, dated April 1, 2021, in the principal amount of $3,211,653.84, issued by MariMed Hemp Inc. and the Registrant to SYYM LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed April 1, 2021 with the SEC).

4.9
Form of Common Stock Purchase Warrant, dated January 24, 2023, issued by the Registrant to the lenders (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed January 24, 2023 with the SEC).

4.10
Form of Promissory Note, dated January 24, 2023, issued by the Registrant and the subsidiaries of the Registrant party thereto to Chicago Atlantic Credit Company, LLC (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed January 24, 2023 with the SEC).

10.1	Amended and Restated 2018 Stock Award and Incentive Plan (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A, filed August 26, 2019 with the SEC).
10.1.1
Amendment to the Amended and Restated 2018 Stock Award and Incentive Plan, effective as of September 23, 2021 (incorporated by reference to Exhibit 10.7.1 to the Registrant's Quarterly Report on Form 10-Q, filed November 15, 2021 with the SEC).

10.2
Form of Stock Option Agreement Granted under the Amended and Restated 2018 Stock Award and Incentive Plan, as amended, dated September 27, 2019, with each of David R. Allen, Eva Selhub, M.D., and Edward J. Gildea (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed November 29, 2019 with the SEC).

10.3
Amendment Agreement, dated as of February 10, 2020, between SYYM LLC, as noteholder and collateral agent, and the Registrant and MariMed Hemp Inc., as co-borrowers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 12, 2020 with the SEC).

10.4
Exchange Agreement, dated as of February 27, 2020, among the Registrant, Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 27, 2020 with the SEC).

10.5
Amendment Agreement dated June 24, 2020, between SYYM LLC, as noteholder and collateral agent, and the Registrant and MariMed Hemp Inc., as co-borrowers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 30, 2020 with the SEC).

10.6
Note Extension Agreement, effective as of September 30, 2020, among Best Buds Funding LLC, as lender, and each of the Registrant, Mari Holdings MD LLC, and MariMed Advisors Inc., as the borrower parties (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K, filed October 26, 2020 with the SEC).

Exhibit No.	Description
10.7
Securities Purchase Agreement, dated March 1, 2021, between the Registrant and Hadron Healthcare Master Fund (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K, filed March 2, 2021 with the SEC).

10.8
First Amendment to Securities Purchase Agreement, dated March 18, 2021, between the Registrant and Hadron Healthcare Master Fund (incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q, filed November 15, 2021 with the SEC).

10.9
Amendment Agreement dated April 1, 2021, between SYYM LLC, as noteholder and collateral agent, and the Registrant and MariMed Hemp, Inc., as co-borrowers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 1, 2021 with the SEC).

10.10 ***
Form of Stock Option Agreement, dated July 9, 2021 Granted under the Amended and Restated 2018 Stock Award and Incentive Plan, as amended, dated July 9, 2021, with each of Robert Fireman, Jon R. Levine, and Timothy Shaw (incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q, filed November 15, 2021 with the SEC).

10.11 ***
Form of Stock Option Agreement Granted under the Amended and Restated 2018 Stock Award and Incentive Plan, a amended, dated October 1, 2021, with each of Robert Fireman, Jon R. Levine, and Timothy Shaw (incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q, filed November 15, 2021 with the SEC).

10.12
Settlement Agreement and General Release, dated August 19, 2021, between the Registrant and Thomas Kidrin (incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q, filed November 15, 2021 with the SEC).

10.13
Membership Interest Purchase Agreement, dated December 31, 2021, between the Registrant and Jennifer DiPietro, Susan Zimmerman and Sophia Leonard-Burns (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K, filed March 16, 2022 with the SEC).

10.14
Membership Interest Purchase Agreement, dated December 31, 2021, between MariMed Advisors Inc. and Jennifer DiPietro (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K, filed March 16, 2022 with the SEC).

10.15 ***
Stock Option Agreement, dated May 2, 2022, between the Registrant and Susan M. Villare (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 18, 2022 with the SEC).

10.16 ***
Restricted Stock Agreement, dated May 2, 2022, between the Registrant and Susan M. Villare (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed May 18, 2022 with the SEC).

10.17
Second Amendment to Securities Purchase Agreement, dated August 4, 2022 by and between MariMed Inc. and Hadron Healthcare Master Fund (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q, filed August 9, 2022 with the SEC).

10.18 * ***	Amended and Restated Employment Agreement, effective as of February 28, 2023, between the Registrant and Jon R. Levine.
10.19 * ***	Amended and Restated Employment Agreement, effective as of February 28, 2023, between the Registrant and Susan M. Villare.
10.20 * ***	Amended and Restated Employment Agreement, effective as of February 28, 2023, between the Registrant and Timothy Shaw.
10.21
Loan and Security Agreement, dated as of January 24, 2023, by and among the Registrant, certain subsidiaries of the Registrant (the "Borrowers") from time-to-time party thereto, certain lenders from time-to-time party thereto (the "Lenders"), and Chicago Atlantic Admin, LLC, a Delaware limited liability company as administrative agent for the Lenders (incorporated by reference to the Registrant's Current Report on Form 8-K, filed January 24, 2023 with the SEC).

10.22 * ***	Form of Restricted Stock Unit Agreement under the Amended and Restated 2018 Stock Award and Incentive Plan, as amended.
10.23 * ***	Form of Stock Option Agreement under the Amended and Restated 2018 Stock Award and Incentive Plan, as Amended.

Exhibit No.	Description
21.1	Subsidiaries of the Registrant
23.1*	Consent of M&K CPAS, PLLC, dated March 3. 2023
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS XBRL*	Instance Document
101.SCH XBRL*	Taxonomy Extension Schema
101.CAL XBRL*	Taxonomy Extension Calculation Linkbase
101.DEF XBRL*	Taxonomy Extension Definition Linkbase
101.LAB XBRL*	Taxonomy Extension Label Linkbase
101.PRE XBRL*	Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
*** This exhibit is a management contract or compensatory plan or arrangement.

HIDDEN IXBRL
0001522767
false
FY
_blank_
3
4
3
4
3
5
5
_blank_
3
3
4
_blank_
P5Y
_blank_
Balances
314,418,812
$
314,419
11,413
$

5,365
$
112,974,329
$
(104,616,538
) $
(577,139
) $
8,100,436
Balances
334,030,348
$
334,030
- $
134,920,382
(97,392,017
)
(1,563,382
) $
36,299,013