Form 10-K/A
period 2022-12-31
MARIMED INC.
filed 2023-03-06
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
At March 1, 2023, the registrant had outstanding 341,476,521 shares of Common Stock, par value $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

EXPLANATORY NOTE

MariMed Inc. (the “Company,” “MariMed,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2023, solely to correct the date on the M&K CPAS PLLC Report of Independent Registered Public Accounting Firm (the “M&K Report”) set forth at page 29 of the Report. As reflected in the Amendment, the M&K Report was issued on March 3, 2023. The original filing inadvertently reflected a date of “March XX, 2023”.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Exhibits 31.1 and 31.2 are filed herewith. This Amendment does not amend or otherwise update any other information in our Form 10-K.

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
March 3, 2023
PCAOB ID No. 2738

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2023

MARIMED INC.
(Registrant)

By:	/s/ Susan M. Villare
Name:	Susan M. Villare
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
101.INS XBRL*	Instance Document
101.SCH XBRL*	Taxonomy Extension Schema
101.CAL XBRL*	Taxonomy Extension Calculation Linkbase
101.DEF XBRL*	Taxonomy Extension Definition Linkbase
101.LAB XBRL*	Taxonomy Extension Label Linkbase
101.PRE XBRL*	Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.