Form 10-Q
period 2023-03-31
MARIMED INC.
filed 2023-05-09
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, 362,190,245 shares of the registrant’s common stock were outstanding.

MariMed Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to MariMed Inc. that is based on the beliefs of MariMed Inc.’s management, as well as assumptions made by and information currently available to the Company. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “could,” “should,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “will,” or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. Such statements reflect the current views of the Company with respect to future events, including consummation of pending transactions, launch of new products, expanded distribution of existing products, obtaining new licenses, estimates and projections of revenue, EBITDA and Adjusted EBITDA and other information about its business, business prospects and strategic growth plan, which are based on certain assumptions of its management, including those described in this Quarterly Report on Form 10-Q. These statements are not a guarantee of future performance and involve risk and uncertainties that are difficult to predict, including, among other factors, changes in demand for the Company’s services and products, changes in the law and its enforcement, timing and outcome of regulatory processes and changes in the economic environment.

Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Any forward-looking statement made by the Company in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MariMed Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$21,595	$9,737
Accounts receivable, net of allowances of $716 and $4,603 at March 31, 2023 and December 31, 2022, respectively	4,334	4,157
Deferred rents receivable	686	704
Notes receivable, current portion	2,639	2,637
Inventory	22,723	19,477
Investments, current	104	123
Due from related parties	49	29
Other current assets	7,244	7,282
Total current assets	59,374	44,146
Property and equipment, net	73,714	71,641
Intangible assets, net	19,480	14,201
Goodwill	12,004	8,079
Notes receivable, net of current	7,523	7,467
Operating lease right-of-use assets	10,122	4,931
Finance lease right-of-use assets	871	713
Other assets	1,303	1,024
Total assets	$184,391	$152,202

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Term loan	$3,300	$—
Mortgages and notes payable, current portion	2,773	3,774
Accounts payable	4,665	6,626
Accrued expenses and other	2,968	3,091
Income taxes payable	8,683	11,489
Operating lease liabilities, current portion	1,798	1,273
Finance lease liabilities, current portion	322	237
Total current liabilities	24,509	26,490
Term loan, net of current	20,803	—
Mortgages and notes payable, net of current	26,610	25,943
Operating lease liabilities, net of current	8,837	4,173
Finance lease liabilities, net of current	538	461

MariMed Inc.
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
Other liabilities	100	100
Total liabilities	81,397	57,167

Commitments and contingencies

Mezzanine equity:
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at March 31, 2023 and December 31, 2022	14,725	14,725
Series C convertible preferred stock $0.001 par value; 12,432,432 shares authorized; 6,216,216 shares issued and outstanding at March 31, 2023 and December 31, 2022	23,000	23,000
Total mezzanine equity	37,725	37,725

Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 32,659,235 shares authorized; zero shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 348,126,911 and 341,474,728 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	348	341
Common stock subscribed but not issued	2	39
Additional paid-in capital	151,052	142,365
Accumulated deficit	(84,569)	(83,924)
Noncontrolling interests	(1,564)	(1,511)
Total stockholders’ equity	65,269	57,310
Total liabilities, mezzanine equity and stockholders’ equity	$184,391	$152,202
See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2023	2022

Revenue	$34,380	$31,282
Cost of revenue	18,992	14,306
Gross profit	15,388	16,976

Operating expenses:
Personnel	4,656	3,042
Marketing and promotion	1,146	643
General and administrative	4,305	6,228
Acquisition-related and other	190	—
Bad debt	(44)	14
Total operating expenses	10,253	9,927

Income from operations	5,135	7,049

Interest and other (expense) income:
Interest expense	(2,505)	(313)
Interest income	99	163
Other (expense) income, net	(900)	1,002
Total interest and other (expense) income	(3,306)	852

Income before income taxes	1,829	7,901
Provision for income taxes	2,493	3,660

Net (loss) income	(664)	4,241
Less: Net (loss) income attributable to noncontrolling interests	(19)	53
Net (loss) income attributable to common stockholders	$(645)	$4,188

Net (loss) earnings per share attributable to common stockholders:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

Weighted average common shares outstanding:
Basic	342,794	334,763
Diluted	342,794	378,890
See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Three months ended March 31, 2023
	Common stock		Common stock subscribed but not issued		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value	Shares	Amount
Balances at January 1, 2023	341,474,728	$341	70,000	$39	$142,365	$(83,924)	$(1,511)	$57,310
Issuance of subscribed shares	70,000	—	(70,000)	(39)	39	—	—	—
Common stock subscribed but not issued	—	—	5,025	2	—	—	—	2
Warrants issued in connection with debt	—	—	—	—	5,454	—	—	5,454
Shares issued as purchase consideration - business acquisition	6,580,390	7	—	—	2,987	—	—	2,994
Common stock issued to settle obligations	1,793	—	—	—	1	—	—	1
Distributions to non-controlling interests	0	—	—	—	—	—	(34)	(34)
Stock-based compensation	0	—	—	—	206	—	—	206
Net loss	0	—	—	—	—	(645)	(19)	(664)
Balances at March 31, 2023	348,126,911	$348	5,025	$2	$151,052	$(84,569)	$(1,564)	$65,269

	Three months ended March 31, 2022
	Common stock		Common stock subscribed but not issued		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value	Shares	Amount
Balances at January 1, 2022	334,030,348	$334	—	$—	$134,920	$(97,392)	$(1,563)	$36,299
Exercise of stock options	10,000	—	—	—	3	—	—	3
Common stock subscribed but not issued	—	—	2,717	2	—	—	—	2
Conversion of promissory notes to equity	1,142,858	1	—	—	399	—	—	400
Obligations settled with common stock	375,000	1	—	—	273	—	—	274
Distributions to non-controlling interests	—	—	—	—	—	—	(101)	(101)
Stock-based compensation	—	—	—	—	2,469	—	—	2,469
Net income	—	—	—	—	—	4,188	53	4,241
Balances at March 31, 2022	335,558,206	$336	2,717	$2	$138,064	$(93,204)	$(1,611)	$43,587
See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income attributable to common stockholders	$(645)	$4,188
Net (loss) income attributable to noncontrolling interests	(19)	53
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	986	702
Amortization of intangible assets	557	140
Stock-based compensation	208	2,471
Amortization of original issue discount	55	—
Amortization of debt discount	328	—
Payment-in-kind interest	118	—
Present value adjustment of notes payable	719	—
Bad debt (income) expense	(44)	14
Obligations settled with common stock	1	274
Write-off of disposed assets	906	—
Gain on finance lease adjustment	(13)	—
Loss (gain) on changes in fair value of investments	20	(48)
Other investment income	—	(954)
Changes in operating assets and liabilities:
Accounts receivable, net	(132)	(1,810)
Deferred rents receivable	18	92
Inventory	(3,246)	(2,470)
Other current assets	639	(739)
Other assets	19	—
Accounts payable	(1,961)	3,212
Accrued expenses and other	(207)	(227)
Income taxes payable	(2,806)	3,592
Net cash (used in) provided by operating activities	(4,499)	8,490

Cash flows from investing activities:
Purchases of property and equipment	(3,052)	(4,015)
Business acquisitions, net of cash acquired	(2,995)	—

MariMed Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2023	2022
Advances toward future business acquisitions	(300)	(100)
Purchases of cannabis licenses	(601)	(305)
Proceeds from notes receivable	43	43
Due from related party	(20)	—
Net cash used in investing activities	(6,925)	(4,377)

Cash flows from financing activities:
Proceeds from issuance of term loan	29,100	—
Principal payments of mortgages and promissory notes	(212)	(176)
Repayment of promissory notes	(5,503)	—
Proceeds from exercise of stock options	—	3
Principal payments of finance leases	(69)	(55)
Distributions	(34)	(101)
Net cash provided by (used in) financing activities	23,282	(329)

Net increase in cash and cash equivalents	11,858	3,784
Cash and equivalents, beginning of year	9,737	29,683
Cash and cash equivalents, end of period	$21,595	$33,467

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,100	$302
Cash paid for income taxes	$5,296	$68

Non-cash activities:
Common stock issued as purchase consideration	$2,994	$—
Conversion of promissory notes to equity	$—	$400
Present value of promissory note issued as purchase consideration	$4,569	$—
Warrants to purchase common stock issued with debt	$5,454	$—
Note payable issued to purchase motor vehicle	$49	$—
Entry into new operating leases	$5,366	$—
Entry into new finance leases	$224	$514
Issuance of common stock associated with subscriptions	$39	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) BASIS OF PRESENTATION

Business

MariMed Inc. (“MariMed” or the “Company”) is a multi-state operator in the United States cannabis industry. MariMed develops, operates, manages and optimizes state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of medical and adult use cannabis. MariMed also licenses its proprietary brands of cannabis, along with other top brands, in domestic markets.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

On April 27, 2022 (the “Kind Acquisition Date”), the Company acquired Kind Therapeutics USA (“Kind”), the Company's former client in Maryland that holds licenses for the cultivation, production and dispensing of medical cannabis (the "Kind Acquisition"). The financial results of Kind are included in the Company’s condensed consolidated financial statements for the three months ended March 31, 2023.

On March 9, 2023, (the "Ermont Acquisition Date"), the Company acquired the operating assets of Ermont, Inc. ("Ermont"), a medical-licensed vertical cannabis operator located in Quincy, Massachusetts (the "Ermont Acquisition"). The financial results of Ermont are included in the Company's condensed consolidated financial statements for the period subsequent to the Ermont Acquisition Date.

The Company completed two acquisitions during the year ended December 31, 2022 that it recorded as asset purchases. On May 5, 2022 (the "Green Growth Acquisition Date"), the Company completed the acquisition of 100% of the equity of Green Growth Group Inc. ("Green Growth"), an entity that holds a craft cultivation and production cannabis license in Illinois (the "Green Growth Acquisition"). On December 30, 2022 (the "Greenhouse Naturals Acquisition Date"), the Company completed an asset purchase under which it acquired a cannabis license and assumed a property lease for a dispensary in Beverly, Massachusetts that had never been operational.

Interim results are not necessarily indicative of results for the full fiscal year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2023.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements in the Annual Report. There were no material changes to the Company's significant accounting policies during the three-month period ended March 31, 2023.

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

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenue and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these condensed consolidated financial statements include accounting for business combinations and asset purchases, inventory valuations, assumptions used to determine the fair value of stock-based compensation, and intangible assets and goodwill. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. The fair values of these investments approximate their carrying values.

At December 31, 2022, the Company had $0.1 million of cash held in escrow. The Company did not have any cash held in escrow at March 31, 2023.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments approximate their fair values and include cash equivalents, accounts receivable, deferred rents receivable, notes receivable, term loans, mortgages and notes payable, and accounts payable.

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

(2) BUSINESS COMBINATIONS AND ASSET PURCHASES

Business Combinations

Ermont

On February 21, 2023, the Company announced its intention to acquire the operating assets of Ermont, Inc. ("Ermont"), a medical licensed vertical cannabis operator, located in Quincy, Massachusetts, subject to approval by the Massachusetts Cannabis Control Commission (the "CCC"). In March 2023, the CCC approved the Company's acquisition of Ermont, and the Ermont Acquisition was completed on the Ermont Acquisition Date. The Ermont Acquisition provided the Company with its third dispensary in Massachusetts, substantially completing its build-out to the maximum allowable by state regulations.

As consideration for the Ermont Acquisition, which totaled $13.0 million, the Company paid $3.0 million of cash, issued 6,580,390 shares of the Company's common stock, and issued a $7.0 million promissory note (the "Ermont Note", and collectively, the "Ermont Consideration"). The Ermont Note has a six-year term and bears interest at 6.0% per annum, with payments of interest-only for two years and thereafter, quarterly payments of principal and interest in arrears. The outstanding balance on the Ermont Note is due and payable in full if and when the Company raises $75 million of equity capital.

The Company rebranded the dispensary as Panacea Wellness Dispensary and commenced medical sales immediately after the Ermont Acquisition Date. The Ermont Acquisition includes a Host Community Agreement with the city of Quincy to conduct adult-use cannabis sales. The Company expects to commence adult-use sales upon approval by the CCC. The Company also plans to expand the existing medical dispensary to accommodate the expected increased traffic associated with adult-use sales. Additionally, the Company plans to repurpose Ermont's existing cultivation facility to use for its pheno-hunting activities. The Company expects this will allow it to move pheno-hunting out of its New Bedford facility and to use the freed space in New Bedford for much-needed additional capacity to cultivate its Nature's Heritage flower.

The Company's condensed consolidated statement of operations for the three months ended March 31, 2023 includes approximately $230,000 of revenue and approximately $42,000 of net loss attributable to Ermont for the period since the Ermont Acquisition Date.

The Ermont Acquisition has been accounted for as a business acquisition, and the financial results of Ermont have been included in the Company' condensed consolidated statements for the period since the Ermont Acquisition Date. The Company did not assume any of Ermont's liabilities. A summary of the preliminary of allocation of the Ermont Consideration to the acquired and identifiable intangible assets is as follows (in thousands):

Fair value of consideration transferred:
Cash consideration:
Cash paid	$3,000
Less cash acquired	(5)
Net cash consideration	2,995
Common stock	2,994
Promissory note	4,569
Total fair value of consideration	$10,558

Fair value of assets acquired and (liabilities assumed):
Property and equipment	$800
Intangible assets:
Tradename and trademarks	1,060
Licenses and customer base	4,773
Goodwill	3,925
Fair value of net assets acquired	$10,558

The Company is amortizing the identifiable intangible assets arising from the Ermont Acquisition in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 10.91 years (see Note 9). Goodwill results from assets not separately identifiable as part of the transaction, and is not deductible for tax purposes.

Kind

In December 2021, the Company entered into a membership interest purchase agreement with the members of Kind to acquire 100% of the equity ownership of Kind in exchange for $13.5 million payable in cash (subject to certain adjustments) and $6.5 million payable by the issuance of four-year 6.0% promissory notes to the members of Kind, secured by a first priority lien on the Company’s property in Hagerstown, Maryland (collectively, the “Kind Consideration”). Kind was the Company's client in Maryland that held licenses for the cultivation, production and dispensing of medical cannabis.

Upon execution of the membership interest purchase agreement, the Company deposited $5.0 million into escrow as a contract down payment.

In April 2022, the Maryland Medical Cannabis Commission approved the Company’s acquisition of Kind, and the Kind Acquisition was completed on the Kind Acquisition Date. Following the Kind Acquisition, litigation between the Company and the members of Kind was dismissed (see Note 18).

The Kind Acquisition has been accounted for as a business combination, and the financial results of Kind have been included in the Company’s condensed consolidated financial statements since the Kind Acquisition Date. A summary of the final allocation of the Kind Consideration to the acquired assets, identifiable intangible assets and certain assumed liabilities is as follows (in thousands):

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

The Company is amortizing the identifiable intangible assets arising from the Kind Acquisition in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 5.77 years (see Note 9). Goodwill results from assets not separately identifiable as part of the transaction, and is not deductible for tax purposes.

Concurrent with entering into the Kind membership purchase agreement, the Company entered into a membership interest purchase agreement with one of the members of Kind to acquire such member’s entire equity ownership interest in (i) Mari Holdings MD LLC (“Mari-MD”), the Company’s majority-owned subsidiary that owns production and retail cannabis facilities in Hagerstown, Maryland and Annapolis, Maryland, and (ii) Mia Development LLC (“Mia”), the Company’s majority-owned subsidiary that owns production and retail cannabis facilities in Wilmington, Delaware. Upon the dismissal in September 2022 of the derivative claims in the DiPietro lawsuit (see Note 18), the Company paid the aggregate purchase consideration of $2.0 million, and the transaction was completed, increasing the Company’s ownership of Mari-MD and Mia to 99.7% and 94.3%, respectively.

The following unaudited pro forma information presents the condensed combined results of MariMed and Kind for the year ended December 31, 2022 as if the Kind Acquisition had been completed on January 1, 2021, with adjustments to give effect to pro forma events that are directly attributable to the Kind Acquisition. These pro forma adjustments include the reversal of MariMed revenue and related cost of sales derived from Kind prior to the Kind Acquisition Date, amortization expense for the acquired intangible assets, depreciation expense for property and equipment acquired by MariMed as part of the Kind Acquisition, and interest expense related to the Kind Notes. Pro forma adjustments also include the elimination of acquisition-related and other expense directly attributable to the Kind Acquisition from the year ended December 31, 2022.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of MariMed and Kind. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the Kind Acquisition occurred at January 1, 2022, nor are they intended to represent or be indicative of future results of operations. The pro forma financial results for the year ended December 31, 2022 giving effect to the Kind Acquisition as if it had occurred at January 1, 2021 are as follows (unaudited, in thousands):

Revenue	$136,078
Net income	$15,823

Valuation of Acquired Intangible Assets

The valuation of acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company uses an income approach to value acquired tradename/trademarks, licenses/customer base, and non-compete intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company’s estimates of new markets, products and customers and its outcome through key assumptions driving asset values, including sales growth, royalty rates and other related costs.

Asset Purchases

Green Growth

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

In April 2022, the Illinois Department of Agriculture approved the Company’s acquisition of Green Growth, and the Green Growth Acquisition was completed on the Green Growth Acquisition Date. The Company paid the remaining $1.8 million in cash and issued 2,343,750 shares of common stock to the sellers on the Green Growth Acquisition Date. With this license, the Company can cultivate up to 14,000 square feet of canopy to grow cannabis flower and produce cannabis concentrates.

The Company has allocated the purchase price to its licenses/customer base intangible asset, with an estimated useful life of ten years.

Greenhouse Naturals

In November 2021, the Company entered into an asset purchase agreement with Greenhouse Naturals LLC (the "Greenhouse Naturals Sellers") to acquire the cannabis license and assume the property lease associated with a cannabis dispensary in Beverly, MA.

The purchase transaction (the "Greenhouse Naturals Acquisition") was completed on December 30, 2022 (the "Greenhouse Naturals Acquisition Date"). The Company paid $0.1 million of cash and issued 2,000,000 shares of the Company's common stock, with a fair value of $0.7 million on the Greenhouse Naturals Acquisition Date, to the Sellers. The Company issued a note to the Greenhouse Naturals Sellers for the remaining $5.0 million of the cash purchase price payable post-closing on a monthly basis as a percentage of the dispensary's monthly gross sales (the "Greenhouse Naturals Note"). The Company has recorded the Greenhouse Naturals Note at present value of $4.3 million. The difference between the face value of the Greenhouse Naturals Note and the net present value recorded will be amortized to interest expense over the term of the note. The final inspection by the State of Massachusetts was completed in April 2023, and the Company opened the dispensary on April 25, 2023. The Company has allocated the purchase price to a licenses/customer base intangible asset, which has an estimated useful life of 10 years.

Pending Transactions

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

Under the Allgreens Agreement, the Company has made payments aggregating $0.5 million to the Allgreens members, with additional cash payments aggregating $1,750,000 to be made as specific milestones are reached. The Company will issue promissory notes for the final payment of $1.0 million, which is due at closing (the "Allgreens Notes"). The Allgreens Notes will mature one year from the date the dispensary may begin operating.

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

(3) (LOSS) EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive.

The number of shares used to compute net (loss) earnings per share were as follows (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Weighted average shares outstanding - basic	342,794	334,763
Potential dilutive common shares	—	44,127
Weighted average shares outstanding - diluted	342,794	378,890

(4) DEFERRED RENTS RECEIVABLE

The Company is the lessor under operating leases, which contain escalating rents over time, rent holidays, options to renew, requirements to pay property taxes, insurance and/or maintenance costs, and contingent rental payments based on a percentage of monthly tenant revenues. The Company is not the lessor under any finance leases.

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

The Company is the lessor of the following owned properties:

•Delaware – a 45,000 square foot cannabis cultivation, processing, and dispensary facility which is leased to its cannabis-licensed client under a triple net lease that expires in 2035.
•Maryland – a 180,000 square foot cultivation and processing facility that expires in 2037. This facility was leased to Kind prior to the Kind Acquisition Date.
•Massachusetts – a 138,000 square foot industrial property, of which approximately half of the available square footage is leased to a non-cannabis manufacturing company (the "Tenant") under a lease that expired in February 2023. The Tenant currently continues to occupy this space on a month-to-month basis.

The Company the sublessor of the following properties:

•Delaware – a 4,000 square foot cannabis dispensary, which is subleased to its cannabis-licensed client under a sublease expiring in April 2027.
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

The Company received rental payments aggregating $0.4 million and $1.2 million in the three months ended March 31, 2023 and 2022, respectively. Revenue from these payments was recognized on a straight-line basis and aggregated $0.4 million and $1.1 million in the three months ended March 31, 2023 and 2022, respectively.

Future minimum rental receipts for non-cancellable leases and subleases as of March 31, 2023 were as follows (in thousands):

Year ending December 31,
Remainder of 2023	$1,159
2024	1,357
2025	1,357
2026	1,221
2027	1,134
Thereafter	4,550
$10,778

(5) NOTES RECEIVABLE

Notes receivable, including accrued interest, at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
First State Compassion Center (FSCC Initial Note)	$308	$328
First State Compassion Center (FSCC Secondary Notes)	8,238	8,160
First State Compassion Center (FSCC New Note)	750	750
Healer LLC	866	866
Total notes receivable	10,162	10,104
Less: Notes receivable, current portion	(2,639)	(2,637)
Notes receivable, less current portion	$7,523	$7,467

First State Compassion Center

The Company’s cannabis-licensed client in Delaware, First State Compassion Center (“FSCC”), issued a 10-year promissory note to the Company in May 2016 for $0.7 million, bearing interest at a rate of 12.5% per annum and maturing in April 2026, as amended (the “FSCC Initial Note”). The monthly payments on the FSCC Initial Note approximate $10,000. At March 31, 2023 and December 31, 2022, the current portions of the FSCC Initial Note were approximately $87,000 and $85,000, respectively, and were included in Notes receivable, current, in the condensed consolidated balance sheets.

In December 2021, the Company converted financed trade accounts receivable balances from FSCC aggregating $7.8 million into notes receivable, whereby FSCC issued promissory notes aggregating $7.8 million to the Company (the “FSCC Secondary Notes”). The FSCC Secondary Notes bear interest of 6.0% per annum and mature in December 2025. FSCC is required to make periodic payments of principal and interest throughout the term of the FSCC Secondary Notes. At March 31, 2023 and December 31, 2022, the FSCC Secondary Notes balance included approximately $28,000 and $49,000, respectively, of unpaid accrued interest. The increase in the FSCC Secondary Notes in the three months ended March 31, 2023 was attributable to the accreted interest, which increases the value of such notes. At each of March 31, 2023 and December 31, 2022, the current portions of the FSCC Secondary Notes aggregated $2.5 million.

In December 2022, the Company converted a short-term loan and other receivable balances from FSCC aggregating $750,000 into a note receivable, whereby FSCC issued a promissory note to the Company for $750,000 (the "FSCC New Note"). The FSCC New Note bears interest of 6.0% per annum and matures in December 2026. FSCC is required to make quarterly interest payments, with the full amount of principal due on December 31, 2026. At each of March 31, 2023 and December 31, 2022, the entire balance of the FSCC New Note was long-term.

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

The Company has the right to offset any licensing fees payable by the Company to Healer in the event Healer fails to make any payment when due. In March 2021, the Company offset approximately $28,000 of licensing fees payable to Healer against the principal balance of the Revised Healer Note, reducing the principal amount to approximately $866,000. Of the outstanding Revised Healer Note balance at each of March 31, 2023 and December 31, 2022, approximately $52,000 was current.

(6) INVENTORY

Inventory at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Plants	$2,511	$2,653
Ingredients and other raw materials	4,310	3,255
Work-in-process	9,039	7,635
Finished goods	6,863	5,934
	$22,723	$19,477

(7) INVESTMENTS

The Company’s investment at March 31, 2023 and December 31, 2022 was classified as current and was comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
WM Technology Inc.	$104	$123

The Company did not have any long-term investments at March 31, 2023 or December 31, 2022.

WM Technology Inc.

In February 2022, the Company received 121,968 shares of common stock of WM Technology Inc. (Nasdaq: MAPS) (the "WMT Shares"), a technology and software infrastructure provider to the cannabis industry, which represented the Company’s pro rata share of additional consideration pursuant to a 2021 asset purchase agreement between the Company and Members RSVP LLC. The Company recognized a loss of approximately $19,000 in the three months ended March 31, 2023, which reflects the change in the fair value of the WMT Shares for the period. The fair value of the WMT Shares was approximately $954,000 at March 31, 2022. Both the loss in the three months ended March 31, 2022 from the change in the fair value of the WMT Shares and the gain arising from the receipt of the WMT Shares are reported as Other (expense) income, net, in the condensed consolidated statements of operations for the respective periods.

Flowr Corp.

In December 2021, the Company received shares of Flowr Corp. common stock (the "Flowr Stock") arising from the sale of its ownership interest in Terrace Inc., which was sold to Flowr Corp. (TSX.V: FLWR; OTC: FLWPF). The Flowr Stock was recorded at fair value, with changes in fair value recorded as a component of Other (expense) income net, in the condensed consolidated statements of operations. The Company recorded a gain of approximately $48,000 in the three months ended March 31, 2022, which represented the change in the fair value of the Flowr Stock for the period. In the fourth quarter of 2022, the Company wrote off the remaining fair value of the Flower Stock arising from Flowr Corp.'s bankruptcy filing and delisting from the exchange on which its stock was traded.

(8) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net, at March 31, 2023 and December 31, 2022 was comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Land	$4,450	$4,450
Buildings and building improvements	43,075	43,542
Tenant improvements	16,790	17,016
Furniture and fixtures	1,981	2,009
Machinery and equipment	10,223	10,087
Construction in progress	7,343	4,761
	83,862	81,865
Less: accumulated depreciation	(10,148)	(10,224)
Property and equipment, net	$73,714	$71,641

The Company recorded $1.0 million and $0.7 million of depreciation expense related to property and equipment in the three months ended March 31, 2023 and 2022, respectively.

The Company disposed of equipment it had previously purchased in connection with its planned acquisition of The Harvest Foundation LLC ("Harvest") in Nevada as a result of the Company's withdrawal from the agreement to purchase Harvest. The Company recorded a loss on these asset disposals aggregating $0.9 million, which is included as a component of Other (expense) income, net, in the condensed consolidated statement of operation for the three months ended March 31, 2023.

(9) INTANGIBLE ASSETS AND GOODWILL

The Company’s acquired intangible assets at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

March 31, 2023	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradename and trademarks	7.11	$3,104	$624	$2,480
Licenses and customer base	9.22	18,033	1,056	16,977
Non-compete agreements	2.00	42	19	23
	8.89	$21,179	$1,699	$19,480

December 31, 2022	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradename and trademarks	3.00	$2,041	$453	$1,588
Licenses and customer base	8.94	13,260	675	12,585
Non-compete agreements	2.00	42	14	28
	8.13	$15,343	$1,142	$14,201

Estimated future amortization expense for the Company’s intangible assets at March 31, 2023 was as follows:

Year ending December 31,
Remainder of 2023	$2,023
2024	2,683
2025	2,223
2026	1,996
2027	1,996
Thereafter	8,559
Total	$19,480

The changes in the carrying value of the Company’s goodwill in the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Balance at January 1,	$8,079	$2,068
Ermont Acquisition	3,925	—
Balance at March 31,	$12,004	$2,068

(10) Term Loan

Credit Agreement

On January 24, 2023, the Company entered into a Loan and Security Agreement, by and among the Company, subsidiaries of the Company from time-to-time party thereto (collectively with the Company, the “Borrowers”), lenders from time-to-time party thereto (the “Lenders”), and Chicago Atlantic Admin, LLC (“Chicago Atlantic”), as administrative agent for the Lenders (the "Credit Agreement").

Proceeds from the Credit Agreement are designated to complete the build-out of a new cultivation and processing facility in Illinois, complete the build-out of a new processing kitchen in Missouri, expand existing cultivation and processing facilities in Massachusetts and Maryland, fund certain capital expenditures, and repay in full the Kind Therapeutics seller notes incurred in connection with the Kind Acquisition, which repayment occurred on January 24, 2023 (see Note 11). The remaining balance, if any, is expected to be used to fund acquisitions.

Principal, Security, Interest and Prepayments

The Credit Agreement provides for $35.0 million in principal borrowings at the Borrowers’ option in the aggregate and further provides the Borrowers with the right, subject to customary conditions, to request an additional incremental term loan in the aggregate principal amount of up to $30.0 million, provided that the Lenders elect to fund such incremental term loan. $30.0 million of loan principal was funded at the initial closing (the "Term Loan"), which amount was reduced by an original issuance discount of $0.9 million. The Company has the option, during a six-month period following the initial closing, to draw down an additional $5.0 million. The loans require scheduled amortization payments of 1.0% of the principal amount outstanding under the Credit Agreement per month commencing in May 2023, and the remaining principal balance is due in full on January 24, 2026, subject to extension to January 24, 2028 under certain circumstances.

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

The Credit Agreement also includes customary negative covenants limiting the Borrowers’ ability to incur additional indebtedness and grant liens that are otherwise not permitted, among others. Additionally, the Credit Agreement requires the Borrowers to meet certain financial tests. At March 31, 2023, the Company was in compliance with the Credit Agreement covenants.

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

The Company recorded the warrants at present value of $5.5 million as a component of Additional paid-in capital on the condensed consolidated balance sheet as of January 24, 2023, and discounted the Term Loan by $5.5 million (the "Term Loan Discount"). The Term Loan Discount is being amortized to interest expense over the term of the Credit Agreement. The Company recorded $0.3 million of interest amortization for the three months ended March 31, 2023.

Outstanding Balance

At March 31, 2023, the outstanding Term Loan balance reported on the Company's condensed consolidated balance sheet was $24.1 million, with the current portion totaling $3.3 million.

(11) MORTGAGES AND NOTES PAYABLE

The Company’s mortgages and notes payable are reported in the aggregate on the condensed consolidated balance sheets under the captions Mortgages and notes payable, current, and Mortgages and notes payable, net of current.

Mortgages

The Company’s mortgage balances at March 31, 2023 and December 31, 2022 were comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Bank of New England – New Bedford, MA and Middleboro, MA properties	$12,038	$12,141
Bank of New England – Wilmington, DE property	1,313	1,345
DuQuoin State Bank – Anna, IL and Harrisburg, IL properties	741	750
DuQuoin State Bank – Metropolis, IL property	2,474	2,508
Du Quoin State Bank - Mt. Vernon, IL property	2,957	2,974
South Porte Bank – Mt. Vernon, IL property	784	801
Total mortgages payable	20,307	20,519
Less: Mortgages payable, current	(1,483)	(1,491)
Mortgages payable, less current portion	$18,824	$19,028

The Company maintains an amended and restated mortgage agreement with the Bank of New England with an interest rate of 6.5% per annum, which matures in August 2025 (the “Amended BNE Mortgage”). The Amended BNE Mortgage is secured by the Company’s properties in New Bedford, Massachusetts and Middleboro, Massachusetts. Proceeds from the Amended BNE Mortgage were used to pay down a previous mortgage of $4.8 million with the Bank of New England on the New Bedford property, and $7.2 million of outstanding promissory notes as discussed below. The current portions of the outstanding principal balance under the Amended BNE Mortgage at March 31, 2023 and December 31, 2022 were approximately $387,000 and $382,000, respectively.

The Company maintains a second mortgage with Bank of New England that is secured by the Company’s property in Wilmington, Delaware (the “BNE Delaware Mortgage”). The mortgage matures in 2031, with monthly principal and interest payments. The interest rate is 5.25% per annum, with the rate adjusting every five years to the then-prime rate plus 1.5%, with a floor of 5.25% per annum. The next interest rate adjustment will occur in September 2026. The current portions of the outstanding principal balance under the BNE Delaware Mortgage at March 31, 2023 and December 31, 2022 were approximately $128,000 and $126,000, respectively.

The Company maintains a mortgage with DuQuoin State Bank (“DSB”) in connection with its purchase of properties in Anna, Illinois and Harrisburg, Illinois (the “DuQuoin Mortgage”). On May 5th of each year, the DuQuoin Mortgage becomes due unless it is renewed for another year at a rate determined by DSB’s executive committee. The DuQuoin Mortgage was renewed in May 2021 at a rate of 6.75% per annum. The current portions of the outstanding principal balance under the DuQuoin Mortgage at each of March 31, 2023 and December 31, 2022 were approximately $37,000 and $36,000, respectively.

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, Illinois. The purchase price consisted of 750,000 shares of the Company’s common stock, which were valued at $705,000 on the date of the transaction, and payoff of the seller’s remaining mortgage balance of $1.6 million. In connection with this purchase, the Company entered into a second mortgage agreement with DSB for $2.7 million that matures in July 2041, and which initially bears interest at a rate of 6.25% per annum (the “DuQuoin Metropolis Mortgage”). The interest rate on the DuQuoin Metropolis Mortgage is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and holds the related mortgage obligation, reducing the

Company’s ownership interest in Metro to 70.0%. The current portions of the outstanding principal balance of the DuQuoin Metropolis Mortgage at March 31, 2023 and December 31, 2022 were approximately $79,000 and $77,000, respectively.

In July 2022, Mari Holdings Mt Vernon LLC, a wholly owned subsidiary of the Company, entered into a $3 million loan agreement and mortgage with DSB secured by property owned in Mt. Vernon, Illinois, which the Company is developing into a grow and production facility (the "DuQuoin Mt. Vernon Mortgage"). The DuQuoin Mt. Vernon Mortgage has a 20-year term and initially bears interest at the rate of 7.75% per annum, subject to upward adjustment on each annual anniversary date to the Wall Street Journal U.S. Prime Rate (with an interest rate floor of 7.75%). The proceeds of this loan are being utilized for the build-out of the property and other working capital needs. The current portions of the outstanding principal balance of the DuQuoin Mt. Vernon Mortgage were approximately $68,000 at each of March 31, 2023 and December 31, 2022.

In February 2020, the Company entered into a mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, Illinois, (the “South Porte Bank Mortgage”). Beginning in August 2021, pursuant to an amendment of the South Porte Bank Mortgage, the monthly payments of principal and interest aggregated approximately $6,000, with such payment amounts effective through June 2023, at which time all remaining principal, interest and fees are due.

Promissory Notes

Promissory Notes Issued as Purchase Consideration

Ermont Acquisition

In connection with the Ermont Acquisition, the Company issued the Ermont Note (see Note 2) totaling $7.0 million. The Ermont Note matures in March 2029, and bears interest at 6.0% per annum, with payments of interest only for two years, and thereafter quarterly payments of principal and interest in arrears. The outstanding balance on the Ermont Note is due and payable in full if and when the Company raises $75 million or more of equity capital. The Company recorded the Ermont Note at a present value of $4.6 million. The Company recorded $2.4 million as a debt discount, which is being accreted through the term of the Ermont Note. The difference between the face value of the Ermont Note and the present value recorded at the time of the Ermont Acquisition is being amortized to interest expense over the term of the Ermont Note. The fair value of the Ermont Note was $4.6 million at March 31, 2023, all of which was recorded as noncurrent, as the first principal payment is not due until two years after the Ermont Acquisition Date.

Greenhouse Naturals Acquisition

In connection with the Greenhouse Naturals Acquisition, the Company issued the Greenhouse Naturals Note (see Note 2) totaling $5.0 million to the Greenhouse Sellers, payable on a monthly basis as a percentage of the monthly gross sales of the Company's Beverly, Massachusetts dispensary. The Company recorded the Greenhouse Naturals Note at a present value of $4.3 million. The Company recorded $0.7 million as a debt discount, which is being accreted through the term of the Greenhouse Naturals Note. The difference between the face value of the Greenhouse Naturals Note and the present value recorded at the time of the Greenhouse Naturals Acquisition is being amortized to interest expense over the term of the note, which matures in July 2026. The fair values of the Greenhouse Naturals Note were $4.4 million and $4.3 million at March 31, 2023 and December 31, 2022, respectively. The Company estimated that the current portions of the Greenhouse Naturals Note were $1.3 million and $0.9 million at March 31, 2023 and December 31, 2022, respectively, which are included in Mortgages and notes payable, current portion, in the Company's condensed consolidated balance sheets.

Kind Acquisition

In connection with the Kind Acquisition (see Note 2), the Company issued four-year promissory notes aggregating $6.5 million at the rate of 6.0% per annum to the members of Kind (the “Kind Notes”). At December 31, 2022, the outstanding balance of the Kind Notes totaled $5.5 million, of which $1.6 million was current.

On January 24, 2023, in connection with the Credit Agreement (see Note 10), the Company repaid the Kind Notes in full, aggregating $5.4 million, including approximately $420,000 of accrued interest. There was no penalty in connection with the early repayment of the Kind Notes.

Promissory Note Conversion

During the three months ended March 31, 2022, a noteholder converted the outstanding principal balance of $400,000 into 1,142,858 shares of the Company’s common stock and the note was retired. The Company did not record any gains or losses arising from this conversion.

Promissory Notes Issued to Purchase Commercial Vehicles

The Company purchased a commercial vehicle in January 2023 and entered into a note agreement with Ally Financial to finance the purchase. The Company had previously entered into note agreements to purchase commercial vehicles in August 2020 with First Citizens' Federal Credit Union and in June 2021 with Ally Financial. At March 31, 2023, the three outstanding notes had an aggregate outstanding balance of approximately $95,000, of which approximately $17,000 was current. At December 31, 2022, the two outstanding notes had an aggregate outstanding balance of approximately $48,000, of which approximately $12,000 was current. The weighted average interest rates of the outstanding balances were 11.64% and 8.19% at March 31, 2023 and December 31, 2022, respectively. The weighted average remaining terms of these notes were 4.84 years and 4.07 years at March 31, 2023 and December 31, 2022, respectively.

Future Payments

The future principal amounts due under the Company outstanding mortgages and notes payable at March 31, 2023 were as follows (in thousands):

Year ending December 31,
Remainder of 2023	$1,426
2024	3,047
2025	3,810
2026	3,578
2027	2,677
Thereafter	17,984
32,522
Less: discount	(3,139)
$29,383

(12) MEZZANINE EQUITY

Series B Convertible Preferred Stock

In 2021, the Company entered into an exchange agreement with two unaffiliated institutional shareholders (the “Exchange Agreement”) whereby the Company (i) issued $4.4 million of promissory notes to the two institutional shareholders, which were retired in March 2021, and (ii) exchanged 4,908,333 shares of the Company’s common stock previously acquired by the two institutional shareholders for an equal number of shares of newly designated Series B convertible preferred stock (the “Series B Stock”).

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

The holders of Series B Stock (the “Series B Holders”) are entitled to cast the number of votes equal to the number of shares of the Company's common stock into which the shares of Series B Stock are convertible, together with the holders of the Company's common stock as a single class, on most matters. However, the affirmative vote or consent of the Series B Holders voting separately as a class is required for certain acts taken by the Company, including the amendment or repeal of certain charter provisions, liquidation or winding up of the Company, creation of stock senior to the Series B Stock, and/or other acts defined in the certificate of designation.

The Series B Stock shall, with respect to dividend rights and rights on liquidation, winding up and dissolution, rank senior to the Company’s common stock. The Company shall not declare, pay, or set aside any dividends on shares of any other class or series of capital stock of the Company unless the Series B Holders shall first receive, or simultaneously receive, a dividend on each outstanding share of Series B Stock in an amount calculated pursuant to the certificate of designation.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Series B Holders shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of the Company's common stock by reason of their ownership thereof, an amount per share of Series B Stock equal to $3.00, plus any dividends declared but unpaid thereon, with any remaining assets distributed pro-rata among the Series B Holders and the holders of the Company's common stock, based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to shares of the Company's common stock.

At any time on or prior to the six-year anniversary of the issuance date of the Series B Stock, (i) the Series B Holders have the option to convert their shares of Series B Stock into shares of the Company's common stock at a conversion price of $3.00 per share, without the payment of additional consideration, and (ii) the Company has the option to convert all, but not less than all, shares of Series B Stock into shares of the Company's common stock at a conversion price of $3.00 if the daily volume weighted average price of the Company's common stock (the “VWAP”) exceeds $4.00 per share for at least twenty consecutive trading days prior to the date on which the Company gives notice of such conversion to the Series B Holders.

On the day following the six-year anniversary of the issuance of the Series B convertible preferred stock, all outstanding shares of Series B Stock shall automatically convert into shares of the Company's common stock as follows:

•If the sixty-day VWAP is less than or equal to $0.50 per share, the Company shall have the option to (i) convert all shares of Series B Stock into shares of the Company's common stock at a conversion price of $1.00 per share, and pay cash to the Series B Holders equal to the difference between the sixty-day VWAP and $3.00 per share, or (ii) pay cash to the Series B Holders equal to $3.00 per share.
•If the sixty-day VWAP is greater than $0.50 per share, the Company shall have the option to (i) convert all shares of Series B Stock into shares of the Company's common stock at a conversion price per share equal to the quotient of $3.00 per share divided by the sixty-day VWAP, or (ii) pay cash to the Series B Holders equal to $3.00 per share, or (iii) convert all shares of Series B Stock into shares of the Company's common stock at a conversion price per share equal to the sixty-day VWAP and pay cash to the Series B Holders equal to the difference between $3.00 per share and the sixty-day VWAP.

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

At the closing of the Hadron Transaction in March 2021, Hadron purchased $23.0 million of Units at a price of $3.70 per Unit. Each Unit is comprised of one share of Series C Stock and a four-year warrant to purchase two and one-half shares of the Company's common stock. The Company issued to Hadron 6,216,216 shares of Series C Stock and warrants to purchase up to an aggregate of 15,540,540 shares of its common stock. Each share of Series C Stock is convertible, at Hadron’s option, into five shares of the Company's common stock, and each warrant is exercisable at an exercise price of $1.087 per share. The warrants are subject to early termination if certain milestones are achieved and the market value of the Company’s common stock reaches certain predetermined levels. The fair value of the warrants on the issuance date was $9.5 million, which amount was recorded in Additional paid-in capital. The Company incurred costs of $0.4 million related to the issuance of these securities, which was recorded as a reduction to Additional paid-in capital in March 2021.

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

Of the $23.0 million of proceeds received by the Company in March 2021, $7.3 million was used to fund construction and upgrades to certain of the Company’s owned and managed facilities, and $15.7 million was used to pay down debt and related interest (see Note 11).

No further funding has occurred under the Hadron Facility and, on August 4, 2022, the Company and Hadron entered into a Second Amendment to the Securities Purchase Agreement pursuant to which, inter alia, (a) Hadron’s obligation to provide any further funding to the Company and the Company’s obligation to sell any further securities to Hadron was terminated, (b) Hadron’s right to appoint a designee to the Company’s board of directors was eliminated, and (c) certain covenants restricting the Company’s incurrence of new indebtedness were eliminated.

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

Stock Options

A summary of the Company's stock option activity during the three months ended March 31, 2023 is below:

	Shares	Weighted average exercise price
Outstanding at January 1, 2023	36,504,673	$0.82
Granted	1,100,000	$0.43
Forfeited	(457,500)	$1.97
Outstanding at March 31, 2023	37,147,173	$0.80

Stock options granted under the 2018 Plan generally expire five years from the date of grant. At March 31, 2023, the options outstanding had a weighted average remaining life of approximately three years.

The grant date fair values of stock options granted in the three months ended March 31, 2023 were estimated using the Black-Scholes valuation model with the following assumptions:

Estimated life (in years)	3.00 to 3.26
Weighted average volatility	99.22%
Weighted average risk-free interest rate	3.59%
Dividend yield	—

Restricted Stock Units

The Company began to grant RSUs under the 2018 Plan in the fourth quarter of 2022. Holders of unvested RSUs do not have voting and dividend rights. The grant date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service periods. The fair value of RSUs is determined based on the market value of the shares of the Company's common stock on the date of grant.

The activity related to the Company's RSUs for the three months ended March 31, 2023 was as follows:

	RSUs	Weighted average grant date fair value
Unvested at January 1, 2023	1,599,999	$0.53
Granted	1,108,000	$0.46
Outstanding at March 31, 2023	2,707,999	$0.50

Warrants

In connection with the Credit Agreement, the Company issued to the Lenders an aggregate of 19,148,936 warrants to purchase shares of the Company's common stock at $0.47 per share, exercisable for a five-year period following issuance (see Note 10).

At March 31, 2023, warrants to purchase up to 41,824,476 shares of the Company's common stock were outstanding, with a weighted average exercise price of $1.46.

Other Common Stock Issuances

In addition to the activity described previously, the Company also issued during the three months ended March 31, 2023:

•70,000 shares of restricted common stock reported as subscribed at December 31, 2022 as discussed below;
•6,580,390 shares of restricted common stock with a fair value of $3.0 million issued as purchase consideration for the Ermont Acquisition (see Note 2); and
•1,793 shares of restricted common stock with an aggregate fair value of approximately $1,000 issued under a royalty agreement.

Stock-Based Compensation

The Company recorded stock-based compensation of $0.2 million and $2.5 million in the three months ended March 31, 2023 and 2022, respectively.

Common Stock Issuance Obligations

At March 31, 2023, the Company was obligated to issue 5,025 shares of restricted common stock with an aggregate grant date fair value of approximately $2,000 to an employee. At December 31, 2022, the Company was obligated to issue 70,000 shares of restricted common stock in the aggregate with a total grant date fair value of approximately $39,000, to two employees, which were issued during the three months ended March 31, 2023.

(14) REVENUE

The Company’s main sources of revenue are comprised of the following:

•Product sales (retail and wholesale) – direct sales of cannabis and cannabis-infused products by the Company’s retail dispensaries and wholesale operations. This revenue is recognized when products are delivered or at retail points-of-sale.
•Real estate rental income – rental income generated from leasing of the Company’s state-of-the-art, regulatory-compliant cannabis facilities to its cannabis-licensed clients. Rental income is generally a fixed amount per month that escalates over the respective lease terms. Prior to the third quarter of 2022, the Company charged additional rental fees based on a percentage of tenant revenues that exceeded specific amounts; these incremental rental fees were eliminated in connection with new contract terms with the Company's client.
•Supply procurement – resale of cultivation and production resources, supplies and equipment that the Company has acquired from top national vendors at discounted prices to its client and third parties within the cannabis industry. The Company recognizes this revenue after the delivery and acceptance of goods by a purchaser.
•Management fees – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production and dispensary operations. Prior to the third quarter of 2022, these fees were based on a percentage of such client's revenue and were recognized after services were performed; these fees were eliminated in connection with new contract terms with the Company's client.
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

Revenue for the three months ended March 31, 2023 and 2022 was comprised of the following (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Product revenue:
Product revenue - retail	$23,183	$21,441
Product revenue - wholesale	10,376	6,062
Total product revenue	33,559	27,503
Other revenue:
Real estate rentals	420	1,587
Supply procurement	308	1,190
Management fees	19	753
Licensing fees	74	249
Total other revenue	821	3,779
Total revenue	$34,380	$31,282

(15) MAJOR CUSTOMERS

The Company did not have any customers that contributed 10% or more of total revenue in either of the three-month periods ended March 31, 2023 or 2022.

The Company did not have any customers that accounted for 10% or more of the Company’s accounts receivable balance, at either March 31, 2023 or December 31, 2022. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and historical losses have been within management’s expectations.

(16) LEASES

Arrangements that are determined to be leases with a term greater than one year are accounted for by the recognition of right-of-use assets that represent the Company’s right to use an underlying asset for the lease term, and lease liabilities that represent the Company’s obligation to make lease payments arising from the lease. Non-lease components within lease agreements are accounted for separately.

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

The Company is currently the lessee under seven operating leases and eleven finance leases. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments.

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
•Delaware – a 12,000 square foot premises, which the Company developed into a cannabis production facility with offices and which it subleases to its cannabis-licensed client. The lease expires in January 2026 and contains an option to negotiate an extension at the end of the lease.
•Massachusetts – 10,000 square feet of office space, which the Company utilizes as its corporate offices under a lease with a related party expiring in 2028 with an option to extend the term for an additional five-year period.
•Massachusetts - a 2,700 square foot dispensary, which lease the Company assumed under a lease that expires in 2026, with options to extend the term for three additional five-year periods through 2041.
•Massachusetts - an approximately 33,800 square foot building which houses both a dispensary and a cultivation facility, which lease expires in October 2038.
•Maryland – a 2,700 square foot two-unit apartment under a lease that expires in July 2023.
The Company leases machinery and office equipment under finance leases that expire from July 2023 through January 2028, with such terms being a major part of the economic useful life of the leased property.

The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Operating lease expense	$299	$277

Finance lease expenses:
Amortization of right of use assets	$54	$19
Interest on lease liabilities	15	7
Total finance lease expense	$69	$26

At March 31, 2023, the weighted average remaining lease terms for operating leases and finance leases were 10.2 years and 3.3 years, respectively. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was between 7.5% and 13.5% for all leases.

Future minimum lease payments as of March 31, 2023 under all non-cancelable leases having an initial or remaining term of more than one year were (in thousands):

	Operating leases	Finance leases
Remainder of 2023	$1,329	$273
2024	1,887	307
2025	1,929	306
2026	1,856	103
2027	1,754	46
Thereafter	3,953	—
Total lease payments	12,708	1,035
Less: imputed interest	(2,073)	(175)
	$10,635	$860

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

In February 2022, the Company was notified that it was awarded a cannabis dispensary license from the state of Ohio. The Company is awaiting the final verification process to be completed by the state. In April 2022, the Company extended the term of one of the Ohio Leases to February 2023 (the "Extended Ohio Lease"), and the remaining five Ohio Leases were terminated. The Company intends to enter into a ten-year lease on the Extended Ohio Lease property, which will become effective upon the completion of the final verification process by the state. At March 31, 2023 and December 31, 2022, the lease term of the Extended Ohio Lease was less than one year, and the Company was not required to record a right-of-use asset and corresponding lease liability on its balance sheet. Accordingly, the future lease payments of the Extended Ohio Lease are excluded from the table of future minimum lease payments shown above.

(17) RELATED PARTY TRANSACTIONS

The Company’s corporate offices are leased from an entity in which the Company’s Chief Executive Officer and President (the "CEO"), has an investment interest. This lease expires in October 2028 and contains a five-year extension option. Expenses incurred under this lease were approximately $39,000 for each of the three-month periods ended March 31, 2023 and 2022.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s Chief Operating Officer (the “COO”). Purchases from this entity totaled $1.0 million and $0.9 million in the three months ended March 31, 2023 and 2022, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the COO and its Chief Revenue Officer (the “CRO") under a royalty agreement. This agreement was amended effective January 1, 2021 whereby, among other modifications, the royalty percentage changed from 2.5% on all sales of Betty’s Eddies products to 3.0% if sold directly by the Company and between 1.35% and 2.5% if licensed by the Company for sale by third parties. Future developed products (i.e., ice cream) have a royalty rate of 0.5% if sold directly by the Company and between 0.125% and 0.135% if licensed by the Company for sale by third parties. The aggregate royalties due to this entity were approximately $77,000 and $56,000 for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023, one of the Company’s majority-owned subsidiaries paid distributions in the aggregate of approximately $1,300 to the CEO, who owns a minority equity interest in such subsidiary. During the three months ended March 31, 2022, this majority-owned subsidiary paid aggregate distributions of approximately $11,000 to the Company’s then-CEO and then-Chief Financial Officer (now the CEO), each of whom owned minority equity interests in such subsidiary.

During the three months ended March 31, 2023 and 2022, the Company purchased fixed assets and consulting services aggregating $267,000 and $82,000, respectively, from two entities owned by two of the Company’s general managers.

The Company’s mortgages with Bank of New England, DuQuoin State Bank, and South Porte Bank are personally guaranteed by the CEO.

(18) COMMITMENTS AND CONTINGENCIES

Maryland Litigation

Following the consummation of the Kind Acquisition, in April 2022, litigation between the Company and the members of Kind was dismissed in its entirety with prejudice, and the parties have released one another of any and all claims between them.

DiPietro Lawsuit

In December 2021, the parties to this action entered into a global confidential settlement and release agreement, along with the parties to the aforementioned Maryland litigation. At the same date, the Company’s wholly-owned subsidiary MariMed Advisors Inc. (“MMA”) and Jennifer DiPietro (“Ms. DiPietro”), one of the former members of Kind, entered into a membership interest purchase agreement pursuant to which the Company would purchase Ms. DiPietro’s interests in Mia Development LLC, the Company's majority-owned subsidiary that owns production and retail cannabis facilities in Wilmington, Delaware, and Mari Holdings MD LLC ("Mari-MD"), the Company's majority-owned subsidiary that owns production and retail cannabis facilities in Hagerstown, Maryland and Annapolis Maryland. Upon the court’s approval of the parties’ joint motion for approval, on June 8, 2022, the purchase of Ms. DiPietro’s interests was consummated. The parties released all direct and derivative claims against one another, and a stipulation dismissing all claims and counterclaims with prejudice was filed with the court.

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

On January 24, 2020, an involuntary bankruptcy proceeding under Chapter 11 was filed against GenCanna and its wholly-owned subsidiary, OGGUSA Inc. (f/k/a GenCanna Global US, Inc.) ("OGGUSA" and together with GenCanna, the "OGGUSA Debtors") in the U.S. Bankruptcy Court in the Eastern District of Kentucky (the "Bankruptcy Court"). In February 2020, the OGGUSA Debtors, under pressure from certain of its creditors including its senior lender MGG Investment Group LP ("MGG"), agreed to convert the involuntary bankruptcy proceeding into a voluntary Chapter 11 proceeding. The OGGUSA Debtors' subsidiary, Hemp Kentucky LLC, also filed voluntary petitions under Chapter 11 in the Bankruptcy Court.

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

(19) SUBSEQUENT EVENTS

Equity Transactions

Subsequent to March 31, 2023, the following equity transactions occurred:

•On April 5, 2023, the Company issued 1,290 restricted common shares under a royalty agreement.
•On April 5, 2023, the Company issued 5,025 restricted common shares in satisfaction of shares subscribed at March 31, 2023.
•On April 17, 2023, the Company issued 349,999 common shares underlying RSUs that vested on that date.
•On April 21, 2023, the Company issued 450,000 restricted common shares to purchase a 0.33% minority interest in Mari Holdings MD LLC, one of the Company's majority-owned subsidiaries.
•On April 25, 2023, the Company received a conversion notice from Hadron in connection with its conversion of 2,651,404 Series C Preferred shares into 13,257,020 common shares. The Company issued the shares and arranged for the delivery of a new stock certificate covering the remaining outstanding 3,564,818 Series C Preferred shares. The effective date of the conversion was April 25, 2023.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of MariMed Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2023.

Forward Looking Statements

When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the SEC, words or phrases such as “anticipate,” “believe,” “could,” “would,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

The following discussion should be read in conjunction with the financial statements and related notes which are included in this Quarterly Report on Form 10-Q.

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

On March 9, 2023 (the "Ermont Acquisition Date"), we acquired the operating assets of Ermont, Inc. ("Ermont"), a medical-licensed vertical cannabis operator located in Quincy, Massachusetts (the "Ermont Acquisition"). The financial results of Ermont are included in our condensed consolidated financial statements for the period subsequent to the Ermont Acquisition Date.

We completed two acquisitions during the year ended December 31, 2022 that we recorded as asset purchases. On May 5, 2022 (the "Green Growth Acquisition Date"), we completed the acquisition of 100% of the equity ownership of Green Growth Group Inc. ("Green Growth"), an entity that holds a craft cultivation and production cannabis license in the state of Illinois (the "Green Growth Acquisition"). On December 30, 2022 (the "Greenhouse Naturals Acquisition Date"), we completed an asset purchase under which we acquired a cannabis license and assumed a property lease for a dispensary in Beverly, Massachusetts that had never been operational.

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
•In Massachusetts, we recently opened two additional dispensaries, and intend to significantly expand the capacity and capability of our manufacturing facility in New Bedford, Massachusetts.
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

Accounts Receivable

We provide credit to our clients in the form of payment terms. We limit our credit risk by performing credit evaluations of our clients and maintaining a reserve, as applicable, for potential credit losses. Such evaluations are judgmental in nature and include a review of each client’s outstanding balances with consideration toward such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Accordingly, the actual amounts collected could differ from expected amounts and require that we record additional reserves.

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

Loss Contingencies and Reserves

We are subject to ongoing business risks arising in the ordinary course of business that affect the estimation process of the carrying value of assets, the recording of liabilities, and the possibility of various loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such amounts should be adjusted and record changes in estimates in the period they become known. We are subject to legal claims from time to time. We reserve for legal contingencies and legal fees when the amounts are probable and estimable.

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

Results of Operations

Three months ended March 31, 2023 and 2022

Revenue

Our main sources of revenue are comprised of the following:

•Product sales (retail and wholesale) - direct sales of cannabis and cannabis-infused products primarily by our retail dispensaries and wholesale operations in Massachusetts, Illinois, and, as of the Kind Acquisition Date, Maryland. We recognize this revenue when products are delivered or at retail points-of-sale.
•Real estate rentals - rental income generated from leasing of our state-of-the-art, regulatory compliant cannabis facilities to our cannabis-licensed clients. Rental income is generally a fixed amount per month that escalates over the respective lease terms. Prior to the third quarter of 2022, we charged additional rental fees based on a percentage of tenant revenues that exceeded specified amounts; these incremental rental fees were eliminated in connection with new contract terms with our client.
•Supply procurement - resale of cultivation and production resources, supplies and equipment that we have acquired from top national vendors at discounted prices to our clients and third parties within the cannabis industry. We recognize this revenue after the delivery and acceptance of goods by the purchaser.
•Management fees - fees for providing our cannabis clients with comprehensive oversight of their cannabis cultivation, production and dispensary operations. Prior to the third quarter of 2022, these fees were based on a percentage of such client's revenue and were recognized after services have been performed; these fees were eliminated in connection with new contract terms with our client.
•Licensing fees - revenue from the licensing of our branded products, including Betty's Eddies, Bubby's Baked, Vibations, and Kalm Fusion, to wholesalers and to regulated dispensaries throughout the United States and Puerto Rico. We recognize this revenue when the products are delivered.

Our revenue for the three months ended March 31, 2023 and 2022 was comprised of the following (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Product revenue:
Product revenue - retail	$23,183	$21,441
Product revenue - wholesale	10,376	6,062
Total product revenue	33,559	27,503
Other revenue:
Real estate rentals	420	1,587
Supply procurement	308	1,190
Management fees	19	753
Licensing fees	74	249
Total other revenue	821	3,779
Total revenue	$34,380	$31,282

Our total revenue increased $3.1 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Our total product revenue increased $6.1 million, or 22.0%, primarily attributable to wholesale revenue arising from the Kind Acquisition, coupled with higher retail sales in Illinois. These increases were partially offset by decreases in our other revenue, primarily attributable to rent and management fee reductions in connection with one of our clients and the Kind Acquisition.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue represents the direct costs associated with the generation of our revenue, including licensing, packaging, supply procurement, manufacturing, supplies, depreciation, amortization of acquired intangible assets, and other product-related costs.

Our cost of revenue, gross profit and gross margin for the three months ended March 31, 2023 and 2022 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	2023	2022	$	%
Three months ended March 31,
Cost of revenue	$18,992	$14,306	$4,686	32.8%
Gross profit	$15,388	$16,976	$(1,588)	(9.4)%
Gross margin	44.8%	54.3%

Our cost of revenue increased in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Our higher cost of revenue in the current year quarter was primarily attributable to an aggregate of $5.7 million of higher manufacturing, employee-related and facility expenses. These higher costs were primarily due to our increased headcount and new facilities in connection with our recent acquisitions and in-process expansions. These increases were partially offset by lower supply procurement and certain inventory-related expenses. The net increase in cost and resulting decreases in gross profit resulted in lower gross margins in the current year quarter compared to the same prior year period.

Operating Expenses

Our operating expenses are comprised of personnel, marketing and promotion, general and administrative, acquisition-related and other, and bad debt expenses. Our operating expenses for the three months ended March 31, 2023 and 2022 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	2023	2022	$	%
Three months ended March 31,
Personnel	$4,656	$3,042	$1,614	53.1%
Marketing and promotion	1,146	643	503	78.2%
General and administrative	4,305	6,228	(1,923)	(30.9)%
Acquisition-related and other	190	—	190	100.0%
Bad debt	(44)	14	(58)	(414.3%)
	$10,253	$9,927	$326	3.3%

The increase in our personnel expenses in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the hiring of additional staff to support higher levels of projected revenue from existing operations, as well as from the Kind Acquisition and, to a lesser extent, our other recent acquisitions. Personnel costs increased to approximately 14% of revenue in the three months ended March 31, 2023, compared to approximately 10% of revenue in the three months ended March 31, 2022.

The increase in our marketing and promotion expenses in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to our focused efforts to upgrade our marketing initiatives in order to expand branding and distribution of our licensed products.

Our general and administrative expenses decreased by approximately $2 million in the three months ended March 31, 2023 compared to the same prior year period. This decrease was primarily attributable to lower costs in connection with our equity programs and professional fees, partially offset by higher facility and travel and transport expenses in the current year quarter.

Acquisition-related and other expenses include those expenses related to acquisitions and other significant transactions that we would otherwise not have incurred, and include professional and services fees, such as legal, audit, consulting, paying agent and other fees. We incurred $0.2 million of acquisition-related and other expenses in the three months ended March 31, 2023, primarily related to our acquisitions in the first quarter of 2023 and professional fees related to obtaining the Credit Agreement (as described below). We did not record any acquisition-related and other expenses in the three months ended March 31, 2022.

Interest and Other (Expense) Income, Net

Interest expense primarily relates to interest on mortgages and notes payable, and, effective in 2023, the Credit Agreement (as described below). Interest income primarily relates to interest receivable in connection with our notes receivable. Other (expense) income, net, includes gains (losses) on changes in the fair value of our investments and other investment-related income (expense).

Our net interest expense increased $2.3 million in the three months ended March 31, 2023, compared to the same prior year period, primarily due to interest related to the Credit Agreement (as described below), coupled with expense for a fair value adjustment to notes payable in connection with our early repayment of the notes payable for the Kind Acquisition.

We reported $0.9 million of net other expense in the three months ended March 31 2023, primarily due to the write-off of assets in connection with our decision to cancel our plans to expand into Nevada. We reported net other income of $1.0 million in the three months ended March 31 2022, primarily related to non-cash income from a non-consolidated investment.

Income Tax Provision

We recorded income tax provisions of $2.5 million and $3.7 million in the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of $21.6 million and $9.7 million at March 31, 2023 and December 31, 2022, respectively. In addition to the discussions below of our cash flows from operating, investing, and financing activities, please also see our discussion of non-GAAP Adjusted EBITDA in the section “Non-GAAP Measurement” below, which discusses an additional financial measure not defined by GAAP which our management also uses to measure our liquidity.

Credit Agreement

On January 24, 2023,we entered into a Loan and Security Agreement, by and among the Company, subsidiaries of the Company from time-to-time party thereto (collectively with the Company, the “Borrowers”), lenders from time-to-time party thereto (the “Lenders”), and Chicago Atlantic Admin, LLC (“Chicago Atlantic”), as administrative agent for the Lenders (the "Credit Agreement").

Proceeds from the Credit Agreement are designated to complete the build-out of a new cultivation and processing facility in Illinois, complete the build-out of a new processing kitchen in Missouri, expand existing cultivation and processing facilities in Massachusetts and Maryland, fund certain capital expenditures, and repay in full the Kind Therapeutics seller notes incurred in connection with the Kind Acquisition, which repayment occurred on January 24, 2023. The remaining balance, if any, is expected to be used to fund acquisitions.

Principal, Security, Interest and Prepayments

The Credit Agreement provides for $35.0 million in principal borrowings at our option in the aggregate and further provides the Borrowers with the right, subject to customary conditions, to request an additional incremental term loan in the aggregate principal amount of up to $30.0 million; provided that the Lenders elect to fund such incremental term loan. $30.0 million of loan principal was funded at the initial closing and we have the option, during a six-month period following the initial closing, to draw down an additional $5.0 million. The loans require scheduled amortization payments of 1.0% of the principal amount outstanding under the Credit Agreement per month commencing in May 2023, and the remaining principal balance is due in full on January 24, 2026, subject to extension to January 24, 2028 under certain circumstances.

The Credit Agreement provides the Borrowers with the right, subject to specified limitations, to (a) incur seller provided debt in connection with future acquisitions, (b) incur additional mortgage financing from third-party lenders secured by real estate currently owned and acquired after the closing date, and (c) incur additional debt in connection with equipment leasing transactions.

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

At any time, we may voluntarily prepay amounts due under the facility in $5.0 million increments, subject to a three-percent prepayment premium and, during the first 20-months of the term, a “make-whole” payment.

Representations, Warranties, Events of Default and Certain Covenants

The Credit Agreement includes customary representations and warranties and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.

The Credit Agreement also includes customary negative covenants limiting our ability to incur additional indebtedness and grant liens that are otherwise not permitted, among others. Additionally, the Credit Agreement requires us to meet certain financial tests. At March 31, 2023, we were in compliance with the covenants of the Credit Agreement.

Warrant Issuance

The Credit Agreement provides for 30% warrant coverage against amounts funded under the facility, priced at a 20% premium to the trailing 20-day average price on the closing date of each such funding. At the initial closing, upon funding of the initial $30.0 million under the facility, we issued to the Lenders an aggregate of 19,148,936 warrants to purchase shares of our common stock at $0.47 per share, exercisable for a five-year period following issuance. Incremental warrants are issuable upon further draw-downs under the facility.

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

Our operating activities used $4.5 million and provided $8.5 million of cash in the three months ended March 31, 2023 and 2022, respectively. The change in cash from operating activities in the current year period compared to the prior year was primarily attributable to $5.3 million of cash utilized to pay income taxes in the current year period, compared to $0.1 million in the same prior year period, coupled with higher costs and operating expenses driven by our continued focus on increasing and expanding our sales activities, facilities and footprint both in the states where we currently operate and into other states. These higher costs primarily relate to personnel, cultivation/manufacturing and facility expenses.

Cash Flows from Investing Activities

Our investing activities used $6.9 million and $4.4 million of cash in the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we used cash of $3.1 million for capital expenditures, $3.0 million part of the purchase consideration for the Ermont Acquisition, $0.6 million for cannabis licenses and $0.3 million for advances toward future business acquisitions. During the three months ended March 31, 2022, we used cash of $4.0 million for capital expenditures, $0.3 million for cannabis licenses and $0.1 million for advances toward future business acquisitions.

Cash Flows from Financing Activities

Our financing activities provided $23.3 million of cash in the three months ended March 31, 2023 and used $0.3 million of cash in the three months ended March 31, 2022. We received proceeds of $29.1 million from the Credit Agreement, of which we used $5.5 million to repay in full the notes previously issued to the sellers of Kind as part of the purchase consideration for the April 2022 Kind Acquisition. We made $0.3 million of aggregate principal payments on our outstanding mortgages and finance lease and approximately $34,000 of distribution payments. During the three months ended March 31, 2022, we made $0.2 million of aggregate principal payments on our outstanding mortgages and finance leases and $0.1 million of distribution payments.

Based on our current expectations, we believe our current cash and future funding opportunities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at March 31, 2023, and our ability to raise additional cash through financing activities. We anticipate devoting substantial capital resources to continue our efforts to execute our strategic growth plan as described above.

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

Reconciliation of Net Income to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles Net income to Adjusted EBITDA for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022

GAAP Income from operations	$5,135	$7,049
Depreciation and amortization of property and equipment	986	702
Amortization of acquired intangible assets	557	140
Stock-based compensation	208	2,471
Acquisition-related and other	190	—
Adjusted EBITDA	$7,076	$10,362

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2023 (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Over the past several years, the Company implemented significant measures to remediate past instances of ineffectiveness of the Company’s internal control over financial reporting. The remediation measures consisted of the hiring of a new CFO, the engagement of accounting consultants as needed to provide expertise on specific areas of the accounting guidance, the hiring of individuals with appropriate experience in internal controls over financial reporting, and the modification to the Company’s accounting processes and enhancement to the Company’s financial control. Further, the

Company expanded its board of directors to include a majority of independent disinterested directors; established an audit, compensation, and nominating and governance committee of the board of directors.

Other than as described above, there was no change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There has been no material change to the status of the Company’s previously reported legal proceedings.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information contained in this item pursuant to Regulation S-K. However, information regarding the Company’s risk factors appears in Part I, Item 1A. of its Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"). These risk factors describe some of the assumptions, risks, uncertainties, and other factors that could adversely affect the Company’s business or that could otherwise result in changes that differ materially from management’s expectations. There have been no material changes to the risk factors contained in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2023, the Company issued 1,793 shares of restricted common stock, with an aggregate fair value of approximately $1,000, under a royalty agreement. On January 13, 2023, the Company issued 6,580,390 shares of restricted common stock, with a fair value of $3.0 million, as purchase consideration for the Ermont Acquisition. On March 29, 2023, the Company issued an aggregate of 70,000 shares of restricted common stock to two employees, with a fair value of approximately $39,000.

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

3.2 *	Amended By-Laws, amended as of February 28, 2023.
4.1
Form of Common Stock Purchase Warrant, dated January 24, 2023, issued by MariMed Inc. to the Lenders (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on January 24, 2023 with the SEC.

10.1
Loan and Security Agreement dated as of January 24, 2023, by and among MariMed Inc., certain subsidiaries of MariMed Inc. from time-to-time party thereto, certain lenders from time-to-time party thereto, and Chicago Atlantic Admin, LLC, a Delaware limited liability company, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-L, filed on January 24, 2023 with the SEC).

10.2 ***
Amended and Restated Employment Agreement, effective as of February 28, 2023, between the Registrant and Jon R. Levine (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K, as amended, filed on March 3, 2023 with the SEC).

10.3 ***
Amended and Restated Employment Agreement, effective as of February 28, 2023, between the Registrant and Susan M. Villare (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K, as amended, file on March 3, 2023 with the SEC).

10.4 ***
Amended and Restated Employment Agreement, effective as of February 28, 2023, between the Registrant and Timothy Shaw (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K, as amended, file on March 3, 2023 with the SEC).

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 **	Section 1350 Certification of Chief Executive Officer
32.2 **	Section 1350 Certification of Chief Financial Officer
101.INS XBRL *	Instance Document
101.SCH XBRL *	Taxonomy Extension Schema
101.CAL XBRL *	Taxonomy Extension Calculation Linkbase
101.DEF XBRL *	Taxonomy Extension Definition Linkbase
101.LAB XBRL *	Taxonomy Extension Label Linkbase

101.PRE XBRL *	Taxonomy Extension Presentation Linkbase
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
*** This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2023

MARIMED INC.

By:	/s/ Susan M. Villare
Susan M. Villare
Chief Financial Officer (Principal Financial Officer)