Form 10-Q
period 2023-06-30
MARIMED INC.
filed 2023-08-04
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2023, 371,614,758 shares of the registrant’s common stock were outstanding.

MariMed Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to MariMed Inc. that is based on the beliefs of MariMed Inc.’s management, as well as assumptions made by and information currently available to the Company. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “could,” “should,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “will,” or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. Such statements reflect the current views of the Company with respect to future events, including consummation of pending transactions, launch of new products, expanded distribution of existing products, obtainment of new licenses, estimates and projections of revenue, EBITDA and Adjusted EBITDA and other information about the Company's business, business prospects and strategic growth plan, which are based on certain assumptions of its management, including those described in this Quarterly Report on Form 10-Q. These statements are not a guarantee of future performance and involve risk and uncertainties that are difficult to predict, including, among other factors, changes in demand for the Company’s services and products, changes in the law and its enforcement, timing and outcome of regulatory processes and changes in the economic environment.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MariMed Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$14,635	$9,737
Accounts receivable, net of allowances of $4,403 and $4,603 at June 30, 2023 and December 31, 2022, respectively	5,509	4,157
Deferred rents receivable	667	704
Notes receivable, current portion	2,642	2,637
Inventory	24,786	19,477
Investments, current portion	102	123
Due from related parties	35	29
Other current assets	9,541	7,282
Total current assets	57,917	44,146
Property and equipment, net	78,634	71,641
Intangible assets, net	18,700	14,201
Goodwill	11,993	8,079
Notes receivable, net of current portion	8,457	7,467
Investments, net of current portion	89	—
Operating lease right-of-use assets	9,898	4,931
Finance lease right-of-use assets	2,263	713
Other assets	1,417	1,024
Total assets	$189,368	$152,202

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Term loan	$3,600	$—
Mortgages and notes payable, current portion	2,050	3,774
Accounts payable	7,764	6,626
Accrued expenses and other	3,616	3,091
Income taxes payable	9,615	11,489
Operating lease liabilities, current portion	1,828	1,273
Finance lease liabilities, current portion	752	237
Total current liabilities	29,225	26,490
Term loan, net of current portion	20,546	—
Mortgages and notes payable, net of current portion	26,544	25,943
Operating lease liabilities, net of current portion	8,631	4,173

MariMed Inc.
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
Finance lease liabilities, net of current portion	1,516	461
Other liabilities	100	100
Total liabilities	86,562	57,167

Commitments and contingencies

Mezzanine equity
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at June 30, 2023 and December 31, 2022	14,725	14,725
Series C convertible preferred stock $0.001 par value; 12,432,432 shares authorized; 1,939,608 and 6,216,216 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	7,177	23,000
Total mezzanine equity	21,902	37,725

Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 32,659,235 shares authorized; zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 371,614,758 and 341,474,728 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	372	341
Common stock subscribed but not issued	—	39
Additional paid-in capital	167,652	142,365
Accumulated deficit	(85,527)	(83,924)
Noncontrolling interests	(1,593)	(1,511)
Total stockholders’ equity	80,904	57,310
Total liabilities, mezzanine equity and stockholders’ equity	$189,368	$152,202
See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$36,519	$32,986	$70,899	$64,268
Cost of revenue	20,143	17,981	39,135	32,287
Gross profit	16,376	15,005	31,764	31,981

Operating expenses:
Personnel	5,619	3,382	10,275	6,424
Marketing and promotion	1,666	809	2,812	1,452
General and administrative	5,080	5,565	9,385	11,793
Acquisition-related and other	425	754	615	754
Bad debt	39	—	(5)	14
Total operating expenses	12,829	10,510	23,082	20,437

Income from operations	3,547	4,495	8,682	11,544

Interest and other (expense) income:
Interest expense	(2,640)	(440)	(5,145)	(753)
Interest income	115	318	214	481
Other (expense) income, net	(10)	(727)	(910)	275
Total interest and other (expense) income, net	(2,535)	(849)	(5,841)	3

Income before income taxes	1,012	3,646	2,841	11,547
Provision for income taxes	1,947	1,750	4,440	5,410

Net (loss) income	(935)	1,896	(1,599)	6,137
Less: Net income attributable to noncontrolling interests	23	73	4	126
Net (loss) income attributable to common stockholders	$(958)	$1,823	$(1,603)	$6,011

Net (loss) earnings per share attributable to common stockholders:
Basic	$(0.00)	$0.01	$(0.00)	$0.02
Diluted	$(0.00)	$0.00	$(0.00)	$0.02

Weighted average common shares outstanding:
Basic	361,261	337,497	352,079	336,137
Diluted	361,261	379,626	352,079	379,225
See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Three months ended June 30, 2023
	Common stock		Common stock subscribed but not issued		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value	Shares	Amount
Balances at March 31, 2023	348,126,911	$348	5,025	$2	$151,052	$(84,569)	$(1,564)	$65,269
Issuance of subscribed shares	5,025	—	(5,025)	(2)	2	—	—	—
Exercise of stock options	157,752	—	—	—	35	—	—	35
Release of shares under stock grants	349,999	1	—	—	(1)	—	—	—
Conversion of preferred stock to common stock	21,383,040	21	—	—	15,802	—	—	15,823
Purchase of minority interests in certain of the Company’s subsidiaries	450,000	1	—	—	4	—	(5)	—
Common stock issued to settle obligations	400,000	—	—	—	160	—	—	160
Common stock issued under licensing agreement	1,290	—	—	—	—	—	—	—
Common stock issued to purchase property and equipment	740,741	1	—	—	299	—	—	300
Distributions to non-controlling interests	—	—	—	—	—	—	(47)	(47)
Stock-based compensation	—	—	—	—	299	—	—	299
Net loss	—	—	—	—	—	(958)	23	(935)
Balances at June 30, 2023	371,614,758	$372	—	$—	$167,652	$(85,527)	$(1,593)	$80,904

	Six months ended June 30, 2023
	Common stock		Common stock subscribed but not issued		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value	Shares	Amount
Balances at January 1, 2023	341,474,728	$341	70,000	$39	$142,365	$(83,924)	$(1,511)	$57,310
Issuance of subscribed shares	75,025	—	(70,000)	(39)	41	—	—	2
Exercise of stock options	157,752	—	—	—	35	—	—	35
Release of shares under stock grants	349,999	1	—	—	(1)	—	—	—
Warrants issued in connection with debt	—	—	—	—	5,454	—	—	5,454
Shares issued as purchase consideration - business acquisition	6,580,390	7	—	—	2,987	—	—	2,994
Conversion of preferred stock to common stock	21,383,040	21	—	—	15,802	—	—	15,823
Purchase of minority interests in certain of the Company’s subsidiaries	450,000	1	—	—	4	—	(5)	—
Common stock issued to settle obligations	400,000	—	—	—	160	—	—	160
Common stock issued under licensing agreement	3,083	—	—	—	1	—	—	1
Common stock issued to purchase property and equipment	740,741	1	—	—	299	—	—	300
Distributions to non-controlling interests	—	—	—	—	—	—	(81)	(81)
Stock-based compensation	—	—	—	—	505	—	—	505
Net income	—	—	—	—	—	(1,603)	4	(1,599)
Balances at June 30, 2023	371,614,758	$372	—	$—	$167,652	$(85,527)	$(1,593)	$80,904

MariMed Inc.
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in thousands, except share amounts)
(unaudited)

	Three months ended June 30, 2022
	Common stock		Common stock subscribed but not issued		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value	Shares	Amount
Balance at March 31, 2022	335,558,206	$336	2,717	$2	$138,064	$(93,204)	$(1,611)	$43,587
Issuance of subscribed shares	—	—	(2,717)	(2)	2	—	—	—
Cashless exercise of stock options	200,000	—	—	—	—	—	—	—
Cashless exercise of warrants	234,961	—	—	—	—	—	—	—
Release of shares under stock grants	356,938	—	—	—	—	—	—	—
Shares as purchase consideration - business combination	2,343,750	3	—	—	1,497	—	—	1,500
Purchase of minority interests in certain of the Company's subsidiaries	—	—	—	—	(2,165)	—	165	(2,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(83)	(83)
Stock-based compensation	—	—	—	—	2,553	—	—	2,553
Net income	—	—	—	—	—	1,823	73	1,896
Balances at June 30, 2022	338,693,855	$339	—	$—	$139,951	$(91,381)	$(1,456)	$47,453

	Six months ended June 30, 2022
	Common stock		Common stock subscribed but not issued		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value	Shares	Amount
Balances at January 1, 2022	334,030,348	$334	—	$—	$134,920	$(97,392)	$(1,563)	$36,299
Exercise of stock options	10,000	—	—	—	3	—	—	3
Cashless exercise of stock options	200,000		—	—	—	—	—	—
Cashless exercise of warrants	234,961	—	—	—	—	—	—	—
Release of shares under stock grants	356,938	—	—	—	—	—	—	—
Shares issued as purchase consideration - business combination	2,343,750	3	—	—	1,497	—	—	1,500
Purchase of minority interests in certain of the Company's subsidiaries	—	—			(2,165)	—	165	(2,000)
Conversion of promissory notes to equity	1,142,858	1	—	—	399	—	—	400
Common stock issued to settle obligations	375,000	1	—	—	273	—	—	274
Distributions to non-controlling interests	—	—	—	—	—	—	(184)	(184)
Stock-based compensation	—	—	—	—	5,024	—	—	5,024
Net income	—	—	—	—	—	6,011	126	6,137
Balances at June 30, 2022	338,693,855	$339	—	$—	$139,951	$(91,381)	$(1,456)	$47,453

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income attributable to common stockholders	$(1,603)	$6,011
Net income attributable to noncontrolling interests	4	126
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	2,247	1,552
Amortization of intangible assets	1,337	425
Stock-based compensation	505	5,024
Amortization of original debt issuance discount	131	—
Amortization of debt discount	888	—
Payment-in-kind interest	299	—
Present value adjustment of notes payable	719	—
Bad debt (income) expense	(5)	14
Obligations settled with common stock	461	274
Write-off of disposed assets	906	—
Gain on finance lease adjustment	(13)	—
Loss on changes in fair value of investments	30	679
Other investment income	—	(954)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,449)	(3,554)
Deferred rents receivable	37	99
Inventory	(5,309)	(1,795)
Other current assets	(1,497)	(1,267)
Other assets	359	(142)
Accounts payable	1,138	2,024
Accrued expenses and other	(535)	180
Income taxes payable	(1,874)	(6,467)
Net cash (used in) provided by operating activities	(3,224)	2,229

Cash flows from investing activities:
Purchases of property and equipment	(8,786)	(7,854)
Business acquisitions, net of cash acquired	(2,987)	(12,746)
Advances toward future business acquisitions	(250)	(250)
Purchases of cannabis licenses	(601)	(330)
Issuance of notes receivable	(879)	—
Proceeds from notes receivable	87	73

MariMed Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2023	2022
Due from related party	(6)	—
Net cash used in investing activities	(13,422)	(21,107)

Cash flows from financing activities:
Proceeds from term loan	29,100	—
Principal payments of term loan	(600)	—
Principal payments of mortgages and promissory notes	(429)	(611)
Repayment and retirement of mortgage	(778)	—
Repayment and retirement of promissory notes	(5,503)	—
Proceeds from exercise of stock options	35	3
Principal payments of finance leases	(200)	(102)
Redemption of minority interests	—	(2,000)
Distributions	(81)	(184)
Net cash provided by (used in) financing activities	21,544	(2,894)

Net increase (decrease) in cash and cash equivalents	4,898	(21,772)
Cash and equivalents, beginning of year	9,737	29,683
Cash and cash equivalents, end of period	$14,635	$7,911

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,741	$647
Cash paid for income taxes	$6,301	$11,877

Non-cash activities:
Common stock issued as purchase consideration	$2,994	$1,500
Common stock issued to purchase minority interests in certain of the Company's subsidiaries	$5	$—
Conversion of promissory notes to equity	$—	$400
Present value of promissory note issued as purchase consideration	$4,569	$—
Warrants to purchase common stock issued with debt	$5,454	$—
Note payable issued to purchase motor vehicle	$109	$—
Entry into new operating leases	$5,366	$322
Entry into new finance leases	$1,765	$519
Issuance of common stock associated with subscriptions	$41	$—
Conversion of preferred stock to common stock	$15,823	$—
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

On March 9, 2023 (the "Ermont Acquisition Date"), the Company acquired the operating assets of Ermont, Inc. ("Ermont"), a medical-licensed vertical cannabis operator located in Quincy, Massachusetts (the "Ermont Acquisition"). The financial results of Ermont are included in the Company's condensed consolidated financial statements since the Ermont Acquisition Date.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements in the Annual Report. There were no material changes to the Company's significant accounting policies during the six-month period ended June 30, 2023.

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

At each of June 30, 2023 and December 31, 2022, the Company had $0.1 million of cash held in escrow.

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

(2) BUSINESS COMBINATIONS AND ASSET PURCHASES

Business Combinations

Ermont

On February 21, 2023, the Company announced its intention to acquire the operating assets of Ermont, a medical licensed vertical cannabis operator, located in Quincy, Massachusetts, subject to approval by the Massachusetts Cannabis Control Commission (the "CCC"). In March 2023, the CCC approved the Company's acquisition of Ermont, and the Ermont Acquisition was completed on March 9, 2023. The Ermont Acquisition provided the Company with its third dispensary in Massachusetts, substantially completing its build-out to the maximum allowable by state regulations.

As consideration for the Ermont Acquisition, which totaled $13.0 million, the Company paid $3.0 million of cash, issued 6,580,390 shares of the Company's common stock, and issued a $7.0 million promissory note (the "Ermont Note" and collectively, the "Ermont Consideration"). The Ermont Note has a six-year term and bears interest at 6.0% per annum, with payments of interest-only for two years and thereafter, quarterly payments of principal and interest in arrears. The outstanding balance on the Ermont Note is due and payable in full if and when the Company raises $75.0 million of equity capital.

The Company rebranded the dispensary as Panacea Wellness Dispensary and commenced medical sales immediately after the Ermont Acquisition Date. The Ermont Acquisition also includes a Host Community Agreement with the city of Quincy to conduct adult-use cannabis sales. The Company expects to commence adult-use sales upon approval by the CCC. The Company also plans to expand the existing medical dispensary to accommodate expected increased traffic associated with adult-use sales and to repurpose Ermont's existing cultivation facility for its pheno-hunting activities. The Company has moved its pheno-hunting out of the New Bedford facility to use the freed space to cultivate its Nature's Heritage flower.

The Company's condensed consolidated statement of operations for the three months ended June 30, 2023 includes $1.1 million of revenue and $1.1 million of net loss attributable to Ermont. The Company's condensed consolidated statement of operations for the six months ended June 30, 2023 includes $1.4 million of revenue and $1.2 million of net loss attributable to Ermont for the period since the Ermont Acquisition Date.

The Ermont Acquisition has been accounted for as a business combination. The Company did not assume any of Ermont's liabilities. A summary of the preliminary allocation of the Ermont Consideration to the acquired and identifiable intangible assets is as follows (in thousands):

Fair value of consideration transferred:
Cash consideration:
Cash paid	$3,000
Less cash acquired	(13)
Net cash consideration	2,987
Common stock	2,994
Promissory note	4,569
Total fair value of consideration	$10,550

Fair value of assets acquired and (liabilities assumed):
Property and equipment	$800
Intangible assets:
Tradename and trademarks	1,063
Customer base	4,642
License	131
Goodwill	3,914
Fair value of net assets acquired	$10,550

The Company is amortizing the identifiable intangible assets arising from the Ermont Acquisition in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 10.71 years (see Note 9). Goodwill results from assets not separately identifiable as part of the transaction, and is not deductible for tax purposes.

Kind

In December 2021, the Company entered into a membership interest purchase agreement with the members of Kind to acquire 100% of the equity ownership of Kind in exchange for $13.5 million payable in cash (subject to certain adjustments) and $6.5 million, payable by the issuance of four-year 6.0% promissory notes to the members of Kind, secured by a first priority lien on the Company’s property in Hagerstown, Maryland (collectively, the “Kind Consideration”). Kind was the Company's client in Maryland that held licenses for the cultivation, production and dispensing of medical cannabis. Upon execution of the membership interest purchase agreement, the Company deposited $5.0 million into escrow as a contract down payment.

In April 2022, the Maryland Medical Cannabis Commission approved the Company’s acquisition of Kind, and the Kind Acquisition was completed on April 27, 2022. Following the Kind Acquisition, litigation between the Company and the members of Kind was dismissed (see Note 18).

The Kind Acquisition has been accounted for as a business combination. A summary of the final allocation of the Kind Consideration to the acquired assets, identifiable intangible assets and certain assumed liabilities is as follows (in thousands):

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

Concurrent with entering into the Kind membership purchase agreement, the Company entered into a membership interest purchase agreement with one of the members of Kind to acquire such member’s entire equity ownership interest in (i) Mari Holdings MD LLC (“Mari-MD”), the Company’s majority-owned subsidiary that owns production and retail cannabis facilities in Hagerstown, Maryland and Annapolis, Maryland, and (ii) Mia Development LLC (“Mia”), the Company’s majority-owned subsidiary that owns production and retail cannabis facilities in Wilmington, Delaware. Upon the dismissal in September 2022 of the derivative claims in the DiPietro lawsuit (see Note 18), the Company paid the aggregate purchase consideration of $2.0 million, and the transaction was completed, increasing the Company’s then-current ownership of Mari-MD and Mia to 99.7% and 94.3%, respectively.

The following unaudited pro forma information presents the condensed combined results of MariMed and Kind for the year ended December 31, 2022 as if the Kind Acquisition had been completed on January 1, 2021, with adjustments to give effect to pro forma events that are directly attributable to the Kind Acquisition. These pro forma adjustments include the reversal of MariMed revenue and related cost of sales derived from Kind prior to the Kind Acquisition Date, amortization expense for the acquired intangible assets, depreciation expense for property and equipment acquired by MariMed as part of the Kind Acquisition, and interest expense related to the Kind Notes. Pro forma adjustments also include the elimination of acquisition-related and other expenses directly attributable to the Kind Acquisition incurred during the year ended December 31, 2022.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of MariMed and Kind. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined companies that would have been achieved had the Kind Acquisition occurred at January 1, 2022, nor are they intended to represent or be indicative of future results of operations. The pro forma financial results for the year ended December 31, 2022, giving effect to the Kind Acquisition as if it had occurred at January 1, 2021 are as follows (unaudited, in thousands):

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

In April 2022, the Illinois Department of Agriculture approved the Company’s acquisition of Green Growth, and the Green Growth Acquisition was completed on May 5, 2022. The Company paid the remaining $1.8 million in cash and issued 2,343,750 shares of common stock to the sellers on the Green Growth Acquisition Date. With this license, the Company can cultivate up to 14,000 square feet of canopy to grow cannabis flower and produce cannabis concentrates. The Company has allocated the purchase price to its licenses/customer base intangible asset, with an estimated useful life of ten years.

Greenhouse Naturals

In November 2021, the Company entered into an asset purchase agreement with Greenhouse Naturals LLC (the "Greenhouse Naturals Sellers") to acquire the cannabis license and assume the property lease associated with a cannabis dispensary in Beverly, MA.

The Greenhouse Naturals Acquisition was completed on December 30, 2022, on which date the Company paid $0.1 million of cash and issued 2,000,000 shares of the Company's common stock, with a fair value of $0.7 million, to the Greenhouse Naturals Sellers. The Company issued a note to the Greenhouse Naturals Sellers for the remaining $5.0 million of the cash purchase price payable post-closing on a monthly basis as a percentage of the dispensary's monthly gross sales (the "Greenhouse Naturals Note"). The Company has recorded the Greenhouse Naturals Note at present value of $4.3 million. The difference between the face value of the Greenhouse Naturals Note and the net present value recorded will be amortized to interest expense over the term of such note. The final inspection by the Commonwealth of Massachusetts was completed in April 2023, and the Company opened the dispensary on April 25, 2023. The Company has allocated the purchase price to a licenses/customer base intangible asset, which has an estimated useful life of 10 years.

Pending Transactions

Allgreens Dispensary, LLC ("Allgreens")

In August 2022, the Company entered into an agreement to purchase 100% of the membership interests in Allgreens Dispensary, LLC (the "Allgreens Agreement"), a conditional adult-use cannabis dispensary license in Illinois for $2.25 million of cash. Completion of the acquisition is dependent upon certain conditions, including resolution of any remaining legal challenges affecting nearly 200 social equity dispensary licenses, and regulatory approval of the acquisition. If the closing conditions are met and the acquisition is completed, which the Company expects to occur in 2023, the Company would have five adult-use dispensaries operating in Illinois.

Pursuant to the Allgreens Agreement, the Company has made payments aggregating $0.5 million to the Allgreens members, with additional cash payments aggregating $1.75 million to be made as specific milestones are reached. The Company will issue promissory notes for the final payment of $1.0 million, which will be issued at closing (the "Allgreens Notes"). The Allgreens Notes will mature one year from the date the dispensary may begin operating.

Robust Missouri Process and Manufacturing, LLC ("Robust")

In September 2022, the Company entered into an agreement to acquire 100% of the membership interests in Robust Missouri Processing and Manufacturing 1, LLC (the "Robust Agreement"), a Missouri wholesale and cultivator, for $0.7 million of cash. Completion of the acquisition is dependent upon obtaining all requisite approvals from the Missouri Department of Health and Senior Services, which is expected to occur in 2023. Pursuant to the Robust Agreement, the Company has made an initial advance payment of $350,000 to the Robust members, with an additional payment of $350,000 to be made at closing.

(3) EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive.

The number of shares used to compute earnings (loss) per share were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted average shares outstanding - basic	361,261	337,497	352,079	336,137
Potential dilutive common shares	—	42,129	—	43,088
Weighted average shares outstanding - diluted	361,261	379,626	352,079	379,225

(4) DEFERRED RENTS RECEIVABLE

The Company is the lessor under operating leases, which contain escalating rents over time, rent holidays; options to renew; requirements to pay property taxes; insurance and/or maintenance costs; and contingent rental payments based on a percentage of monthly tenant revenues. The Company is not the lessor under any finance leases.

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

The Company is the lessor of the following owned properties:

•Delaware – a 45,000 square foot cannabis cultivation, processing, and dispensary facility, which is leased to its cannabis-licensed client under a triple net lease that expires in 2035.
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

The Company is the sublessor of the following properties:

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
•Delaware – a 12,000 square foot cannabis production facility with offices, which is subleased to its cannabis-licensed client. The sublease expires in January 2026 and contains an option to negotiate an extension at the end of the lease term.

The Company received rental payments aggregating $0.4 million and $0.8 million in the three months ended June 30, 2023 and 2022, respectively, and $0.8 million and $2.0 million in the six months ended June 30, 2023 and 2022, respectively. Revenue from these payments was recognized on a straight-line basis and aggregated $0.4 million and $0.8 million in the three months ended June 30, 2023 and 2022, respectively, and $0.8 million and $1.9 million in the six months ended June 30, 2023 and 2022, respectively.

Future minimum rental receipts for non-cancellable leases and subleases as of June 30, 2023 were as follows (in thousands):

Year ending December 31,
Remainder of 2023	$678
2024	1,357
2025	1,357
2026	1,219
2027	1,134
Thereafter	4,591
$10,336

(5) NOTES RECEIVABLE

Notes receivable, including accrued interest, at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
First State Compassion Center (FSCC Initial Note)	$288	$328
First State Compassion Center (FSCC Secondary Notes)	8,316	8,160
First State Compassion Center (FSCC New Note)	750	750
First State Compassion Center (FSCC Second New Note)	879	—
Healer LLC (Revised Healer Note)	866	866
Total notes receivable	11,099	10,104
Less: Notes receivable, current portion	(2,642)	(2,637)
Notes receivable, less current portion	$8,457	$7,467

First State Compassion Center

The Company’s cannabis-licensed client in Delaware, First State Compassion Center (“FSCC”), issued a 10-year promissory note to the Company in May 2016 for $0.7 million, bearing interest at a rate of 12.5% per annum and maturing in April 2026, as amended (the “FSCC Initial Note”). The monthly payments on the FSCC Initial Note were approximately $10,000. At June 30, 2023 and December 31, 2022, the current portions of the FSCC Initial Note were approximately $90,000 and $85,000, respectively, and were included in Notes receivable, current portion, in the condensed consolidated balance sheets.

In December 2021, the Company converted financed trade accounts receivable balances from FSCC aggregating $7.8 million into notes receivable, which was net of the $1.3 million debt issuance discount recorded in connection with the conversion, whereby FSCC issued promissory notes aggregating $7.8 million to the Company (the “FSCC Secondary Notes”). The FSCC Secondary Notes bore interest at a rate of 6.0% per annum and matured in December 2025. FSCC was required to make periodic payments of principal and interest throughout the term of the FSCC Secondary Notes. At December 31, 2022, the FSCC Secondary Notes balance included approximately $49,000 of unpaid accrued interest. The balance at June 30, 2023 did not include accrued interest, as the Company granted FSCC an interest holiday for the six months then ended. The increase in the FSCC Secondary Notes in the six months ended June 30, 2023 was attributable to the accretion of the original debt discount, which increased the value of such notes. At each of June 30, 2023 and December 31, 2022, the current portions of the FSCC Secondary Notes aggregated $2.5 million.

In December 2022, the Company converted amounts due from FSCC aggregating $750,000 into a note receivable, whereby FSCC issued a promissory note to the Company for $750,000 (the "FSCC New Note"). The FSCC New Note bore interest at a rate of 6.0% per annum and matured in December 2026. FSCC was required to make quarterly interest payments, with the full amount of principal due on December 31, 2026; however, the Company granted FSCC an interest holiday for the six months ended June 30, 2023. At each of June 30, 2023 and December 31, 2022, the entire balance of the FSCC New Note was long-term.

In the second quarter of 2023, the Company converted $879,000 due from FSCC into a note receivable (the "FSCC Second New Note"), which was subsequently consolidated into an Omnibus Agreement with FSCC, which is described below.

In July 2023, the Company entered into an Omnibus Agreement with FSCC: (a) consolidating all amounts owing from FSCC to the Company and its affiliated entities, aggregating $11.0 million (the "FSCC Consolidated Note"), which includes the amounts due under the FSCC Initial Note, the FSCC Secondary Notes, the FSCC New Note and the FSCC Second New Note; (b) providing for the automatic conversion of the FSCC Consolidated Note, upon the approval of adult cannabis use in Delaware into 100% ownership of FSCC's licenses and business; and (c) extending to FSCC, in the Company's sole discretion, up to an additional $2.0 million of working capital loans. The FSCC Consolidated Note has a term of five years, with an automatic five-year extension if adult cannabis use is not approved in Delaware by the maturity date, bears interest, compounded semiannually and payable annually, at the appropriate rate of interest in effect under Sections 1274(d), 482 and 7872 of the Internal Revenue Code of 1986, as amended, as calculated under Rev. Ruling 86-17, 1986-1 C.B. 377, for the period for which the amount of interest is being determined.

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

The Company has the right to offset any licensing fees payable by the Company to Healer in the event Healer fails to make any payment when due. In March 2021, the Company offset approximately $28,000 of licensing fees payable to Healer against the principal balance of the Revised Healer Note, reducing the principal amount to approximately $866,000. Of the outstanding Revised Healer Note balance at each of June 30, 2023 and December 31, 2022, approximately $52,000 was current.

(6) INVENTORY

Inventory at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Plants	$2,499	$2,653
Ingredients and other raw materials	4,490	3,255
Work-in-process	10,304	7,635
Finished goods	7,493	5,934
	$24,786	$19,477

(7) INVESTMENTS

The Company’s investments at June 30, 2023 and December 31, 2022 were comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Investment – current:
WM Technology Inc.	$102	$123

Investment - non-current:
Artis LLC (d/b/a Little Dog)	$89	$—

The Company did not have any long-term investments at December 31, 2022.

Artis LLC (d/b/a Little Dog)

In April, 2023, the Company purchased a 49% interest in Artis LLC, d/b/a Little Dog ("Little Dog"), a cannabis delivery service (the "Little Dog Investment") for $98,000 of cash. The Company is recognizing changes in the fair value of the Little Dog Investment based on its proportional share of Little Dog's net loss. During the three months ended June 30, 2023, the Company recognized a loss of approximately $9,000 in the Little Dog Investment, which is included as a component of Other (expense) income, net, in the condensed consolidated statements of operations for each of the three and six months ended June 30, 2023.

WM Technology Inc.

In February 2022, the Company received 121,968 shares of common stock of WM Technology Inc. (Nasdaq: MAPS) (the "WMT Shares"), a technology and software infrastructure provider to the cannabis industry, which represented the Company’s pro rata share of additional consideration pursuant to a 2021 asset purchase agreement between the Company and Members RSVP LLC. The Company recognized losses of approximately $2,000 and $21,000 in the three and six months ended June 30, 2023, respectively, reflecting the changes in the fair value of the WMT Shares for the respective periods. The Company recognized a loss of $0.6 million in both of the three- and six-month periods ended June 30, 2022, representing the changes in the fair value of the WMT Shares for such periods. Both the losses in the three and six months ended June 30, 2022 from the change in the fair value of the WMT Shares and the gain arising from the receipt in February 2022 of the WMT Shares are reported as Other (expense) income, net, in the condensed consolidated statements of operations for the respective periods.

Flowr Corp.

In December 2021, the Company received shares of Flowr Corp. common stock (the "Flowr Stock") arising from the sale of its ownership interest in Terrace Inc., which was sold to Flowr Corp. (TSX.V: FLWR; OTC: FLWPF). The Flowr Stock was recorded at fair value, with changes in fair value recorded as a component of Other (expense) income, net, in the condensed consolidated statements of operations. The Company recorded losses of $0.2 million and $0.1 million in the three and six months ended June 30, 2022, respectively, representing the changes in the fair value of the Flowr Stock in the respective periods. In the fourth quarter of 2022, the Company wrote off the remaining fair value of the Flowr Stock as a result of Flowr Corp.'s bankruptcy filing and delisting from the exchange on which its stock was traded.

(8) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net, at June 30, 2023 and December 31, 2022 was comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Land	$4,450	$4,450
Buildings and building improvements	44,328	43,542
Tenant improvements	18,503	17,016
Furniture and fixtures	2,058	2,009
Machinery and equipment	12,264	10,087
Construction in progress	9,090	4,761
	90,693	81,865
Less: accumulated depreciation	(12,059)	(10,224)
Property and equipment, net	$78,634	$71,641

The Company recorded depreciation expense related to property and equipment of $1.2 million and $0.9 million in the three months ended June 30, 2023 and 2022, respectively, and $2.2 million and $1.6 million in the six months ended June 30, 2023 and 2022, respectively.

In the first quarter of 2023, the Company disposed of equipment it had previously purchased in connection with its planned acquisition of The Harvest Foundation LLC ("Harvest") in Nevada as a result of the Company's withdrawal from the agreement to purchase Harvest. The Company recorded a loss on these asset disposals aggregating $0.9 million, which is included as a component of Other (expense) income, net, in the condensed consolidated statement of operation for the six months ended June 30, 2023.

(9) INTANGIBLE ASSETS AND GOODWILL

The Company’s acquired intangible assets at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

June 30, 2023	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradename and trademarks	7.11	$3,104	$818	$2,286
Licenses and customer base	9.15	18,033	1,637	16,396
Non-compete agreements	2.00	42	24	18
	8.84	$21,179	$2,479	$18,700

December 31, 2022	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradename and trademarks	3.00	$2,041	$453	$1,588
Licenses and customer base	8.94	13,260	675	12,585
Non-compete agreements	2.00	42	14	28
	8.13	$15,343	$1,142	$14,201

Estimated future amortization expense for the Company’s intangible assets at June 30, 2023 was as follows:

Year ending December 31,
Remainder of 2023	$1,447
2024	2,772
2025	2,289
2026	2,062
2027	2,062
Thereafter	8,068
Total	$18,700

The changes in the carrying value of the Company’s goodwill in the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	2023	2022
Balance at January 1,	$8,079	$2,068
Ermont Acquisition	3,914	—
Kind Acquisition	—	6,011
Balance at June 30,	$11,993	$8,079

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

Proceeds from the Credit Agreement were designated to complete the build-out of a new cultivation and processing facility in Illinois, complete the build-out of a new processing kitchen in Missouri, expand existing cultivation and processing facilities in Massachusetts and Maryland, fund certain capital expenditures, and repay in full the Kind Notes incurred in connection with the Kind Acquisition, which repayment occurred on January 24, 2023 (see Note 11). The remaining balance, if any, was expected to be used to fund acquisitions.

Principal, Security, Interest and Prepayments

The Credit Agreement provides for $35.0 million in principal borrowings at the Borrowers’ option in the aggregate and further provides the Borrowers with the right, subject to customary conditions, to request an additional incremental term loan in the aggregate principal amount of up to $30.0 million, provided that the Lenders elect to fund such incremental term loan. $30.0 million of loan principal was funded at the initial closing (the "Term Loan"), which amount was reduced by an original issuance discount of $0.9 million (the "Original Issuance Discount"). The Company had the option, during the six-month period following the initial closing, to draw down an additional $5.0 million, which it did not elect to do. The loans require scheduled amortization payments of 1.0% of the principal amount outstanding under the Credit Agreement per month commencing in May 2023, and the remaining principal balance is due in full on January 24, 2026, subject to extension to January 24, 2028 under certain circumstances.

The Credit Agreement provides the Borrowers with the right, subject to specified limitations, to incur (a) seller provided debt in connection with future acquisitions, (b) additional mortgage financing from third-party lenders secured by real estate currently owned and acquired after the closing date, and (c) additional debt in connection with equipment leasing transactions.

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

The Credit Agreement also includes customary negative covenants limiting the Borrowers’ ability to incur additional indebtedness and grant liens that are otherwise not permitted, among others. Additionally, the Credit Agreement requires the Borrowers to meet certain financial tests. At June 30, 2023, the Company was in compliance with the Credit Agreement covenants.

Warrant Issuance

The Credit Agreement provided for 30% warrant coverage against amounts funded under the facility, priced at a 20% premium to the trailing 20-day average price on the closing date of each such funding. At the initial closing, upon funding of the initial $30.0 million under the facility, the Company issued to the Lenders an aggregate of 19,148,936 warrants to purchase shares of the Company’s common stock at $0.47 per share, exercisable for a five-year period following issuance.

The Company recorded the warrants at present value of $5.5 million as a component of Additional paid-in capital on the condensed consolidated balance sheet as of January 24, 2023, and discounted the Term Loan by $5.5 million (the "Term Loan Discount"). The Term Loan Discount is being amortized to interest expense over the term of the Credit Agreement.

Interest Amortization

The Company recorded $0.5 million and $0.9 million of aggregate interest amortization for the three and six months ended June 30, 2023, respectively, related to the Original Issuance Discount and the Term Loan Discount.

Outstanding Balance

At June 30, 2023, the outstanding Term Loan balance reported on the Company's condensed consolidated balance sheet was $24.1 million, with the current portion totaling $3.6 million.

(11) MORTGAGES AND NOTES PAYABLE

The Company’s mortgages and notes payable are reported in the aggregate on the condensed consolidated balance sheets under the captions Mortgages and notes payable, current portion, and Mortgages and notes payable, net of current portion.

Mortgages

The Company’s mortgage balances at June 30, 2023 and December 31, 2022 were comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Bank of New England – New Bedford, MA and Middleboro, MA properties	$11,943	$12,141
Bank of New England – Wilmington, DE property	1,282	1,345
DuQuoin State Bank – Anna, IL and Harrisburg, IL properties	732	750
DuQuoin State Bank – Metropolis, IL property	2,439	2,508
Du Quoin State Bank - Mt. Vernon, IL property	2,940	2,974
South Porte Bank – Mt. Vernon, IL property	—	801
Total mortgages payable	19,336	20,519
Less: Mortgages payable, current	(700)	(1,491)
Mortgages payable, less current portion	$18,636	$19,028

The Company maintains an amended and restated mortgage agreement with the Bank of New England with an interest rate of 6.5% per annum, which matures in August 2025 (the “Amended BNE Mortgage”). The Amended BNE Mortgage is secured by the Company’s properties in New Bedford, Massachusetts and Middleboro, Massachusetts. Proceeds from the Amended BNE Mortgage were used to pay down a previous mortgage of $4.8 million with the Bank of New England on the New Bedford property and $7.2 million of outstanding promissory notes as discussed below. The current portions of the outstanding principal balance under the Amended BNE Mortgage at June 30, 2023 and December 31, 2022 were approximately $393,000 and $382,000, respectively.

The Company maintains a second mortgage with Bank of New England that is secured by the Company’s property in Wilmington, Delaware (the “BNE Delaware Mortgage”). The mortgage matures in 2031, with monthly principal and interest payments. The interest rate is 5.25% per annum, with the rate adjusting every five years to the then-prime rate plus 1.5%, with a floor of 5.25% per annum. The next interest rate adjustment will occur in September 2026. The current portions of the outstanding principal balance under the BNE Delaware Mortgage at June 30, 2023 and December 31, 2022 were approximately $129,000 and $126,000, respectively.

The Company maintains a mortgage with DuQuoin State Bank (“DSB”) in connection with its purchase of properties in Anna, Illinois and Harrisburg, Illinois (the “DuQuoin Mortgage”). On May 5th of each year, the DuQuoin Mortgage becomes due unless it is renewed for another year at a rate determined by DSB’s executive committee. The DuQuoin Mortgage was renewed in May 2023 at a rate of 9.75% per annum. The current portions of the outstanding principal balance under the DuQuoin Mortgage at June 30, 2023 and December 31, 2022 were approximately $26,000 and $36,000, respectively.

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, Illinois. The purchase price consisted of 750,000 shares of the Company’s common stock, which were valued at $705,000 on the date of the transaction, and payoff of the seller’s remaining mortgage balance of $1.6 million. In connection with this purchase, the Company entered into a second mortgage agreement with DSB for $2.7 million that matures in July 2041, and which initially bears interest at a rate of 6.25% per annum (the “DuQuoin Metropolis Mortgage”). The interest rate on the DuQuoin Metropolis Mortgage is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and holds the related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. The current portions of the outstanding principal balance of the DuQuoin Metropolis Mortgage at June 30, 2023 and December 31, 2022 were approximately $81,000 and $77,000, respectively.

In July 2022, Mari Holdings Mt Vernon LLC, a wholly owned subsidiary of the Company, entered into a $3.0 million loan agreement and mortgage with DSB secured by property owned in Mt. Vernon, Illinois, which the Company is developing into a grow and production facility (the "DuQuoin Mt. Vernon Mortgage"). The DuQuoin Mt. Vernon Mortgage has a 20-year term and initially bears interest at the rate of 7.75% per annum, subject to upward adjustment on each annual anniversary date to the Wall Street Journal U.S. Prime Rate (with an interest rate floor of 7.75%). The proceeds of this loan are being utilized for the build-out of the property and other working capital needs. The current portions of the outstanding principal balance of the DuQuoin Mt. Vernon Mortgage were approximately $70,000 and $68,000 at June 30, 2023 and December 31, 2022, respectively.

In February 2020, the Company entered into a mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, Illinois, (the “South Porte Bank Mortgage”). Beginning in August 2021, pursuant to an amendment of the South Porte Bank Mortgage, the monthly payments of principal and interest aggregated approximately $6,000, with such payment amounts effective through June 2023, at which time all remaining principal, interest and fees were due. On May 26, 2023, the Company repaid the outstanding balance on the South Porte Bank Mortgage, which totaled approximately $778,000, and the Company owns this property outright.

Promissory Notes

Promissory Notes Issued as Purchase Consideration

Ermont Acquisition

In connection with the Ermont Acquisition, the Company issued the Ermont Note (see Note 2), totaling $7.0 million. The Ermont Note matures in March 2029, and bears interest at 6.0% per annum, with payments of interest only for two years, and thereafter quarterly payments of principal and interest in arrears. The outstanding balance on the Ermont Note is due and payable in full if and when the Company raises $75.0 million or more of equity capital. The Company recorded the Ermont Note at a present value of $4.6 million. The Company recorded $2.4 million as a debt discount, which is being accreted through the term of the Ermont Note. The difference between the face value of the Ermont Note and the present value recorded at the time of the Ermont Acquisition is being amortized to interest expense over the term of the Ermont Note. The fair value of the Ermont Note was $4.7 million at June 30, 2023, all of which was recorded as noncurrent, as the first principal payment is not due until two years after the Ermont Acquisition Date.

Greenhouse Naturals Acquisition

In connection with the Greenhouse Naturals Acquisition, the Company issued the Greenhouse Naturals Note (see Note 2) totaling $5.0 million to the Greenhouse Naturals Sellers, payable on a monthly basis as a percentage of the monthly gross sales of the Company's Beverly, Massachusetts dispensary. The Company recorded the Greenhouse Naturals Note at a present value of $4.3 million. The Company recorded $0.7 million as a debt discount, which is being accreted through the term of the Greenhouse Naturals Note. The difference between the face value of the Greenhouse Naturals Note and the present value recorded at the time of the Greenhouse Naturals Acquisition is being amortized to interest expense over the term of such note, which matures in July 2026. The fair values of the Greenhouse Naturals Note were $4.4 million and $4.3 million at June 30, 2023 and December 31, 2022, respectively. The Company estimated that the current portions of the Greenhouse Naturals Note were $1.3 million and $0.9 million at June 30, 2023 and December 31, 2022, respectively, which are included in Mortgages and notes payable, current portion, in the Company's condensed consolidated balance sheets.

Kind Acquisition

In connection with the Kind Acquisition (see Note 2), the Company issued four-year promissory notes aggregating $6.5 million with an interest rate of 6.0% per annum to the members of Kind (the “Kind Notes”). At December 31, 2022, the outstanding balance of the Kind Notes totaled $5.5 million, of which $1.6 million was current.

In connection with the Credit Agreement (see Note 10), on January 24, 2023, the Company repaid the Kind Notes in full, aggregating $5.4 million, including approximately $420,000 of accrued interest. There was no penalty in connection with the early repayment of the Kind Notes.

Promissory Note Conversion

During the three months ended March 31, 2022, a noteholder converted the outstanding principal balance of $400,000 into 1,142,858 shares of the Company’s common stock and such note was retired. The Company did not record any gains or losses arising from this conversion.

Promissory Notes Issued to Purchase Commercial Vehicles

The Company entered into two note agreements to purchase commercial vehicles in the six months ended June 30, 2023: in April 2023 with Ford Credit, and in January 2023 with Ally Financial. The Company had previously entered into note agreements to purchase commercial vehicles in August 2020 with First Citizens' Federal Credit Union and in June 2021 with Ally Financial. At June 30, 2023, the four outstanding notes had an aggregate outstanding balance of approximately $149,000, of which approximately $27,000 was current. At December 31, 2022, there were two outstanding notes with an aggregate outstanding balance of approximately $48,000, of which approximately $12,000 was current. The weighted average interest rates of the outstanding balances were 10.59% and 8.19% at June 30, 2023 and December 31, 2022, respectively. The weighted average remaining terms of these notes were 4.68 years and 4.07 years at June 30, 2023 and December 31, 2022, respectively.

Future Payments

The future principal amounts due under the Company outstanding mortgages and notes payable at June 30, 2023 were as follows (in thousands):

Year ending December 31,
Remainder of 2023	$1,139
2024	2,491
2025	3,911
2026	3,849
2027	2,681
Thereafter	18,008
32,079
Less: discount	(3,485)
$28,594

(12) MEZZANINE EQUITY

Series B Convertible Preferred Stock

In 2021, the Company entered into an exchange agreement with two unaffiliated institutional shareholders (the “Exchange Agreement”) whereby the Company (i) issued $4.4 million of promissory notes to the two institutional shareholders, which were retired in March 2021, and (ii) exchanged 4,908,333 shares of the Company’s common stock previously acquired by the two institutional shareholders for an equal number of shares of the Company's newly designated Series B convertible preferred stock (the “Series B Stock”).

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

The holders of Series B Stock (the “Series B Holders”) are entitled to cast a number of votes equal to the number of shares of the Company's common stock into which the shares of Series B Stock are convertible, together with the holders of the Company's common stock as a single class, on most matters. However, the affirmative vote or consent of the Series B Holders voting separately as a class is required for certain acts taken by the Company, including an amendment or repeal of certain charter provisions, liquidation or winding up of the Company, creation of stock senior to the Series B Stock, and/or other acts defined in the certificate of designation.

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

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Series B Holders shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of the Company's common stock by reason of their ownership thereof, an amount per share of Series B Stock equal to $3.00, plus any dividends declared but unpaid thereon, with any remaining assets distributed pro-rata among the Series B Holders and the holders of the Company's common stock, based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted into shares of the Company's common stock.

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

On the day following the six-year anniversary of the issuance of the Series B Stock, all outstanding shares of Series B Stock shall automatically convert into shares of the Company's common stock as follows:

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

At the closing of the Hadron Transaction in March 2021, Hadron purchased $23.0 million of Units at a price of $3.70 per Unit. Each Unit is comprised of one share of Series C Stock and a four-year warrant to purchase two and one-half shares of the Company's common stock. The Company issued to Hadron 6,216,216 shares of Series C Stock and warrants to purchase up to an aggregate of 15,540,540 shares of its common stock. Each share of Series C Stock is convertible, at Hadron’s option, into five shares of the Company's common stock, and each warrant is exercisable at an exercise price of $1.087 per share. The warrants are subject to early termination if certain milestones are achieved and the market value of the Company’s common stock reaches certain predetermined levels. The fair value of the warrants on the issuance date was $9.5 million, which amount was recorded in Additional paid-in capital. The Company incurred $0.4 million of costs related to the issuance of these securities, which was recorded as a reduction to Additional paid-in capital in March 2021.

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

Of the $23.0 million of proceeds received by the Company from the Hadron Transaction, $7.3 million was used to fund construction and upgrades to certain of the Company’s owned and managed facilities, and $15.7 million was used to pay down debt and related interest (see Note 11).

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

During the three months ended June 30, 2023, the Company converted, in two separate transactions at Hadron's request in accordance with the terms and conditions of the Series C Stock certificate of designation, a total of 4,276,608 shares of Series C Stock into 21,383,040 shares of the Company's common stock (the "Conversions"). The Conversions were effected at a conversion rate of five shares of the Company's common stock for each share of Series C common stock converted. The Company did not recognize a gain or loss on the Conversions as they were effected in accordance with the Series C Stock certificate of designation. At June 30, 2023, 1,939,608 shares of Series C Stock remained outstanding.

(13) STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Amended and Restated 2018 Stock Award and Incentive Plan

The Company’s Amended and Restated 2018 Stock Award and Incentive Plan (the “Plan”) provides for the award of options to purchase the Company’s common stock (“stock options”), restricted stock units ("RSUs"), stock appreciation rights (“SARs”), restricted stock, deferred stock, dividend equivalents, performance shares or other stock-based performance awards and other stock- or cash-based awards. Awards can be granted under the Plan to the Company’s employees, officers and non-employee directors, as well as consultants and advisors of the Company and its subsidiaries.

On June 8, 2023, the Company's Board of Directors approved an amendment to the Plan (the "2018 Plan") to modify the one-year minimum vesting requirements.

Stock Options

A summary of the Company's stock option activity during the six months ended June 30, 2023 is below:

	Shares	Weighted average exercise price
Outstanding at January 1, 2023	36,504,673	$0.82
Granted	1,100,000	$0.43
Exercised	(157,752)	$0.23
Forfeited	(5,000)	$0.52
Expired	(531,000)	$1.85
Outstanding at June 30, 2023	36,910,921	$0.80

Stock options granted under the 2018 Plan generally expire five years from the date of grant. At June 30, 2023, the stock options outstanding had a weighted average remaining life of approximately three years.

The grant date fair values of stock options granted in the six months ended June 30, 2023 were estimated using the Black-Scholes valuation model with the following assumptions:

Estimated life (in years)	3.00 to 3.26
Weighted average volatility	99.22%
Weighted average risk-free interest rate	3.59%
Dividend yield	—

The Company did not grant any stock options in the three months ended June 30, 2023.

Restricted Stock Units

The Company began to grant RSUs under the 2018 Plan in the fourth quarter of 2022. Holders of unvested RSUs do not have voting or dividend rights. The grant date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service periods. The fair value of RSUs is determined based on the market value of the shares of the Company's common stock on the date of grant.

The activity related to the Company's RSUs for the six months ended June 30, 2023 was as follows:

	RSUs	Weighted average grant date fair value
Unvested at January 1, 2023	1,599,999	$0.53
Granted	2,669,382	$0.43
Vested	(349,999)	$0.53
Forfeited	(40,000)	$0.47
Outstanding at June 30, 2023	3,879,382	$0.46

Warrants

In connection with the Credit Agreement, the Company issued to the Lenders an aggregate of 19,148,936 warrants to purchase shares of the Company's common stock at $0.47 per share, exercisable for a five-year period following issuance (see Note 10).

In addition to the 450,000 shares of restricted common stock issued to purchase the outstanding minority interest in Mari Holdings MD LLC ("Mari MD") noted below, the Company also issued 400,000 warrants to purchase the Company's common stock at an exercise price of $0.40 per share (the "Mari MD Warrants"). The Mari MD Warrants expire on April 13, 2026.

At June 30, 2023, warrants to purchase up to 42,224,476 shares of the Company's common stock were outstanding, with a weighted average exercise price of $0.68.

Other Common Stock Issuances

In addition to the activity related to stock options and RSUs, described previously, the Company also issued during the six months ended June 30, 2023:

•70,000 shares of restricted common stock reported as subscribed at December 31, 2022 as discussed below;
•5,025 shares of restricted common stock subscribed during the six months ended June 30, 2023;
•6,580,390 shares of restricted common stock with a fair value of $3.0 million issued as purchase consideration for the Ermont Acquisition (see Note 2);
•450,000 shares of restricted common stock to purchase a 0.33% minority interest in Mari Holdings MD LLC, one of the Company's majority-owned subsidiaries;
•21,383,040 shares of common stock issued to convert 4,276,608 shares of Series C Stock to common stock;
•an aggregate of 1,140,741 shares of restricted common stock with a total fair value of approximately $460,000 issued as payment for services to two service providers; and
•3,083 shares of restricted common stock with an aggregate fair value of approximately $2,000 issued under a royalty agreement.

Stock-Based Compensation

The Company recorded stock-based compensation of $0.3 million and $2.6 million in the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $5.0 million in the six months ended June 30, 2023 and 2022, respectively.

Common Stock Issuance Obligations

At December 31, 2022, the Company was obligated to issue 70,000 shares of restricted common stock in the aggregate with a total grant date fair value of approximately $39,000, to two employees. Such shares were issued in the first quarter of 2023.

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

Revenue for the three and six months ended June 30, 2023 and 2022 was comprised of the following (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Product revenue:
Product revenue - retail	$24,336	$23,087	$47,519	$44,528
Product revenue - wholesale	11,031	7,958	21,407	14,020
Total product revenue	35,367	31,045	68,926	58,548
Other revenue:
Real estate rentals	519	846	939	2,433
Supply procurement	496	820	804	2,010
Management fees	35	81	54	834
Licensing fees	102	194	176	443
Total other revenue	1,152	1,941	1,973	5,720
Total revenue	$36,519	$32,986	$70,899	$64,268

(15) MAJOR CUSTOMERS

The Company did not have any customers that contributed 10% or more of total revenue in any of the three- or six-month periods ended June 30, 2023 or 2022.

The Company did not have any customers that accounted for 10% or more of the Company’s accounts receivable balance at either June 30, 2023 or December 31, 2022. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and historical losses have been within management’s expectations.

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

The Company is currently the lessee under eight operating leases and fifteen finance leases. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments.

The Company leases the following facilities under operating leases:

•Delaware - 4,000 square feet of retail space in a multi-use building under a five-year lease that expires in April 2027 that the Company has developed into a cannabis dispensary, which is subleased to its cannabis-licensed client.
•Delaware - a 100,000 square foot warehouse, of which the Company developed 60,000 square feet into a cultivation facility that is being subleased to its cannabis-licensed client. The lease expires in March 2030, with an option to extend the term for three additional years.

•Delaware - a 12,000 square foot premises, which the Company developed into a cannabis production facility with offices and which it subleases to its cannabis-licensed client. The lease expires in January 2026 and contains an option to negotiate an extension at the end of the lease.
•Massachusetts - 10,000 square feet of office space, which the Company utilizes as its corporate offices under a lease with a related party expiring in 2028, with an option to extend the term for an additional five-year period.
•Massachusetts - a 2,700 square foot dispensary, which lease the Company assumed that expires in 2026, with options to extend the term for three additional five-year periods through 2041.
•Massachusetts - an approximately 33,800 square foot building which houses both a dispensary and a cultivation facility, whose lease expires in October 2038.
•Maryland - a 2,700 square foot two-unit apartment under a lease that expires in July 2023.
•Ohio - approximately 4,700 square feet of retail space in a multi-use building under a ten-year lease that expires in February 2033, with options to extend the term for two additional five-year periods through February 2043.
The Company leases machinery and office equipment under finance leases that expire from July 2023 through March 2028, with such terms being a major part of the economic useful life of the leased property.
The components of lease expense for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease expense	$515	$298	$814	$575

Finance lease expenses:
Amortization of right of use assets	$160	$40	$214	$59
Interest on lease liabilities	70	10	85	17
Total finance lease expense	$230	$50	$299	$76

At June 30, 2023, the weighted average remaining lease terms for operating leases and finance leases were 10.3 years and 3.5 years, respectively. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was between 7.5% and 13.5% for all leases.

Future minimum lease payments as of June 30, 2023 under all non-cancelable leases having an initial or remaining term of more than one year were (in thousands):

	Operating leases	Finance leases
Remainder of 2023	$887	$415
2024	1,887	814
2025	1,929	813
2026	1,856	559
2027	1,754	199
Thereafter	3,953	11
Total lease payments	12,266	2,811
Less: imputed interest	(1,807)	(543)
	$10,459	$2,268

In November 2021, the Company entered into lease agreements for six retail properties, each with square footage between 4,000 and 6,000 square feet, in the state of Ohio (each an “Ohio Lease” and collectively the “Ohio Leases”). Each Ohio Lease had an initial lease period of eleven months, with a minimum rent of $31.00 per square foot, which increased 3.0% annually. Should the Company be awarded one or more cannabis licenses by the state of Ohio prior to the end of the initial lease period, it could extend the term of one or more of the Ohio Leases to ten years (with two additional five-year options to extend) upon the payment of $50,000 for the extended Ohio Lease, which the Company is building out into a medical use dispensary. In February 2022, the Company was notified that it was awarded a cannabis dispensary license from the state of Ohio. In April 2022, the Company extended the term of one of the Ohio Leases to February 2023 (the "Extended Ohio Lease"), and the remaining five Ohio Leases were terminated. In February 2023, the Company entered into a ten-year lease on the Extended Ohio Lease property, and the Company opened its dispensary in Tiffin, Ohio in June 2023. At December 31, 2022, the lease term of the Extended Ohio Lease was less than one year, and the Company was not required to record a right-of-use asset and corresponding lease liability on its balance sheet.

(17) RELATED PARTY TRANSACTIONS

The Company’s corporate offices are leased from an entity in which the Company’s Chief Executive Officer and President (the "CEO") has an investment interest. This lease expires in October 2028 and contains a five-year extension option. Expenses incurred under this lease were approximately $64,000 and $39,000 for the three months ended June 30, 2023 and 2022, respectively, and approximately $129,000 and $78,000 for the six months ended June 30, 2023 and 2022, respectively.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s Chief Operating Officer (the “COO”). Purchases from this entity totaled $1.4 million in each of the three-month periods ended June 30, 2023 and 2022, and $2.7 million and $2.3 million in the six months ended June 30, 2023 and 2022, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the COO and its Chief Revenue Officer (the “CRO") under a royalty agreement. This agreement was amended effective January 1, 2021 whereby, among other modifications, the royalty percentage changed from 2.5% on all sales of Betty’s Eddies products to 3.0% if sold directly by the Company and between 1.35% and 2.5% if licensed by the Company for sale by third parties. Future developed products (i.e., ice cream) have a royalty rate of 0.5% if sold directly by the Company and between 0.125% and 0.135% if licensed by the Company for sale by third parties. The aggregate royalties due to this entity were approximately $346,000 and $53,000 for the three months ended June 30, 2023 and 2022, respectively, and approximately $465,000 and $109,000 for the six months ended June 30, 2023 and 2022, respectively.

During the three and six months ended June 30, 2023, one of the Company’s majority-owned subsidiaries paid distributions in the aggregate of approximately $2,100 and $3,400, respectively, to the CEO, who owns a minority equity interest in such subsidiary. During the three and six months ended June 30, 2022, this majority-owned subsidiary paid distributions aggregating approximately $12,600 and $23,100 to the Company’s then-CEO and then-Chief Financial Officer (now the CEO), each of whom owned minority equity interests in such subsidiary.

The Company’s mortgages with Bank of New England, DuQuoin State Bank are personally guaranteed by the CEO. The CEO had also guaranteed the South Porte Bank Mortgage prior to its repayment in May 2023.

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

Bankruptcy Claim

During 2019, the Company’s subsidiary, MariMed Hemp, Inc. ("MHI") sold and delivered hemp seed inventory to GenCanna Global Inc., a Kentucky-based cultivator, producer, and distributor of hemp (“GenCanna”). At the time of sale, the Company owned a 33.5% ownership interest in GenCanna. The Company recorded a related party receivable of approximately $29 million from the sale, which was fully reserved at December 31, 2019.

On January 24, 2020, an involuntary bankruptcy proceeding under Chapter 11 was filed against GenCanna and its wholly-owned subsidiary, OGGUSA Inc. (f/k/a GenCanna Global US, Inc.) ("OGGUSA" and together with GenCanna, the "OGGUSA Debtors") in the U.S. Bankruptcy Court in the Eastern District of Kentucky (the "Bankruptcy Court"). In February 2020, the OGGUSA Debtors, agreed to convert the involuntary bankruptcy proceeding into a voluntary Chapter 11 proceeding. The OGGUSA Debtors' subsidiary, Hemp Kentucky LLC, also filed voluntary petitions under Chapter 11 in the Bankruptcy Court.

In May 2020, after an abbreviated solicitation/bid/sale process, the Bankruptcy Court, over numerous objections by creditors and shareholders of the OGGUSA Debtors, which included the Company, entered an order authorizing the sale of all or substantially all of the assets of the OGGUSA Debtors to MGG Investment Group LP ("MGG"), a creditor of the OGGUSA Debtors. After the consummation of the sale of all or substantially all of their assets and business, the OGGUSA Debtors filed their liquidating plan of reorganization (the “Liquidating Plan”) to collect various prepetition payments and commercial claims against third parties, liquidate the remaining assets of the OGGUSA Debtors, and make payments to creditors. The Liquidating Plan was confirmed by the Bankruptcy Court on November 12, 2020.

Since the approval of the Liquidating Plan, the OGGUSA Debtors have been in the process of liquidating the remaining assets, negotiating and prosecuting objections to other creditors’ claims, and pursuing the collection of accounts receivable and Chapter 5 bankruptcy avoidance claims.

In April 2022, the Plan Administrator filed a Complaint against MHI (the "Complaint") alleging certain preferential transfers of assets, which were valued by the Plan Administrator at $250,000, relating to payments on a $600,000 loan made to MHI by the Company prior to the filing of the OGGUSA Debtors Chapter 11 proceeding (the "Preferential Claim"). The Complaint sought to recover an amount no less than $200,000 and to disallow MHI’s unsecured general claim in the bankruptcy proceeding until such time as such preferential transfer had been repaid to the OGGUSA Debtors.

In July 2023, MHI entered into a Settlement and Release Agreement with the Plan Administrator pursuant to which it agreed to reduce its Bankruptcy Court approved unsecured general claim to $15.5 million, or by 50%, in consideration for the settlement of the Preferential Claim and a general release of MHI and the Company.

As of the date of this filing, there is insufficient information to determine how much MHI may receive upon the completion of the liquidation of the remaining assets of the OGGUSA Debtors on account of its general unsecured claim, if anything.

(19) SUBSEQUENT EVENTS

In July 2023, the Company entered into an Omnibus Agreement with FSCC (see Note 5).

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

Forward Looking Statements

When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the SEC, words or phrases, such as “anticipate,” “believe,” “could,” “would,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” or similar expressions, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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
•In Maryland, we opened a dispensary in Annapolis in October 2022, and we intend to expand our manufacturing facility by 40,000 square feet. We recently received Good Manufacturing Practices ("GMP") certification of our production kitchen, as well as approval to produce and sell high-dose edibles, which we have commenced. We also commenced adult-use wholesale and retail sales in Maryland. Under current Maryland cannabis laws, we have the potential to add three additional medical dispensaries, for a total of four.
•In Illinois, in May 2022, we closed on the acquisition of a craft cannabis license, which will enable us to be vertically integrated and add cultivation, manufacturing, and distribution to our four existing retail cannabis operations in Illinois. Under Illinois cannabis laws, we have the potential to add five additional dispensaries, for a total of ten.
•In Ohio, in June 2023, we opened our first medical dispensary in the state, and we intend to explore additional opportunities to grow our operations in Ohio to the maximum allowable by state regulations.

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

Results of Operations

Three and six months ended June 30, 2023 and 2022

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

Our revenue for the three and six months ended June 30, 2023 and 2022 was comprised of the following (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Product revenue:
Product revenue - retail	$24,336	$23,087	$47,519	$44,528
Product revenue - wholesale	11,031	7,958	21,407	14,020
Total product revenue	35,367	31,045	68,926	58,548
Other revenue:
Real estate rentals	519	846	939	2,433
Supply procurement	496	820	804	2,010
Management fees	35	81	54	834
Licensing fees	102	194	176	443
Total other revenue	1,152	1,941	1,973	5,720
Total revenue	$36,519	$32,986	$70,899	$64,268

Our total revenue increased $3.5 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and $6.6 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Our total product revenue increased $4.3 million, or 13.9%, in the three months ended June 30, 2023 and $10.4 million, or 17.7%, in the six months ended June 30, 2023, compared to the same prior year periods. These increases in both the quarter and year-to-date 2023 periods were primarily attributable to both wholesale and retail revenue arising from the Kind Acquisition, and higher retail revenue in our Massachusetts dispensaries, primarily attributable to our recent acquisitions there. These increases were partially offset by decreases in our other revenue, primarily attributable to rent, supply procurement and fee reductions in connection with one of our clients and the Kind Acquisition.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue represents the direct costs associated with the generation of our revenue, including licensing, packaging, supply procurement, manufacturing, supplies, depreciation, amortization of acquired intangible assets, and other product-related costs.

Our cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	2023	2022	$	%
Three months ended June 30,
Cost of revenue	$20,143	$17,981	$2,162	12.0%
Gross profit	$16,376	$15,005	$1,371	9.1%
Gross margin	44.8%	45.5%

Six months ended June 30,
Cost of revenue	$39,135	$32,287	$6,848	21.2%
Gross profit	$31,764	$31,981	$(217)	(0.7)%
Gross margin	44.8%	49.8%

Our cost of revenue increased in both the three and six months ended June 30, 2023 compared to the same prior year periods. These increases were primarily attributable to increases in manufacturing, employee-related and facility expenses aggregating $3.7 million and $9.4 million in the three and six months ended June 30, 2023, respectively. These higher costs were primarily due to our increased headcount and new facilities in connection with our recent acquisitions and in-process expansions. The increases in both current year periods were partially offset primarily by lower supply procurement and certain inventory-related expenses.

Operating Expenses

Our operating expenses are comprised of personnel, marketing and promotion, general and administrative, acquisition-related and other, and bad debt expenses. Our operating expenses for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	2023	2022	$	%
Three months ended June 30,
Personnel	$5,619	$3,382	$2,237	66.1%
Marketing and promotion	1,666	809	857	105.9%
General and administrative	5,080	5,565	(485)	(8.7)%
Acquisition-related and other	425	754	(329)	(43.6)%
Bad debt	39	—	39	100.0%
	$12,829	$10,510	$2,319	22.1%

Six months ended June 30,
Personnel	$10,275	$6,424	$3,851	59.9%
Marketing and promotion	2,812	1,452	1,360	93.7%
General and administrative	9,385	11,793	(2,408)	(20.4)%
Acquisition-related and other	615	754	(139)	(18.4)%
Bad debt	(5)	14	(19)	(135.7%)
	$23,082	$20,437	$2,645	12.9%

The increase in our personnel expenses in both the three and six months ended June 30, 2023 compared to the same prior year periods was primarily due to the hiring of additional staff to support higher levels of projected revenue from existing operations, the Kind Acquisition and, to a lesser extent, our other recent acquisitions. Personnel costs increased to approximately 15% of revenue in the three and six months ended June 30, 2023, compared to approximately 10% of revenue in the three and six months ended June 30, 2022.

The increase in our marketing and promotion expenses in both the three month and six months ended June 30, 2023 compared to the same prior year periods was primarily attributable to our focused efforts to upgrade our marketing initiatives in order to expand branding and distribution of our licensed products.

The decrease in our general and administrative expenses in both the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily attributable to lower expenses in connection with our equity programs and professional fees, partially offset by higher facility, depreciation and amortization of property and equipment, and travel expenses.

Acquisition-related and other expenses include those expenses related to acquisitions and other significant transactions that we would otherwise not have incurred, and include professional and services fees, such as legal, audit, consulting, paying agent and other fees. Our acquisition-related and other expense in the three and six months ended June 30, 2023 primarily related to our acquisitions and professional fees related to obtaining the Credit Agreement (as described below). Our acquisition-related and other expenses in the three and six months ended June 30, 2022 primarily related to the Kind Acquisition and the listing of our common stock on the Canadian Securities Exchange.

Interest and Other (Expense) Income, Net

Interest expense primarily relates to interest on mortgages and notes payable and, effective in 2023, the Credit Agreement (as described below). Interest income primarily relates to interest receivable in connection with our notes receivable. Other (expense) income, net, includes gains (losses) on changes in the fair value of our investments and other investment-related income (expense).

Our net interest expense increased $2.4 million and $4.7 million in the three and six months ended June 30, 2023, respectively, compared to the same prior year periods, primarily due to interest related to the Credit Agreement (as described below), coupled with expense for a fair value adjustment to notes payable in connection with our early repayment of the notes payable for the Kind Acquisition.

We reported nominal net other expense in the three months ended June 30, 2023 and $0.9 million of net other expense in the six months ended June 30, 2023. The expense for the six months ended June 30, 2023 was primarily due to the write-off of assets in the first quarter of 2023 in connection with our decision to cancel our plans to expand into Nevada. We reported net other expense of $0.7 million in the three months ended June 30, 2022, primarily comprised of losses from the change in the fair value of our investments. We recorded $0.3 million of net other income in the six months ended June 30, 2022, comprised of $1.0 million of non-cash income from an investment, partially offset by a $0.7 million loss from the change in fair value of our investments.

Income Tax Provision

We recorded income tax provisions of $4.4 million and $5.4 million in the six months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of $14.6 million and $9.7 million at June 30, 2023 and December 31, 2022, respectively. In addition to the discussions below of our cash flows from operating, investing, and financing activities, please also see our discussion of non-GAAP Adjusted EBITDA in the section “Non-GAAP Measurement” below, which discusses an additional financial measure not defined by GAAP which our management also uses to measure our liquidity.

Credit Agreement

On January 24, 2023,we entered into a Loan and Security Agreement, by and among the Company, subsidiaries of the Company from time-to-time party thereto (collectively with the Company, the “Borrowers”), lenders from time-to-time party thereto (the “Lenders”), and Chicago Atlantic Admin, LLC (“Chicago Atlantic”), as administrative agent for the Lenders (the "Credit Agreement").

Proceeds from the Credit Agreement were designated to complete the build-out of a new cultivation and processing facility in Illinois, complete the build-out of a new processing kitchen in Missouri, expand existing cultivation and processing facilities in Massachusetts and Maryland, fund certain capital expenditures, and repay in full the Kind Therapeutics seller notes incurred in connection with the Kind Acquisition, which repayment occurred on January 24, 2023. The remaining balance, if any, was expected to be used to fund acquisitions.

Principal, Security, Interest and Prepayments

The Credit Agreement provides for $35.0 million in principal borrowings at our option in the aggregate and further provides the Borrowers with the right, subject to customary conditions, to request an additional incremental term loan in the aggregate principal amount of up to $30.0 million; provided that the Lenders elect to fund such incremental term loan. $30.0 million of loan principal was funded at the initial closing and we have the option, during the six-month period following the initial closing, to draw down an additional $5.0 million, which we did not elect to do. The loans require scheduled amortization payments of 1.0% of the principal amount outstanding under the Credit Agreement per month commencing in May 2023, and the remaining principal balance is due in full on January 24, 2026, subject to extension to January 24, 2028 under certain circumstances.

The Credit Agreement provides the Borrowers with the right, subject to specified limitations, to incur(a) seller provided debt in connection with future acquisitions, (b) additional mortgage financing from third-party lenders secured by real estate currently owned and acquired after the closing date, and (c) additional debt in connection with equipment leasing transactions.

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

The Credit Agreement also includes customary negative covenants limiting our ability to incur additional indebtedness and grant liens that are otherwise not permitted, among others. Additionally, the Credit Agreement requires us to meet certain financial tests. At June 30, 2023, we were in compliance with the covenants of the Credit Agreement.

Warrant Issuance

The Credit Agreement provided for 30% warrant coverage against amounts funded under the facility, priced at a 20% premium to the trailing 20-day average price on the closing date of each such funding. At the initial closing, upon funding of the initial $30.0 million under the facility, we issued to the Lenders an aggregate of 19,148,936 warrants to purchase shares of our common stock at $0.47 per share, exercisable for a five-year period following issuance.

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

Our operating activities used $3.2 million and provided $2.2 million of cash in the six months ended June 30, 2023 and 2022, respectively. The change in cash from operating activities in the current year period compared to the prior year was primarily attributable to higher costs and operating expenses driven by our continued focus on increasing and expanding our sales activities, facilities and footprint both in the states where we currently operate and into other states. These higher costs primarily relate to personnel, cultivation/manufacturing and facility expenses.

Cash Flows from Investing Activities

Our investing activities used $13.4 million and $21.1 million of cash in the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, we used cash of $8.8 million for capital expenditures, $3.0 million as part of the purchase consideration for the Ermont Acquisition, $0.6 million for cannabis licenses and $0.3 million for advances toward future business acquisitions. We also issued $0.9 million of notes receivable to a cannabis-licensed client. During the six months ended June 30, 2022, we used $12.7 million of cash in the aggregate for purchase consideration in connection with the Kind Acquisition and the Green Growth Acquisition, $7.9 million for capital expenditures, $0.3 million for cannabis licenses and $0.3 million for advances toward future business acquisitions. These payments were partially offset by $0.1 million of proceeds from notes receivable.

Cash Flows from Financing Activities

Our financing activities provided $21.5 million of cash in the six months ended June 30, 2023 and used $2.9 million of cash in the six months ended June 30, 2022. We received proceeds of $29.1 million from the Credit Agreement, of which we used $5.5 million to repay in full the notes previously issued to the sellers of Kind as part of the purchase consideration for the April 2022 Kind Acquisition. Excluding the aforementioned repayment of the notes in connection with the Kind Acquisition, we made $1.2 million of aggregate principal payments on our outstanding mortgages and promissory notes, including the repayment in full in May 2023 of our mortgage with South Porte Bank. We also made $0.6 million of payments toward the outstanding balance of the Credit Agreement, $0.2 million of principal payments of finance leases, and $0.1 million of distribution payments. During the six months ended June 30, 2022, we paid $2.0 million to redeem the outstanding minority interests in one of our majority-owned subsidiaries in June 2022, made $0.6 million of aggregate principal payments on our outstanding mortgages and notes payable, made $0.2 million of distribution payments and made $0.1 million of finance lease principal payments.

Based on our current expectations, we believe our current cash and future funding opportunities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at June 30, 2023, and our ability to raise additional cash through financing activities. We anticipate devoting substantial capital resources to continue our efforts to execute our strategic growth plan as described above.

Non-GAAP Measurement

In addition to the financial information reflected in this report, which is prepared in accordance with GAAP, we are providing a non-GAAP financial measurement of profitability – Adjusted EBITDA – as a supplement to the preceding discussion of our financial results.

Management defines Adjusted EBITDA as income from operations, determined in accordance with GAAP, excluding the following:

•depreciation and amortization of property and equipment;
•amortization of acquired intangible assets;
•impairments or write-downs of acquired intangible assets;
•stock-based compensation;
•legal settlements; and
•acquisition-related and other.

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

Reconciliation of Income from Operations to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles income from operations to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

GAAP Income from operations	$3,547	$4,495	$8,682	$11,544
Depreciation and amortization of property and equipment	1,261	850	2,247	1,552
Amortization of acquired intangible assets	780	285	1,337	425
Stock-based compensation	299	2,553	505	5,024
Acquisition-related and other	425	754	615	754
Adjusted EBITDA	$6,312	$8,937	$13,386	$19,299

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2023 (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, the Company issued unregistered securities as described below:
•5,025 shares of restricted common stock subscribed during the six months ended June 30, 2023, with a fair value of approximately $2,000;
•450,000 shares of restricted common stock to purchase a 0.33% minority interest in Mari Holdings MD LLC, one of the Company's majority-owned subsidiaries;
•21,383,040 shares of common stock issued to convert 4,276,608 shares of Series C convertible preferred stock to common stock;
•an aggregate of 1,140,741 shares of restricted common stock with a total fair value of approximately $460,000 issued as payment for services to two service providers; and
•1,290 shares of restricted common stock with an aggregate fair value of approximately $1,000 issued under a royalty agreement.

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

3.2	Amended By-Laws, amended as of February 28, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, filed on May 9, 2023 with the SEC).
10.1 * ***	MariMed Inc. Second Amended and Restated 2018 Stock Award and Incentive Plan, as amended and restated June 8, 2023.
10.2 *	Omnibus Agreement, dated July 1, 2023, by and between MariMed Inc., MariMed Advisors Inc., MIA Development LLC, and First State Compassion Center, Inc.
31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 **	Section 1350 Certification of Chief Executive Officer
32.2 **	Section 1350 Certification of Chief Financial Officer
101.INS XBRL *	Instance Document
101.SCH XBRL *	Taxonomy Extension Schema
101.CAL XBRL *	Taxonomy Extension Calculation Linkbase
101.DEF XBRL *	Taxonomy Extension Definition Linkbase
101.LAB XBRL *	Taxonomy Extension Label Linkbase
101.PRE XBRL *	Taxonomy Extension Presentation Linkbase
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
*** This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2023

MARIMED INC.

By:	/s/ Susan M. Villare
Susan M. Villare
Chief Financial Officer (Principal Financial Officer)