Form 10-Q
period 2023-09-30
MARIMED INC.
filed 2023-11-09
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2023, 376,121,958 shares of the registrant’s common stock were outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MariMed Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$13,259	$9,737
Accounts receivable, net of allowances of $564 and $4,603 at September 30, 2023 and December 31, 2022, respectively	6,352	4,157
Inventory	24,206	19,477
Deferred rents receivable	649	704
Notes receivable, current portion	52	2,637
Investments, current portion	161	123
Due from related parties	87	29
Other current assets	6,026	7,282
Total current assets	50,792	44,146
Property and equipment, net	85,195	71,641
Intangible assets, net	17,856	14,201
Goodwill	11,993	8,079
Notes receivable, net of current portion	814	7,467
Investments, net of current portion	164	—
Operating lease right-of-use assets	9,679	4,931
Finance lease right-of-use assets	2,717	713
Other assets	11,607	1,024
Total assets	$190,817	$152,202

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Term loan	$3,600	$—
Mortgages and notes payable, current portion	1,009	3,774
Accounts payable	8,494	6,626
Accrued expenses and other	5,347	3,091
Income taxes payable	14,014	11,489
Operating lease liabilities, current portion	1,865	1,273
Finance lease liabilities, current portion	963	237
Total current liabilities	35,292	26,490
Term loan, net of current portion	18,895	—
Mortgages and notes payable, net of current portion	27,444	25,943
Operating lease liabilities, net of current portion	8,449	4,173

MariMed Inc.
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Finance lease liabilities, net of current portion	1,775	461
Other liabilities	100	100
Total liabilities	91,955	57,167

Commitments and contingencies

Mezzanine equity
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at September 30, 2023 and December 31, 2022	14,725	14,725
Series C convertible preferred stock $0.001 par value; 12,432,432 shares authorized; 1,155,274 and 6,216,216 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4,275	23,000
Total mezzanine equity	19,000	37,725

Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 32,659,235 shares authorized; zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 375,871,958 and 341,474,728 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	376	341
Common stock subscribed but not issued	—	39
Additional paid-in capital	170,922	142,365
Accumulated deficit	(89,786)	(83,924)
Noncontrolling interests	(1,650)	(1,511)
Total stockholders’ equity	79,862	57,310
Total liabilities, mezzanine equity and stockholders’ equity	$190,817	$152,202
See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$38,800	$33,912	$109,699	$98,180
Cost of revenue	21,962	17,748	61,097	50,035
Gross profit	16,838	16,164	48,602	48,145

Operating expenses:
Personnel	5,916	3,746	16,191	10,170
Marketing and promotion	1,585	1,402	4,397	2,854
General and administrative	6,135	5,097	15,520	16,890
Acquisition-related and other	32	143	647	897
Bad debt	(122)	40	(127)	54
Total operating expenses	13,546	10,428	36,628	30,865

Income from operations	3,292	5,736	11,974	17,280

Interest and other (expense) income:
Interest expense	(2,482)	(518)	(7,627)	(1,271)
Interest income	29	239	243	720
Other (expense) income, net	(646)	(251)	(1,556)	24
Total interest and other expense, net	(3,099)	(530)	(8,940)	(527)

Income before income taxes	193	5,206	3,034	16,753
Provision for income taxes	4,462	2,484	8,902	7,894

Net (loss) income	(4,269)	2,722	(5,868)	8,859
Less: Net (loss) income attributable to noncontrolling interests	(10)	16	(6)	142
Net (loss) income attributable to common stockholders	$(4,259)	$2,706	$(5,862)	$8,717

Net (loss) earnings per share attributable to common stockholders:
Basic	$(0.01)	$0.01	$(0.02)	$0.03
Diluted	$(0.01)	$0.01	$(0.02)	$0.02

Weighted average common shares outstanding:
Basic	373,081	339,025	359,156	337,111
Diluted	373,081	381,071	359,156	379,868
See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Nine months ended September 30, 2023
	Common stock		Common stock subscribed but not issued			Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value	Shares		Amount
Balances at January 1, 2023	341,474,728	$341	70,000	39	$39	$142,365	$(83,924)	$(1,511)	$57,310
Issuance of subscribed shares	70,000	—	(70,000)		(39)	39	—	—	—
Common stock subscribed but not issued	—	—	5,025		2	—	—	—	—
Warrants issued in connection with debt	—	—	—		—	5,454	—	—	5,454
Shares issued as purchase consideration - business acquisition	6,580,390	7	—		—	2,987	—	—	2,994
Common stock issued under licensing agreement	1,793	—	—		—	1	—	—	1
Distributions to non-controlling interests	—	—	—		—	—	—	(34)	(34)
Stock-based compensation	—	—	—		—	206	—	—	206
Net loss	—	—	—		—	—	(645)	(19)	(664)
Balances at March 31, 2023	348,126,911	348	5,025		2	151,052	(84,569)	(1,564)	65,269
Issuance of subscribed shares	5,025	—	(5,025)		(2)	2	—	—	—
Exercise of stock options	157,752	—	—		—	35	—	—	35
Release of shares under stock grants	349,999	1	—		—	(1)	—	—	—
Conversion of preferred stock to common stock	21,383,040	21	—		—	15,802	—	—	15,823
Purchase of minority interests in certain of the Company’s subsidiaries	450,000	1	—		—	4	—	(5)	—
Common stock issued to settle obligations	400,000	—	—		—	160	—	—	160
Common stock issued under licensing agreement	1,290	—	—		—	—	—	—	—
Common stock issued to purchase property and equipment	740,741	1	—		—	299	—	—	300
Distributions to non-controlling interests	—	—	—		—	—	—	(47)	(47)
Stock-based compensation	—	—	—		—	299	—	—	299
Net (loss) income	—	—	—		—	—	(958)	23	(935)
Balances at June 30, 2023	371,614,758	372	—		—	167,652	(85,527)	(1,593)	80,904
Exercise of stock options	330,000	—	—		—	74	—	—	74
Conversion of preferred stock to common stock	3,921,670	4	—		—	2,898	—	—	2,902
Common stock issued under licensing agreement	5,530	—	—		—	2	—	—	2
Distributions to non-controlling interests	—	—	—		—	—	—	(47)	(47)
Stock-based compensation	—	—	—		—	296	—	—	296
Net loss	—	—	—		—	—	(4,259)	(10)	(4,269)
Balances at September 30, 2023	375,871,958	$376	—		$—	$170,922	$(89,786)	$(1,650)	$79,862

MariMed Inc.
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in thousands, except share amounts)
(unaudited)

	Nine months ended September 30, 2022
	Common stock		Common stock subscribed but not issued		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value	Shares	Amount
Balances at January 1, 2022	334,030,348	$334	—	$—	$134,920	$(97,392)	$(1,563)	$36,299
Common stock subscribed but not issued	—	—	2,717	2	—	—	—	2
Exercise of stock options	10,000	—	—	—	3	—	—	3
Conversion of promissory notes to equity	1,142,858	1	—	—	399	—	—	400
Common stock issued to settle obligations	375,000	1	—	—	273	—	—	274
Distributions to non-controlling interests	—	—	—	—	—	—	(101)	(101)
Stock-based compensation	—	—	—	—	2,469	—	—	2,469
Net income	—	—	—	—	—	4,188	53	4,241
Balances at March 31, 2022	335,558,206	336	2,717	2	138,064	(93,204)	(1,611)	43,587
Issuance of subscribed shares	2,717	—	(2,717)	(2)	2	—	—	—
Cashless exercise of stock options	200,000	—	—	—	—	—	—	—
Cashless exercise of warrants	234,961	—	—	—	—	—	—	—
Release of shares under stock grants	354,221	—	—	—	—	—	—	—
Shares as purchase consideration - business combination	2,343,750	3	—	—	1,497	—	—	1,500
Purchase of minority interests in certain of the Company's subsidiaries	—	—	—	—	(2,165)	—	165	(2,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(83)	(83)
Stock-based compensation	—	—	—	—	2,553	—	—	2,553
Net income	—	—	—	—	—	1,823	73	1,896
Balances at June 30, 2022	338,693,855	339	—	—	139,951	(91,381)	(1,456)	47,453
Common stock subscribed but not issued	—	—	74,581	41	—	—	—	41
Exercise of stock options	45,000	—	—	—	7	—	—	7
Common stock issued to settle obligations	531,532	—	—	—	363	—	—	363
Distributions to non-controlling interests	—	—	—	—	—	—	(40)	(40)
Stock-based compensation	—	—	—	—	1,331	—	—	1,331
Net income	—	—	—	—	—	2,706	16	2,722
Balances at September 30, 2022	339,270,387	$339	74,581	$41	$141,652	$(88,675)	$(1,480)	$51,877

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income attributable to common stockholders	$(5,862)	$8,717
Net (loss) income attributable to noncontrolling interests	(6)	142
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization of property and equipment	3,838	2,469
Amortization of intangible assets	2,181	854
Stock-based compensation	801	6,396
Amortization of original debt issuance discount	206	—
Amortization of debt discount	1,840	—
Payment-in-kind interest	301	—
Present value adjustment of notes payable	719	—
Bad debt (income) expense	(127)	54
Obligations settled with common stock	463	637
Write-off of disposed assets	906	—
Gain on finance lease adjustment	(31)	—
(Gain) loss on changes in fair value of investments	(16)	930
Write-down of prepaid purchase consideration	200	—
Other investment income	—	(954)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,065)	(4,856)
Deferred rents receivable	55	111
Inventory	(4,728)	(4,215)
Other current assets	2,040	(1,973)
Other assets	(300)	(113)
Accounts payable	1,868	2,372
Accrued expenses and other	(132)	(193)
Income taxes payable	2,525	(4,804)
Net cash provided by operating activities	4,676	5,574

Cash flows from investing activities:
Purchases of property and equipment	(14,749)	(9,985)
Business acquisitions, net of cash acquired	(2,987)	(12,746)
Advances toward future business acquisitions	(250)	(800)
Purchases of investments	(187)	—
Purchases of cannabis licenses	(626)	(330)

MariMed Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2023	2022
Issuance of notes receivable	(879)	—
Proceeds from notes receivable	99	130
Due from related party	(58)	—
Net cash used in investing activities	(19,637)	(23,731)

Cash flows from financing activities:
Proceeds from term loan	29,100	—
Payment of third-party debt issuance costs in connection with term loan	(1,798)	—
Principal payments of term loan	(1,500)	—
Principal payments of mortgages and promissory notes	(519)	(1,033)
Repayment and retirement of mortgage	(778)	—
Repayment and retirement of promissory notes	(5,503)	—
Proceeds from mortgages	—	3,000
Proceeds from exercise of stock options	109	10
Principal payments of finance leases	(500)	(166)
Redemption of minority interests	—	(2,000)
Distributions	(128)	(224)
Net cash provided by (used in) financing activities	18,483	(413)

Net increase (decrease) in cash and cash equivalents	3,522	(18,570)
Cash and equivalents, beginning of year	9,737	29,683
Cash and cash equivalents, end of period	$13,259	$11,113

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,766	$1,120
Cash paid for income taxes	$6,904	$12,582
Non-cash activities:
Common stock issued as purchase consideration	$2,994	$1,500
Common stock issued to purchase minority interests in certain of the Company's subsidiaries	$5	$—
Conversion of promissory notes to equity	$—	$400
Present value of promissory note issued as purchase consideration	$4,569	$—
Warrants to purchase common stock issued with debt	$5,454	$—
Liability recorded for building improvements	$1,997	$—
Notes payable issued to purchase motor vehicles	$158	$—
Entry into new operating leases	$5,366	$378
Entry into new finance leases	$2,309	$781
Issuance of common stock associated with subscriptions	$41	$—
Conversion of preferred stock to common stock	$18,725	$—
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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements in the Annual Report. There were no material changes to the Company's significant accounting policies during the nine-month period ended September 30, 2023.

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

At September 30, 2023 and December 31, 2022, the Company had $0.2 million and $0.1 million, respectively, of cash held in escrow.

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

The Company's condensed consolidated statement of operations for the three months ended September 30, 2023 includes $1.2 million of revenue and $0.7 million of net loss attributable to Ermont. The Company's condensed consolidated statement of operations for the nine months ended September 30, 2023 includes $2.6 million of revenue and $1.9 million of net loss attributable to Ermont for the period since the Ermont Acquisition Date.

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

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of MariMed and Kind. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined companies that would have been achieved had the Kind Acquisition occurred on January 1, 2022, nor are they intended to represent or be indicative of future results of operations. The pro forma financial results for the year ended December 31, 2022, giving effect to the Kind Acquisition as if it had occurred on January 1, 2021 are as follows (unaudited, in thousands):

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

The Greenhouse Naturals Acquisition was completed on December 30, 2022, on which date the Company paid $0.1 million of cash and issued 2,000,000 shares of the Company's common stock, with a fair value of $0.7 million, to the Greenhouse Naturals Sellers. The Company issued a note to the Greenhouse Naturals Sellers for the remaining $5.0 million of the cash purchase price payable post-closing on a monthly basis as a percentage of the dispensary's monthly gross sales (the "Greenhouse Naturals Note"). The Company has recorded the Greenhouse Naturals Note at its present value of $4.3 million. The difference between the face value of the Greenhouse Naturals Note and the net present value recorded will be amortized to interest expense over the term of such note. The final inspection by the Commonwealth of Massachusetts was completed in April 2023, and the Company opened the dispensary on April 25, 2023. The Company has allocated the purchase price to a licenses/customer base intangible asset, with an estimated useful life of 10 years.

Pending Transactions

Allgreens Dispensary, LLC ("Allgreens")

In August 2022, the Company entered into an agreement to purchase 100% of the membership interests in Allgreens Dispensary, LLC (the "Allgreens Agreement"), a conditional adult-use cannabis dispensary license in Illinois for $2.25 million of cash. Completion of the acquisition is dependent upon certain conditions, including resolution of any remaining legal challenges affecting nearly 200 social equity dispensary licenses, and regulatory approval of the acquisition. If the closing conditions are met and the acquisition is completed, the Company will have five adult-use dispensaries operating in Illinois. While the Company believes this may still occur in 2023, it is quite possible that the closing date may not occur until 2024. For the interim period until the acquisition is completed, the Company has entered into a management agreement with Allgreens, with the management fees calculated as a percentage of Allgreens' revenue. In connection with this agreement, the Company recorded expenses related to Allgreens aggregating $0.1 million for both the three and nine months ended September 30, 2023 as a component of Investments, net of current portion (see Note 7).

Pursuant to the Allgreens Agreement, as of September 30, 2023 the Company had made payments aggregating $0.5 million to the Allgreens members, with additional cash payments aggregating $1.75 million to be made as specific milestones are reached. Additionally, the Company made a cash payment of $875,000 to the Allgreens members in October 2023. The Company will issue promissory notes for the final payment of $1.0 million, which will be issued at closing (the "Allgreens Notes"). The Allgreens Notes will mature one year from the date the dispensary is permitted to commence operations.

Robust Missouri Process and Manufacturing, LLC ("Robust")

In September 2022, the Company entered into an agreement to acquire 100% of the membership interests in Robust Missouri Processing and Manufacturing 1, LLC (the "Robust Agreement"), a Missouri wholesale and cultivator, for $0.7 million of cash. Completion of the acquisition is dependent upon obtaining all requisite approvals from the Missouri Department of Health and Senior Services. While the Company believes this may still occur in 2023, it is quite possible that the closing date may not occur until 2024. Pursuant to the Robust Agreement, the Company has made an initial advance payment of $350,000 to the Robust members, with an additional payment of $350,000 to be made at closing.

(3) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive.

The number of shares used to compute earnings (loss) per share were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Weighted average shares outstanding - basic	373,081	339,025	359,156	337,111
Potential dilutive common shares	—	42,046	—	42,757
Weighted average shares outstanding - diluted	373,081	381,071	359,156	379,868

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

The Company received rental payments aggregating $0.5 million and $0.4 million in the three months ended September 30, 2023 and 2022, respectively, and $1.3 million and $2.4 million in the nine months ended September 30, 2023 and 2022, respectively. Revenue from these payments was recognized on a straight-line basis and aggregated $0.4 million in each of the three months ended September 30, 2023 and 2022, respectively, and $1.2 million and $2.3 million in the nine months ended September 30, 2023 and 2022, respectively.

Future minimum rental receipts for non-cancellable leases and subleases as of September 30, 2023 were as follows (in thousands):

Year ending December 31,
Remainder of 2023	$300
2024	1,200
2025	1,200
2026	1,059
2027	969
Thereafter	3,644
$8,372

(5) NOTES RECEIVABLE

Notes receivable, including accrued interest, at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
First State Compassion Center (FSCC Initial Note)	$—	$328
First State Compassion Center (FSCC Secondary Notes)	—	8,160
First State Compassion Center (FSCC New Note)	—	750
Healer LLC (Revised Healer Note)	866	866
Total notes receivable	866	10,104
Less: Notes receivable, current portion	(52)	(2,637)
Notes receivable, less current portion	$814	$7,467

First State Compassion Center

Omnibus Agreement

On July 1, 2023 (the "Omnibus Agreement Date"), the Company entered into an Omnibus Agreement with First State Compassion Center ("FSCC"), the Company's cannabis-licensed client in Delaware: (a) consolidating all amounts owed by FSCC to the Company and its affiliated entities as described below, aggregating $11.0 million (the "Omnibus"); (b) providing for the automatic conversion of all amounts owed by FSCC to the Company, upon the approval of adult cannabis use in Delaware into 100% ownership of FSCC's licenses and business; and (c) extending to FSCC, in the Company's sole discretion, up to an additional $2.0 million of working capital loans. The Omnibus has a term of five years, with an automatic five-year extension if adult cannabis use is not approved in Delaware by the maturity date, bears interest, compounded semiannually and payable annually, at the appropriate rate of interest in effect under Sections 1274(d), 482 and 7872 of the Internal Revenue Code of 1986, as amended, as calculated under Rev. Ruling 86-17, 1986-1 C.B. 377, for the period for which the amount of interest is being determined. The state of Delaware recently approved the adult use of cannabis, with the implementation period expected to extend through approximately November 2024. The Company recorded the Omnibus as a component of Other assets in the condensed consolidated balance sheet at September 30, 2023.

Notes Receivable From FSCC Prior to the Omnibus Agreement Date

The notes receivable from FSCC described below in the aggregate were converted into the Omnibus on the Omnibus Agreement Date:

•FSCC issued a 10-year promissory note to the Company in May 2016 for $0.7 million, which bore interest at a rate of 12.5% per annum and matured in April 2026, as amended (the “FSCC Initial Note”). The monthly payments on the FSCC Initial Note were approximately $10,000. At June 30, 2023 and December 31, 2022, the current portions of the FSCC Initial Note were approximately $90,000 and $85,000, respectively, and were included in Notes receivable, current portion, in the condensed consolidated balance sheets.

•In December 2021, the Company converted financed trade accounts receivable balances from FSCC aggregating $7.8 million into notes receivable, which was net of the $1.3 million debt issuance discount recorded in connection with the conversion, whereby FSCC issued promissory notes aggregating $7.8 million to the Company (the “FSCC Secondary Notes”). The FSCC Secondary Notes bore interest at a rate of 6.0% per annum and matured in December 2025. FSCC was required to make periodic payments of principal and interest throughout the term of the FSCC Secondary Notes. At December 31, 2022, the FSCC Secondary Notes balance included approximately $49,000 of unpaid accrued interest. The balance at June 30, 2023 did not include accrued interest, as the Company granted FSCC an interest holiday for the six months then ended. The increase in the FSCC Secondary Notes in the six months ended June 30, 2023 was attributable to the accretion of the original debt discount, which increased the value of such notes. At each of June 30, 2023 and December 31, 2022, the current portions of the FSCC Secondary Notes aggregated $2.5 million.

•In December 2022, the Company converted amounts due from FSCC aggregating $750,000 into a note receivable, whereby FSCC issued a promissory note to the Company for $750,000 (the "FSCC New Note"). The FSCC New

Note bore interest at a rate of 6.0% per annum and matured in December 2026. FSCC was required to make quarterly interest payments, with the full amount of principal due on December 31, 2026; however, the Company had granted FSCC an interest holiday for the six months ended June 30, 2023. At each of June 30, 2023 and December 31, 2022, the entire balance of the FSCC New Note was long-term.

•In the second quarter of 2023, the Company converted $879,000 due from FSCC into a note receivable (the "FSCC Second New Note").

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

The Company has the right to offset any licensing fees payable by the Company to Healer in the event Healer fails to make any payment when due. In March 2021, the Company offset approximately $28,000 of licensing fees payable to Healer against the principal balance of the Revised Healer Note, reducing the principal amount to approximately $866,000. Of the outstanding Revised Healer Note balance at each of September 30, 2023 and December 31, 2022, approximately $52,000 was current.

(6) INVENTORY

Inventory at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Plants	$3,427	$2,653
Ingredients and other raw materials	4,302	3,255
Work-in-process	9,159	7,635
Finished goods	7,318	5,934
	$24,206	$19,477

(7) INVESTMENTS

The Company’s investments at September 30, 2023 and December 31, 2022 were comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Investment – current:
WM Technology Inc.	$161	$123

Investments - non-current:
Artis LLC (d/b/a Little Dog)	$67	$—
Investment in Allgreens	97	—
Total investments - non-current	$164	$—

The Company did not have any long-term investments at December 31, 2022.

Allgreens

In connection with the pending acquisition of Allgreens and the management agreement the Company entered into with Allgreens for the interim period prior to the completion of the acquisition (see Note 2), the Company recorded expenses related to Allgreens aggregating $0.1 million for both the three and nine months ended September 30, 2023 as a component of Investments, net of current portion.

Artis LLC (d/b/a Little Dog)

In April, 2023, the Company purchased a 49% interest in Artis LLC, d/b/a Little Dog ("Little Dog"), a cannabis delivery service (the "Little Dog Investment") for $98,000 of cash. The Company recognizes changes in the fair value of the Little Dog Investment based on its proportional share of Little Dog's net income (loss). During the three and nine months ended September 30, 2023, the Company recognized losses in the Little Dog Investment of approximately $22,000 and $31,000, respectively, which are included as components of Other (expense) income, net, in the condensed consolidated statements of operations for the respective periods.

WM Technology Inc.

In February 2022, the Company received 121,968 shares of common stock of WM Technology Inc. (Nasdaq: MAPS) (the "WMT Shares"), a technology and software infrastructure provider to the cannabis industry, which represented the Company’s pro rata share of additional consideration pursuant to a 2021 asset purchase agreement between the Company and Members RSVP LLC. The Company recognized gains of approximately $59,000 and $38,000 in the three and nine months ended September 30, 2023, respectively, reflecting the changes in the fair value of the WMT Shares for the respective periods. The Company recognized losses of $0.2 million and $0.8 million in the three and nine months ended September 30, 2022, respectively, representing the changes in the fair value of the WMT Shares for such periods. Both the losses arising from the changes in the fair value of the WMT Shares and the gain arising from the receipt in February 2022 of the WMT Shares are reported as Other (expense) income, net, in the condensed consolidated statements of operations for the respective periods.

Flowr Corp.

In December 2021, the Company received shares of Flowr Corp. common stock (the "Flowr Stock") arising from the sale of its ownership interest in Terrace Inc., which was sold to Flowr Corp. (TSX.V: FLWR; OTC: FLWPF). The Flowr Stock was recorded at fair value, with changes in fair value recorded as a component of Other (expense) income, net, in the condensed consolidated statements of operations. The Company recorded losses of $0.1 million and $0.2 million in the three and nine months ended September 30, 2022, respectively, representing the changes in the fair value of the Flowr Stock in the respective periods. In the fourth quarter of 2022, the Company wrote off the remaining fair value of the Flowr Stock as a result of Flowr Corp.'s bankruptcy filing and delisting from the exchange on which its stock was traded.

(8) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net, at September 30, 2023 and December 31, 2022 was comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Land	$6,446	$4,450
Buildings and building improvements	44,202	43,542
Tenant improvements	19,600	17,016
Furniture and fixtures	2,079	2,009
Machinery and equipment	13,993	10,087
Construction in progress	12,321	4,761
	98,641	81,865
Less: accumulated depreciation	(13,446)	(10,224)
Property and equipment, net	$85,195	$71,641

The Company recorded depreciation expense related to property and equipment of $1.6 million and $0.9 million in the three months ended September 30, 2023 and 2022, respectively, and $3.8 million and $2.5 million in the nine months ended September 30, 2023 and 2022, respectively.

In the first quarter of 2023, the Company disposed of equipment it had previously purchased in connection with its planned acquisition of The Harvest Foundation LLC ("Harvest") in Nevada as a result of the Company's withdrawal from the agreement to purchase Harvest. The Company recorded a loss on the disposal of assets aggregating $0.9 million, which is included as a component of Other (expense) income, net, in the condensed consolidated statement of operations for the nine months ended September 30, 2023.

(9) INTANGIBLE ASSETS AND GOODWILL

The Company’s acquired intangible assets at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

September 30, 2023	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradename and trademarks	7.11	$3,104	$1,076	$2,028
Licenses and customer base	9.15	18,033	2,217	15,816
Non-compete agreements	2.00	42	30	12
	8.84	$21,179	$3,323	$17,856

December 31, 2022	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradename and trademarks	3.00	$2,041	$453	$1,588
Licenses and customer base	8.94	13,260	675	12,585
Non-compete agreements	2.00	42	14	28
	8.13	$15,343	$1,142	$14,201

Estimated future amortization expense for the Company’s intangible assets at September 30, 2023 was as follows:

Year ending December 31,
Remainder of 2023	$844
2024	3,254
2025	2,772
2026	2,344
2027	2,191
Thereafter	6,451
Total	$17,856

The changes in the carrying value of the Company’s goodwill in the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	2023	2022
Balance at January 1,	$8,079	$2,068
Ermont Acquisition	3,914	—
Kind Acquisition	—	6,011
Balance at September 30,	$11,993	$8,079

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

Principal, Security, Interest and Prepayments

The Credit Agreement provides for $35.0 million in principal borrowings at the Borrowers’ option in the aggregate and further provides the Borrowers with the right, subject to customary conditions, to request an additional incremental term loan in the aggregate principal amount of up to $30.0 million, provided that the Lenders elect to fund such incremental term loan. $30.0 million of loan principal was funded at the initial closing (the "Term Loan"), which amount was reduced by an original issuance discount of $0.9 million (the "Original Issuance Discount"). The Company had the option, during the six-month period following the initial closing, to draw down an additional $5.0 million, which it did not elect to do. The loan requires scheduled amortization payments of 1.0% of the principal amount outstanding under the Credit Agreement per month commencing in May 2023, and the remaining principal balance is due in full on January 24, 2026, subject to extension to January 24, 2028 under certain circumstances.

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

The Credit Agreement also includes customary negative covenants limiting the Borrowers’ ability to incur additional indebtedness and grant liens that are otherwise not permitted, among others. Additionally, the Credit Agreement requires the Borrowers to meet certain financial tests. At September 30, 2023, the Company was in compliance with the Credit Agreement covenants.

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

The Company recorded the warrants at present value of $5.5 million as a component of Additional paid-in capital on the condensed consolidated balance sheet as of January 24, 2023, and discounted the Term Loan by $5.5 million (the "Warrant Discount"). The Warrant Discount is being amortized to interest expense over the term of the Credit Agreement.

Prepaid Debt Issuance Costs

The Company incurred $1.8 million of third party costs (i.e., legal fees, referral fees, etc.) in connection with the Term Loan, which have been recorded as a discount to the Term Loan (the "Third-Party Costs Discount"), which is being amortized to interest expense over the term of the Credit Agreement.

Interest Amortization

The Company recorded $0.7 million and $1.9 million of aggregate interest amortization for the three and nine months ended September 30, 2023, respectively, related to the Original Issuance Discount, Warrant Discount and Third-Party Costs Discount.

Outstanding Balance

At September 30, 2023, the outstanding Term Loan balance reported on the Company's condensed consolidated balance sheet was $22.5 million, with the current portion totaling $3.6 million.

(11) MORTGAGES AND NOTES PAYABLE

The Company’s mortgages and notes payable are reported in the aggregate on the condensed consolidated balance sheets under the captions Mortgages and notes payable, current portion, and Mortgages and notes payable, net of current portion.

Mortgages

The Company’s mortgage balances at September 30, 2023 and December 31, 2022 were comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Bank of New England – New Bedford, MA and Middleboro, MA properties	$12,248	$12,141
Bank of New England – Wilmington, DE property	1,382	1,345
DuQuoin State Bank – Anna, IL and Harrisburg, IL properties	752	750
DuQuoin State Bank – Metropolis, IL property	2,528	2,508
Du Quoin State Bank - Mt. Vernon, IL property	2,981	2,974
South Porte Bank – Mt. Vernon, IL property	—	801
Total mortgages payable	19,891	20,519
Less: Mortgages payable, current	(649)	(1,491)
Mortgages payable, less current portion	$19,242	$19,028

The Company maintains an amended and restated mortgage agreement with the Bank of New England with an interest rate of 6.5% per annum, which matures in August 2025 (the “Amended BNE Mortgage”). The Amended BNE Mortgage is secured by the Company’s properties in New Bedford, Massachusetts and Middleboro, Massachusetts. Proceeds from the Amended BNE Mortgage were used to pay down a previous mortgage of $4.8 million with the Bank of New England on the New Bedford property and $7.2 million of outstanding promissory notes as discussed below. The current portions of the outstanding principal balance under the Amended BNE Mortgage at September 30, 2023 and December 31, 2022 were approximately $400,000 and $382,000, respectively.

The Company maintains a second mortgage with Bank of New England that is secured by the Company’s property in Wilmington, Delaware (the “BNE Delaware Mortgage”). The mortgage matures in 2031, with monthly principal and interest payments. The interest rate is 5.25% per annum, with the rate adjusting every five years to the then-prime rate plus

1.5%, with a floor of 5.25% per annum. The next interest rate adjustment will occur in September 2026. The current portions of the outstanding principal balance under the BNE Delaware Mortgage at September 30, 2023 and December 31, 2022 were approximately $131,000 and $126,000, respectively.

The Company maintains a mortgage with DuQuoin State Bank (“DSB”) in connection with its purchase of properties in Anna, Illinois and Harrisburg, Illinois (the “DuQuoin Mortgage”). On May 5th of each year, the DuQuoin Mortgage becomes due unless it is renewed for another year at a rate determined by DSB’s executive committee. The DuQuoin Mortgage was renewed in May 2023 at a rate of 9.75% per annum. The current portions of the outstanding principal balance under the DuQuoin Mortgage at September 30, 2023 and December 31, 2022 were approximately $27,000 and $36,000, respectively.

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, Illinois. The purchase price consisted of 750,000 shares of the Company’s common stock, which were valued at $705,000 on the date of the transaction, and payoff of the seller’s remaining mortgage balance of $1.6 million. In connection with this purchase, the Company entered into a second mortgage agreement with DSB for $2.7 million that matures in July 2041, and which initially bears interest at a rate of 6.25% per annum (the “DuQuoin Metropolis Mortgage”). The interest rate on the DuQuoin Metropolis Mortgage is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and holds the related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. The current portions of the outstanding principal balance of the DuQuoin Metropolis Mortgage at September 30, 2023 and December 31, 2022 were approximately $45,000 and $77,000, respectively.

In July 2022, Mari Holdings Mt Vernon LLC, a wholly owned subsidiary of the Company, entered into a $3.0 million loan agreement and mortgage with DSB secured by property owned in Mt. Vernon, Illinois, which the Company is developing into a grow and production facility (the "DuQuoin Mt. Vernon Mortgage"). The DuQuoin Mt. Vernon Mortgage has a 20-year term and initially bears interest at the rate of 7.75% per annum, subject to upward adjustment on each annual anniversary date to the Wall Street Journal U.S. Prime Rate (with an interest rate floor of 7.75%). The proceeds of this loan are being utilized for the build-out of the property and other working capital needs. The current portions of the outstanding principal balance of the DuQuoin Mt. Vernon Mortgage were approximately $46,000 and $68,000 at September 30, 2023 and December 31, 2022, respectively.

In February 2020, the Company entered into a mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, Illinois, (the “South Porte Bank Mortgage”). Beginning in August 2021, pursuant to an amendment of the South Porte Bank Mortgage, the monthly payments of principal and interest aggregated approximately $6,000, with such payment amounts effective through June 2023, at which time all remaining principal, interest and fees were due. On May 26, 2023, the Company repaid the outstanding balance on the South Porte Bank Mortgage, which totaled approximately $778,000, and the Company currently owns this property outright.

Promissory Notes

Promissory Notes Issued as Purchase Consideration

Ermont Acquisition

In connection with the Ermont Acquisition, the Company issued the Ermont Note (see Note 2), totaling $7.0 million. The Ermont Note matures in March 2029, and bears interest at 6.0% per annum, with payments of interest only for two years, and thereafter quarterly payments of principal and interest in arrears. The outstanding balance on the Ermont Note is due and payable in full if and when the Company raises $75.0 million or more of equity capital. The Company recorded the Ermont Note at a present value of $4.6 million. The Company recorded $2.4 million as a debt discount, which is being accreted through the term of the Ermont Note. The difference between the face value of the Ermont Note and the present value recorded at the time of the Ermont Acquisition is being amortized to interest expense over the term of the Ermont Note. The fair value of the Ermont Note was $4.8 million at September 30, 2023, all of which was recorded as noncurrent, as the first principal payment is not due until two years after the Ermont Acquisition Date.

Greenhouse Naturals Acquisition

In connection with the Greenhouse Naturals Acquisition, the Company issued the Greenhouse Naturals Note (see Note 2) totaling $5.0 million to the Greenhouse Naturals Sellers, payable on a monthly basis as a percentage of the monthly gross sales of the Company's Beverly, Massachusetts dispensary (the "Beverly Dispensary"). The Company recorded the Greenhouse Naturals Note at a present value of $4.3 million. The Company recorded $0.7 million as a debt discount, which is being accreted through the term of the Greenhouse Naturals Note. The difference between the face value of the Greenhouse Naturals Note and the present value recorded at the time of the Greenhouse Naturals Acquisition is being amortized to interest expense over the term of such note, which matures in July 2026. The fair value of the Greenhouse Naturals Note was $4.3 million at each of September 30, 2023 and December 31, 2022. In the third quarter of 2023, the Company updated its forecast of revenue attributable to the Beverly Dispensary and, accordingly, adjusted the schedule of estimated future payments on the Greenhouse Naturals Note. The Company estimated that the current portions of the Greenhouse Naturals Note were $0.3 million and $0.9 million at September 30, 2023 and December 31, 2022, respectively, which are included in Mortgages and notes payable, current portion, in the Company's condensed consolidated balance sheets.

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

Promissory Notes Issued to Purchase Commercial Vehicles

The Company entered into three note agreements to purchase commercial vehicles in the nine months ended September 30, 2023: in August 2023 with Ally Financial, in April 2023 with Ford Credit, and in January 2023 with Ally Financial. The Company had previously entered into note agreements to purchase commercial vehicles in August 2020 with First Citizens' Federal Credit Union and in June 2021 with Ally Financial. At September 30, 2023, the five outstanding notes had an aggregate outstanding balance of $0.2 million, of which approximately $33,000 was current. At December 31, 2022, there were two outstanding notes with an aggregate outstanding balance of approximately $48,000, of which approximately $12,000 was current. The weighted average interest rates of the outstanding balances were 11.04% and 8.19% at September 30, 2023 and December 31, 2022, respectively. The weighted average remaining terms of these notes were 4.84 years and 4.07 years at September 30, 2023 and December 31, 2022, respectively.

Future Payments

The future principal amounts due under the Company outstanding mortgages and notes payable at September 30, 2023 were as follows (in thousands):

Year ending December 31,
Remainder of 2023	$238
2024	1,019
2025	1,282
2026	1,678
2027	1,882
Thereafter	25,085
31,184
Less: discount	(2,731)
$28,453

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

On the day following the six-year anniversary of the issuance of the Series B Stock (February 28, 2026), all outstanding shares of Series B Stock (4,908,333 shares) shall automatically convert into shares of the Company's common stock as follows:

If the sixty-day VWAP is less than or equal to $0.50 per share, the Company shall have the option to:

•convert all shares of Series B Stock into shares of the Company's common stock at a conversion ratio of 1:1 (4,908,333 shares), subject to adjustment upon the occurrence of certain events, and pay cash to the Series B Holders equal to the difference between the sixty-day VWAP and $3.00 per share; or
•pay cash to the Series B Holders equal to $3.00 per share ($14,725,000).
If the sixty-day VWAP is greater than $0.50 per share, the Company shall have the option to:

•convert all shares of Series B Stock into shares of the Company's common stock at a conversion price per share equal to $3.00 per share divided by the sixty-day VWAP; or
•pay cash to the Series B Holders equal to $3.00 per share ($14,725,000); or
•convert a number of shares of Series B Stock, such number at the Company's sole discretion, into shares of the Company's common stock valued at the sixty-day VWAP (the "Conversion Value"), and pay cash to the Series B Holders equal to the difference between $14,725,000 and the Conversion Value (shares issued multiplied by the sixty-day VWAP).

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

During the three months ended September 30, 2023, the Company converted, at Hadron's request in accordance with the terms and conditions of the Series C stock certificate of designation, a total of 784,334 shares of Series C Stock into 3,921,670 shares of the Company's common stock (the "Q3 Conversions"). During the three months ended June 30, 2023, the Company converted, in two separate transactions at Hadron's request in accordance with the terms and conditions of the Series C Stock certificate of designation, a total of 4,276,608 shares of Series C Stock into 21,383,040 shares of the Company's common stock (collectively, with the Q3 Conversions, the "Conversions"). The Conversions were effected at a conversion rate of five shares of the Company's common stock for each share of Series C common stock converted. The Company did not recognize a gain or loss on the Conversions as they were effected in accordance with the Series C Stock certificate of designation. At September 30, 2023, 1,155,274 shares of Series C Stock remained outstanding.

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

Stock Options

A summary of the Company's stock option activity during the nine months ended September 30, 2023 is below:

	Shares	Weighted average exercise price
Outstanding at January 1, 2023	36,504,673	$0.82
Granted	1,100,000	$0.43
Exercised	(487,752)	$0.23
Forfeited	(495,000)	$1.92
Expired	(362,500)	$1.98
Outstanding at September 30, 2023	36,259,421	$0.79

Stock options granted under the 2018 Plan generally expire five years from the date of grant. At September 30, 2023, the stock options outstanding had a weighted average remaining life of approximately three years.

The grant date fair values of stock options granted in the nine months ended September 30, 2023 were estimated using the Black-Scholes valuation model with the following assumptions:

Estimated life (in years)	3.00 to 3.26
Weighted average volatility	99.22%
Weighted average risk-free interest rate	3.59%
Dividend yield	—

The Company did not grant any stock options in the three months ended September 30, 2023.

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

The activity related to the Company's RSUs for the nine months ended September 30, 2023 was as follows:

	RSUs	Weighted average grant date fair value
Unvested at January 1, 2023	1,599,999	$0.53
Granted	4,355,038	$0.41
Vested	(349,999)	$0.53
Forfeited	(61,000)	$0.43
Outstanding at September 30, 2023	5,544,038	$0.44

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

At September 30, 2023, warrants to purchase up to 42,199,476 shares of the Company's common stock were outstanding, with a weighted average exercise price of $0.68.

Other Common Stock Issuances

In addition to the activity related to stock options and RSUs, described previously, the Company also issued during the nine months ended September 30, 2023:

•70,000 shares of restricted common stock reported as subscribed at December 31, 2022 as discussed below;
•5,025 shares of restricted common stock subscribed;
•6,580,390 shares of restricted common stock with a fair value of $3.0 million issued as purchase consideration for the Ermont Acquisition (see Note 2);
•450,000 shares of restricted common stock to purchase a 0.33% minority interest in Mari Holdings MD LLC, one of the Company's majority-owned subsidiaries;
•25,304,710 shares of common stock issued to convert 5,060,942 shares of Series C Stock to common stock;
•an aggregate of 1,140,741 shares of restricted common stock with a total fair value of approximately $460,000 issued as payment for services to two service providers; and
•8,613 shares of restricted common stock with an aggregate fair value of approximately $3,000 issued under a royalty agreement.

Stock-Based Compensation

The Company recorded stock-based compensation of $0.3 million and $1.4 million in the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $6.4 million in the nine months ended September 30, 2023 and 2022, respectively.

Common Stock Issuance Obligations

At December 31, 2022, the Company was obligated to issue 70,000 shares of restricted common stock in the aggregate with a total grant date fair value of approximately $39,000, to two employees, which shares of common stock were issued in the first quarter of 2023.

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

Revenue for the three and nine months ended September 30, 2023 and 2022 was comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Product revenue:
Product revenue - retail	$24,121	$23,593	$71,640	$68,121
Product revenue - wholesale	13,643	9,009	35,050	23,029
Total product revenue	37,764	32,602	106,690	91,150
Other revenue:
Real estate rentals	631	434	1,570	2,867
Supply procurement	321	815	1,125	2,825
Management fees	37	9	91	843
Licensing fees	47	52	223	495
Total other revenue	1,036	1,310	3,009	7,030
Total revenue	$38,800	$33,912	$109,699	$98,180

(15) MAJOR CUSTOMERS

The Company did not have any customers that contributed 10% or more of total revenue in any of the three- or nine-month periods ended September 30, 2023 or 2022.

The Company did not have any customers that accounted for 10% or more of the Company’s accounts receivable balance at either September 30, 2023 or December 31, 2022. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and historical losses have been within management’s expectations.

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

The Company is currently the lessee under seven operating leases and fourteen finance leases. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments.

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
The Company had previously leased a 2,700 square foot two-unit apartment in Maryland under a lease that expired in July 2023. The Company is currently renting this space on a month-to-month basis while it negotiates a new lease for the space.

The Company leases machinery and office equipment under finance leases that expire from February 2024 through July 2028, with such terms being a major part of the economic useful life of the leased property.
The components of lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease expense	$507	$296	$1,321	$872

Finance lease expenses:
Amortization of right of use assets	$191	$48	$405	$108
Interest on lease liabilities	$76	$14	$161	$32
Total finance lease expense	$267	$62	$566	$140

At September 30, 2023, the weighted average remaining lease terms for operating leases and finance leases were 10.1 years and 3.7 years, respectively. The weighted average discount rate used to determine the right-of-use assets and lease liabilities was between 11.0% and 12.1% for all leases.

Future minimum lease payments as of September 30, 2023 under all non-cancelable leases having an initial or remaining term of more than one year were (in thousands):

	Operating leases	Finance leases
Remainder of 2023	$454	$243
2024	1,886	961
2025	1,928	960
2026	1,899	717
2027	1,882	359
Thereafter	3,825	104
Total lease payments	11,874	3,344
Less: imputed interest	(1,560)	(606)
	$10,314	$2,738

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

(17) RELATED PARTY TRANSACTIONS

The Company’s corporate offices are leased from an entity in which the Company’s Chief Executive Officer and President (the "CEO") has an investment interest. This lease expires in October 2028 and contains a five-year extension option. Expenses incurred under this lease were approximately $61,000 and $39,000 for the three months ended September 30, 2023 and 2022, respectively, and approximately $190,000 and $117,000 for the nine months ended September 30, 2023 and 2022, respectively.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s Chief Operating Officer (the “COO”). Purchases from this entity totaled $1.4 million and $1.1 million in the three months ended September 30, 2023 and 2022, respectively, and $4.2 million and $3.4 million in the nine months ended September 30, 2023 and 2022, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the COO and its Chief Revenue Officer (the “CRO") under a royalty agreement. This agreement was amended effective January 1, 2021 whereby, among other modifications, the royalty percentage changed from 2.5% on all sales of Betty’s Eddies products to 3.0% if sold directly by the Company and between 1.35% and 2.5% if licensed by the Company for sale by third parties. Future developed products (i.e., ice cream) have a royalty rate of 0.5% if sold directly by the Company and between 0.125% and 0.135% if licensed by the Company for sale by third parties. The aggregate royalties due to this entity were approximately $149,000 and $53,000 for the three months ended September 30, 2023 and 2022, respectively, and approximately $614,000 and $163,000 for the nine months ended September 30, 2023 and 2022, respectively.

During the three and nine months ended September 30, 2023, one of the Company’s majority-owned subsidiaries paid distributions in the aggregate of approximately $3,000 and $6,400, respectively, to the CEO, who owns a minority equity interest in such subsidiary. During the three and nine months ended September 30, 2022, this majority-owned subsidiary paid distributions aggregating approximately $4,200 and $27,300 to the Company’s then-CEO and then-Chief Financial Officer (now the CEO), each of whom owned minority equity interests in such subsidiary.

FSCC, the cannabis-licensed client in Delaware that the Company manages, pays fees to BKR Management Inc., a company partially owned by the CEO, related to the initial formation, licensing and establishment of FSCC's cannabis operations. The aggregate fees paid by FSCC were $48,000 for each of the three months ended September 30, 2023 and 2022, and $144,000 for each of the nine months ended September 30, 2023 and 2022.

The Company’s mortgages with Bank of New England and DuQuoin State Bank are personally guaranteed by the CEO. Additionally, the CEO provided a limited guaranty to the Lenders under the Company's Credit Agreement with Chicago Atlantic. The CEO had also guaranteed the South Porte Bank Mortgage prior to its repayment in May 2023.

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

New Bedford, MA and Middleborough, MA Buildouts

In the third quarter of 2023, the Company recorded an increase of $2.0 million in building and building improvements and a corresponding accrued liability in the same amount for electrical work performed at the Company's New Bedford and Middleborough properties between December 2017 and June 2023. The electrical work was performed by an electrical contractor that is owned and/or controlled by the family of a non-officer/director Company stockholder who beneficially owned more than 5% of the Company's common stock when the electrical work began. The electrical work was primarily paid for by an entity that is indirectly controlled by that individual and another non-officer/director Company shareholder who also beneficially owned more than 5% of the common stock when the electrical work began. The Company repaid the two shareholders $300,000 each as salary between 2021 and 2023 (at the rate of $100,000 each per year), which payments have since been terminated. The Company intends to negotiate an agreement with the entity that paid for the electrical work and all other interested parties to reflect the liability and agreed-upon payment terms.

(19) SUBSEQUENT EVENTS

On October 31, 2023, Susan M. Villare, the former Chief Financial Officer of the Company, tendered her resignation, effective immediately. Subsequent thereto, the Board of Directors appointed Jon R. Levine, the Company's President and Chief Executive Officer, as the Company's Interim Chief Financial Officer, and has initiated a search process to identify and engage a new Chief Financial Officer.

Subsequent to September 30, 2023, the following equity transaction occurred:

•On October 27, 2023, the Company issued 250,000 common shares underlying RSUs that vested on that date.

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

During 2023, we have been focused on continuing to execute our strategic growth plan, with priority on activities described below:

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
•In Illinois, in May 2022, we closed on the acquisition of a craft cannabis license, which will enable us to be vertically integrated and add cultivation, manufacturing, and distribution to our four existing retail cannabis operations in Illinois, and in October 2023, we announced the opening of Thrive Dispensary in Casey. In response to the state's request to open as soon as possible, we are currently operating Thrive Dispensary from a temporary mobile facility while construction on a permanent building is completed at the same site. Under Illinois cannabis laws, we have the potential to add five additional dispensaries, for a total of ten.
•In November 2023, we were granted a certificate of occupancy for our processing kitchen in Mt. Vernon, Illinois, and we have begun manufacturing our branded products for sale through retail and wholesale channels. We expect our products to available for sale in time for the holidays. Additionally, we continue construction of the cultivation facility in Mt Vernon, and expect this facility to be completed in early 2024.
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

Results of Operations

Three and nine months ended September 30, 2023 and 2022

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

Our revenue for the three and nine months ended September 30, 2023 and 2022 was comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Product revenue:
Product revenue - retail	$24,121	$23,593	$71,640	$68,121
Product revenue - wholesale	13,643	9,009	35,050	23,029
Total product revenue	37,764	32,602	106,690	91,150
Other revenue:
Real estate rentals	631	434	1,570	2,867
Supply procurement	321	815	1,125	2,825
Management fees	37	9	91	843
Licensing fees	47	52	223	495
Total other revenue	1,036	1,310	3,009	7,030
Total revenue	$38,800	$33,912	$109,699	$98,180

Our total revenue increased $4.9 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and $11.5 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Our total product revenue increased $5.2 million, or 15.8%, in the three months ended September 30, 2023 and $15.5 million, or 17.0%, in the nine months ended September 30, 2023, compared to the same prior year periods. These increases in both the quarter and year-to-date 2023 periods were primarily attributable to both wholesale and retail revenue arising from the Kind Acquisition, and higher retail revenue in our Massachusetts dispensaries, primarily attributable to our recent acquisitions there. These increases were partially offset by decreases in our other revenue, primarily attributable to rent, supply procurement and fee reductions in connection with one of our clients and the Kind Acquisition.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue represents the direct costs associated with the generation of our revenue, including licensing, packaging, supply procurement, manufacturing, supplies, depreciation, amortization of acquired intangible assets, and other product-related costs.

Our cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands, except percentages):

			Increase from prior year
	2023	2022	$	%
Three months ended September 30,
Cost of revenue	$21,962	$17,748	$4,214	23.7%
Gross profit	$16,838	$16,164	$674	4.2%
Gross margin	43.4%	47.7%

Nine months ended September 30,
Cost of revenue	$61,097	$50,035	$11,062	22.1%
Gross profit	$48,602	$48,145	$457	0.9%
Gross margin	44.3%	49.0%

Our cost of revenue increased in both the three and nine months ended September 30, 2023 compared to the same prior year periods. These increases were primarily attributable to increases materials and employee-related expenses aggregating $4.4 million and $12.8 million in the three and nine months ended September 30, 2023, respectively. Our higher personnel costs were primarily due to our increased headcount in connection with our recent acquisitions and expanded footprint. The increases in both current year periods were partially offset primarily by lower supply procurement and certain inventory-related expenses. The increase in the three months ended September 30, 2023 was also partially offset by lower facility-related expense.

Operating Expenses

Our operating expenses are comprised of personnel, marketing and promotion, general and administrative, acquisition-related and other, and bad debt expenses. Our operating expenses for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	2023	2022	$	%
Three months ended September 30,
Personnel	$5,916	$3,746	$2,170	57.9%
Marketing and promotion	1,585	1,402	183	13.1%
General and administrative	6,135	5,097	1,038	20.4%
Acquisition-related and other	32	143	(111)	(77.6)%
Bad debt	(122)	40	(162)	(405.0%)
	$13,546	$10,428	$3,118	29.9%

Nine months ended September 30,
Personnel	$16,191	$10,170	$6,021	59.2%
Marketing and promotion	4,397	2,854	1,543	54.1%
General and administrative	15,520	16,890	(1,370)	(8.1)%
Acquisition-related and other	647	897	(250)	(27.9)%
Bad debt	(127)	54	(181)	(335.2%)
	$36,628	$30,865	$5,763	18.7%

The increase in our personnel expenses in both the three and nine months ended September 30, 2023 compared to the same prior year periods was primarily due to the hiring of additional staff to support higher levels of projected revenue from existing operations, the Kind Acquisition and, to a lesser extent, our other recent acquisitions. Personnel costs increased to approximately 15% of revenue in the three and nine months ended September 30, 2023, compared to approximately 11% and 10% of revenue in the three and nine months ended September 30, 2022, respectively.

The increase in our marketing and promotion expenses in both the three and nine months ended September 30, 2023 compared to the same prior year periods was primarily attributable to our focused efforts to upgrade our marketing initiatives in order to expand branding and distribution of our licensed products.

The increase in our general and administrative expenses in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily attributable to facility-related expense, depreciation and amortization of fixed assets, and amortization of acquired intangible assets, partially offset by lower expense related to our employee equity program. The decrease in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily attributable to lower expenses in connection with our equity programs and professional fees, partially offset by higher facility-related expense, depreciation and amortization of property and equipment, and insurance.

Acquisition-related and other expenses include those expenses related to acquisitions and other significant transactions that we would otherwise not have incurred, and include professional and services fees, such as legal, audit, consulting, paying agent and other fees. Our acquisition-related and other expense in the three and nine months ended September 30, 2023 primarily related to our acquisitions and professional fees incurred to obtain the Credit Agreement (as described below). Our acquisition-related and other expenses in the three and nine months ended September 30, 2022 primarily related to the Kind Acquisition and the listing of our common stock on the Canadian Securities Exchange.

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

Our net interest expense increased $2.2 million and $6.8 million in the three and nine months ended September 30, 2023, respectively, compared to the same prior year periods, primarily due to interest for the Credit Agreement (as described below) and expense related to the fair value adjustment to notes payable in connection with our early repayment of the notes payable for the Kind Acquisition.

We reported net other expense of $0.6 million and $1.6 million in the three and nine months ended September 30, 2023. The expense for the three months ended September 30, 2023 primarily relates to a $0.7 million term loan payment that we initiated to an account provided in a forged email we received. We were initially advised by the recipient's bank (Chase Bank) that we had identified the problem before the payment was delivered to the account identified by the email, and that the funds were being held by the bank pending its completion of an internal investigation. That investigation is still ongoing, and the bank has since indicated that the funds were delivered to the fraudulent recipient's account. We are awaiting receipt of a formal response from the bank with the results of its investigation and continue to pursue all channels through our bank to recover these funds. In addition, we initiated, and are pursuing, a claim under our cybersecurity insurance coverage to recover this amount. We reduced our cash balance and included this amount as a component of Other (expense), net, in our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023. If these funds are recovered, either as a result of the bank returning them or recovery under our insurance claim, we will reverse the expense. We have implemented additional safeguards to protect ourselves from future fraudulent activity; please see Part II, Item 1A. Risk Factors for further information. In addition to the aforementioned payment, the amount for the nine months ended September 30, 2023 also includes the write-off of assets in the first quarter of 2023 in connection with our decision to cancel our plans to expand into Nevada. We reported net other expense of $0.3 million in the three months ended September 30, 2022, primarily comprised of losses from the change in the fair value of our investments. We recorded nominal net other income in the nine months ended September 30, 2022, comprised of $1.0 million of non-cash income from the sale of an investment, virtually offset by a $0.9 million loss from the change in fair value of other investments.

Income Tax Provision

We recorded income tax provisions of $8.9 million and $7.9 million in the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of $13.3 million and $9.7 million at September 30, 2023 and December 31, 2022, respectively. In addition to the discussions below of our cash flows from operating, investing, and financing activities, please also see our discussion of non-GAAP Adjusted EBITDA in the section “Non-GAAP Measurement” below, which discusses an additional financial measure not defined by GAAP which our management also uses to measure our liquidity.

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

Principal, Security, Interest and Prepayments

The Credit Agreement provides for $35.0 million in principal borrowings at our option in the aggregate and further provides the Borrowers with the right, subject to customary conditions, to request an additional incremental term loan in the aggregate principal amount of up to $30.0 million; provided that the Lenders elect to fund such incremental term loan. $30.0 million of loan principal was funded at the initial closing and we had the option, during the six-month period following the initial closing, to draw down an additional $5.0 million, which we did not elect to do. The loans require scheduled amortization payments of 1.0% of the principal amount outstanding under the Credit Agreement per month commencing in May 2023, and the remaining principal balance is due in full on January 24, 2026, subject to extension to January 24, 2028 under certain circumstances.

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

The Credit Agreement also includes customary negative covenants limiting our ability to incur additional indebtedness and grant liens that are otherwise not permitted, among others. Additionally, the Credit Agreement requires us to meet certain financial tests. At September 30, 2023, we were in compliance with the covenants of the Credit Agreement.

Warrant Issuance

The Credit Agreement provided for 30% warrant coverage against amounts funded under the facility, priced at a 20% premium to the trailing 20-day average price on the closing date of each such funding. At the initial closing, upon funding of the initial $30.0 million under the facility, we issued to the Lenders warrants to purchase an aggregate of 19,148,936 shares of our common stock at $0.47 per share, exercisable for a five-year period following issuance.

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

Our operating activities provided $4.7 million and $5.6 million of cash in the nine months ended September 30, 2023 and 2022, respectively. The change in cash from operating activities in the current year period compared to the prior year was primarily attributable to higher costs and operating expenses driven by our continued focus on increasing and expanding our sales activities, facilities and footprint both in the states where we currently operate and into other states. These higher costs primarily relate to personnel, cultivation/manufacturing and facility expenses.

Cash Flows from Investing Activities

Our investing activities used $19.6 million and $23.7 million of cash in the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, we used $14.7 million of cash for capital expenditures, $3.0 million as part of the purchase consideration for the Ermont Acquisition, $0.6 million for purchases of cannabis licenses, $0.3 million for advances toward future business acquisitions, and $0.2 million for the purchases of certain investments. We also issued $0.9 million of notes receivable to a cannabis-licensed client. During the nine months ended September 30, 2022, we used $12.7 million of cash in the aggregate for purchase consideration in connection with the Kind Acquisition and the Green Growth Acquisition, $10.0 million for capital expenditures, $0.8 million for advances toward future business acquisitions and $0.3 million for purchases of cannabis licenses. These payments were partially offset by $0.1 million of proceeds from notes receivable.

Cash Flows from Financing Activities

Our financing activities provided $18.5 million of cash in the nine months ended September 30, 2023 and used $0.4 million of cash in the nine months ended September 30, 2022. We received proceeds of $29.1 million from the Credit Agreement, of which we used $5.5 million to repay in full the notes previously issued to the sellers of Kind as part of the purchase consideration for the Kind Acquisition in April 2022. Excluding the aforementioned repayment of the notes in connection with the Kind Acquisition, we made $1.3 million of aggregate principal payments on our outstanding mortgages and promissory notes, including the repayment in full in May 2023 of our mortgage with South Porte Bank. We also paid $1.8 million for third-party debt issuance costs in connection with the Credit Agreement, and made $1.5 million of payments toward the outstanding balance of the Credit Agreement, $0.5 million of principal payments of finance leases, and $0.1 million of distribution payments. During the nine months ended September 30, 2022, we paid $2.0 million to redeem the outstanding minority interests in one of our majority-owned subsidiaries in June 2022, made $1.0 million of aggregate principal payments on our outstanding mortgages and notes payable, made $0.2 million of distribution payments and made $0.2 million of finance lease principal payments. These amounts were partially offset by $3.0 million of proceeds from a mortgage.

Based on our current expectations, we believe our current cash and future funding opportunities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at September 30, 2023, and our ability to raise additional cash through financing activities. We anticipate devoting substantial capital resources to continue our efforts to execute our strategic growth plan as described above.

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

Reconciliation of Income from Operations to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles income from operations to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

GAAP Income from operations	$3,292	$5,736	$11,974	$17,280
Depreciation and amortization of property and equipment	1,591	917	3,838	2,469
Amortization of acquired intangible assets	844	429	2,181	854
Stock-based compensation	296	1,372	801	6,396
Acquisition-related and other	32	143	647	897
Adjusted EBITDA	$6,055	$8,597	$19,441	$27,896

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2023 (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There has been no material change to the status of the Company’s previously reported legal proceedings.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information contained in this item pursuant to Regulation S-K. However, information regarding the Company’s risk factors appears in Part I, Item 1A. of its Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"). These risk factors describe some of the assumptions, risks, uncertainties, and other factors that could adversely affect the Company’s business or that could otherwise result in changes that differ materially from management’s expectations. Other than as set forth hereinbelow, there have been no material changes to the risk factors contained in the Annual Report.

The occurrence of cybersecurity incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers, could negatively impact our business by causing a financial loss, significant disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business, financial condition and results of operations.

In September 2023, we experienced a cybersecurity incident resulting from a fraudulent email sent to our finance department which resulted in our initiating a $0.7 million electronic payment to a fraudulent bank account. We are awaiting receipt of a formal response from the recipient's bank (Chase Bank) following its investigation into this matter and we are pursuing all channels through our bank to recover these funds. We have also initiated, and are pursuing, a claim under our cybersecurity insurance coverage to recover this amount. Despite our ongoing efforts, there is no assurance that we will recover this amount. As a result of this incident, we immediately launched an internal investigation, and engaged a cybersecurity consultant to fully assess the incident and recommend remediation measures.

As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any security vulnerabilities. While we have implemented the remediation measures recommended by our cybersecurity consultant, such measures may not prevent all such events in the future. We will continually assess cybersecurity threats and make investments to increase internal protection, detection, and response capabilities to address this risk. To date, other than the incident described above, we have not experienced any material impact to our financial condition, business or operations resulting from cybersecurity attacks. However, because of the frequently changing attack techniques, along with the increasing volume and sophistication of the attacks, there is the potential for us to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial losses and costs, all of which could negatively impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2023, the Company issued unregistered securities as described below:

•3,921,670 shares of common stock issued to convert 784,334 shares of Series C convertible preferred stock to common stock; and
•5,530 shares of restricted common stock with an aggregate fair value of approximately $2,200 issued under a royalty agreement.

The issuance of the shares of common stock described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon Sections 4(a)(2) and/or 4(a)(5) of the Securities Act. A legend restricting the sale, transfer, or other disposition of the shares of restricted common stock other than in compliance with the Securities Act was placed on the shares of restricted common stock issued in the foregoing transactions.

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
10.1
Omnibus Agreement, dated July 1, 2023, by and between MariMed Inc., MariMed Advisors Inc., MIA Development LLC, and First State Compassion Center, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on August 4, 2023 with the SEC).

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive and Financial Officer
32.1 **	Section 1350 Certification of Chief Executive and Financial Officer
101.INS XBRL *	Instance Document
101.SCH XBRL *	Taxonomy Extension Schema
101.CAL XBRL *	Taxonomy Extension Calculation Linkbase
101.DEF XBRL *	Taxonomy Extension Definition Linkbase
101.LAB XBRL *	Taxonomy Extension Label Linkbase
101.PRE XBRL *	Taxonomy Extension Presentation Linkbase
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2023

MARIMED INC.

By:	/s/ Jon R. Levine
Jon R. Levine
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial Officer)