Form 10-K
period 2023-12-31
MARIMED INC.
filed 2024-03-07
CIK 1522767

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Common Stock, $0.001 par value
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
☒ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $110.4 million.
At March 1, 2024, the issuer had outstanding 375,129,966 shares of Common Stock, par value $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These statements involve risks and uncertainties, and our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which the Company indicates by words or phrases such as “anticipate,” “expect,” “estimate,” “could,” “should,” “would,” “project,” “predict,” “intend,” “plan,” “will,” “believe,” and similar language, including those set forth in the discussion under “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Annual Report on Form 10-K. The Company bases its forward-looking statements on information currently available to it, and the Company believes that the assumption and expectations reflected in such forward-looking statements are reasonable. The Company assumes no obligation to revise or update any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

Unless expressly indicated or the context requires otherwise, the terms "MariMed", "company", "we", "us", "our", and "Company" in this document refer to MariMed Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

PART I
Item 1. Business

Company Overview

We are a multi-state cannabis operator in the United States, headquartered in Norwood, Massachusetts, dedicated to improving lives every day through our high-quality products, our actions, and our values. We develop, own, and manage seed to sale state-licensed, state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of medicinal and adult-use cannabis. We have created and continue to develop our own brands of premium cannabis flower, concentrates, edibles, and other precision-dosed products utilizing our proprietary strains and formulations. We also license our proprietary brands, along with other top cannabis products, in domestic markets.

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

In 2018, we made the strategic decision to transition from an advisory business to a direct owner and operator of cannabis licenses in high-growth states. Key to this transition was the acquisition and consolidation of our clients for whom we had played a key role in their success, including securing their cannabis licenses, developing facilities that are models of excellence, funding their operations, and providing operational and corporate guidance. We have successfully acquired and integrated certain client businesses in several states and believe that our prior experience in managing these businesses has provided us with the skills and expertise required to manage the continuing growth of these operations.

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

Today, we operate state-of-the-art, regulatory compliant cannabis cultivation and processing facilities that grow and manufacture our proprietary, high quality, branded cannabis consumer products. We distribute our products via the wholesale market to hundreds of dispensaries operated by other cannabis license holders. We also operate our own dispensaries, which are recognized for their excellent customer service and product selection. Revenue is generated at these dispensaries through the sales of our own products and those marketed by other cannabis license holders.

We utilize dedicated sales teams to sell our products to wholesale buyers representing the dispensaries operated by other cannabis license holders. Customers at our own dispensaries purchase cannabis for, among other reasons, the relief of pain and stress, to promote better sleep, and to address other health and wellness needs. We deploy a variety of marketing strategies to drive the sales of our products, including customer loyalty programs, digital advertising, in-store displays and public relations.

We generate additional revenue from licensing, management fees, and real estate income. This revenue accounted for approximately 3% and 6% of our total revenue in the years ended December 31, 2023 and 2022, respectively. This revenue has declined in recent years as we have acquired and consolidated the client businesses that had previously paid us licensing, management, and facility rental fees.

Our Strategic Growth Plan

We continue to focus on executing our strategic growth plan, with priority on activities that include the following:

•completing the acquisition and consolidation of the client cannabis businesses the Company developed, managed, and advised prior to becoming a seed to sale multi-state operator. There is one remaining client business that MariMed continues to manage and intends to acquire, Delaware operator First State Compassion Center

("FSCC"). Delaware's current cannabis regulations prevent such an acquisition.
•increasing revenue organically in states where we currently do business by developing additional assets and increasing our product distribution within those states;
•expanding our footprint into high-growth legal cannabis states through new license applications and/or acquisitions of existing cannabis businesses; and
•increasing product brand revenue by introducing new, innovative products that consumers want, expanding our award-winning brands to include new effects or to fill additional need-state opportunities, and by identifying qualified licensing partners that will expand our distribution into new markets.

In November 2023 we announced the closing of a $58.7 million secured credit facility with a United States chartered bank at a lower rate relative to both our previous outstanding debt with Chicago Atlantic Admin, LLC (“Chicago Atlantic”) and recent transactions announced by other cannabis companies. This debt refinancing enabled us to pay off our term loan with Chicago Atlantic, pay off the mortgage on our New Bedford and Middleborough, Massachusetts facilities with Bank of New England, and reduce the principal outstanding on the note we issued to the sellers in connection with our acquisition of the operating assets of Ermont, Inc. Our new credit facility has allowed us to unencumber our operating assets in Illinois, Ohio, and Delaware, as well as our branded products, providing additional levers for future loans at attractive rates if we choose to increase our borrowings. Additionally, the credit facility bolsters our ability to continue to execute our strategic plan, particularly as it relates to growing the Company through mergers and acquisitions.

Our Competitive Strengths

We believe that our strengths in the following areas provide us with certain competitive advantages and the tools necessary to successfully implement our strategic plans:

Experienced Management

Our management is one of the most experienced and longest tenured in the cannabis industry. Several of our executive team members, including our President and Chief Executive Officer, our Chief Operating Officer, and our Chief Revenue Officer, have each worked in the industry for a decade or more. Our leadership team has achieved considerable success creating and growing businesses in the industry by successfully applying for cannabis licenses, overseeing the development of cannabis operations and facilities, raising capital to purchase and develop facilities, and conducting operations in adherence with regulations established by individual state governments, including all environmental and social governance requirements. The strength of our executive team is further enhanced by other members who have significant senior management experience and expertise working in the beer and alcohol, retail, consumer products, and marketing industries.

Craft Cannabis at Scale

We own an expansive library of world-class genetics and utilize a hands-on “craft cultivation” approach, blended with the latest technologies, to grow high-quality cannabis flower and create premium infused cannabis products. Every one of our plants is individually cared for by our trained staff and grown in dedicated rooms featuring customized HVAC, lighting, and nutrients that are designed for growing particular flower strains consistently. At a time when price compression in many cannabis markets has become a challenge for licensed operators, our proprietary approach to cultivation, curing, and processing has enabled us to continue to sell our products at higher price points than most wholesale competitors.

Exceptional Retail Customer Service

We believe today’s cannabis consumer seeks a shopping experience that is comfortable, educational, and easy. Our dispensaries are models of excellence in this regard. We carefully curate a menu of the highest quality brands and products, and merchandise them in beautifully designed, upscale environments. We invest in budtender and retail personnel training, as well as product programming displayed on in-store monitors to help deliver exceptional customer service throughout the shopping experience. In Massachusetts and Delaware, we complement our in-store operations with a home delivery option. We intend to do the same in other markets once permitted by state regulations.

Technological and Scientific Innovation

We are diligent in identifying and reviewing the latest science and processes applicable to the cultivation, distillation, production, packaging, securing, and distribution of cannabis and cannabis-infused products. We have obtained the highest quality cannabis strains and genetics to use in both our existing products and our new product development. We utilize proven consumer products goods (“CPG”) research and development methodologies and proprietary processing techniques to create innovative products that fill gaps in the marketplace and ensure consistency from market to market.

Portfolio of Proprietary, Premium Brands

We have developed unique premium brands of precision-dosed cannabis-infused products, which are currently distributed in cannabis-legal states. Our products are available in the most popular consumption formats, including whole flower, pre-rolled flower, vape cartridges, concentrates, and edibles. We intend to continue expanding our brand portfolio to meet the effects that today’s cannabis consumers seek.

Our portfolio includes several award-winning brands that are among the top sellers in markets where they are available. They include:

•Nature’s Heritage™, a premium brand of cannabis flower and concentrates;
•Betty’s Eddies™, cannabis-, supplement-, and nutrient-infused fruit chews that deliver better sleep, pain relief, stress relief, and more. The Betty’s Eddies line also includes a limited collection of cannabis infused ice creams created in partnership with ice cream brand Emack & Bolio’s®;
•Bubby’s Baked™, soft and chewy baked goods and a hot chocolate mix;
•Vibations™, a cannabis-infused hydrating drink mix for discrete, on-the-go consumption;
•Kalm Fusion™ and K Fusion™, chewable cannabis-infused mint tablets; and
•InHouse™, a value-priced brand of flower, vapes, and edibles.

Current and Pending Operations

During the past several years, we have invested in our own operating facilities, applied for and secured new licenses, and acquired new assets to strengthen and expand our brand portfolio and our retail and wholesale networks. We currently hold a total of 23 cannabis licenses in six states. We believe our investment and expansion initiatives will enable us to capture additional market share and provide us with a stronger presence in the states where we conduct business.

We believe that operating as a fully vertical, seed to sale cannabis company provides us the greatest opportunity to maximize revenue and profits in each state where we operate. To date, we are fully vertical through businesses we either own or manage in Illinois, Maryland, Massachusetts, and Delaware.

Our current and pending operations are as follows:

Massachusetts

Massachusetts operates both adult-use and medical cannabis programs. According to the Massachusetts Cannabis Control Commission (the "CCC"), the state’s cannabis market was expected to total nearly $1.8 billion in sales in 2023, a number that is expected to increase to $2.6 billion by 2025 (source: MJ Biz Factbook).

We operate three Panacea Wellness-branded dispensaries in the Boston area:
•a dispensary in Middleborough that is licensed for both medical and adult-use cannabis sales;
•an adult-use dispensary in Beverly that opened in 2023; and
•a medical dispensary in Quincy, for which we have applied to also conduct adult-use cannabis sales.

The Quincy dispensary was the result of the March 2023 acquisition of the operating assets of vertical cannabis operator Ermont, Inc. ("Ermont"). The acquisition and subsequent re-branding of the dispensary substantially completed our expansion to the maximum allowable by state regulations.

Our three retail stores are easily accessible to all cannabis consumers in eastern Massachusetts. We increased access further by introducing home delivery as the result of our April 2023 investment in Artis LLC (d/b/a Little Dog Delivery).

We also operate a 70,000 square foot cultivation and production facility in New Bedford, as well as an approximately 6,700 square foot grow facility in Quincy. We intend to expand the facility in New Bedford to increase our production capacity to meet the high demand for our products. Our Nature’s Heritage flower and concentrates brand, for example, is among the top selling brands in the state, and we regularly sell out of our available inventory.

Illinois

Illinois operates both adult-use and medical cannabis programs. According to the Illinois Department of Financial and Professional Regulation, the state reported $1.9 billion in total legal cannabis sales in 2023. With a population of nearly 13 million, Illinois is one of the largest, fastest-growing cannabis markets in the United States.

We operate five Thrive-branded dispensaries in the state, including an adult-use dispensary in Metropolis, near the Kentucky border, an adult-use dispensary in Casey, near the Indiana border, and an adult-use dispensary in Mt. Vernon. We also operate dispensaries in Anna and Harrisburg that each serve both medical and adult-use customers. These five locations provide easy access for most residents in southern Illinois and surrounding states, including Missouri, Kentucky, Indiana and Tennessee.

In December 2023, we completed construction of and received regulatory approval to commence operations of our processing facility in Mt. Vernon. We expect to receive final approval for cultivation in the Mt. Vernon facility in mid-2024, at which time our Illinois operations will be fully vertical. The facility is housed in a building that we acquired following the 2022 acquisition of a craft cultivation wholesale license. We began selling certain of our award-winning branded edibles products and InHouse vape products in our own dispensaries and in certain other dispensaries in the state during the final weeks of 2023. We expect to significantly increase distribution of our core products throughout the state in 2024, including our Nature’s Heritage flower and concentrates brand.

Maryland

Maryland’s successful medical cannabis program expanded to include adult-use sales on July 1, 2023. According to the Maryland Cannabis Administration, the state reported $787 million in medical and adult-use cannabis sales in 2023, positioning it among the top legal cannabis markets in the United States.

Following our acquisition of our client, Kind Therapeutics USA Inc. (“Kind”) in April 2022, we became fully vertical in Maryland. We operate a 180,000-square foot cultivation and processing facility in Hagerstown which produces and distributes all of our premium branded cannabis flower, concentrates, vapes, and edibles. In 2023 we began an expansion of the facility to increase our cultivation capacity by nearly 17,000 square feet to meet the increased demand for all of our products.

We also operate a Thrive-branded medical and adult-use dispensary in Annapolis, which commenced operations in October 2022.

Delaware

Delaware’s medical cannabis program has approximately 17,000 registered patients, according to the Delaware Department of Health and Social Services 2023 annual report. It became the 22nd state to legalize recreational cannabis in 2023 and adult-use sales are expected to commence in late 2024.

We provide comprehensive management and real estate services to First State Compassion Center (“FSCC”), our longstanding client in Delaware. We were instrumental in helping FSCC obtain Delaware’s first-ever seed to sale medical cannabis license in 2014. Today, FSCC operates under two of only eleven cannabis licenses in the state.

We developed and currently lease to FSCC a number of facilities in the state, including:

•a cultivation facility, production kitchen, and dispensary in Wilmington;
•a cultivation facility in Milford; and
•a dispensary in Lewes.

FSCC licenses and distributes a selection of our top selling edibles brands in the state.

Missouri

Missouri operates a successful medical cannabis program, which expanded to include adult-use sales in February 2023 following a November 2022 ballot referendum. According to the Missouri Department of Health and Senior Services, $1.3 billion worth of legal cannabis was sold in Missouri in 2023.

As the result of a management contract that we announced in September 2022, we expect to distribute our award-winning portfolio of cannabis-infused edibles in Missouri beginning in 2024. We plan to produce our branded products at a recently constructed production kitchen that we will own and operate. We have entered into an agreement to obtain all requisite approvals from the State of Missouri, which we expect to occur in 2024.

Ohio

Ohio operates a successful medical cannabis program. In November 2023, Ohio citizens approved a measure to legalize adult-use cannabis sales, which are anticipated to begin in 2024. BDSA, a leading provider of market intelligence for the cannabis industry, estimates that total cannabis sales in Ohio will reach $802 million in 2025.

We expect that our Thrive-branded medical cannabis dispensary in Tiffin, which we opened in 2023, will achieve expanded sales from the new adult-use program.

Recent Developments

We have had several recent developments since December 31, 2023 that we believe are critical to the implementation of our strategic growth plan:

•On February 26, 2024, we received our Certificate of Occupancy from the Illinois Cannabis Control Commission to commence operations in our permanent brick-and-mortar facility for our Casey, Illinois adult-use dispensary. We anticipate transition from our temporary facility at the same location and commencing operations in the new facility during the first quarter of 2024.
•On February 1, 2024, we entered into an agreement to acquire the medical cannabis retail license and certain assets of Our Community Wellness & Compassionate Care Center, Inc. ("Medleaf") in Prince George's County, Maryland in exchange for $5.25 million, adjusted for certain items. The purchase consideration is comprised of $2.0 million of cash in the aggregate, a $2.0 million note to be issued to the sellers of Medleaf (the "Medleaf Sellers") at the time of closing, and shares of our common stock with a fair value of $1.25 million based on a formulaic calculation, to be issued at the time of closing. As of the date of this report, we have made advance payments to the Medleaf Sellers totaling $0.5 million. Completion of the acquisition is dependent upon certain conditions, including regulatory approval of the acquisition. We expect this acquisition to be completed in 2024; however, there is no assurance that the required regulatory approvals will be obtained.
Competition

In the markets where we currently operate, we compete against other fully vertical multi-state operators (“MSOs”). We believe that our experience in building our business organically from the ground up is a key factor that differentiates us from the majority of other MSOs. We successfully developed and managed our clients' businesses, which we subsequently acquired and consolidated, created our own brands and branded products, and have retained our core management team since inception. While other MSOs have raised significantly more capital, they have generally acquired licensed businesses from sellers with whom they had no prior direct operating relationship. We believe our approach is significantly more cost-efficient, carries less risks, and results in a more seamless integration of processes, personnel, operating philosophies, and culture.

In addition to MSOs, we face competition from companies of varying sizes and geographic reach. Some, called Single State Operators, are fully vertical in just one state, others focus solely on producing and selling similar products and others solely operate dispensaries and sell the goods of other businesses. Some of our competitors that create and sell their own products have offerings that are on par with those we offer. We believe that by utilizing our own best practices and operational expertise, we are able to produce premium cannabis products at one of the lowest cost structures in the industry, which enables us to remain competitive in our markets. However, our sales could decline significantly if our competitors develop and market products that are more effective, more convenient, or less expensive than our products.

As cannabis products become more mainstream and gain greater acceptance, it is likely that larger and more established companies with greater available resources, including name recognition and national distribution networks, will enter the market. However, we believe that there are many barriers to entry, and to duplicate our licenses, knowledge, and facilities would be costly and time-consuming. We have upgraded our marketing efforts to expand branding and distribution, as well as implemented home delivery, where permissible, and other business strategies developed by more conventional industries. As a result, we have successfully increased both the number of retail transactions and the average amount of sales underlying those transactions. We have also developed a loyal customer base at our retail locations and improved product visibility and sales of our proprietary portfolio of cannabis products.

Intellectual Property

We own registered trademarks for Betty’s Eddies and Nature’s Heritage and are pursuing registration of the Bubby’s Baked, InHouse, K Fusion, Kalm Fusion, and Vibations trademarks with the United States Patent and Trademark Office.

Our proprietary processing and manufacturing techniques and technologies, while not patented, are kept strictly confidential. We enter into and enforce confidentiality agreements with key employees and consultants to protect our intellectual property, trade secrets, and general know-how.

Our Employees

At December 31, 2023, we had a total of 721 employees, of which 643 were full-time, plus an additional 99 employees, primarily full-time, who are employed by our managed cannabis-licensed client.

Website Access to Company Reports

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and all amendments to those reports are available free of charge on the Company’s website at www.marimedinc.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC, or as filed with the Canadian securities regulatory authorities on the SEDAR website.

In addition, copies of our annual report will be made available, free of charge, on written request.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and they should be carefully considered. Accordingly, in evaluating our business, and a potential investment in our shares, we encourage you to consider the following discussion of risk factors in its entirety in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the United States Securities and Exchange Commission (“SEC”). Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to the Industry in Which We Operate

Cannabis remains illegal under United States federal law.

In the United States, cannabis is largely regulated at the state level. Each state in which we operate or that we are currently proposing to operate authorizes, as applicable, medical and/or adult use cannabis production and distribution by licensed or registered entities. More than 40 states have legalized cannabis in some form. However, under United States federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia are illegal, and any such acts are criminalized under the Controlled Substances Act, as amended, which we refer to as the “CSA.” Cannabis remains illegal under United States federal law and is considered a Schedule I controlled substance under the CSA. As a result, cannabis is deemed to have a high potential for abuse and is not approved or accepted for medical use.

The concepts of “medical cannabis,” “retail cannabis” and “adult-use cannabis” do not exist under United States federal law. While we believe that our business activities are compliant with applicable state and local laws, strict compliance with state and local cannabis laws would not provide a defense to any federal proceeding that may be brought against us. The enforcement of applicable United States federal laws poses a significant risk to us.

Violations of any United States federal laws and regulations could result in significant fines, penalties, administrative sanctions, or settlements arising from civil proceedings conducted either by the United States federal government or private citizens. We may also be subject to criminal charges under the CSA and, if convicted, could face a variety of penalties including, but not limited to, disgorgement of profits, cessation of business activities, or divestiture. Any of these penalties could have a material adverse effect on our reputation and ability to conduct our business, our holding (directly or indirectly) of medical and adult-use cannabis licenses in the United States; our financial position; operating results; profitability; liquidity; or the market price of our publicly-traded shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation, settlement, or trial of any such proceedings or charges, and such time or resources could be substantial.

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

We operate in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.

Our business and activities are heavily regulated in all jurisdictions where we conduct business. Our operations are subject to various laws, regulations and guidelines by state and local governmental authorities relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis and cannabis oil, and also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services. Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the manufacture, production, storage, transportation, sale, import and export, as applicable, of our products. The commercial cannabis industry is still a new industry at the state and local level. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition. Any failure to comply with the regulatory requirements applicable to our operations may lead to possible sanctions including the revocation or imposition of additional conditions on licenses to operate our business; the suspension or expulsion from a particular market or jurisdiction or of our key personnel; the imposition of additional or more stringent inspection, testing and reporting requirements; and the imposition of fines and censures. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase compliance costs or give rise to material liabilities and/or revocation of our licenses and other permits, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, governmental authorities may change their administration, application or enforcement procedures at any time, which may adversely impact our ongoing costs relating to regulatory compliance. Maintaining compliance with complex and ever-changing regulations, including sometimes unclear regulations and laws, can be a difficult task, and a materially compliant business can be found in violation of one or more laws, rules or regulations while remaining materially or substantially compliant with applicable state cannabis laws.

The re-classification of cannabis or changes in United States controlled substance laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.

If cannabis is re-classified as a Schedule II or lower controlled substance under the CSA, the ability to conduct research on the medical benefits of cannabis would most likely be more accessible. However, if cannabis is re-categorized as a Schedule II or lower controlled substance, the resulting re-classification would result in the need for approval by the United States Food and Drug Administration, or “FDA,” if medical claims are made about our medical cannabis products. Moreover, any such reclassification could result in a significant degree of regulation relating to the manufacture, importation, exportation, domestic distribution, storage, sale, and use of such products by the United States Drug Enforcement Administration, or the “DEA.” If so, we may be required to be registered to perform these activities and have the security, control, recordkeeping, reporting, and inventory mechanisms required by the DEA to prevent drug loss and diversion. Obtaining the necessary registrations may result in the delay in the manufacturing or distribution of our products. The DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance could have a material adverse effect on our business, financial condition, and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend, or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

Potential regulation by the FDA could have a material adverse effect on our business, financial condition, and results of operations.

If the United States federal government legalizes cannabis, it is possible that the FDA would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Moreover, the FDA may issue rules and regulations, including good manufacturing practices related to the growth, cultivation, harvesting, and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety of our medical cannabis products. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the agency and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact on the cannabis industry is uncertain and could include the imposition of new costs, requirements, and prohibitions. If we are unable to comply with the regulations and/or registration as required by the FDA, it may have an adverse effect on our business, operating results, and financial condition.

As a cannabis business, we are subject to certain tax provisions that have a material adverse effect on our business, financial condition, and results of operations.

Under Section 280E of the United States Internal Revenue Code of 1986, or the “IRC,” “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities that comprise such trade or business) consists of trafficking in controlled substances within the meaning of Schedule I and II of the Controlled Substances Act, which is prohibited by federal law or the law of any state in which such trade or business is conducted,” This provision has been applied by the United States Internal Revenue Service, or the “IRS,” to cannabis operations, prohibiting them from deducting expenses directly associated with cannabis businesses. Section 280E may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations. Section 280E and related IRS enforcement activity has had a significant impact on the operations of cannabis companies. Accordingly, an otherwise profitable business may, in fact, operate at a loss, after taking into account its United States income tax expenses.

As a cannabis business, we may lack access to United States bankruptcy protections.

Many courts have denied cannabis businesses bankruptcy protections because the use of cannabis is illegal under federal law. In the event of a bankruptcy, it would be very difficult for lenders to recoup their investments in the cannabis industry. If the Company were to experience a bankruptcy, there is no guarantee that United States federal bankruptcy protections would be available to us, which would have a material adverse effect on us.

Cannabis businesses may be subject to civil asset forfeiture.

Any property owned by participants in the cannabis industry used in the course of conducting such business, or that is the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture because of the illegality of the cannabis industry under federal law. Even if the owner of the property is never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.

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

We face competition from companies that may have greater capitalization, access to public equity markets, more experienced management or more maturity as a business. The vast majority of both manufacturing and retail competitors in the cannabis market consists of localized businesses (those doing business in a single state) as well as multistate operators, with which we compete directly. Aside from this direct competition, out-of-state operators that are capitalized well enough to enter markets through acquisitions are also part of the competitive landscape. As we plan to grow our business, operators in future state markets will inevitably become direct competitors. We are likely to continue to face increasing and intense competition from these companies. Moreover, acquisitions and other consolidating transactions could harm us in a number of ways, including losing customers, revenue and market share, or forcing us to expend greater resources to meet new or additional competitive threats all of which could harm our operating results. Increased competition by larger and better financed competitors could materially and adversely impact our business, financial condition and results of operations. Such competition could also intensify and place downward pressure on retail prices of our products and services, which could negatively impact our profitability.

If the number of users of adult-use and medical marijuana in the United States increases, the demand for products will increase. As a result, we believe that competition could become more intense as current and future competitors begin to offer an increasing number of diversified products to respond to such increased demand. To remain competitive, we will need to continue to invest in research and development, marketing, sales, and client support. We may not have sufficient resources to maintain sufficient levels of investment in these areas to remain competitive, which could materially and adversely affect our business, financial condition, and results of operations.

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

As discussed above, the use of cannabis is illegal under United States federal law. Therefore, there are banks that will not accept for deposit funds from the sale of cannabis and may choose not to do business with the us. While there is pending legislation in the United States Senate that will allow banks to transact business with state-authorized medical cannabis businesses, there can be no assurance his legislation will be successful, that banks will decide to do business with medical cannabis retailers, or that in the absence of legislation state and federal banking regulators will not create issues on banks handling funds generated from an activity that is illegal under federal law. Notwithstanding, we have been able to secure state-chartered banks that are in compliance with federal law and provide certain banking services to companies in the cannabis industry. Our inability to open accounts in our target market and otherwise use the service of banks may make it difficult for us to operate in those markets.

We may be subject to constraints on and differences in marketing our products under varying state laws.

Certain of the states in which we operate have enacted strict regulations regarding marketing and sales activities on cannabis products. There may be restrictions on sales and marketing activities imposed by government regulatory bodies that could hinder the development of our business and operating results. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging, and labeling regulations also vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. The regulatory environment in the United States limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased pricing of our products, our sales and operating results could be adversely affected.

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

Our insurance coverage may be inadequate to cover all significant risk exposures.

We are exposed to liabilities that are unique to the products and services we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties in our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. Due to the nature of our business, we may have difficulty obtaining insurance because, compared to non-cannabis industries, (i) there are only a limited number of insurers willing to insure companies involved in the cannabis industry, (ii) there are fewer insurance products available to companies involved in the cannabis industry, (iii) insurance coverage generally is more expensive for companies involved in the cannabis industry, and (iv) available insurers, insurance products, and cost of coverage fluctuates frequently. Failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our prospects, business, financial condition and results of operations. We do not maintain business interruption insurance for most of our properties and operations. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

It may be difficult to evaluate us based on our past performance because we are transitioning our business into that of an owner of cannabis licenses and an operator of cannabis operations.

We have been actively engaged in the cannabis industry as an MSO for a relatively short period of time and, accordingly, have only limited financial results on which it can be evaluated. In addition, the components of our revenue and costs are changing as we continue to move away from a fee-based-only business to a multi-state seed to sale operation. We are subject to, and must be successful in addressing, the risks typically encountered by companies operating in the rapidly evolving cannabis marketplace, including those risks relating to:
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

Our ability to raise additional capital and finance our expansion plan will be subject to contractual restrictions in instruments governing our indebtedness, including our Needham Bank credit facility. The contractual restrictions in the instrument governing such loan include restrictive covenants that limit our discretion with respect to certain business matters. These covenants place restrictions on, among other things, our ability to create liens or other encumbrances, to pay distributions, or to make certain other payments, and to sell or otherwise dispose of certain assets. A failure to comply with such obligations could result in a default, which, if not cured or waived, could permit acceleration of the relevant indebtedness. These restrictions could impair our ability to obtain additional financing for working capital, capital expenditures, or acquisitions; and all or part of our cash flow from operations may be dedicated to the payment of the principal of, and interest on, our indebtedness, thereby reducing funds available for operations. These factors may adversely affect our cash flow. If we are unable to satisfy our debt obligations due to insufficient cash flow or if we cannot refinance our indebtedness on commercially reasonable terms or at all, then our business, results of operations, and financial condition could be materially adversely affected.

Anti-Money Laundering Laws in the United States may limit access to funds from banks and other financial institutions.

In February 2014, the Financial Crimes Enforcement Network, or “FinCEN,” bureau of the United States Treasury Department issued guidance, which is not law, with respect to financial institutions providing banking services to cannabis businesses, including burdensome due diligence expectations and reporting requirements. While the guidance advised prosecutors not to focus their enforcement efforts on banks or other financial institutions that serve marijuana-related businesses, so long as they meet certain conditions, this guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the United States Department of Justice, or the “DOJ,” FinCEN, or other federal regulators. As a result of this guidance and the fact that such guidance may be amended or revoked at any time, most banks and other financial institutions have not been willing to provide banking services to cannabis-related businesses. Additionally, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. Accordingly, we may have only limited access to banking or other financial services in the United States and may have to rely solely upon state-chartered banks. If we are unable or limited in our ability to open or maintain bank accounts, obtain other banking services, or accept credit card and debit card payments, it may be difficult for us to operate and conduct our business as planned. While we are actively pursuing alternatives that ensure our operations will continue to be compliant with the FinCEN guidance, including requirements related to disclosures about cash management and United States federal tax reporting, we may not be able to meet all applicable requirements.

We are highly dependent upon certain key personnel.

The success of the Company’s business is currently dependent, in large part, on key managerial personnel, including Messrs. Jon R. Levine and Timothy Shaw, the Company’s chief executive officer and chief operating officer, respectively. Moreover, our anticipated growth may require additional expertise and the addition of new qualified personnel. Qualified individuals within the cannabis industry are in high demand and we may incur significant costs to attract and retain qualified managerial personnel, or be unable to attract or retain personnel necessary to operate or expand our business. The loss of the services of existing personnel or our failure to recruit additional key managerial personnel in a timely manner, or at all, could have a material adverse effect on our business and our ability to manage day-to-day operations, attract collaboration partners, attract and retain other employees, and generate revenue. Any inability to attract and retain qualified management and other key personnel could have a material adverse effect on the Company’s ability to grow its business and operations.

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
•coordination of research and development and sales and marketing functions;
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

Cybersecurity Risks

We employ information including operational technology systems to support our business and to collect, store, and/or use proprietary and confidential information. Security and data breaches, cyberattacks, and other cybersecurity incidents involving our information technology systems, networks and infrastructure could disrupt or interfere with our operations; result in the compromise and misappropriation of proprietary and confidential information belonging to us, our customers, suppliers, or employees; and expose us to numerous expenses, liabilities, and other negative consequences, any or all of which could adversely impact our business, reputation, and results of operations.

In the ordinary course of business, we rely on centralized and local information technology networks and systems, some of which are provided, hosted, or managed by vendors and other third parties, to process, transmit, and store electronic information, and to manage or support various aspects of our business. Additionally, we collect and store certain data, including proprietary business information, and has access to confidential or personal information in certain of our businesses that is subject to privacy and cybersecurity laws, regulations, and other controls. Third parties and threat actors, including organized criminals, nation-state entities, and/or nation-state supported actors, regularly attempt to gain unauthorized access to information and operational technology networks and infrastructure, data, and other information, and many such attempts are becoming increasingly sophisticated. Despite our cybersecurity counter measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), our information and operational technology systems, networks and infrastructure are still potentially susceptible to cyber-attack, insider threat, compromise, damage, disruption, or shutdown, including as a result of the exploitation of known or unknown hardware or software vulnerabilities, or zero day attacks, in our systems or the systems of our vendors and third-party service providers, the introduction of computer viruses, malware or ransomware, service or cloud provider disruptions or security breaches, phishing attempts, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. Despite our cybersecurity counter measures, it is possible for security vulnerabilities or a cyberattack to remain undetected for an extended time period, up to and including several months, and the prioritization of decisions with respect to security measures and remediation of known vulnerabilities that we and the vendors and other third parties upon which we rely make may prove inadequate to protect against these attacks. Any cybersecurity incident or information or operational technology network disruption could result in numerous negative consequences, including the risk of legal claims or proceedings, investigations or enforcement actions by regulators; liabilities or penalties under applicable laws and regulations, including privacy laws and regulations in the United States interference with the our operations; the incurrence of remediation costs; loss of intellectual property protection; the loss of customer, supplier, or employee relationships; and damage to our reputation, any of which could adversely affect the our business.

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

In September 2023, we experienced a cybersecurity incident resulting from a fraudulent email sent to our finance department which resulted in our initiating a $0.7 million electronic payment to a fraudulent bank account. As a result of this incident, we immediately launched an internal investigation, and engaged a cybersecurity consultant to fully assess the incident and recommend remediation measures, which have been implemented.

As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any security vulnerabilities. While we have implemented the remediation measures recommended by our cybersecurity consultant, such measures may not prevent all such events in the future. We will continually assess cybersecurity threats and make investments to increase internal protection, detection, and response capabilities to address this risk. To date, we have not experienced any material impact to the business or operations resulting from cybersecurity attacks, including the incident mentioned above. However, because of the frequently changing attack techniques, along with the increasing volume and sophistication of the attacks, there is the potential for us to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial losses and costs, all of which could negatively impact our business, financial condition and results of operations.

Although we maintain insurance coverage for certain cybersecurity risks, there can be no guarantee that all costs, damages, expenses or losses incurred will be fully insured.

While we maintain insurance policies that may cover certain liabilities in connection with a cybersecurity incident, we cannot be certain that our insurance coverage will be adequate for cyber security related liabilities actually incurred, that insurance will be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any present or future cyber claim. The incurrence of material damages as a result of a cyber incident or the successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

Risks Related to Our Common Stock

The market for our common stock may be limited for holders of our securities who live in the United States.

Given the heightened risk profile associated with cannabis in the United States, capital market participants may be unwilling to assist with the settlement of trades for United States resident securityholders of companies with operations in the United States cannabis industry, which may prohibit or significantly impair the ability of securityholders in the United States to trade our securities. In the event residents of the United States are unable to settle trades of our securities, this may affect the pricing of such securities in the market, the transparency and availability of trading prices and the liquidity of these securities.

Possible issuances of our capital stock would cause dilution to our existing stockholders.

At December 31, 2023 we had 375.1 million shares of common stock outstanding and are authorized to issue up to 700 million shares. Therefore, we are still authorized to issue a substantial number of additional shares of common stock without obtaining shareholder approval. In addition, we currently have outstanding 4,908,333 shares of Series B preferred stock (which convert on a one-for-one basis into shares of our common stock) and 1,155,274 shares of Series C preferred stock (which convert on a five-for-one basis into shares of our common stock). Our Board of Directors is authorized to issue up to a total of 50 million shares of preferred stock (including the previously issued shares) with terms it designates without any further shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise or issue additional shares of preferred stock, current stockholders could find their holdings substantially diluted, which means they would own a smaller percentage of our company.

The exercise or conversion of outstanding warrants and options into common stock will dilute the percentage ownership of our other stockholders. Additionally, the sale of such common stock or other common stock in the open market could adversely affect the market price of our common stock.

As of December 31, 2023, there were potentially dilutive securities convertible into shares of common stock comprised of stock options convertible into 35,599,421 shares of common stock; warrants convertible into 42,189,476 shares of common stock; shares of Series B preferred stock convertible into 4,908,333 shares of common stock; shares of Series C preferred stock convertible into 1,155,274 shares of common stock; and restricted stock units convertible into 5,825,538 shares of common stock. Additional convertible securities will likely be granted to our officers, directors, employees, or consultants as part of their compensation and such convertible securities will likely be issued in connection with financings. The exercise of outstanding stock options and warrants and the conversion of our notes and debentures will dilute the percentage ownership of our other stockholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the private or public markets could adversely affect the prevailing market price of our common stock.

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
•revenue and operating results failing to meet the expectations of securities analysts or investors in a particular period;
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

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (a) December 31, 2026, (b) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (c) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or (d) the date on which we have issued more than $1 billion in non-convertible debt during the preceding fiscal year period. We expect to take advantage of these reporting exemptions described above until we are no longer an emerging growth company. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into the Company’s overall risk management systems, as overseen by the Company’s board of directors, primarily through its audit committee. These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. The Company conducts security assessments of certain third-party providers before engagement and has established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties. The Company engaged a third party consulting firm to evaluate and test the Company’s risk management systems and to assess and remediate potential cybersecurity incidents as appropriate, which work is ongoing.

Governance

Board of Directors
The audit committee of the Company’s board of directors, with the input of management, oversees the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The audit committee is informed of material risks from cybersecurity threats by the Company’s Chief Executive Officer, Chief Financial Officer and Vice President of Information Technology. Updates on cybersecurity matters, including material risks and threats, are provided to the Company’s audit committee, and the audit committee provides updates to the Company’s board of directors at regular board meetings. The Vice President of Information Technology also provides updates annually or more frequently as appropriate to the Company’s board of directors.

Management
Under the oversight of the audit committee of the Company’s board of directors, and as directed by the Company’s Chief Executive Officer, the Vice President of Information Technology is primarily responsible for the assessment and management of material cybersecurity risks and establishing and maintaining adequate and effective internal controls covering cybersecurity matters. The Vice President of Information Technology has more than 20 years of experience with information technology and related systems security matters and processes.

The audit committee of the Company’s board of directors, with the assistance of the Company’s Chief Financial Officer and Vice President of Information Technology, is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters.

During the year ended December 31, 2023, the Company experienced a cybersecurity incident that resulted in a $0.7 million term loan payment being initiated in error to an account provided in a fraudulent email the Company received. As a result of this incident, with the assistance of an outside independent consultant, the Company reviewed and strengthened its procedures in and around the approval of wire transfers of funds, and believe that these enhanced procedures will protect the Company against the reoccurrence of such incidences in future periods.

As of the date of this report, other than the foregoing, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this report. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factors in Item 1A. Risk Factors in this report.

Item 2. Properties

As of December 31, 2023, the Company maintained the following principal facilities:

Massachusetts

Beverly
The Company operates a dispensary in Beverly in a retail space under a lease that expires in 2026, with options to extend the term for three additional five-year periods through 2041.

New Bedford
The Company owns an industrial property, of which the Company has developed approximately half into a cannabis cultivation and processing facility in which it conducts wholesale operations. The remaining portion of the property was rented to a non-cannabis manufacturing company through November 2023. The Company intends to expand its cannabis wholesale operations to include the entire property. The mortgage on this property and the Middleborough, Massachusetts property described below was previously held by Bank of New England; however, in November 2023, the Company repaid this mortgage and refinanced both properties in connection with a new Construction to Permanent Commercial Real Estate Mortgage Loan with Needham Bank (the "CREM Loan"). As a result, the mortgage on the New Bedford and Middleborough properties is now held by Needham Bank, which mortgage matures in 2033.

Norwood
The Company leases its corporate headquarters under a lease that expires in 2028 and which includes a five-year extension option.

Middleborough
The Company owns and operates a retail and warehouse building located in a high-traffic area. A portion of the building houses the Company's flagship Massachusetts retail dispensary, with the remaining square footage used as a warehouse. The mortgage on this property and the New Bedford, Massachusetts property described above was previously held by Bank of New England; however, in November 2023, the Company repaid this mortgage and refinanced both properties in connection with the CREM Loan. As a result, the mortgage on the New Bedford and Middleborough properties is now held by Needham Bank, which mortgage matures in 2033.

Quincy
The Company leases a building that houses both a dispensary and a cultivation facility under a lease that expires in 2038.

Delaware

Lewes
The Company leases retail space located in a multi-use building under a lease that expires in 2027 that it subleases to its Delaware cannabis-licensed client. The client uses this retail space to operate a dispensary.

Milford
The Company leases a warehouse, 60% of which it developed into a cultivation facility, with plans to develop the remaining square footage into a processing facility. The lease term expires in March 2030, with an option to extend the term for three additional five-year periods. The entire premises is subleased under a coterminous sublease to the Company’s Delaware cannabis-licensed client.

Wilmington
The Company owns a cannabis cultivation, processing, and dispensary facility located in a business park. The property is secured under a mortgage with the Bank of New England that matures in 2031. The facility is leased to the Company’s Delaware cannabis-licensed client under a 20-year lease expiring in 2035.

The Company also leases a cannabis production facility with offices which is subleased to its Delaware cannabis-licensed client. The sublease expires in January 2026 and contains an option to negotiate an extension.

Illinois

Anna
The Company owns and operates a free-standing cannabis dispensary that is secured under a mortgage with DuQuoin State Bank maturing in May 2024 (the "DSQ Mortgage"). Since initiating the DSQ Mortgage in May 2016, the bank has renewed the mortgage for an additional one-year term on an annual basis.

Harrisburg
The Company owns and operates a free-standing cannabis dispensary, also secured under the DSQ Mortgage with Anna.

Metropolis
The Company owns and operates a free-standing cannabis dispensary, secured under a mortgage with DuQuoin State Bank that matures in 2041.

Mt. Vernon
The Company owns and operates a grow and production facility. The premises are secured under a mortgage with DuQuoin State Bank that matures in 2042.

The Company also owns and operates a free-standing cannabis dispensary. The Company repaid and retired the mortgage on this facility in 2023.

Maryland

Annapolis
The Company owns a free standing industrial building in which it operates a cannabis dispensary.

Hagerstown
The Company owns a manufacturing facility that it has developed into and in which it operates a cannabis cultivation and production facility.

Ohio
The Company operates a dispensary in Tiffin under a lease that expires in 2033.

Item 3. Legal Proceedings

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

On January 24, 2020, an involuntary bankruptcy proceeding under Chapter 11 was filed against GenCanna and its wholly-owned subsidiary, OGGUSA Inc. (f/k/a GenCanna Global US, Inc.) ("OGGUSA" and together with GenCanna, the "OGGUSA Debtors") in the United States Bankruptcy Court in the Eastern District of Kentucky (the "Bankruptcy Court"). In February 2020, the OGGUSA Debtors, agreed to convert the involuntary bankruptcy proceeding into a voluntary Chapter 11 proceeding. The OGGUSA Debtors' subsidiary, Hemp Kentucky LLC, also filed voluntary petitions under Chapter 11 in the Bankruptcy Court.

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

Stockholders

At March 1, 2024, we had approximately 735 stockholders of record.

Dividends

We have never declared or paid a dividend on its common stock, and we do not anticipate paying cash or other dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2023, we issued the following unregistered securities:

•4,394 shares of restricted common stock with an aggregate fair value of approximately $2,000 issued under a royalty agreement.

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

Item 6. Reserved

[Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

When used in this Annual Report on Form 10-K and in future filings by the Company with the SEC, words or phrases such as “anticipate,” “believe,” “could,” “would,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in current pricing levels that the Company can charge for its services and products or which it pays to its suppliers and business partners; changes in political, social and economic conditions in the jurisdictions in which the Company operates; changes to regulations that pertain to its operations; changes in technology that render the Company’s technology relatively inferior, obsolete or more expensive compared to others; changes in the business prospects of the Company’s business partners and customers; increased competition, including from the Company’s business partners; and enforcement of United States federal cannabis-related laws.

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

On March 9, 2023 (the "Ermont Acquisition Date"), we acquired the operating assets of Ermont, Inc. ("Ermont"), a medical-licensed vertical cannabis operator located in Quincy, Massachusetts (the "Ermont Acquisition"). The financial results of Ermont are included in our consolidated financial statements for the period subsequent to the Ermont Acquisition Date.

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

On December 30, 2022, we completed an asset purchase under which we acquired from Greenhouse Naturals LLC the cannabis license and assumed the property lease associated with a cannabis dispensary in Beverly, Massachusetts that had never been operational.

During 2023, we were focused on continuing to execute our strategic growth plan, and intend to continue this focus in 2024, with priority on the activities described below:

•Increasing revenue organically in states where we currently do business by growing our product offerings, bolstering awareness via marketing campaigns, and developing additional assets within those states.
•Expanding our footprint into high-growth legal cannabis states through new license applications and/or acquisitions of existing cannabis businesses.
•Increasing revenue by producing and distributing our award-winning brands to qualified strategic partners or by acquiring production and distribution licenses.
•Continuing to consolidate the cannabis businesses that we have developed and managed.
•In Massachusetts, we opened two additional dispensaries and intend to significantly expand the capacity and capability of our manufacturing facility in New Bedford, Massachusetts.
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
•In Illinois, in May 2022, we closed on the acquisition of a craft cannabis license, which enables us to be vertically integrated and add cultivation, manufacturing, and distribution to our four existing retail cannabis operations in Illinois. Additionally, in October 2023, we announced the opening of a Thrive Dispensary in Casey. In response to the state's request to open as soon as possible, we are currently operating the Thrive Dispensary from a temporary mobile facility while construction on a permanent building is completed on the same site. Under

Illinois cannabis laws, we have the potential to add five additional dispensaries, for a total of ten.
•In November 2023, we were granted a certificate of occupancy for our processing kitchen in Mt. Vernon, Illinois, and we have begun manufacturing our branded products for sale through retail and wholesale channels. Additionally, we continue construction of the cultivation facility in Mt. Vernon, and expect this facility to be completed in early 2024.
•In Ohio, in June 2023, we opened our first medical dispensary in the state, and we intend to explore additional opportunities to grow our operations in Ohio to the maximum allowable by state regulations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our condensed consolidated financial statements. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment: accounts receivable; valuation of inventory; estimated useful lives and depreciation and amortization of property and equipment and intangible assets; accounting for acquisitions and business combinations; loss contingencies and reserves; stock-based compensation; and accounting for income taxes.

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

Years ended December 31, 2023 and 2022

Revenue

Our main sources of revenue are comprised of the following:

•Product sales (retail and wholesale) - direct sales of cannabis and cannabis-infused products primarily by our retail dispensaries and wholesale operations in multiple states. We recognize this revenue when products are delivered or at retail points-of-sale.

•Real estate rental income - rental income generated from the leasing of our state-of-the-art, regulatory compliant cannabis facilities to our cannabis-licensed clients. Rental income is generally a fixed amount per month that escalates over the respective lease terms. Prior to the third quarter of 2022, we charged additional rental fees based on a percentage of tenant revenue that exceeded specified amounts; these incremental rental fees were eliminated in connection with new contract negotiations with our client.
•Supply procurement - resale of cultivation and production resources, supplies and equipment that we have acquired from top national vendors at discounted prices to our clients and third parties within the cannabis industry. We recognize this revenue after the delivery and acceptance of goods by the purchaser.
•Management fees - fees for providing our cannabis-licensed clients with comprehensive oversight of their cannabis cultivation, production and dispensary operations. Prior to the third quarter of 2022, these fees were based on a percentage of such clients' revenue and were recognized after services were performed; these fees were eliminated in connection with new contract negotiations with our client.
•Licensing fees - revenue from the licensing of our branded products, including Betty's Eddies, Bubby's Baked, Vibations and Kalm Fusion, to wholesalers and regulated dispensaries throughout the United States and Puerto Rico. We recognize this revenue when the products are sold to the end customer.

Our revenue for the years ended December 31, 2023 and 2022 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2023	2022	$	%
Product revenue:
Product sales - retail	$95,517	$92,836	$2,681	2.9%
Product sales - wholesale	48,788	32,865	15,923	48.4%
Total product revenue	144,305	125,701	18,604	14.8%
Other revenue:
Real estate rentals	1,787	3,526	(1,739)	(49.3)%
Supply procurement	1,534	3,353	(1,819)	(54.2)%
Management fees	711	848	(137)	(16.2)%
Licensing fees	261	582	(321)	(55.2)%
Total other revenue	4,293	8,309	(4,016)	(48.3)%
Total revenue	$148,598	$134,010	$14,588	10.9%

Our total revenue increased $14.6 million, or 10.9%, in the year ended December 31, 2023 ("2023") compared to the year ended December 31, 2022 ("2022"), the result of higher product revenue, partially offset by lower other revenue (real estate rentals, supply procurement, management fees and licensing fees).

Our total product revenue in 2023 increased $18.6 million, or 14.8%, primarily attributable to higher wholesale revenue, coupled with net increases in retail revenue. Our wholesale and retail revenue increased in both Maryland and Massachusetts in 2023. The increase in Maryland revenue is attributable to both the inclusion of a full year of revenue in 2023 compared to revenue in 2022 only for the period subsequent to the Kind Acquisition Date, and organic growth in the current year. The increase in Massachusetts revenue in 2023 was primarily attributable to higher retail revenue arising from our recent acquisitions there and, to a lesser extent, to higher wholesale revenue. These increases were partially offset by decreases in revenue from certain of our other dispensaries.

The decrease in our other revenue was primarily attributable to rent, supply procurement and management fee reductions in connection with one of our cannabis-licensed clients. These decreases were partially offset by higher supply procurement revenue primarily attributable to revenue generated from our cannabis-licensed client in Delaware.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue represents the direct costs associated with the generation of our revenue, including licensing, packaging, supply procurement, manufacturing, supplies, depreciation, amortization of acquired intangible assets, and other product-related costs.

Our cost of revenue, gross profit and gross margin for 2023 and 2022 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase from prior year
	2023	2022	$	%
Cost of revenue	$82,679	$70,053	$12,626	18.0%
Gross profit	$65,919	$63,957	$1,962	3.1%
Gross margin	44.4%	47.7%

Our cost of revenue increased in 2023 compared to 2022, primarily attributable to higher materials and employee-related costs. These increases aggregated approximately $16 million, and were primarily due to our increased headcount in connection with our recent acquisitions and expanded footprint. These increases were partially offset by lower supply procurement and certain manufacturing-related expenses.

Operating Expenses

Our operating expenses are comprised of personnel, marketing and promotion, general and administrative, acquisition-related and other, and bad debt expenses. Our operating expenses for 2023 and 2022 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2023	2022	$	%
Personnel	$22,612	$14,404	$8,208	57.0%
Marketing and promotion	5,977	3,736	2,241	60.0%
General and administrative	22,132	20,735	1,397	6.7%
Acquisition-related and other	695	961	(266)	(27.7)%
Bad debt	118	3,752	(3,634)	(96.9%)
Total operating expenses	$51,534	$43,588	$7,946	18.2%

The increase in our personnel expenses in 2023 compared to 2022 was primarily due to the hiring of additional staff to support higher levels of projected revenue from existing and expanded operations, as well as increased headcount arising from the Kind Acquisition and, to a lesser extent, our other recent acquisitions. Personnel costs increased to approximately 15% of revenue in 2023 compared to approximately 11% of revenue in 2022.

The increase in our marketing and promotion expenses in 2023 compared to 2022 was primarily attributable to our focused efforts to upgrade our marketing initiatives in order to expand branding and distribution of our licensed products. Marketing and promotion costs increased to approximately 4% of revenue in 2023, compared to approximately 3% of revenue in 2021.

The increase in our general and administrative expenses in 2023 compared to 2022 was primarily attributable to higher facility-related, travel and entertainment, and insurance-related expenses, partially offset by lower costs in connection with our equity programs and lower bad debt expense. These decreases were partially offset by higher facilities-related and depreciation expenses.

Acquisition-related and other expenses include those expenses related to acquisitions and other significant transactions that we would otherwise not have incurred, and include professional and services fees, such as legal, audit, consulting, paying agent and other fees. We incurred $0.7 million of acquisition-related and other expense in 2023, primarily related to our acquisitive activities. We incurred $1.0 million of acquisition-related and other expenses in 2022, primarily related to the Kind Acquisition in April 2022 and the July 2022 listing of our common stock on the Canadian Securities Exchange.

Overall, the increase in our operating expenses in 2023 compared to 2022 was primarily attributable to our higher personnel, marketing and general and administrative expenses, partially offset by lower bad debt and acquisition-related and other expenses.

Interest Expense, Net

Interest expense primarily relates to interest on mortgages and notes payable and, effective in 2023, the CA Credit Agreement (as described below) and, to a lesser extent, the CREM Loan (as described below). Interest income primarily relates to our notes receivable. Other expense, net, includes gains (losses) on changes in the fair value of our investments and other investment-related income (expense).

Our net interest expense increased by $8.2 million in 2023 compared to 2022, primarily due to interest or the CA Credit Agreement and expense related to the fair value adjustment to notes payable in connection with our early repayment of the notes payable for the Kind Acquisition.

Loss on Extinguishment of Debt

On November 16, 2023, we repaid and retired the term loan outstanding under the CA Credit Agreement (the "CA Term Loan Payoff") using proceeds from the CREM Loan entered into on the same day. The Term Loan payoff amount totaled $32.7 million, comprised of $28.5 million for the outstanding principal, $3.7 million for the make-whole payment, $0.2 million for accrued unpaid interest and $0.3 million for transaction-related fees. We also repaid the mortgage with Bank of New England related to our Massachusetts facilities in New Bedford and Middleborough (the "BNE Payoff") and concurrently, we refinanced these properties under the CREM Loan. In connection with these early repayments, we recognized losses aggregating $10.4 million, comprised of $10.2 million in connection with the CA Term Loan Payoff and $0.2 million in connection with the BNE Payoff.

Other Expense, Net

We reported net other expense of $1.6 million and $0.1 million in 2023 and 2022, respectively. The 2023 expense is primarily comprised of $0.9 million for the write-off of assets in the first quarter of 2023 in connection with our decision to cancel our plans to expand into Nevada and a $0.7 million term loan payment that we initiated in error to an account provided in a fraudulent email we received. We were initially advised by JPM Chase, the recipient's bank ("Chase") that we had identified the problem before the payment was delivered to the account identified by the email, and that the funds were being held by Chase pending its completion of an internal investigation. Chase has subsequently advised us that the funds were delivered to the fraudulent recipient's account. We continue to pursue all channels through our bank to recover these funds. In addition, we initiated, and are pursuing, a claim under our insurance coverage to recover this amount. There is no assurance that we will successfully recover all or any portion of this amount, including under our insurance claim. We reduced our cash balance and included this amount as a component of Other expense, net, in our consolidated statement of operations for the year ended December 31, 2023. If these funds, or any portion of these funds, are recovered, we will reverse the expense accordingly. We have implemented additional safeguards to protect ourselves from future fraudulent activity; please see Part I, Item 1A. Risk Factors and Item 1C. Cybersecurity for further information. We recorded nominal net other expense for 2022, comprised of $1.0 million of non-cash income from the sale of an investment, virtually offset by a $1.1 million loss from the change in fair value of other investments.

Income Tax Provision

We recorded income tax provisions of $9.4 million and $5.9 million in 2023 and 2022, respectively. The provision recorded for both 2023 and 2022 was due in part to the impact of Section 280E of the Internal Revenue Code, which prohibits the deduction of certain ordinary business expenses.

Liquidity and Capital Resources

We had cash and cash equivalents of $14.6 million and $9.7 million at December 31, 2023 and 2022, respectively. In addition to the discussions below of our cash flows from operating, investing, and financing activities, please also see our discussion of non-GAAP Adjusted EBITDA in the section “Non-GAAP Measurement” below, which discusses an additional financial measure not defined by GAAP, which our management also uses to measure our liquidity.

CA Credit Agreement

On January 24, 2023, we entered into a Loan and Security Agreement, by and among the Company, subsidiaries of the Company from time-to-time party thereto (collectively with the Company, the “CA Borrowers”), lenders from time-to-time party thereto (the “CA Lenders”), and Chicago Atlantic Admin, LLC (“Chicago Atlantic”), as administrative agent for the Lenders (the "CA Credit Agreement").

Proceeds from the CA Credit Agreement were designated to complete the build-out of a new cultivation and processing facility in Illinois, complete the build-out of a new processing kitchen in Missouri, expand existing cultivation and processing facilities in Massachusetts and Maryland, fund certain capital expenditures, and repay in full the Kind Therapeutics seller notes incurred in connection with the Kind Acquisition, which repayment occurred on January 24, 2023. The remaining balance, if any, was expected to be used to fund acquisitions.

The CA Credit Agreement provided for $35.0 million in principal borrowings at our option in the aggregate and further provided the CA Borrowers with the right, subject to customary conditions, to request an additional incremental term loan in the aggregate principal amount of up to $30.0 million; provided that the CA Lenders elect to fund such incremental term loan. $30.0 million of loan principal was funded at the initial closing (the "Term Loan") and we had the option, during the six-month period following the initial closing, to draw down an additional $5.0 million, which we did not elect to do. The loans required scheduled amortization payments of 1.0% of the principal amount outstanding under the CA Credit Agreement per month commencing in May 2023, and the remaining principal balance was due in full on January 24, 2026, subject to extension to January 24, 2028 under certain circumstances.

The CA Credit Agreement provided the CA Borrowers with the right, subject to specified limitations, to incur (a) seller provided debt in connection with future acquisitions, (b) additional mortgage financing from third-party lenders secured by real estate currently owned and acquired after the closing date, and (c) additional debt in connection with equipment leasing transactions.

The obligations under the CA Credit Agreement were secured by substantially all of the assets of the CA Borrowers, excluding specified parcels of real estate and other customary exclusions.

The CA Credit Agreement provided for a floating annual interest rate equal to the prime rate then in effect plus 5.75%, which rate could be increased by 3.00% upon an event of default or 7.50% upon a material event of default as provided in the Credit Agreement.

At any time, we could voluntarily prepay amounts due under the facility in $5.0 million increments, subject to a three-percent prepayment premium and, during the first 20-months of the term, a “make-whole” payment.

The CA Credit Agreement included customary representations and warranties and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.

The CA Credit Agreement also included customary negative covenants limiting our ability to incur additional indebtedness and grant liens that are otherwise not permitted, among others. Additionally, the CA Credit Agreement required us to meet certain financial tests. We were in compliance with the CA Credit Agreement covenants at all times while the Term Loan was outstanding.

The CA Credit Agreement provided for 30% warrant coverage against amounts funded under the facility, priced at a 20% premium to the trailing 20-day average price on the closing date of each such funding. At the initial closing, upon funding of the initial $30.0 million under the facility, we issued to the CA Lenders warrants to purchase an aggregate of 19,148,936 shares of our common stock at $0.47 per share, exercisable for a five-year period following issuance.

On November 16, 2023 (the "Payoff Date"), we repaid and retired the Term Loan (the "Term Loan Payoff") using proceeds from a new $58.7 million loan entered into on the same day (described below). The Term Loan Payoff amount totaled $32.7 million, comprised of $28.5 million for the outstanding principal, $3.7 million for the make-whole payment, $0.2 million for accrued unpaid interest and $0.3 million for transaction-related fees. We recognized a loss of $10.2 million in connection with the Term Loan Payoff.

CREM Loan

On November 16, 2023, Mari Holdings MD LLC, Hartwell Realty Holdings LLC, Kind Therapeutics USA, LLC, ARL Healthcare Inc., and MariMed Advisors, Inc., each a wholly-owned direct or indirect subsidiary of the Company (collectively, the "CREM Borrowers") entered into a Loan Agreement (the "CREM Loan Agreement"), by and among the CREM Borrowers, and Needham Bank, a Massachusetts co-operative bank (the "CREM Lender") pursuant to which the CREM Lender loaned to the CREM Borrowers an aggregate principal amount of $58.7 million (the "CREM Loan Transaction"). The Company has fully guaranteed the obligations of the CREM Borrowers under the CREM Loan Transaction and pledged to the CREM Lender its equity ownership in each CREM Borrower. The CREM Lender has a first priority security interest in all of the CREM Borrowers' operating assets in Maryland and Massachusetts and first priority mortgages on the CREM Borrowers' properties owned in Maryland and Massachusetts.

The CREM Loan Transaction matures in ten years and has an interest rate for the initial five years of 8.43% per annum. The interest rate will reset after five years to the FHLB Rate (the Classic Advance Rate for Fixed Rate advances for a period of five years for an amount greater than or equal to the loan amount, as such rate is defined and published by the Federal Home Loan Bank of Boston), plus 3.50%. We will make interest-only payments for the first twelve months of the term of the loan, with payments thereafter based upon a twenty-year amortization schedule.

The CREM Lender initially released $52.8 million to the CREM Borrowers (the "Initial CREM Distribution"). The remaining proceeds of $5.9 million will be held in escrow to complete the expansion of our Hagerstown, Maryland cultivation facility (the "Hagerstown Facility"). Any unused proceeds will be released to us after completion of the Hagerstown Facility expansion. We used $46.8 million of the Initial CREM Distribution to fully repay certain of our outstanding debt. These payments were comprised of $32.7 million to repay the Term Loan, $11.9 million to repay the mortgage with Bank of New England for our New Bedford, MA and Middleborough, MA properties (the "BNE Mortgage"), and $2.2 million to reduce the outstanding balance of the note we issued in connection with the Ermont Acquisition. Concurrent with the repayment of the BNE Mortgage, we refinanced these properties through the CREM Loan and accordingly, effective November 16, 2023, the mortgage on these properties is held by Needham Bank, which mortgage matures in 2033 and which outstanding amount is included as a component of the CREM Loan amount in our consolidated balance sheet at December 31, 2023.

The CREM Loan Agreement includes customary representations and warranties and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. The CREM Loan Agreement also includes customary negative covenants limiting the CREM Borrowers' (but not the Company's) ability to incur additional indebtedness and grant liens that are otherwise not permitted, among others. The CREM Loan Agreement also requires the CREM Borrowers to meet certain periodic financial tests.

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

Our operating activities provided $7.9 million and $7.3 million of cash in 2023 and 2022, respectively. The change in cash from operating activities in 2023 compared to 2022 was primarily attributable to $6.4 million of cash used to pay income taxes in the current year period, compared to $14.6 million in the same prior year period, coupled with higher expenses arising from expanding our sales activities, facilities and geographic footprint, both in the states where we currently operate and to expand into other states.

Cash Flows from Investing Activities

Our investing activities used $26.0 million and $26.2 million of cash in 2023 and 2022, respectively. We used $20.1 million of cash for purchases of property and equipment in 2023, compared to $12.1 million in 2022. This increase is primarily due to our expansion activities, resulting in the buildout of certain facilities to add cultivation and processing functionality and capacity. We used $3.0 million of cash for purchase consideration in connection with the Ermont

Acquisition in March 2023, and an aggregate of $12.8 million for cash consideration in connection with the Kind Acquisition and Green Growth Acquisition in April 2022 and May 2022, respectively.

Cash Flows from Financing Activities

Our financing activities provided $23.0 million of cash in 2023 and used $1.0 million of cash in 2022.

In 2023, we received proceeds of $29.1 million from the CA Credit Agreement, of which we used $5.5 million to repay in full the notes previously issued to the sellers of Kind as part of the purchase consideration for the Kind Acquisition. We received $53.6 million from the CREM Loan, of which we used $46.8 million in the aggregate to repay and retire the CA Credit Agreement and our mortgage with Bank of New England for our Massachusetts facilities in New Bedford and Middleborough, including prepayment penalties, and reduce the balance on our notes payable in connection with the Ermont Acquisition. Concurrent with the repayment to Bank of New England, we refinanced these properties through the CREM Loan.

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

Based on our current expectations, we believe our current cash and future funding opportunities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at December 31, 2023, and our ability to raise additional cash through financing activities. Our contractual obligations at December 31, 2023 were primarily comprised of our outstanding CREM Loan, mortgages and promissory notes, as well as our operating leases. Our CREM Loan, mortgage and promissory note obligations totaled approximately $66 million at December 31, 2023.

Non-GAAP Measurement

In addition to the financial information reflected in this report, which is prepared in accordance with GAAP, we are providing a non-GAAP financial measurement of profitability – Adjusted EBITDA – as a supplement to the preceding discussion of our financial results.

Our management defines Adjusted EBITDA as income from operations, determined in accordance with GAAP, excluding the following:

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

Reconciliation of Income from Operations to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles Income from operations to Adjusted EBITDA for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
GAAP Income from operations	$14,385	$20,369
Depreciation and amortization of property and equipment	5,549	3,432
Amortization of acquired intangible assets	3,025	1,282
Stock-based compensation	1,020	6,338
Acquisition-related and other	695	961
Adjusted EBITDA	$24,674	$32,382

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MariMed Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MariMed Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, TX
March 7, 2024

MariMed Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$14,645	$9,737
Accounts receivable, net	7,199	4,157
Inventory	25,306	19,477
Deferred rents receivable	630	704
Notes receivable, current portion	52	2,637
Investments, current portion	88	123
Due from related parties	105	29
Other current assets	3,407	7,282
Total current assets	51,432	44,146
Property and equipment, net	89,103	71,641
Intangible assets, net	17,012	14,201
Goodwill	11,993	8,079
Investments, net of current portion	221	—
Notes receivable, net of current portion	814	7,467
Operating lease right-of-use assets	9,716	4,931
Finance lease right-of-use assets	3,295	713
Other assets	12,537	1,024
Total assets	$196,123	$152,202

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Mortgages and notes payable, current portion	$723	$3,774
Accounts payable	9,001	6,626
Accrued expenses and other	3,549	3,091
Income taxes payable	14,434	11,489
Operating lease liabilities, current portion	1,945	1,273
Finance lease liabilities, current portion	1,210	237
Total current liabilities	30,862	26,490
Mortgages and notes payable, net of current portion	65,652	25,943
Operating lease liabilities, net of current portion	8,455	4,173
Finance lease liabilities, net of current portion	2,140	461
Other liabilities	100	100
Total liabilities	107,209	57,167

Commitments and contingencies

	December 31,
	2023	2022

Mezzanine equity:
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at December 31, 2023 and 2022	14,725	14,725
Series C convertible preferred stock, $0.001 par value; 12,432,432 shares authorized; 1,155,274 and 6,216,216 shares issued and outstanding at December 31, 2023 and 2022, respectively	4,275	23,000
Total mezzanine equity	19,000	37,725

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 32,659,235 shares authorized; zero shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 375,126,352 and 341,474,728 shares issued and outstanding at December 31, 2023 and 2022, respectively	375	341
Common stock subscribed but not issued; zero and 70,000 shares at December 31, 2022 and 2021, respectively	—	39
Additional paid-in capital	171,144	142,365
Accumulated deficit	(99,955)	(83,924)
Noncontrolling interests	(1,650)	(1,511)
Total stockholders’ equity	69,914	57,310
Total liabilities, mezzanine equity, and stockholders’ equity	$196,123	$152,202
See accompanying notes to the consolidated financial statements.

MariMed Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenue	$148,598	$134,010
Cost of revenue	82,679	70,053
Gross profit	65,919	63,957

Operating expenses:
Personnel	22,612	14,404
Marketing and promotion	5,977	3,736
General and administrative	22,132	20,735
Acquisition-related and other	695	961
Bad debt	118	3,752
Total operating expenses	51,534	43,588

Income from operations	14,385	20,369

Interest and other (expense) income:
Interest expense	(9,185)	(1,693)
Interest income	270	959
Loss on extinguishment of debt	(10,431)	—
Other expense, net	(1,635)	(127)
Total interest and other expense, net	(20,981)	(861)

(Loss) income before income taxes	(6,596)	19,508
Provision for income taxes	9,411	5,894
Net (loss) income	(16,007)	13,614
Less: Net income attributable to noncontrolling interests	24	146
Net (loss) income attributable to common stockholders	$(16,031)	$13,468

Net (loss) income per share attributable to common stockholders:
Basic	$(0.04)	$0.04
Diluted	$(0.04)	$0.04

Weighted average common shares outstanding:
Basic	363,403	337,697
Diluted	363,403	380,289
See accompanying notes to consolidated financial statements.

MariMed Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common stock		Common stock subscribed but not issued		Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total stockholders' equity
	Shares	Par Value	Shares	Amount
Balances at January 1, 2022	334,030,348	$334	—	$—	$134,920	$(97,392)	$(1,563)	$36,299
Release of shares under stock grants	402,203	—	—	—	—	—	—	—
Exercise of stock options	55,000	—	—	—	10	—	—	10
Cashless exercise of stock options	200,000	—	—	—	—	—	—	—
Cashless exercise of warrants	317,298	—	—	—	—	—	—	—
Forfeiture of restricted shares	(32,609)	—	—	—	—	—	—	—
Conversion of promissory notes to common stock	1,142,858	1	—	—	399	—	—	400
Common stock issued to settle obligations	375,000	—	—	—	275	—	—	275
Common stock issued under licensing agreement	218,345	—	—	—	121	—	—	121
Common stock issued to purchase property and equipment	422,535	1	—	—	299	—	—	300
Common stock issued as purchase consideration - Green Growth Group Inc.	2,343,750	3	—	—	1,497	—	—	1,500
Common stock issued as purchase consideration - Greenhouse Naturals LLC	2,000,000	2	—	—	710	—	—	712
Purchase of minority interests in certain of the Company's subsidiaries	—	—	—	—	(2,165)	—	165	(2,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(259)	(259)
Stock-based compensation	—	—	70,000	39	6,299	—	—	6,338
Net income	—	—	—	—	—	13,468	146	13,614
Balances at December 31, 2022	341,474,728	$341	70,000	$39	$142,365	$(83,924)	$(1,511)	$57,310
Common stock subscribed but not issued	—	—	5,025	2	—	—	—	2
Issuance of subscribed shares	75,025	—	(75,025)	(41)	41	—	—	—
Release of shares under stock grants	599,999	1	—	—	(1)	—	—	—
Exercise of stock options	487,752	—	—	—	109	—	—	109
Warrants issued in connection with debt	—	—	—	—	5,454	—	—	5,454
Conversion of preferred stock to common stock	25,304,710	25	—	—	18,700	—	—	18,725
Common stock issued to settle obligations	400,000	—	—	—	160	—	—	160
Common stock issued under licensing agreement	13,007	—	—	—	5	—	—	5
Common stock issued to purchase property and equipment	740,741	1	—	—	299	—	—	300
Common stock issued as purchase consideration - Ermont Inc.	6,580,390	7	—	—	2,987	—	—	2,994
Purchase of minority interest in a subsidiary of the Company	450,000	1	—	—	4	—	(5)	—
Common stock returned to the Company in connection with a cancelled transaction	(1,000,000)	(1)	—	—	1	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(158)	(158)
Stock-based compensation	—	—	—	—	1,020	—	—	1,020
Net income	—	—	—	—	—	(16,031)	24	(16,007)
Balances at December 31, 2023	375,126,352	$375	—	$—	$171,144	$(99,955)	$(1,650)	$69,914
See accompanying notes to the consolidated financial statements.

MariMed Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income attributable to common stockholders	$(16,031)	$13,468
Net income attributable to noncontrolling interests	24	146
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,549	3,432
Amortization of intangible assets	3,025	1,282
Stock-based compensation	1,020	6,338
Amortization of original debt issuance discount	232	—
Amortization of debt discount	2,851	—
Payment-in-kind interest	366	—
Present value adjustment of notes payable	—	—
Bad debt expense	118	3,752
Obligations settled with common stock	465	696
Write-off of disposed assets	906	—
Gain on finance lease adjustment	(31)	—
Write-down of prepaid purchase consideration	200	—
Loss on extinguishment of debt	10,431	—
Loss on changes in fair value of investments	76	1,082
Other investment income	—	(954)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,160)	(6,902)
Inventory	(5,829)	(5,383)
Deferred rents receivable	74	132
Other current assets	4,500	(5,219)
Other assets	(356)	(126)
Accounts payable	2,375	1,027
Accrued expenses and other	(1,840)	(482)
Income taxes payable	2,945	(4,978)
Net cash provided by operating activities	7,910	7,311

Cash flows from investing activities:
Purchases of property and equipment	(20,130)	(12,140)
Business acquisitions, net of cash acquired	(2,987)	(12,847)
Advances toward future business acquisitions	(1,125)	(800)
Purchases of investments	(261)	—
Purchases of cannabis licenses	(626)	(601)
Issuance of notes receivable	(879)	—
Proceeds from notes receivable	99	173
Due from related parties	(76)	(29)
Net cash used in investing activities	(25,985)	(26,244)

Cash flows from financing activities:
Proceeds from term loan	29,100	—
Proceeds from Construction to Permanent Commercial Real Estate Mortgage Loan	53,618	—
Proceeds from mortgages	—	3,000
Payment of third-party debt issuance costs in connection with debt	(3,339)	—
Principal payments of term loan	(1,800)	—
Repayment and retirement of term loan, including paid-in-kind interest	(28,541)	—
Payment of penalties on early retirement of debt	(4,251)	—
Principal payments of mortgages	(585)	(945)
Repayment and retirement of mortgages	(12,595)	—
Principal payments of promissory notes	(2,370)	(592)
Repayment and retirement of promissory notes	(5,503)	—
Proceeds from exercise of stock options	109	10
Principal payments of finance leases	(702)	(227)
Redemption of minority interests	—	(2,000)
Distributions	(158)	(259)
Net cash provided by (used in) financing activities	22,983	(1,013)

Net increase (decrease) to cash and cash equivalents	4,908	(19,946)
Cash and cash equivalents at beginning of year	9,737	29,683
Cash and cash equivalents at end of year	$14,645	$9,737

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,654	$1,744
Cash paid for income taxes	$6,419	$14,567

Non-cash activities:
Trade receivables converted to notes receivable	$—	$750
Common stock issued to purchase property and equipment	$300	$300
Conversion of promissory notes to equity	$—	$400
Present value of promissory notes issued as purchase consideration	$4,569	$4,348
Entry into new operating leases	$5,604	$661
Entry into new finance leases	$3,235	$794
Common stock issued as purchase consideration	$2,994	$2,212
Common stock issued to purchase minority interest in a subsidiary of the Company	$5	$—
Warrants to issue common stock issued with debt	$5,454	$—
Notes payable issued to purchase motor vehicles	$158	$—
Common stock issued to settle obligations	$160	$275
Common stock issued under licensing agreement	$5	$121
Issuance of common stock associated with subscriptions	$41	$—
Conversion of preferred stock to common stock	$18,725	$—
Conversion of notes receivable to omnibus long-lived asset	$10,233	$—
Liability recorded for building improvements	$1,997	$—
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

On March 9, 2023 (the "Ermont Acquisition Date"), the Company acquired the operating assets of Ermont, Inc. ("Ermont"), a medical-licensed vertical cannabis operator located in Quincy, Massachusetts (the "Ermont Acquisition"). The financial results of Ermont are included in the Company's consolidated financial statements since the Ermont Acquisition Date.

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

The Company completed two acquisitions during the year ended December 31, 2022 that it recorded as asset purchases. On May 5, 2022 (the "Green Growth Acquisition Date"), the Company completed the acquisition of 100% of the equity ownership of Green Growth Group Inc. (“Green Growth”), an entity that holds a craft cultivation and production cannabis license in the state of Illinois (the “Green Growth Acquisition”). On December 30, 2022 (the "Greenhouse Naturals Acquisition Date"), the Company completed an asset purchase under which it acquired the cannabis license and assumed a property lease for a dispensary in Beverly, Massachusetts that had never been operational (the "Greenhouse Naturals Acquisition").

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

Subsidiary	Percentage Owned
MariMed Advisors Inc.	100.0%
Mia Development LLC	94.3%
Mari Holdings IL LLC	100.0%
Mari Holdings MD LLC	100.0%
Mari Holdings NJ LLC	100.0%
Mari Holdings Metropolis LLC	70.0%
Mari Holdings Mt. Vernon LLC	100.0%
Hartwell Realty Holdings LLC	100.0%
Kind Therapeutics USA LLC	100.0%
ARL Healthcare Inc.	100.0%
KPG of Anna LLC	100.0%
KPG of Harrisburg LLC	100.0%
MariMed OH LLC	100.0%
MariMed Hemp Inc.	100.0%
MediTaurus LLC	100.0%
MMMO LLC	100.0%
Green Growth Group Inc.	100.0%

Noncontrolling Interests

Noncontrolling interests represent third-party minority ownership of the Company’s consolidated subsidiaries. Net income attributable to noncontrolling interests is shown in the consolidated statements of operations and the value of net assets owned by noncontrolling interests are presented as a component of equity within the balance sheets.

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

At each of December 31, 2023 and 2022, the Company had $0.1 million of cash held in escrow.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments approximate their fair values and include cash equivalents, accounts receivable, deferred rents receivable, notes receivable, investments, term loan, mortgages and notes payable, and accounts payable.

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company maintained reserves of $0.8 million and $4.6 million at December 31, 2023 and 2022, respectively.

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
•Real estate rental income – rental income generated from leasing of the Company’s state-of-the-art, regulatory-compliant cannabis facilities to its cannabis-licensed clients. Rental income is generally a fixed amount per month that escalates over the respective lease terms. Prior to the third quarter of 2022, the Company charged additional rental fees based on a percentage of tenant revenue that exceeded specific amounts; these incremental rental fees were eliminated in connection with new contract negotiations with the Company's client.
•Supply procurement – resale of cultivation and production resources, supplies and equipment that the Company has acquired from top national vendors at discounted prices to its client and third parties within the cannabis industry. The Company recognizes this revenue after the delivery and acceptance of goods by the purchaser.
•Management fees – fees for providing the Company’s cannabis clients with comprehensive oversight of their cannabis cultivation, production and dispensary operations. Prior to the third quarter of 2022, these fees were based on a percentage of such clients’ revenue and are recognized after services have been performed; these fees were eliminated in connection with new contract negotiations with the Company's client.
•Licensing fees – revenue from the licensing of the Company's branded products, including Betty's Eddies, Bubby's Baked, Vibations and Kalm Fusion, to wholesalers and to regulated dispensaries throughout the United States and Puerto Rico. The Company recognizes this revenue when the products are delivered.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred.

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

The Company’s property and equipment are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the undiscounted future cash flows of such asset over the anticipated holding period. An impairment loss is measured by the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses are based on management’s current plans, asset holding periods, and currently available market information. If these criteria change, the Company’s evaluation of impairment losses may be different and could have a material impact to the consolidated financial statements. For the years ended December 31, 2023 and 2022, based on the results of management’s impairment analyses, there were no impairment losses.

Intangible Assets and Goodwill

The Company's intangible assets are comprised of trade names and trademarks, license and customer and non-compete agreements. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. The Company amortizes its intangible assets over their respective useful lives. For the years ended December 31, 2023 and 2022, there was no impairment of goodwill.

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

The expected life of an instrument is calculated using the simplified method, which allows for using the mid-point between the vesting date and expiration date. The volatility factors are based on the historical two-year movement of the Company’s common stock prior to an instrument’s issuance date. The risk-free interest rate is based on United States Treasury rates with maturity periods similar to the expected instruments life on the issuance date.

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

(3) BUSINESS COMBINATIONS AND ASSET PURCHASES

Business Combinations

Ermont

On March 9, 2023, following approval by the Massachusetts Cannabis Control Commission (the "CCC"), the Company acquired the operating assets of Ermont, a medical-licensed vertical cannabis operator located in Quincy, Massachusetts. The Ermont Acquisition provided the Company with its third dispensary in Massachusetts, substantially completing its build-out to the maximum allowable by state regulations.

As consideration for the Ermont Acquisition, which totaled $13.0 million, the Company paid $3.0 million of cash, issued 6,580,390 shares of the Company's common stock with a fair value of $3.0 million, and issued a $7.0 million promissory note (the "Ermont Note" and collectively, the "Ermont Consideration"). The Ermont Note has a six-year term and bears interest at 6.0% per annum, with payments of interest-only for two years and thereafter, quarterly payments of principal and interest in arrears. The outstanding balance on the Ermont Note is subject to prepayment in the event the Company raises $75.0 million of equity capital. The Company recorded the Ermont Note at the present value o $4.6 million as of the Ermont Acquisition date. The difference between the resent value and face value of the Ermont Note is being amortized to interest expense through the term of such note.

The Company rebranded the dispensary as Panacea Wellness Dispensary and commenced medical sales immediately after the Ermont Acquisition Date. The Ermont Acquisition also includes a Host Community Agreement with the city of Quincy to conduct adult-use cannabis sales. The Company expects to commence adult-use sales upon approval by the CCC. The Company also plans to expand the existing medical dispensary to accommodate expected increased traffic associated with adult-use sales and to repurpose Ermont's existing cultivation facility for its pheno-hunting activities. The Company has moved its pheno-hunting activities out of the New Bedford facility to use the freed space to cultivate its Nature's Heritage flower.

The Company's consolidated statement of operations for the year ended December 31, 2023 includes $3.8 million of revenue and $2.4 million of net loss attributable to Ermont for the period since the Ermont Acquisition Date.

The Ermont Acquisition has been accounted for as a business combination. The Company did not assume any of Ermont's liabilities. A summary of the allocation of the Ermont Consideration to the acquired and identifiable intangible assets is as follows (in thousands):

Fair value of consideration transferred:
Cash consideration:
Cash paid	$3,000
Less cash acquired	(13)
Net cash consideration	2,987
Common stock	2,994
Promissory note	4,569
Total fair value of consideration	$10,550

Fair value of assets acquired:
Property and equipment	$800
Intangible assets:
Tradename and trademarks	1,063
Customer base	4,642
License	131
Goodwill	3,914
Fair value of net assets acquired	$10,550

The Company is amortizing the identifiable intangible assets arising from the Ermont Acquisition in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 10.71 years (see Note 11). Goodwill results from assets not separately identifiable as part of the transaction and is not deductible for tax purposes.

The following unaudited pro forma information presents the condensed combined results of MariMed and Ermont for the years ended December 31, 2023 and 2022 as if the Ermont Acquisition had been completed on January 1, 2022, with adjustments to give effect to pro forma events that are directly attributable to the Ermont Acquisition. These pro forma adjustments include amortization expense for the acquired intangible assets and interest expense related to the Ermont Note. Pro forma adjustments also include the elimination of acquisition-related and other expense directly attributable to the Ermont Acquisition from the year ended December 31, 2023 and inclusion of these expenses in the previous year.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of MariMed and Ermont. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the Ermont Acquisition occurred on January 1, 2022, nor are they intended to represent or be indicative of future results of operations. These unaudited pro forma results for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Year ended December 31,
	2023	2022
	(unaudited)
Revenue	$148,948	$139,857
Net (loss) income	$(17,210)	$6,292

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

The Kind Acquisition was accounted for as a business combination and the financial results of Kind have been included in the Company’s consolidated financial statements for the period subsequent to the Kind Acquisition Date. The Company’s financial results for the year ended December 31, 2022 include $8.1 million of revenue and a net loss of $1.5 million attributable to Kind. A summary of the allocation of Kind Consideration to the acquired assets, identifiable intangible assets and certain assumed liabilities is as follows (in thousands):

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

The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 5.77 years (see Note 11). Goodwill resulted from assets that were not separately identifiable as part of the transaction and was not deductible for tax purposes.

Concurrent with entering into the Kind membership purchase agreement, the Company entered into a membership interest purchase agreement with one of the members of Kind to acquire such member’s entire equity ownership interest in (i) Mari

Holdings MD LLC (“Mari-MD”), the Company’s majority-owned subsidiary that owns production and retail cannabis facilities in Hagerstown, MD and Annapolis, MD, and (ii) Mia Development LLC (“Mia”), the Company’s majority-owned subsidiary that owns production and retail cannabis facilities in Wilmington, DE. Upon the dismissal in September 2022 of the derivative claims in the DiPietro lawsuit (Note 21), the Company paid the aggregate purchase consideration of $2.0 million, and the transaction was completed, increasing the Company’s ownership of Mari-MD and Mia to 99.7% and 94.3%, respectively.

The following unaudited pro forma information presents the condensed combined results of MariMed and Kind for the year ended December 31, 2022 as if the Kind Acquisition had been completed on January 1, 2021, with adjustments to give effect to pro forma events that are directly attributable to the Kind Acquisition. These pro forma adjustments include the reversal of MariMed revenue and related cost of sales derived from Kind prior to the Kind Acquisition Date, amortization expense for the acquired intangible assets, depreciation expense for property and equipment acquired by MariMed as part of the Kind Acquisition, and interest expense related to the Kind Notes. Pro forma adjustments also include the elimination of acquisition-related and other expense directly attributable to the Kind Acquisition from the year ended December 31, 2022 and inclusion of these expenses in the previous year.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of MariMed and Kind. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the Kind Acquisition occurred on January 1, 2021, nor are they intended to represent or be indicative of future results of operations. These unaudited pro forma results for the year ended December 31, 2022 are as follows (in thousands):

(unaudited)
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

Asset Purchases

Green Growth Group Inc.

In January 2022, the Company entered into a stock purchase agreement to acquire 100% of the equity ownership of Green Growth Group Inc. (“Green Growth”), an entity that holds a craft cultivation and production cannabis license issued by the Illinois Department of Agriculture, in exchange for cash consideration of $1.9 million and shares of the Company’s common stock valued at $1.5 million. Concurrently, the Company made a good faith deposit of $0.1 million.

In April 2022, the Illinois Department of Agriculture approved the Company’s acquisition of Green Growth, and the purchase transaction (the “Green Growth Acquisition”) was completed on May 5, 2022 (the “Green Growth Acquisition Date”). The Company paid the remaining $1.8 million in cash and issued 2,343,750 shares of MariMed common stock to the sellers on the Green Growth Acquisition Date. With this license, the Company can cultivate up to 14,000 square feet of cannabis flowers and produce cannabis concentrates. The acquisition of this cannabis license allows the Company to be vertically integrated in Illinois by growing cannabis and producing cannabis products that can be distributed and sold at the Company-owned Thrive dispensaries and sold into the robust Illinois wholesale cannabis marketplace. The Company has allocated the purchase price to its licenses/customer base intangible asset.

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

The Greenhouse Naturals Acquisition was completed on December 30, 2022, upon the Company's payment of $0.1 million of cash and issuance of 2,000,000 shares of its common stock, with a fair value of $0.7 million, to the Greenhouse Naturals Sellers. The Company issued a note to the Greenhouse Naturals Sellers for the remaining $5.0 million of the cash purchase price (the "Greenhouse Naturals Note"), and has recorded it at the present value of $4.3 million. The difference between the face value of the Greenhouse Naturals Note and the value recorded is being amortized to interest expense over the term of such note. The final inspection by the Commonwealth of Massachusetts was completed in April 2023, and the Company opened the dispensary on April 25, 2023. The Company has allocated the purchase price to a licenses/customer base intangible asset, with an estimated useful life of 10 years.

Pending Acquisitions

Allgreens Dispensary, LLC ("Allgreens")

In August 2022, the Company entered into an agreement to purchase 100% of the membership interests in Allgreens Dispensary, LLC (the "Allgreens Agreement"), a conditional adult-use cannabis dispensary license in Illinois, for $2.25 million of cash and $1.0 million of promissory notes which the Company will issue to the Allgreens members at the time of closing (the "Allgreens Notes"). Completion of the acquisition is dependent upon certain conditions, including resolution of any remaining legal challenges affecting nearly 200 social equity dispensary licenses, and regulatory approval of the acquisition. If the closing conditions are met and the acquisition is completed, which the Company expects to occur in 2024, the Company will have five adult-use dispensaries operating in Illinois. For the interim period until the acquisition is completed, the Company has entered into a management agreement with Allgreens, under which the management fees are calculated as a percentage of Allgreens' revenue. In connection with this agreement, the Company recorded expenses related to Allgreens aggregating approximately $164,000 in the year ended December 31, 2023 as a component of Investments, net of current portion in the Company's consolidated balance sheet (see Note 9).

Pursuant to the Allgreens Agreement, as of December 31, 2023, the Company had made payments aggregating $1.375 million to the Allgreens members, with additional cash payments aggregating $0.875 million to be made as specific milestones as defined in the Allgreens Agreement are reached. The Allgreens Notes will mature one year from the date the dispensary is permitted to commence operations.

Robust Missouri Process and Manufacturing 1, LLC ("Robust")

In September 2022, the Company entered into an agreement to acquire 100% of the membership interests in Robust Missouri Processing and Manufacturing 1, LLC (the "Robust Agreement"), a Missouri wholesaler and processor, for $0.7 million of cash. Completion of the acquisition is dependent upon obtaining all requisite approvals from the Missouri Department of Health and Senior Services, which is expected to occur in 2024. Under the Robust Agreement, the Company made an initial advance payment of $350,000 to the Robust members, with an additional payment of $350,000 to be made at closing.

Cancelled Acquisition

The Harvest Foundation LLC

In 2019, the Company entered into a purchase agreement to acquire 100% of the ownership interests of The Harvest Foundation LLC (“Harvest”), the Company’s cannabis-licensed client in the State of Nevada. The purchase price was comprised of the issuance of 1,000,000 restricted shares of the Company’s common stock in the aggregate, to two owners of Harvest as a good faith deposit, which were issued upon execution of the purchase agreement (the "Deposit Shares"). The Company recorded the Deposit Shares at par value at the time of issuance, since the transaction had not yet been consummated. In addition, $1.2 million of the Company’s common stock would be issued at closing and warrants to purchase 400,000 shares of the Company’s common stock, at an exercise price equal to the closing price of the Company’s common stock, would be granted on the day prior to legislative approval of the transaction.

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

The regulatory approval process for license transfers in Nevada experienced significant delays as a result of multiple factors, including the impact of COVID. Additionally, the progress of this potential acquisition had been delayed as a result of actions taken by the Nevada Cannabis Control Board (the "CCB") relating to regulatory operating violations by Harvest. Harvest was unable to negotiate a settlement with the CCB to resolve these violations, which would have allowed it to proceed with the sale. In October 2022, the CCB issued an order approving the placement of a receiver to oversee Harvest and its licenses. The Company monitored the status of these regulatory matters, and ultimately determined that it should withdraw from the agreement to purchase Harvest, and submitted such request to the CCB. The CCB accepted the request by the Company, releasing the Company from the liabilities related to this cancelled transaction. In connection with the cancellation of this transaction, the Deposit Shares were returned to the Company in December 2023, and they were restored to the status of authorized but unissued shares of the Company's common stock. The return of the Deposit Shares was recorded at par value and is included as a component of stockholders' equity in the consolidated balance sheet at December 31, 2023.

(4) (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during the period. For periods in which the Company reports net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive.

The calculations of shares used to compute net earnings per share were as follows (in thousands):

	Year ended December 31,
	2023	2022
Weighted average shares outstanding - basic	363,403	337,697
Potential dilutive common shares	—	42,592
Weighted average shares outstanding - diluted	363,403	380,289

(5) ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following (in thousands):

	Year ended December 31,
	2023	2022
Accounts receivable	7,963	8,760
Allowance for doubtful accounts	(764)	(4,603)
Accounts receivable, net	7,199	4,157

The Company maintains an allowance against trade accounts receivable (the "AR Allowance"), and had previously also reserved against cash advanced by the Company to a cannabis-licensed client or working capital purposes (the "WC Reserve"), both of which were reported as components of the allowance for doubtful accounts in the Company's consolidated balance sheets. The Company's allowance for doubtful accounts activity was as follows (in thousands):

Year ended December 31,	Balance at beginning of year	Charges to expense	Charges (credits) to other accounts	Write-offs	Balance at end of year
2023	$4,603	$118	$—	$(3,957)	$764
2022	$41,401	$3,752	$(11,300)	$(29,250)	$4,603

The amount reported under "Charges (credits) to other accounts" for the year ended December 31, 2022 represents the elimination of the reserve for trade receivables from a former client of the Company's in connection with the purchase accounting when the Company acquired this client. Of the amount reported under "Write-offs" for the year ended December 31, 2022, $29.0 million represents the write-off of a fully reserved trade receivable from a related party in connection with that party's bankruptcy declaration.

(6) DEFERRED RENTS RECEIVABLE

The Company is the lessor under operating leases which contain rent holidays, escalating rents over time, options to renew, requirements to pay property taxes, insurance and/or maintenance costs, and prior to the third quarter of 2022, contingent rental payments based on a percentage of monthly tenant revenue. The Company is not the lessor under any finance leases.

The Company recognizes fixed rental receipts from such lease agreements on a straight line basis over the expected lease term. Differences between amounts received and amounts recognized are recorded in Deferred rents receivable in the consolidated balance sheets. Contingent rentals are recognized only after tenants’ revenue is finalized and if such revenue exceeds certain minimum levels.

The Company currently leases a cannabis cultivation, processing and dispensary facility that it owns in Delaware to a cannabis-licensed client under a triple net lease that expires in 2035. Prior to the Kind Acquisition Date, the Company had leased a cultivation and processing facility that it owns in Maryland to Kind. The Company had also previously leased a portion of a third owned property in Massachusetts under a lease that expired in February 2023, after which the tenant continued to rent the space on a month-to-month basis through November 2023. The Company does not intend to lease this space again, as it plans to use this space to expand its cultivation footprint.

The Company currently subleases two properties - a cannabis production facility with offices under a sublease that expires in January 2026 and contains an option to negotiate an extension of the sublease term and a dispensary under a sublease that expires in April 2027. The Company also subleases a portion of a third property that it developed into a cultivation facility under a sublease that expires in March 2030, with an option to extend the term for three additional five-year periods. The Company intends to develop the remaining space of this property into a processing facility. These properties are all subleased to a cannabis-licensed client in Delaware.

The Company received rental payments aggregating $2.0 million and $3.0 million in the years ended December 31, 2023 and 2022, respectively. The Company recognized rental revenue on a straight line basis totaling $1.5 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively.

Future minimum rental receipts for non-cancellable leases and subleases as of December 31, 2023 were as follows (in thousands):

Year ending December 31,
2024	$1,200
2025	1,200
2026	1,058
2027	931
2028	931
Thereafter	2,714
Total	$8,034

(7) NOTES RECEIVABLE

Notes receivable, including accrued interest, at December 31, 2023 and 2022, was comprised of the following (in thousands):

	December 31,
	2023	2022
First State Compassion Center ("FSCC Initial Note")	$—	$328
First State Compassion Center ("FSCC Secondary Notes")	—	8,160
First State Compassion Center ("FSCC New Note")	—	750
Healer LLC	866	866
Total notes receivable	866	10,104
Less: Notes receivable, current portion	(52)	(2,637)
Notes receivable, net of current	$814	$7,467

First State Compassion Center

Omnibus Agreement

On July 1, 2023 (the "Omnibus Agreement Date"), the Company entered into an Omnibus Agreement with First State Compassion Center ("FSCC"), the Company's cannabis-licensed client in Delaware: (a) consolidating all amounts owed by FSCC to the Company and its affiliated entities as described below, aggregating $11.0 million (the "Omnibus Agreement"); (b) providing for the automatic conversion of all amounts owed by FSCC to the Company, upon the approval of adult cannabis use in Delaware, into 100% ownership of FSCC's licenses and business; and (c) extending to FSCC, in the Company's sole discretion, up to an additional $2.0 million of working capital loans. The Omnibus Agreement has a term of five years, with an automatic five-year extension if adult cannabis use is not approved in Delaware by the maturity date, and bears interest, compounded semiannually and payable annually, at the appropriate rate of interest in effect under Sections 1274(d), 482 and 7872 of the Internal Revenue Code of 1986, as amended, as calculated under Rev. Ruling 86-17, 1986-1 C.B. 377, for the period for which the amount of interest is being determined. The state of Delaware recently approved the adult use of cannabis, with the implementation period expected to extend through approximately November 2024. The Omnibus Agreement is reported as a component of Other assets in the consolidated balance sheet at December 31, 2023.

Notes Receivable From FSCC Prior to the Omnibus Agreement Date

The notes receivable from FSCC described below in the aggregate were converted into the Omnibus on the Omnibus Agreement Date:

•FSCC issued a 10-year promissory note to the Company in May 2016 for $0.7 million, which bore interest at a rate of 12.5% per annum and matured in April 2026, as amended (the “FSCC Initial Note”). The monthly payments on the FSCC Initial Note were approximately $10,000. At December 31, 2022, the current portion of the FSCC Initial Note was approximately $85,000, and is included in Notes receivable, current portion, in the consolidated balance sheet.

•In December 2021, the Company converted financed trade accounts receivable balances from FSCC aggregating $7.8 million into notes receivable, which was net of the $1.3 million debt issuance discount recorded in connection with the conversion, whereby FSCC issued promissory notes aggregating $7.8 million to the Company (the “FSCC Secondary Notes”). The FSCC Secondary Notes bore interest at a rate of 6.0% per annum and matured in December 2025. FSCC was required to make periodic payments of principal and interest throughout the term of the FSCC Secondary Notes. At December 31, 2022, the FSCC Secondary Notes balance included approximately $49,000 of unpaid accrued interest. The Company had granted FSCC an interest holiday in 2023 from January 1, 2023 through the Omnibus Agreement Date and accordingly, no interest was accrued in 2023. At December 31, 2022, the current portion of the FSCC Secondary Notes aggregated $2.5 million.

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

•In the second quarter of 2023, the Company converted $879,000 due from FSCC into a note receivable.

Healer LLC

In March 2021, the Company was issued a promissory note in the principal amount of approximately $894,000 (the "Revised Healer Note") from Healer LLC, an entity that provides cannabis education, dosage programs, and products developed by Dr. Dustin Sulak ("Healer"). The principal balance of the note represents previous loans extended to Healer by the Company totaling $0.8 million, plus approximately $94,000 of accrued interest through the Revised Healer Note issuance date. The Revised Healer Note bears interest of 6.0% per annum and requires quarterly payments of interest through its April 2026 maturity date.

The Company has the right to offset any licensing fees payable by the Company to Healer in the event Healer fails to make any payment when due. In 2021, the Company offset approximately $28,000 of licensing fees payable to Healer against the principal balance of the Revised Healer Note, reducing the principal balance to approximately $866,000.

At each of December 31, 2023 and 2022, the total amounts of principal and accrued interest due under the Revised Healer Note were approximately $866,000, of which approximately $52,000 was current.

(8) INVENTORY

Inventory at December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Plants	$3,296	$2,653
Ingredients and other raw materials	4,932	3,255
Work-in-process	9,663	7,635
Finished goods	7,415	5,934
Total inventory	$25,306	$19,477

(9) INVESTMENTS

The Company's investments at December 31, 2023 and 2022 were all classified as current and were comprised of the following (in thousands):

	December 31,
	2023	2022
Investment - current:
WM Technology Inc.	$88	$123

Investments - noncurrent:
Artis LLC (d/b/a Little Dog)	$57	$—
Allgreens	164	—
Total investments - noncurrent	$221	$—

The Company did not have any noncurrent investments at December 31, 2022.

WM Technology Inc.

In February 2022, the Company received 121,698 shares of common stock of WM Technology Inc. (Nasdaq: MAPS) (the "WMT Shares"), a technology and software infrastructure provider to the cannabis industry, which represented the Company's pro rata share of the additional consideration pursuant to a 2021 asset purchase agreement between the

Company and Members RSVP LLC. The Company recognized losses of approximately $35,000 and $0.8 million in the years ended December 31, 2023 and 2022, respectively, which amounts represent the changes in the fair value of the WMT Shares, and which are included as components of Other (expense) income, net, in the consolidated statements of operations.

Artis LLC (d/b/a Little Dog)

In April 2023, the Company purchased a 49% interest in Artis LLC, d/b/a Little Dog ("Little Dog"), a cannabis delivery service (the "Little Dog Investment") for approximately $98,000 of cash. The Company recognizes changes in the fair value of the Little Dog Investment based on its proportional share of Little Dog's net income (loss). During the year ended December 31, 2023, the Company recognized a loss in the Little Dog Investment of approximately $41,000, which is included as a component of Other (expense) income, net, in the consolidated statement of operations.

Allgreens

In connection with the pending acquisition of Allgreens and the management agreement the Company entered into with Allgreens for the interim period prior to the completion of the acquisition (see Note 3), the Company recorded expenses related to Allgreens aggregating approximately $164,000 for the year ended December 31, 2023 as a component of Investments, net of current portion.

Flowr Corp.

In December 2021, the Company received shares of Flowr Corp. common stock (the "Flowr Stock") arising from the sale of the Company's ownership interest in Terrace Inc., which was sold to Flowr Corp. (TSX.V: FLWR; OTC: FLWPF).The Flowr Stock was recorded at fair value, with changes in fair value recorded as a component of Other (expense) income, net, in the consolidated statements of operations. The Company recorded a loss of $0.3 million in the year ended December 31, 2022, comprised of the loss on the change in the Flowr Investment for the year, plus the $61,000 write-off of the remaining fair value of the Flowr Investment in December 2022 arising from Flowr's bankruptcy filing and delisting from the exchanges on which the Flowr Stock traded.

(10) PROPERTY AND EQUIPMENT

The Company's property and equipment, net, at December 31, 2023 and 2022 was comprised of the following (in thousands):

	December 31,
	2023	2022
Land	$4,819	$4,450
Buildings and building improvements	54,737	43,542
Tenant improvements	25,451	17,016
Furniture and fixtures	2,191	2,009
Machinery and equipment	16,394	10,087
Construction in progress	427	4,761
	104,019	81,865
Less: accumulated depreciation	(14,916)	(10,224)
Property and equipment, net	$89,103	$71,641

During the years ended December 31, 2023 and 2022, additions to property and equipment totaled $20.4 million and $18.6 million, respectively. Of the additions to property and equipment, $0.3 million of such additions in each of the years ended December 31, 2023 and 2022, were paid for by the issuance of Company common stock.

Depreciation expense for the years ended December 31, 2023 and 2022 was $5.5 million and $3.4 million, respectively.

(11) INTANGIBLE ASSETS AND GOODWILL

The Company's acquired intangible assets at December 31, 2023 and 2022 consisted of the following (in thousands):

December 31, 2023	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Trade name and trademarks	7.11	$3,104	$1,335	$1,769
Licenses and customer base	9.15	18,033	2,797	15,236
Non-compete agreements	2.00	42	35	7
	8.84	$21,179	$4,167	$17,012

December 31, 2022	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Trade name and trademarks	3.00	$2,041	$453	$1,588
Licenses and customer base	8.94	13,260	675	12,585
Non-compete agreements	2.00	42	14	28
	8.13	$15,343	$1,142	$14,201

Estimated future amortization expense for the Company’s intangible assets at December 31, 2023 was as follows (in thousands):

Year ending December 31,
2024	$3,254
2025	2,772
2026	2,344
2027	2,191
2028	2,191
Thereafter	4,260
Total	$17,012

The changes in the carrying value of the Company’s goodwill in the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year ended December 31,
	2023	2022
Balance at January 1,	$8,079	$2,068
Ermont Acquisition	3,914	—
Kind Acquisition	—	6,011
Balance at December 31,	$11,993	$8,079

Goodwill is tested on an annual basis for impairment. The Company performs its annual goodwill impairment test as of December 31. Based on these tests, the Company determined that there was no goodwill impairment in the years ended December 31, 2023 and 2022.

(12) TERM LOAN

Credit Agreement

On January 24, 2023 (the "Term Loan Date"), the Company entered into a Loan and Security Agreement, by and among the Company, subsidiaries of the Company from time to time party thereto (collectively with the Company, the “CA Borrowers”), lenders from time to time party thereto (the “CA Lenders”), and Chicago Atlantic Admin, LLC (“Chicago Atlantic”), as administrative agent for the Lenders (the "CA Credit Agreement").

Proceeds from the CA Credit Agreement were designated to complete the build-out of a new cultivation and processing facility in Illinois, complete the build-out of a new processing kitchen in Missouri, expand existing cultivation and processing facilities in Massachusetts and Maryland, fund certain capital expenditures, and repay in full the Kind Notes incurred in connection with the Kind Acquisition, which repayment occurred on January 24, 2023 (see Note 13). The remaining balance, if any, was expected to be used to fund acquisitions.

Principal, Security, Interest and Prepayments

The CA Credit Agreement provided for $35.0 million in principal borrowings at the CA Borrowers’ option in the aggregate and further provided the CA Borrowers with the right, subject to customary conditions, to request an additional incremental term loan in the aggregate principal amount of up to $30.0 million, provided that the CA Lenders elected to fund such incremental term loan. $30.0 million of loan principal was funded at the initial closing (the "Term Loan"), which amount was reduced by an original issuance discount of $0.9 million (the "CA Original Issuance Discount"). The Company had the option, during the six-month period following the initial closing, to draw down an additional $5.0 million, which it did not elect to do. The loan required scheduled amortization payments of 1.0% of the principal amount outstanding under the CA Credit Agreement per month commencing in May 2023, and the remaining principal balance was due in full on January 24, 2026, subject to extension to January 24, 2028 under certain circumstances.

The CA Credit Agreement provided the CA Borrowers with the right, subject to specified limitations, to incur (a) seller provided debt in connection with future acquisitions, (b) additional mortgage financing from third-party lenders secured by real estate currently owned and acquired after the closing date, and (c) additional debt in connection with equipment leasing transactions.

The obligations under the CA Credit Agreement were secured by substantially all of the assets of the CA Borrowers, excluding specified parcels of real estate and other customary exclusions.

The CA Credit Agreement provided for a floating annual interest rate equal to the prime rate then in effect plus 5.75%, which rate could be increased by 3.00% upon an event of default or 7.50% upon a material event of default as provided in the CA Credit Agreement.

At any time, the Company could voluntarily prepay amounts due under the facility in $5.0 million increments, subject to a three-percent prepayment premium and, during the first 20-months of the term, a “make-whole” payment.

Representations, Warranties, Events of Default and Certain Covenants

The CA Credit Agreement included customary representations and warranties and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.

The CA Credit Agreement also included customary negative covenants limiting the CA Borrowers’ ability to incur additional indebtedness and grant liens that were otherwise not permitted, among others. Additionally, the CA Credit Agreement required the CA Borrowers to meet certain financial tests. The Company was in compliance with the CA Credit Agreement covenants at all times while the Term Loan was outstanding.

Warrant Issuance

The CA Credit Agreement provided for 30% warrant coverage against amounts funded under the facility, priced at a 20% premium to the trailing 20-day average price on the closing date of each such funding. At the initial closing, upon funding of the initial $30.0 million under the facility, the Company issued to the CA Lenders an aggregate of 19,148,936 warrants to purchase shares of the Company’s common stock at $0.47 per share, exercisable for a five-year period following issuance.

The Company recorded the warrants at present value of $5.5 million as a component of Additional paid-in capital on the consolidated balance sheet as of January 24, 2023, and discounted the Term Loan amount by $5.5 million (the "CA Warrant Discount"). The Company was amortizing the CA Warrant Discount to interest expense over the term of the CA Credit Agreement.

Prepaid Debt Issuance Costs

The Company incurred $1.8 million of third party costs (i.e., legal fees, referral fees, etc.) in connection with the Term Loan that were recorded as a discount to the Term Loan (the "CA Third-Party Costs Discount"). The Company was amortizing the CA Third-Party Costs Discount to interest expense over the term of the CA Credit Agreement.

Repayment and Retirement of Term Loan

On November 16, 2023 (the "Payoff Date"), the Company repaid and retired the Term Loan (the "Term Loan Payoff") using proceeds from a new $58.7 million loan entered into on the same day (see Note 13). The Term Loan Payoff amount totaled $32.7 million, comprised of $28.5 million for the outstanding principal, $3.7 million for the make-whole payment, $0.2 million for accrued unpaid interest and $0.3 million for transaction-related fees.

The Company recognized a loss of $10.2 million in connection with the Term Loan Payoff, which is the primary component of Loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2023.

Interest Amortization

The Company recorded $2.1 million of aggregate interest amortization from the Term Loan Date to the Payoff Date related to the CA Original Issuance Discount, CA Warrant Discount and CA Third Party Costs Discount.

(13) MORTGAGES AND NOTES PAYABLE

The Company's mortgages and notes payable balances at December 31, 2023 and 2022 were comprised of the following (in thousands):

	December 31,
	2023	2022
Construction to Permanent Commercial Real Estate Mortgage Loan ("CREM Loan")	$52,083	$—
Bank of New England New Bedford, MA and Middleborough, MA properties	—	12,141
Bank of New England Wilmington, DE property	1,219	1,345
DuQuoin State Bank Anna, IL and Harrisburg, IL properties	719	750
DuQuoin State Bank Metropolis, IL property	2,472	2,508
DuQuoin State Bank Mt. Vernon, IL property	2,923	2,974
South Porte Bank Mt. Vernon, IL property	—	801
Promissory note issued as purchase consideration - Ermont Acquisition	2,591	—
Promissory note issued as purchase consideration - Greenhouse Naturals Acquisition	4,190	4,348
Promissory note issued as purchase consideration - Kind Acquisition	—	4,802
Promissory notes issued to purchase motor vehicles	178	48
Total mortgages and notes payable	66,375	29,717
Less: Mortgages and notes payable, current portion	(723)	(3,774)
Mortgages and notes payable, net of current	$65,652	$25,943

Mortgages

CREM Loan

On November 16, 2023, Mari Holdings MD LLC, Hartwell Realty Holdings LLC, Kind Therapeutics USA, LLC, ARL Healthcare Inc., and MariMed Advisors, Inc., each a wholly-owned direct or indirect subsidiary of the Company (collectively, the "CREM Borrowers") entered into a Loan Agreement (the "CREM Loan Agreement"), by and among the CREM Borrowers, and Needham Bank, a Massachusetts co-operative bank (the "CREM Lender") pursuant to which the CREM Lender loaned to the CREM Borrowers an aggregate principal amount of $58.7 million (the "CREM Loan Transaction"). The Company has fully guaranteed the obligations of the CREM Borrowers under the CREM Loan Transaction and pledged to the CREM Lender its equity ownership in each CREM Borrower. The CREM Lender has a first priority security interest in all of the CREM Borrowers' operating assets in Maryland and Massachusetts and first priority mortgages on the CREM Borrowers' properties owned in Maryland and Massachusetts.

The CREM Loan Transaction matures in ten years and has an interest rate for the initial five years of 8.43% per annum. The interest rate will reset after five years to the FHLB Rate (the Classic Advance Rate for Fixed Rate advances for a period of five years for an amount greater than or equal to the loan amount, as such rate is defined and published by the Federal Home Loan Bank of Boston), plus 3.50%. The Company will make interest-only payments for the first twelve months of the term of the loan, with payments thereafter based upon a twenty-year amortization schedule.

The CREM Lender initially released $52.8 million to the CREM Borrowers (the "Initial CREM Distribution"). The remaining proceeds of $5.9 million will be held in escrow to complete the expansion of the Company's Hagerstown, Maryland cultivation facility (the "Hagerstown Facility"). Any unused proceeds will be released to the Company after completion of the Hagerstown Facility expansion. The Company used $46.8 million of the Initial CREM Distribution to fully repay certain of its outstanding debt. These payments were comprised of $32.7 million to pay off the Term Loan, $11.9 million to pay off the mortgage with Bank Of New England for the New Bedford, MA and Middleborough, MA properties, and $2.2 million to reduce the outstanding balance of the note issued by the Company in connection with the Ermont Acquisition.

The Company incurred bank closing costs and third party costs (i.e., legal fees, etc.) aggregating $1.5 million in connection with the CREM Loan Transaction, which have been recorded as a discount to the Loan Transaction (the "CREM Closing Costs Discount"), and which are being amortized to interest expense over the term of the CREM Loan Transaction. The Company recorded nominal interest amortization in the year ended December 31, 2023 related to the CREM Closing Costs Discount.

The CREM Loan Agreement includes customary representations and warranties and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. The CREM Loan Agreement also includes customary negative covenants limiting the CREM Borrowers' (but not the Company's) ability to incur additional indebtedness and grant liens that are otherwise not permitted, among others. The CREM Loan Agreement also requires the CREM Borrowers to meet certain periodic financial tests.

Bank of New England (New Bedford, MA and Middleborough, MA)

The Company maintained an amended and restated mortgage secured by the Company’s properties in New Bedford, MA and Middleborough, MA in the original amount of $13.0 million and bearing interest of 6.5% per annum that would mature in August 2025 (the “Refinanced Mortgage”). The outstanding principal balance of the Refinanced Mortgage was $12.1 million at December 31, 2022, of which approximately $382,000 was current. On November 16, 2023, the Company used $11.9 million of the proceeds from the CREM Loan Transaction to pay the outstanding principal of the Refinanced Mortgage, and such mortgage was retired. The Company recorded a loss of $0.2 million on the early repayment of the Refinanced Mortgage, which amount is included as a component of Loss on extinguishment of debt in the Company's consolidated statement of operations or the year ended December 31, 2023. Concurrent with the repayment of the Refinanced Mortgage, the Company refinanced the properties through the CREM Loan and accordingly, effective November 16, 2023, the mortgage on these properties is held by Needham Bank, which mortgage matures in 2033 and which outstanding amount is included as a component of the CREM Loan outstanding balance.

Bank of New England (Wilmington, DE)

The Company maintains a mortgage with Bank of New England for the 2016 purchase of a building in Wilmington, DE, which was developed into a cannabis seed to sale facility and is currently leased to the Company’s cannabis-licensed client in that state. The mortgage matures in 2031, with monthly principal and interest payments at a rate of 5.25% per annum, with the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25% per annum. At December 31, 2023 and 2022, the outstanding principal balance on this mortgage was $1.2 million and $1.3 million, respectively, of which approximately $133,000 and $126,000, respectively, was current.

DuQuoin State Bank (Anna, IL and Harrisburg, IL)

In May 2016, the Company entered into a mortgage agreement with DuQuoin State Bank (“DSB”) for the purchase of properties in Anna, IL and Harrisburg, IL, which the Company developed into two free-standing retail dispensaries. On May 5th of each year of the mortgage agreement, this mortgage is due to be repaid unless it is renewed for another year at a rate determined by DSB’s executive committee. The mortgage was renewed in May 2022 at a rate of 6.75% per annum. At December 31, 2023 and 2022, the outstanding principal balance on this mortgage approximated $719,000 and $750,000 respectively, of which approximately $27,000 and $36,000, respectively, was current.

DuQuoin State Bank (Metropolis, IL)

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, IL. The purchase price consisted of 750,000 shares of the Company’s common stock, which were valued at $0.7 million in the aggregate on the date of the transaction, and payoff of the seller’s remaining mortgage of $1.6 million. In connection with this purchase, the Company entered into an additional mortgage agreement with DSB in the amount of $2.7 million that matures in July 2041 and initially bears interest at a rate of 6.25% per annum, which rate is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. At each of December 31, 2023 and 2022, the outstanding principal balance on this mortgage was $2.5 million, of which approximately $46,000 and $77,000, respectively, was current.

DuQuoin State Bank (Mt. Vernon, IL)

In July 2022, Mari Holdings Mt. Vernon LLC, a wholly-owned subsidiary of the Company, entered into a $3.0 million loan agreement and mortgage with DSB secured by property owned in Mt. Vernon, IL, which the Company is developing into a grow and production facility (the "DSB Mt. Vernon Mortgage"). The DSB Mt. Vernon Mortgage has a 20-year term and initially bears interest at the rate of 7.75%, subject to upward adjustment on each annual anniversary date to the Wall Street Journal United States Prime Rate (with an interest rate floor of 7.75%). The proceeds of the loan are being utilized for the build-out of the property and other working capital purposes. The current portion of the DSB Mt. Vernon Mortgage was approximately $48,000 and $68,000 at December 31, 2023 and 2022, respectively.

South Porte Bank (Mt. Vernon, IL)

In February 2020, the Company entered into a mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, IL (the "South Porte Bank Mortgage"). Beginning in August 2021, pursuant to an amendment to the South Porte Bank Mortgage, the monthly payments of principal and interest aggregated approximately $6,000, with such payment amounts effective through June 2023, at which time all remaining principal, interest and fees were due. On May 26, 2023, the Company repaid the outstanding balance on the South Porte Bank Mortgage, which totaled approximately $778,000. In January 2024, the Company refinanced this property and entered into a $1.2 million mortgage with DSB.

Promissory Notes

Promissory Note Conversion

In the first quarter of 2022, a noteholder converted the outstanding principal balance of $0.4 million into 1,142,858 shares of the Company's common stock and such note was retired. The Company did not record any gains or losses arising from this conversion.

Promissory Notes Issued as Purchase Consideration

Ermont Acquisition

In connection with the Ermont Acquisition, the Company issued the Ermont Note (see Note 3), totaling $7.0 million. The Ermont Note matures in March 2029 and bears interest at 6.0% per annum, with payments of interest-only for two years, and quarterly payments of principal and interest in arrears thereafter. The outstanding balance on the Ermont Note is subject to prepayment in full in the event the Company raises $75.0 million or more of equity capital. The Company recorded the Ermont Note at a present value of $4.6 million. This amount is net of the $2.4 million recorded as a debt discount, which is being accreted through the term of the Ermont Note to interest expense. As discussed above, on November 26, 2023, the Company used $2.2 million of the proceeds from the CREM Loan Transaction to reduce the outstanding balance of the Ermont Note. The fair value of the Ermont Note was $2.6 million at December 31, 2023, all of which was recorded as noncurrent, as the first scheduled principal payment is not due until two years after the Ermont Acquisition Date.

Greenhouse Naturals Acquisition

In connection with the Greenhouse Naturals Acquisition, the Company issued the Greenhouse Naturals Note (see Note 3) totaling $5.0 million, to the Greenhouse Naturals Sellers, payable on a monthly basis as a percentage of the monthly gross sales of the Company's Beverly, Massachusetts dispensary (the "Beverly Dispensary"). The Company recorded $0.7 million as a debt discount, which is being accreted to interest expense through the term of the Greenhouse Naturals Note. The difference between the face value of the Greenhouse Naturals Note and the value recorded at the time of the Greenhouse Naturals Acquisition is being amortized to interest expense over the term of such note, which matures in July 2026. In the third quarter of 2023, the Company updated its forecast of revenue attributable to the Beverly Dispensary and accordingly, adjusted the schedule of estimated future payments on the Greenhouse Naturals Note. The fair value of the Greenhouse Naturals Note was $4.2 million and $4.3 million at December 31, 2023 and 2022, respectively. The Company estimated that the current portion of the Greenhouse Naturals Note was $0.3 million and $0.9 million at December 31, 2023 and 2022, respectively, which amounts are included in Mortgages and notes payable, current portion, in the Company's consolidated balance sheets.

Kind Acquisition

In connection with the Kind Acquisition, the Company issued the Kind Notes (see Note 3) to the Kind Sellers. The Kind Notes had an aggregate outstanding balance of $5.5 million at December 31, 2022, of which $1.6 million was current.

On January 24, 2023, in connection with the CA Credit Agreement (see Note 12), the Company repaid the Kind Notes in full, aggregating $5.4 million, including approximately $420,000 of accrued interest. There was no penalty in connection with the early repayment of the Kind Notes.

Promissory Notes Issued to Purchase Commercial Vehicles

The Company entered into three note agreements to purchase commercial vehicles in the year ended December 31, 2023; in August 2023 with Ally Financial, in April 2023 with Ford Credit, and in January 2023 with Ally Financial. The Company had previously entered into note agreements to purchase commercial vehicles in August 2020 with First Citizens' Federal Credit Union and in June 2021 with Ally Financial. At December 31, 2023, the five outstanding notes had an aggregate outstanding balance of approximately $178,000, of which approximately $33,000 was current. At December 31, 2022, there were two outstanding notes with an aggregate outstanding balance of approximately $48,000, of which approximately $12,000 was current. The weighted average interest rates of the outstanding balances were 11.07% and 8.19% at December 31, 2023 and 2022, respectively. The weighted average remaining terms of these notes were 4.61 years and 4.07 years at December 31, 2023 and 2022, respectively.

(14) MEZZANINE EQUITY

Series B Convertible Preferred Stock

The Company's outstanding Series B convertible preferred stock (the "Series B Stock") is held by three institutional shareholders (the “Series B Holders”). The Series B Holders are entitled to cast the number of votes equal to the number of shares of common stock into which the shares of Series B Stock are convertible, together with the holders of common stock as a single class, on most matters. However, the affirmative vote or consent of the Series B Holders voting separately as a class is required for certain acts taken by the Company, including the amendment or repeal of certain charter provisions, liquidation or winding up of the Company, creation of stock senior to the Series B Stock, and/or other acts as defined in the Series B Stock certificate of designation.

The Series B Stock shall, with respect to dividend rights and rights on liquidation, winding up and dissolution, rank senior to the Company’s common stock. The Company shall not declare, pay, or set aside any dividends on shares of any other class or series of capital stock of the Company unless the Series B Holders then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series B Stock in an amount calculated pursuant to the Series B Stock certificate of designation.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Series B Holders then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to $3.00, plus any dividends declared but unpaid thereon, with any remaining assets distributed on a prorated basis among the holders of the shares of Series B Stock and common stock, based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to common stock.

At any time on or prior to the six-year anniversary of the issuance date of the Series B Stock, (i) the Series B Holders have the option to convert their shares of Series B Stock into common stock at a conversion price of $3.00 per share, without the payment of additional consideration, and (ii) the Company has the option to convert all, but not less than all, of the shares of Series B Stock into the Company's common stock at a conversion price of $3.00 if the daily volume weighted average price of common stock (the “VWAP”) exceeds $4.00 per share for at least twenty consecutive trading days prior to the date on which the Company gives notice of such conversion to the Series B Holders.

On the day following the six-year anniversary of the 2020 issuance of the Series B Stock, all outstanding shares of Series B Stock shall automatically convert into common stock as follows:

If the sixty-day VWAP is less than or equal to $0.50 per share, the Company shall have the option to:
•convert all shares of Series B Stock into shares of the Company's common stock at a conversion ratio of 1:1 (4,908,333 shares), subject to adjustment upon the occurrence of certain events and pay cash to the Series B Holders equal to the difference between the sixty-day VWAP and $3.00 per share; or
•pay cash to the Series B Holders equal to $3.00 per share ($14,725,000).

If the sixty-day VWAP is greater than $0.50 per share, the Company shall have the option to
•convert all shares of Series B Stock into shares of common stock at a conversion price per share equal to $3.00 per share divided by the sixty-day VWAP;
•pay cash to the Series B Holders equal to $3.00 per share ($14,725,000); or
•convert a number of shares of Series B Stock, such number at the Company's sole discretion into shares of the Company's common stock valued at the sixty-day VWAP (the "Conversion Value") and pay cash to the Series B Holders equal to the difference between $14,725,000 and the Conversion Value (shares issued multiplied by the sixty-day VWAP).

The Company shall at all times when the Series B Stock is outstanding, reserve and keep available such number of its duly authorized shares of common stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of Series B Stock.

Series C Convertible Preferred Stock

In March 2021, the Company entered into a securities purchase agreement with Hadron Healthcare Master Fund (“Hadron”) with respect to a financing facility of up to $46.0 million in exchange for newly-designated Series C convertible preferred stock of the Company and warrants to purchase the Company’s common stock (the "Hadron Agreement"). At that time, Hadron purchased $23.0 million of Units at a price of $3.70 per Unit. Each Unit is comprised of one share of Series C preferred stock and a four-year warrant to purchase two and one-half shares of common stock. The Company issued to Hadron 6,216,216 shares of Series C preferred stock and warrants to purchase up to an aggregate of 15,540,540 shares of common stock. Each share of Series C preferred stock is convertible, at the holder’s option, into five shares of MariMed common stock, and each warrant is exercisable at an exercise price of $1.087 per share. The warrants are subject to early termination if certain milestones are attained and the market value of the Company’s common stock reaches certain predetermined levels.

Provided that at least 50.0% of the shares of Series C convertible preferred stock remained outstanding, the holders had the right to appoint one observer to the Company’s board of directors (the "Board") and to each of its Board committees, and appoint a member to the Company’s B if and when a seat became available, at which time the observer roles would terminate. The transaction also imposed certain covenants on the Company with respect to the incurrence of new indebtedness, the issuance of additional shares of any designation of preferred stock, and the payment of distributions.

On August 4, 2022, the Company and Hadron entered into a second amendment to the Hadron Agreement pursuant to which, inter alia, (i) Hadron's obligation to provide any further funding to the Company and the Company's obligation to sell any further securities to Hadron was terminated, (ii) Hadron's right to appoint a designee to the Board was eliminated, and (iii) certain covenants restricting the Company's incurrence of new indebtedness were eliminated.

During the year ended December 31, 2023, in three separate transactions, the Company converted, at Hadron's request in accordance with the terms and conditions of the Series C stock certificate of designation, a total of 5,060,942 shares of Series C Stock into 25,304,710 shares of the Company's common stock (the "Conversions"). The Conversions were effected at a conversion rate of five shares of the Company's common stock for each share of Series C Stock converted. The Company did not recognize a gain or loss on the Conversions, as they were effected in accordance with the Series C Stock certificate of designation. At December 31, 2023, 1,155,274 shares of Series C Stock remained outstanding.

(15) STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Amended and Restated 2018 Stock Award and Incentive Plan

The Amended and Restated Stock Award and Incentive Plan (the "2018 Plan") provides for the award of options to purchase the Company's common stock ("stock options"), restricted stock units ("RSUs"), stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance shares or other stock-based performance awards, as well as other stock- or cash-based awards. At December 31, 2023, there were 26,034,185 total shares of common stock available for future issuance under the 2018 Plan.

Stock Options

A summary of the Company's stock option activity during the year ended December 31, 2023 is below:

	Shares	Weighted average exercise price
Outstanding at January 1, 2023	36,504,673	$0.82
Granted	1,100,000	$0.43
Exercised	(487,752)	$0.23
Forfeited	(700,000)	$1.49
Expired	(817,500)	$1.85
Outstanding at December 31, 2023	35,599,421	$0.78

Stock options granted under the 2018 Plan generally expire five years from the date of grant. At December 31, 2023, the options outstanding had a weighted average remaining life of approximately three years.

The grant date fair values of stock options granted in the year ended December 31, 2023 were estimated using the Black-Scholes valuation model with the following assumptions:

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

The activity related to the Company's RSUs for the year ended December 31, 2023 was as follows:

	RSUs	Weighted average grant date fair value
Unvested at January 1, 2023	1,599,999	$0.53
Granted	4,962,538	$0.40
Vested	(599,999)	$0.53
Forfeited	(137,000)	$0.44
Outstanding at December 31, 2023	5,825,538	$0.42

Warrants

In connection with the CA Credit Agreement (see Note 12), the Company issued to the Lenders an aggregate of 19,148,936 warrants to purchase shares of the Company's common stock at $0.47 per share, exercisable for a five-year period following issuance.

In addition to the 450,000 shares of restricted common stock issued to purchase the outstanding minority interest in Mari Holdings MD LLC ("Mari MD") noted below, the Company also issued 400,000 warrants to purchase the Company's common stock at an exercise price of $0.40 per share (the "Mari MD Warrants"). The Mari MD Warrants expire on April 13, 2026.

At December 31, 2023, warrants to purchase up to 42,189,476 shares of common stock were outstanding, with a weighted average exercise price of $0.68.

Other Common Stock Issuances

In addition to the activity related to stock options and RSUs described above and the Conversions (see Note 14), the Company also issued during the year ended December 31, 2023:

•6,580,390 shares of restricted common stock with a fair value of $3.0 million in connection with the Ermont Acquisition (see Note 3);
•740,741 shares of restricted common stock with a fair value of approximately $300,000 to purchase property and equipment;
•400,000 shares of restricted common stock to settle certain obligations to one of the Company's service providers with a fair value of approximately $160,000;
•450,000 shares of restricted common stock to purchase a 0.33% minority interest in Mari Holdings MD LLC, one Company's majority-owned subsidiaries;
•13,007 shares of restricted common stock with an aggregate fair value of approximately $5,000 issued under a royalty agreement; and
•75,025 shares of restricted common stock in the aggregate granted to three employees, including the 70,000 shares discussed below under "Common Stock Issuance Obligations" below, with a total fair value of approximately $41,000.

Stock-Based Compensation

The Company recorded stock-based compensation expense of $1.0 million and $6.3 million for the years ended December 31, 2023 and 2022, respectively.

Common Stock Issuance Obligations

At December 31, 2022, the Company was obligated to issue 70,000 shares of common stock in the aggregate, with an aggregate grant date fair value of approximately $39,000, to two employees, which shares were issued in the first quarter of 2023. The Company had no such obligation at December 31, 2023.

(16) REVENUE

For the years ended December 31, 2023 and 2022, the Company’s revenue was comprised of the following major categories (in thousands):

	Year ended December 31,
	2023	2022
Product sales - retail	$95,517	$92,836
Product sales - wholesale	48,788	32,865
Total product revenue	144,305	125,701
Other revenue:
Real estate rentals	1,787	3,526
Supply procurement	1,534	3,353
Management fees	711	848
Licensing fees	261	582
Total other revenue	4,293	8,309
Total revenue	$148,598	$134,010

(17) MAJOR CUSTOMERS

The Company did not have any customers that contributed 10% or more of total revenue in the years ended December 31, 2023 or 2022.

At each of December 31, 2023 and 2022, there were no customers that accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable.

(18) LEASES

Lease Commitments

The Company was the lessee under eight operating leases and twenty-three finance leases at December 31, 2023. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company's operating lease agreements include its corporate headquarters, dispensaries and cannabis production and processing facilities. The Company subleases three of these leased facilities to a cannabis-licensed client. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments.

The Company leases machinery and office equipment under finance leases that expire in January 2026 through October 2038 with such terms comprising major part of the economic useful life of the leased property.

The components of lease expense for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year ended December 31,
	2023	2022
Operating lease expense	$1,838	$1,160

Finance lease expense:
Amortization of right-of-use assets	$606	$169
Interest on lease liabilities	244	47
Total finance lease expense	$850	$216

The weighted average remaining lease terms and weighted average discount rates for the Company's operating leases and finance leases at December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
Weighted average remaining lease term (years):
Operating leases	9.83	6.30
Finance leases	3.29	3.70
Weighted average discount rate:
Operating leases	11.0%	8.1%
Finance leases	11.0%	8.7%

Future minimum lease payments as of December 31, 2023 under all non-cancelable leases having an initial or remaining term of more than one year were as follows (in thousands):

Year ending December 31,	Operating leases	Finance leases
2024	$1,945	$1,210
2025	1,987	1,209
2026	1,958	926
2027	1,813	359
2028	1,757	105
Thereafter	2,229	—
Total lease payments	11,689	3,809
Less: imputed interest	(1,289)	(459)
Present value of lease liabilities	$10,400	$3,350

(19) RELATED PARTY TRANSACTIONS

The Company’s corporate offices are leased from an entity in which the Company’s President and Chief Executive Officer (the "CEO") has an investment interest. This lease expires in October 2028 and contains a five-year extension option. Expenses under this lease in the years ended December 31, 2023 and 2022 were approximately $272,000 and $156,000, respectively.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s Chief Operating Officer (the "COO"). Purchases from this entity totaled $6.5 million and $4.8 million in the years ended December 31, 2023 and 2022, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the COO and the Company's Chief Revenue Officer (the "CRO") under a royalty agreement. Under this agreement, the royalty on all sales of Betty’s Eddies products is 3.0% if sold directly by the Company and between 1.3% and 2.5% if licensed by the Company for sale by third parties. Future developed products (i.e., ice cream) have a royalty rate of 0.5% if sold directly by the Company and between 0.125% and 0.135% if licensed by the Company for sale by third parties. The aggregate royalties due to this entity for the years ended December 31, 2023 and 2022 approximated $722,000 and $219,000, respectively.

During the year ended December 31, 2023, one of the Company’s majority-owned subsidiaries paid distributions of approximately $11,000 to the CEO, who owns a minority equity interest in such subsidiary. During the year ended December 31, 2022, this subsidiary paid distributions aggregating approximately $27,300 to the CEO and Robert Fireman, the Company's former President and Chief Executive Officer. In addition, the Company accrued $1,800 in the aggregate at December 31, 2022 for payments related to the fourth quarter of 2022.

FSCC, the cannabis-licensed client in Delaware that the Company manages, paid fees to BKR Management Inc., a company partially owned by the CEO, related to the initial formation, licensing and establishment of FSCC's cannabis operations. The aggregate fees paid by FSCC were $192,000 related to each of the years ended December 31, 2023 and 2022. Payment of these fees terminated effective as of December 31, 2023.

At December 31, 2023, the Company’s mortgages with Bank of New England and DuQuoin State Bank were personally guaranteed by the CEO under a limited guaranty. Additionally, the CEO provided a limited guaranty to the CA Lenders under the CA Credit Agreement through its repayment in November 2023. The CEO had also guaranteed the South Porte Bank Mortgage prior to its repayment in May 2023.

(20) INCOME TAXES

The Company recorded provisions for income taxes of $9.4 million and $5.9 million for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the Company’s cumulative federal net operating losses were $71.2 million and $39.2 million, respectively. The provision recorded in the year ended December 31, 2023 was due in part to the impact of Section 280E of the Internal Revenue Code ("Section 280E"), which prohibits the deduction of certain ordinary business expenses, true-ups from changes that occurred between when the provision for the year ended December 31, 2022 as determined and when the related tax returns were filed, and reserves recorded against uncertain tax positions taken on the tax returns as filed. The provision recorded in the year ended December 31, 2022 was due in part to the impact of Section 280E of the Internal Revenue Code, which prohibits the deduction certain ordinary business expenses, and true-ups from changes that occurred between when the provision for the year ended December 31, 2021 was determined and when the related tax return was filed.

Reconciliations of the Company’s effective tax rates and the statutory tax rate for the years ended December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
U.S federal taxes at the statutory rate	21.0%	21.0%
State taxes net of federal benefit	(4.2)%	12.8%
Section 280E adjustment	(49.3)%	11.6%
Stock-based compensation	(0.7)%	2.2%
Non-cash interest	(9.4)%	—%
FIN 48 reserve	(28.1)%	19.5%
Return to Provision adjustments	45.9%	(48.7)%
Other	(7.3)%	8.2%
Valuation allowance	(96.9)%	2.0%
Effective tax rate	(129.0)%	28.6%
The income tax effect of the Company’s loss carryforwards and temporary differences at December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$14,693	6,947
Allowance for doubtful accounts	207	256
Stock compensation	2,434	2,557
Loss on equity investments	8,094	8,602
Goodwill write-offs	115	1,188
Change in fair value of investments	229	616
Lease payments	2,621	525
Reserves	484	225
Other	448	95
Deferred tax liabilities:
Depreciation	(6,925)	(4,758)
Real estate revenue	(2,477)	(500)
Net deferred tax asset	19,923	15,753
Valuation allowance	(19,923)	(15,753)
Total	$—	$—

Federal net operating losses carry forward indefinitely, subject to an annual limitation of 80% of taxable income, while state net operating losses expire at various dates beginning in 2031. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code Section 382. The Company recorded valuation allowances against its net deferred tax assets at December 31, 2023 and 2022 due to the uncertainty regarding the realization of such assets. The Company’s assessment of the realization of its deferred tax assets in future periods may differ due to changing circumstances.

The Company's gross unrecognized tax benefits for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year ended December 31,
	2023	2022
Balance at January 1,	$4,014	$—
Additions based on tax positions related to prior years	1,636	4,014
Balance at December 31,	$5,650	$4,014

All of the unrecognized tax benefits are included as a component of Income taxes payable, which is a current liability. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. During the year ended December 31, 2023, the Company's unrecognized tax benefits increased by $1.6 million as a result of uncertain tax positions relating to net operating losses deducted by subsidiaries that are subject to the provisions of Section 280E. During the year ended December 31, 2022, the Company's unrecognized tax benefits increased by $4.0 million as a result of uncertain tax positions relating to net operating losses deducted by subsidiaries that are subject to the provision of Section 280E of the Internal Revenue Code. The Company believes that its reserves for uncertain tax positions are appropriate, and that it has meritorious defenses for its tax filings and will vigorously defend them during any audit process, appellate process and through litigation in courts, as necessary.

The Company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet at December 31, 2023 was $0.4 million.

The Company files income tax returns in the United States federal tax jurisdiction and various state jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended December 31, 2018 through December 31, 2033.

At December 31, 2023, the Company recorded a receivable for income taxes of $1.0 million, comprised of refunds requested from the Internal Revenue Service and state taxing authorities. This receivable is reported as a component of Other current assets in the Company's consolidated balance sheet at December 31, 2023.

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

Bankruptcy Claim

During 2019, the Company’s subsidiary, MariMed Hemp, Inc. ("MMH") sold and delivered hemp seed inventory to GenCanna Global Inc., a Kentucky-based cultivator, producer, and distributor of hemp (“GenCanna”). At the time of sale, the Company owned a 33.5% ownership interest in GenCanna. The Company recorded a related party receivable of approximately $29 million from the sale, which was fully reserved at December 31, 2019.

On January 24, 2020, an involuntary bankruptcy proceeding under Chapter 11 was filed against GenCanna and its wholly-owned subsidiary, OGGUSA Inc. (f/k/a GenCanna Global US, Inc.) ("OGGUSA" and together with GenCanna, the "OGGUSA Debtors") in the United States. Bankruptcy Court in the Eastern District of Kentucky (the "Bankruptcy Court"). In February 2020, the OGGUSA Debtors, agreed to convert the involuntary bankruptcy proceeding into a voluntary Chapter 11 proceeding. The OGGUSA Debtors' subsidiary, Hemp Kentucky LLC, also filed voluntary petitions under Chapter 11 in the Bankruptcy Court.

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

In April 2022, the Plan Administrator filed a Complaint against MMH (the "Complaint") alleging certain preferential transfers of assets, which were valued by the Plan Administrator at $250,000, relating to payments on a $600,000 loan made to MMH by the Company prior to the filing of the OGGUSA Debtors Chapter 11 proceeding (the "Preferential Claim"). The Complaint sought to recover an amount no less than $200,000 and to disallow MMH’s unsecured general claim in the bankruptcy proceeding until such time as such preferential transfer had been repaid to the OGGUSA Debtors.

In July 2023, MMH entered into a Settlement and Release Agreement with the Plan Administrator pursuant to which it agreed to reduce its Bankruptcy Court approved unsecured general claim to $15.5 million, or by 50%, in consideration for the settlement of the Preferential Claim and a general release of MMH and the Company.

As of the date of this report, there is insufficient information to determine how much MMH may receive upon the completion of the liquidation of the remaining assets of the OGGUSA Debtors on account of its general unsecured claim, if anything.

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

(22) SUBSEQUENT EVENTS

Planned Business Acquisition

On February 1, 2024, the Company entered into an agreement to acquire the medical cannabis retail license and certain assets of Our Community Wellness & Compassionate Care Center, Inc. ("Medleaf") in Prince George's County, Maryland in exchange for $5.25 million, adjusted for certain items. The purchase consideration is comprised of $2.0 million of cash in the aggregate, a $2.0 million note to be issued to the sellers of Medleaf (the "Medleaf Sellers") at the time of closing, and shares of the Company's common stock with a fair value of $1.25 million based on a formulaic calculation, to be issued at the time of closing. As of the date of this report, the Company has made advance payments to the Medleaf Sellers totaling $0.5 million. Completion of the acquisition is dependent upon certain conditions, including regulatory approval of the acquisition. The Company expects this acquisition to be completed in 2024; however, there is no assurance that the required regulatory approvals will be obtained.

Receipt of Certificate of Occupancy - Casey, Illinois

On February 26, 2024, MariMed received its Certificate of Occupancy from the Illinois Cannabis Control Commission to commence operations in the Company's permanent brick-and-mortar facility for its Casey, Illinois adult-use dispensary. The Company anticipates that it will transition from its temporary facility at the same location and commence operations in the new facility during the first quarter of 2024.

Equity Transaction

Subsequent to December 31, 2023, the Company issued 3,614 shares of restricted common stock with an aggregate fair market value of approximately $2,000 as payment under a royalty agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and interim chief financial officer (same person), evaluated the effectiveness of our disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2023 (the “Evaluation Date”). Based upon that evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and interim chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our management have concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

During 2023, the Company undertook an initiative, utilizing internal resources and outside experts, to review and further document its policies and procedures to strengthen and insure its internal controls over financial reporting. This included developing and preparing updated and incremental standard operating procedures and policies documentation. These related to, among others, the procedure for recording transaction in the company’s general ledger and the manner in which the Company accounts for various types of transactions, as well as policies relating to purchasing, travel and entertainment, revenue recognition, electronic fund transfers and electronic document retention and backup. The Company views this process as an ongoing initiative as new systems and procedures are implemented and adopted in connection with the Company’s growth and business expansion and intends to continue to allocate internal resources and engage outside consultants, as it deems appropriate, to insure the strength of its ongoing internal controls over financial reporting.

Other than as described above, there was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

Pursuant to rules of the SEC that permit us to provide only our management’s report in this annual report on Form 10-K, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting is not included in this Annual Report on Form 10-K.

Item 9B. Other Information

Insider Trading Arrangements

On December 4, 2023, Jon Levine, the President, Chief Executive Officer and Interim Chief Financial Officer of the Company ("Mr. Levine"), adopted a trading arrangement for the sale of shares of the Company’s common stock (the "Mr. Levine's Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Levine’s Trading Plan (i) authorizes the agent to sell only such number of shares of the Company’s common stock as are necessary to satisfy tax withholding obligations arising from each incremental vesting of the compensatory restricted stock units awarded to Mr. Levine in November 2023 pursuant to the terms of such plan beginning on November 7, 2024; and (ii) is in effect from December 4, 2023 through the earlier of the date on which all sales have been completed pursuant to the terms of such plan, the termination of the plan as provided for therein, or November 15, 2026.

On December 6, 2023, Timothy Shaw, the Chief Operating Officer of the Company ("Mr. Shaw"), adopted a trading arrangement for the sale of shares of the Company’s common stock (“Mr. Shaw’s Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Shaw’s Trading Plan (i) authorizes the agent to sell only such number of shares of the Company’s common stock as are necessary to satisfy tax withholding obligations arising from each incremental vesting of the compensatory restricted stock units awarded to Mr. Shaw in September 2023 pursuant to the terms of such plan beginning on September 1, 2024; and (ii) is in effect from December 6, 2023 through the earlier of the date on which all sales have been completed pursuant to the terms of such plan, the termination of the plan as provided for therein, or September 15, 2026.

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

The information required by this Item 10 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company's December 31, 2023 fiscal year.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company's December 31, 2023 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company's December 31, 2023 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company's December 31, 2023 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company's December 31, 2023 fiscal year.

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

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form 10-12G (File No. 000-54433), filed June 9, 2011 with the SEC).
3.2.1	Amended By-Laws, amended as of February 28, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q, filed May 9, 2023 with the SEC).
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

4.11
Form of Promissory Note, dated November 16, 2023, issued by the Borrowers to Needham Bank (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed November 20, 2023 with the SEC).

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

10.1.2
MariMed Inc. Second Amended and Restated 2018 Stock Award and Incentive Plan, as amended and restated June 8, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 4, 2023 with the SEC).

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

Exhibit No.	Description
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

10.18 ***
Amended and Restated Employment Agreement, effective as of February 28, 2023, between the Registrant and Jon R. Levine (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K, as amended, filed March 3, 2023 with the SEC).

10.19 ***
Amended and Restated Employment Agreement, effective as of February 28, 2023, between the Registrant and Susan M. Villare (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K, as amended, filed March 3, 2023 with the SEC).

Exhibit No.	Description
10.20 ***
Amended and Restated Employment Agreement, effective as of February 28, 2023, between the Registrant and Timothy Shaw (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K, as amended, filed March 3, 2023 with the SEC).

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

10.22 ***
Form of Restricted Stock Unit Agreement under the Amended and Restated 2018 Stock Award and Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K, as amended, filed March 3, 2023 with the SEC).

10.23 ***
Form of Stock Option Agreement under the Amended and Restated 2018 Stock Award and Incentive Plan, as Amended (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K, as amended, filed March 3, 2023 with the SEC).

10.24
Omnibus Agreement, dated July 1, 2023, by and between MariMed Inc., MariMed Advisors Inc., MIA Development LLC, and First State Compassion Center, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly on Report Form 10-Q, filed on August 4, 2023 with the SEC).

10.25
Construction Loan Agreement, dated November 16, 2023, by and among Mari Holdings MD LLC, Hartwell Realty Holdings LLC, Kind Therapeutics USA, LLC, ARL Healthcare Inc. and MariMed Advisors Inc., and Needham Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 20, 2023 with the SEC).

10.26
Form of Guaranty, dated November 16, 2023, by and between MariMed Inc. and Needham Bank (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed November 20, 2023 with the SEC).

21.1 *	Subsidiaries of the Registrant
23.1*	Consent of M&K CPAS, PLLC, dated March 7, 2024
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive and Financial Officer
32.1**	Section 1350 Certification of Chief Executive and Financial Officer
101.INS XBRL*	Instance Document
101.SCH XBRL*	Taxonomy Extension Schema
101.CAL XBRL*	Taxonomy Extension Calculation Linkbase
101.DEF XBRL*	Taxonomy Extension Definition Linkbase
101.LAB XBRL*	Taxonomy Extension Label Linkbase
101.PRE XBRL*	Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
*** This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 7, 2024

MARIMED INC.
(Registrant)

By:	/s/ Jon R. Levine
Name:	Jon R. Levine
Title:	President, Chief Executive Officer and Interim Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon R. Levine	President, Chief Executive Officer and Interim Chief Financial Officer	March 7, 2024
Jon R. Levine	(Principal Executive and Financial Officer)

/s/ Edward Gildea	Director and Chairman of the Board	March 7, 2024
Edward Gildea

/s/ David Allen	Director	March 7, 2024
David Allen

/s/ Eva Selhub	Director	March 7, 2024
Eva Selhub

/s/ Kathleen Tucker	Director	March 7, 2024
Kathleen Tucker