Form 10-Q
period 2024-03-31
MARIMED INC.
filed 2024-05-09
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, 379,643,844 shares of the registrant’s common stock were outstanding.

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

Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Any forward-looking statement made by the Company in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MariMed Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$15,234	$14,645
Accounts receivable, net of allowances of $764 at both March 31, 2024 and December 31, 2023	6,491	7,199
Inventory	29,044	25,306
Deferred rents receivable	612	630
Notes receivable, current portion	52	52
Investments, current portion	—	88
Due from related parties	181	105
Other current assets	3,281	3,407
Total current assets	54,895	51,432
Property and equipment, net	90,765	89,103
Intangible assets, net	12,819	17,012
Goodwill	15,812	11,993
Investments, net of current portion	274	221
Notes receivable, net of current portion	814	814
Operating lease right-of-use assets	9,456	9,716
Finance lease right-of-use assets	3,539	3,295
Other assets	12,958	12,537
Total assets	$201,332	$196,123

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Mortgages and notes payable, current portion	$1,057	$723
Accounts payable	10,256	9,001
Accrued expenses and other	4,613	3,549
Income taxes payable	16,271	14,434
Operating lease liabilities, current portion	1,955	1,945
Finance lease liabilities, current portion	1,303	1,210
Total current liabilities	35,455	30,862
Mortgages and notes payable, net of current portion	67,448	65,652
Operating lease liabilities, net of current portion	8,218	8,455
Finance lease liabilities, net of current portion	2,290	2,140

MariMed Inc.
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Other liabilities	100	100
Total liabilities	113,511	107,209

Commitments and contingencies

Mezzanine equity
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at March 31, 2024 and December 31, 2023	14,725	14,725
Series C convertible preferred stock $0.001 par value; 12,432,432 shares authorized; 1,155,274 shares issued and outstanding at both March 31, 2024 and December 31, 2023	4,275	4,275
Total mezzanine equity	19,000	19,000

Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 32,659,235 shares authorized; zero shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 375,465,266 and 375,126,352 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	375	375
Common stock subscribed but not issued	—	—
Additional paid-in capital	171,389	171,144
Accumulated deficit	(101,253)	(99,955)
Noncontrolling interests	(1,690)	(1,650)
Total stockholders’ equity	68,821	69,914
Total liabilities, mezzanine equity and stockholders’ equity	$201,332	$196,123

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2024	2023

Revenue	$37,933	$34,380
Cost of revenue	21,461	18,992
Gross profit	16,472	15,388

Operating expenses:
Personnel	6,465	4,656
Marketing and promotion	1,762	1,146
General and administrative	6,140	4,305
Acquisition-related and other	84	190
Bad debt	—	(44)
Total operating expenses	14,451	10,253

Income from operations	2,021	5,135

Interest and other (expense) income:
Interest expense	(1,629)	(2,505)
Interest income	26	99
Other expense, net	(20)	(900)
Total interest and other expense, net	(1,623)	(3,306)

Income before income taxes	398	1,829
Provision for income taxes	1,690	2,493

Net loss	(1,292)	(664)
Less: Net income (loss) attributable to noncontrolling interests	6	(19)
Net loss attributable to common stockholders	$(1,298)	$(645)

Net loss per share attributable to common stockholders:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic	375,211	342,794
Diluted	375,211	342,794

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Three months ended March 31, 2024
	Common stock		Common stock subscribed but not issued			Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value	Shares		Amount
Balances at January 1, 2024	375,126,352	$375	—	39	$—	$171,144	$(99,955)	$(1,650)	$69,914
Issuance of subscribed shares	—	—	—		—	—	—	—	—
Release of shares under stock grants	335,300	—	—		—	—	—	—	—
Common stock issued under licensing agreement	3,614	—	—		—	1	—	—	1
Distributions to non-controlling interests	—	—	—		—	—	—	(46)	(46)
Stock-based compensation	—	—	—		—	244	—	—	244
Net loss	—	—	—		—	—	(1,298)	6	(1,292)
Balances at March 31, 2024	375,465,266	$375	—		$—	$171,389	$(101,253)	$(1,690)	$68,821

	Three months ended March 31, 2023
	Common stock		Common stock subscribed but not issued		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value	Shares	Amount
Balances at January 1, 2023	341,474,728	$341	70,000	$39	$142,365	$(83,924)	$(1,511)	$57,310
Common stock subscribed but not issued	—	—	5,025	2	—	—	—	2
Issuance of subscribed shares	70,000	—	(70,000)	(39)	39	—	—	—
Warrants issued in connection with debt	—	—	—	—	5,454	—	—	5,454
Shares issued as purchase consideration - Ermont Inc.	6,580,390	7	—	—	2,987	—	—	2,994
Common stock issued under licensing agreement	1,793	—	—	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	—	—	(34)	(34)
Stock-based compensation	—	—	—	—	206	—	—	206
Net loss	—	—	—	—	—	(645)	(19)	(664)
Balances at March 31, 2023	348,126,911	$348	5,025	$2	$151,052	$(84,569)	$(1,564)	$65,269

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss attributable to common stockholders	$(1,298)	$(645)
Net income (loss) attributable to noncontrolling interests	6	(19)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization of property and equipment	1,938	986
Amortization of intangible assets	374	557
Stock-based compensation	244	208
Amortization of original debt issuance discount	—	55
Amortization of debt discount	87	328
Amortization of debt issuance costs	18	—
Payment-in-kind interest	14	118
Present value adjustment of notes payable	—	719
Bad debt income	—	(44)
Obligations settled with common stock	1	1
Write-off of disposed assets	1	906
Gain on finance lease adjustment	—	(13)
Loss on changes in fair value of investments	121	20
Changes in operating assets and liabilities:
Accounts receivable, net	707	(132)
Deferred rents receivable	18	18
Inventory	(3,738)	(3,246)
Other current assets	391	639
Other assets	63	19
Accounts payable	1,334	(1,961)
Accrued expenses and other	1,091	(207)
Income taxes payable	1,838	(2,806)
Net cash provided by (used in) operating activities	3,210	(4,499)

Cash flows from investing activities:
Purchases of property and equipment	(3,368)	(3,052)
Business acquisitions, net of cash acquired	—	(2,995)
Advances toward future business acquisitions	(485)	(300)
Purchases of investments	(86)	—
Purchases of cannabis licenses	(265)	(601)
Proceeds from notes receivable	13	43

MariMed Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2024	2023
Due from related party	(75)	(20)
Net cash used in investing activities	(4,266)	(6,925)

Cash flows from financing activities:
Proceeds from term loan	—	29,100
Proceeds from Construction to Permanent Commercial Real Estate Mortgage Loan	1,047	—
Proceeds from mortgages	1,163	—
Principal payments of mortgages	(65)	(203)
Principal payments of promissory notes	(135)	(9)
Repayment and retirement of promissory notes	—	(5,503)
Principal payments of finance leases	(320)	(69)
Distributions	(45)	(34)
Net cash provided by financing activities	1,645	23,282

Net increase in cash and cash equivalents	589	11,858
Cash and equivalents, beginning of year	14,645	9,737
Cash and cash equivalents, end of period	$15,234	$21,595

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,685	$1,100
Cash paid for income taxes	$127	$5,296

Non-cash activities:
Common stock issued as purchase consideration	$—	$2,994
Present value of promissory note issued as purchase consideration	$—	$4,569
Warrants to purchase common stock issued with debt	$—	$5,454
Notes payable issued to purchase motor vehicles	$—	$49
Entry into new operating leases	$—	$5,366
Entry into new finance leases	$513	$224
Issuance of common stock associated with subscriptions	$—	$39

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) BASIS OF PRESENTATION

Business

MariMed Inc. (“MariMed” or the “Company”) is a multi-state operator in the United States cannabis industry. MariMed develops, operates, manages and optimizes state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of medical and adult-use cannabis. MariMed also licenses its proprietary brands of cannabis along with other top brands in domestic markets.

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

Interim results are not necessarily indicative of results for the full fiscal year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2024.

Certain reclassifications, not affecting previously reported net income or cash flows, have been made to the previously issued financial statements to conform to the current period presentation.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements in the Annual Report. There were no material changes to the Company's significant accounting policies during the three-month period ended March 31, 2024.

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

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these condensed consolidated financial statements include accounting for business combinations and asset purchases, inventory valuations, assumptions used to determine the fair value of stock-based compensation, and intangible assets and goodwill. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. The fair values of these investments approximate their carrying values.

At both March 31, 2024 and December 31, 2023, the Company had $0.1 million of cash held in escrow.

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

As consideration for the Ermont Acquisition, which totaled $13.0 million, the Company paid $3.0 million of cash, issued 6,580,390 shares of the Company's common stock, and issued a $7.0 million promissory note (the "Ermont Note" and collectively, the "Ermont Consideration"). The Ermont Note has a six-year term and bears interest at 6.0% per annum, with payments of interest-only for two years and thereafter, quarterly payments of principal and interest in arrears. The outstanding balance on the Ermont Note is subject to prepayment in the event the Company raises $75.0 million of equity capital. The Company recorded the Ermont Note at the present value as of the Ermont Acquisition Date of $4.6 million. The difference between the present value and face value of the Ermont Note is being amortized to interest expense through the term of such note.

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

The Company's condensed consolidated statement of operations for the three months ended March 31, 2023 included approximately $230,000 of revenue and $42,000 of net loss attributable to Ermont.

The Ermont Acquisition has been accounted for as a business combination. The Company did not assume any of Ermont's liabilities. The Company recorded adjustments to the amounts allocated to certain identifiable intangible assets and goodwill to reflect more precise forecasts of future revenue streams. These adjustments resulted in an increase to the tradename and trademarks intangible asset of $0.1 million, a decrease to the customer base intangible asset of $3.9 million and an increase to goodwill of $3.8 million.

A summary of the final allocation of the Ermont Consideration to the acquired and identifiable intangible assets is as follows (in thousands):

Fair value of consideration transferred:
Cash consideration:
Cash paid	$3,000
Less cash acquired	(13)
Net cash consideration	2,987
Common stock	2,994
Promissory note	4,569
Total fair value of consideration	$10,550

Fair value of assets acquired and (liabilities assumed):
Property and equipment	$800
Intangible assets:
Tradename and trademarks	1,118
Customer base	768
License	131
Goodwill	7,733
Fair value of net assets acquired	$10,550

The Company is amortizing the identifiable intangible assets arising from the Ermont Acquisition in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 12.19 years (see Note 8). Goodwill results from assets not separately identifiable as part of the transaction and is not deductible for tax purposes.

Valuation of Acquired Intangible Assets

The valuation of acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company uses an income approach to value acquired tradename/trademarks, licenses/customer base, and non-compete intangible assets. The valuation for each of these intangible assets is based on estimated projections of expected cash flows to be generated by the assets discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company’s estimates of new markets, products and customers and its outcome through key assumptions driving asset values, including sales growth, royalty rates and other related costs.

Pending Transactions at March 31, 2024

Allgreens Dispensary, LLC ("Allgreens")

On April 9, 2024, the Company completed the acquisition of Allgreens (the "Allgreens Acquisition Date"), as the conditions required for closing had been met (see Note 17).

In August 2022, the Company entered into an agreement to purchase 100% of the membership interests in Allgreens Dispensary, LLC (the "Allgreens Agreement"), a conditional adult-use cannabis dispensary license in Illinois for $2.25 million of cash. Completion of the acquisition was dependent upon certain conditions, including resolution of any remaining legal challenges affecting nearly 200 social equity dispensary licenses, and regulatory approval of the acquisition. With the closing conditions met and the acquisition completed, the Company will now have five adult-use dispensaries operating in Illinois. For the interim period until the acquisition was completed, the Company entered into a management agreement with Allgreens, with the management fees calculated as a percentage of Allgreens' revenue. In connection with this agreement, the Company recorded expenses related to Allgreens aggregating approximately $250,000 for the three months ended March 31, 2024 as a component of Investments, net of current portion.

Pursuant to the Allgreens Agreement, as of March 31, 2024, the Company had made payments aggregating $1,375,000 to the Allgreens members, with an additional cash payment of $875,000 made at closing. The Company issued a promissory notes for the final payment of $1.0 million on the Allgreens Acquisition Date (the "Allgreens Notes"). The Allgreens Notes will mature one year from the date the dispensary is permitted to commence operations.

Our Community Wellness & Compassionate Care Center, Inc. ("MedLeaf")

On April 5, 2024, the Company completed the acquisition of MedLeaf (the "MedLeaf Acquisition Date") (see Note 17).

On February 1, 2024 (the "P&S Date"), the Company entered into an agreement to acquire 100% of the membership interests of MedLeaf (the "MedLeaf Agreement"), which held a retail dispensary license in Maryland. The MedLeaf dispensary has been closed since July 1, 2023. The Company plans to reopen the dispensary and begin adult-use retail sales within the next few months. The acquisition of MedLeaf provides the Company with a second dispensary in the state of Maryland.

Pursuant to the MedLeaf Agreement, total purchase consideration was $5.25 million, comprised of $2.0 million of cash with adjustments to reflect amounts owed the Company by the sellers of MedLeaf (the "MedLeaf Sellers"), a $2.0 million promissory note, and $1.25 million of shares of the Company's common stock, with such number of shares calculated using the volume weighted average price based on the ten trading day period ending on the P&S Date. The Company made cash payments aggregating $0.5 million through the P&S Date, which funds were deposited into escrow. On the MedLeaf Acquisition Date, the outstanding cash balance was paid and the promissory note and 3.9 million shares of the Company's common stock were issued. The promissory note bears interest at a rate of 8.0% per annum and has a term of 540 days.

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Weighted average shares outstanding - basic	375,211	342,794
Potential dilutive common shares	—	—
Weighted average shares outstanding - diluted	375,211	342,794

(4) DEFERRED RENTS RECEIVABLE

The Company is the lessor under operating leases which contain escalating rents over time, rent holidays, options to renew, and requirements to pay property taxes, insurance and/or maintenance costs. The Company is not the lessor under any finance leases.

The Company recognizes fixed rental receipts from such lease agreements on a straight-line basis over the expected lease term. Differences between amounts received and amounts recognized are recorded in Deferred rents receivable in the condensed consolidated balance sheets.

The Company currently leases a cannabis cultivation, processing and dispensary facility that it owns in Delaware to a cannabis-licensed client under a triple net lease that expires in 2035. The Company had previously leased a portion of an owned property in Massachusetts under a lease that expired in February 2023, after which the tenant continued to rent the space on a month-to-month basis through November 2023. The Company does not intend to lease this space again, as it plans to use this space to expand its cultivation footprint.

The Company currently subleases two properties - a cannabis production facility with offices under a sublease that expires in January 2026 and contains an option to negotiate an extension of the sublease term, and a dispensary under a sublease that expires in April 2027. The Company also subleases a portion of a third property that it developed into a cultivation facility under a sublease that expires in March 2030, with an option to extend the term for three additional five-year periods. These properties are all subleased to a cannabis-licensed client in Delaware.

The Company received rental payments aggregating $0.3 million and $0.4 million in the three months ended March 31, 2024 and 2023, respectively. Revenue from these payments was recognized on a straight-line basis and aggregated $0.3 million and $0.4 million in the three months ended March 31, 2024 and 2023, respectively.

Future minimum rental receipts for non-cancellable leases and subleases as of March 31, 2024 were as follows (in thousands):

Year ending December 31,
Remainder of 2024	$900
2025	1,200
2026	1,059
2027	969
2028	931
Thereafter	2,713
$7,772

(5) NOTE RECEIVABLE AND OMNIBUS

Note Receivable

At March 31, 2024 and December 31, 2023, the Company had a note receivable from Healer LLC, an entity that provides cannabis education, dosage programs and products developed by Dr. Dustin Sulak ("Healer"), of approximately $866,000. The note bears interest of 6% per annum and requires quarterly payments of interest through the April 2026 maturity date.

The Company has the right to offset any licensing fees payable by the Company to Healer in the event Healer fails to make any payment when due.

Omnibus Agreement

On July 1, 2023 (the "Omnibus Agreement Date"), the Company entered into an Omnibus Agreement with First State Compassion Center ("FSCC"), the Company's cannabis-licensed client in Delaware: (a) consolidating all amounts owed by FSCC to the Company and its affiliated entities as described below, aggregating $11.0 million (the "Omnibus"); (b) providing for the automatic conversion of all amounts owed by FSCC to the Company, upon the approval of adult cannabis use in Delaware into 100% ownership of FSCC's licenses and business; and (c) extending to FSCC, in the Company's sole discretion, up to an additional $2.0 million of working capital loans. The Omnibus has a term of five years, with an automatic five-year extension if adult cannabis use is not approved in Delaware by the maturity date, bears interest, compounded semiannually and payable annually, at the appropriate rate of interest in effect under Sections 1274(d), 482 and 7872 of the Internal Revenue Code of 1986, as amended, as calculated under Rev. Ruling 86-17, 1986-1 C.B. 377, for the period for which the amount of interest is being determined. The state of Delaware recently approved the adult use of cannabis, with the implementation period expected to extend through approximately November 2024. The Omnibus is included as a component of Other assets in the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023.

(6) INVENTORY

Inventory at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Plants	$2,502	$3,296
Ingredients and other raw materials	4,742	4,932
Work-in-process	11,766	9,663
Finished goods	10,034	7,415
	$29,044	$25,306

(7) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net, at March 31, 2024 and December 31, 2023 was comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$4,819	$4,819
Buildings and building improvements	54,958	54,737
Tenant improvements	26,122	25,451
Furniture and fixtures	2,191	2,191
Machinery and equipment	17,685	16,394
Construction in progress	1,574	427
	107,349	104,019
Less: accumulated depreciation	(16,584)	(14,916)
Property and equipment, net	$90,765	$89,103

The Company recorded depreciation expense related to property and equipment of $1.9 million and $1.0 million in the three months ended March 31, 2024 and 2023, respectively,

In the first quarter of 2023, the Company disposed of equipment it had previously purchased in connection with its planned acquisition of The Harvest Foundation LLC ("Harvest") in Nevada as a result of the Company's withdrawal from the agreement to purchase Harvest. The Company recorded a loss on the disposal of assets aggregating $0.9 million, which is included as a component of Other (expense) income, net, in the condensed consolidated statement of operations for the three months ended March 31, 2023.

(8) INTANGIBLE ASSETS AND GOODWILL

The Company’s acquired intangible assets at March 31, 2024 and December 31, 2022 consisted of the following (in thousands):

March 31, 2024	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradename and trademarks	7.38	$3,159	$1,677	$1,482
Licenses and customer base	7.00	14,159	2,824	11,335
Non-compete agreements	2.00	42	40	2
	7.05	$17,360	$4,541	$12,819

December 31, 2023	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradename and trademarks	7.11	$3,104	$1,335	$1,769
Licenses and customer base	9.15	18,033	2,797	15,236
Non-compete agreements	2.00	42	35	7
	8.84	$21,179	$4,167	$17,012

Estimated future amortization expense for the Company’s intangible assets at March 31, 2024 was as follows:

Year ending December 31,
Remainder of 2024	$2,019
2025	2,237
2026	1,730
2027	1,637
2028	1,637
Thereafter	3,559
Total	$12,819

The changes in the carrying value of the Company’s goodwill in the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Balance at January 1,	$11,993	$8,079
Ermont Acquisition	3,819	3,925
Balance at March 31,	$15,812	$12,004

In connection with the finalization of the purchase price allocation for the Ermont Acquisition, the Company recorded reclassifications between its Tradename and trademarks intangible asset, Licenses and customer base intangible asset, and Goodwill (see Note 2).

(9) DEBT

Term Loan (the "CA Term Loan")

On January 24, 2023, the Company entered into a Loan and Security Agreement, by and among the Company, subsidiaries of the Company from time-to-time party thereto (collectively with the Company, the “CA Borrowers”), lenders from time-to-time party thereto (the “CA Lenders”), and Chicago Atlantic Admin, LLC (“Chicago Atlantic”), as administrative agent for the Lenders (the "CA Credit Agreement"). Proceeds from the CA Credit Agreement were designated to complete the build-out of a new cultivation and processing facility in Illinois, complete the build-out of a new processing kitchen in Missouri, expand existing cultivation and processing facilities in Massachusetts and Maryland, fund certain capital expenditures, and repay in full the notes payable issued in 2022 in connection with the acquisition of Kind Therapeutics USA, which repayment occurred on January 24, 2023. The remaining balance, if any, was expected to be used to fund acquisitions.

The CA Credit Agreement allowed for $35.0 million in principal borrowings at the CA Borrowers’ option in the aggregate and further provides the CA Borrowers with the right, subject to customary conditions, to request an additional incremental term loan in the aggregate principal amount of up to $30.0 million, provided that the CA Lenders elected to fund such incremental term loan. $30.0 million of loan principal was funded at the initial closing (the "CA Term Loan"), which amount was reduced by an original issuance discount of $0.9 million (the "CA Original Issuance Discount"). The Company had the option, during the six-month period following the initial closing, to draw down an additional $5.0 million, which it did not elect to do. The loan required scheduled amortization payments of 1.0% of the principal amount outstanding under the CA Credit Agreement per month commencing in May 2023, and the remaining principal balance was due in full on January 24, 2026, subject to extension to January 24, 2028 under certain circumstances.

The CA Credit Agreement provided the CA Borrowers with the right, subject to specified limitations, to incur (a) seller- provided debt in connection with future acquisitions, (b) additional mortgage financing from third-party lenders secured by real estate currently owned and acquired after the closing date, and (c) additional debt in connection with equipment leasing transactions. The obligations under the CA Credit Agreement were secured by substantially all of the assets of the CA Borrowers, excluding specified parcels of real estate and other customary exclusions.

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

The CA Credit Agreement included customary representations and warranties and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. The CA Credit Agreement also included customary negative covenants limiting the CA Borrowers’ ability to incur additional indebtedness and grant liens that were otherwise not permitted, among others. Additionally, the Credit Agreement required the CA Borrowers to meet certain financial tests. The Company was in compliance with the CA Credit Agreement covenants throughout the term of the CA Credit Agreement.

The CA Credit Agreement provided for 30% warrant coverage against amounts funded under the facility, priced at a 20% premium to the trailing 20-day average price on the closing date of each such funding. At the initial closing, upon funding of the initial $30.0 million under the facility, the Company issued to the CA Lenders an aggregate of 19,148,936 warrants to purchase shares of the Company’s common stock at $0.47 per share, exercisable for a five-year period following issuance. The Company recorded the warrants at present value of $5.5 million as a component of Additional paid-in capital on the condensed consolidated balance sheet as of January 24, 2023, and discounted the CA Term Loan by $5.5 million (the "CA Warrant Discount"). The CA Warrant Discount was being amortized to interest expense over the term of the Credit Agreement.

The Company incurred $1.8 million of third party costs (i.e., legal fees, referral fees, etc.) in connection with the CA Term Loan, which were recorded as a discount to the CA Term Loan (the "CA Third-Party Costs Discount"), which was being amortized to interest expense over the term of the CA Credit Agreement.

The Company recorded $0.3 million of aggregate interest amortization for the three months ended March 31, 2023 related to the CA Original Issuance Discount, CA Warrant Discount and CA Third-Party Costs Discount.

On November 16, 2023, the Company repaid and retired the CA Term Loan (the "CA Term Loan Payoff") using proceeds from a new $58.7 million loan entered into on the same day (described below). The CA Term Loan Payoff amount totaled $32.7 million, comprised of $28.5 million for the outstanding principal, $3.7 million for the make-whole payment, $0.2 million for accrued unpaid interest and $0.3 million for transaction-related fees. The Company recognized a loss of $10.2 million in connection with the Term Loan Payoff, which it recorded in the fourth quarter of 2023.

Mortgages and Notes Payable

The Company’s mortgages and notes payable are reported in the aggregate on the condensed consolidated balance sheets under the captions Mortgages and notes payable, current portion, and Mortgages and notes payable, net of current portion.

The Company’s mortgage and notes payable balances at March 31, 2024 and December 31, 2023 were comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Construction to Permanent Commercial Real Estate Mortgage Loan ("CREM Loan")	$53,152	$52,083
Bank of New England - Wilmington, DE property	1,186	1,219
DuQuoin State Bank - Anna, IL and Harrisburg, IL properties	712	719
DuQuoin State Bank - Metropolis, IL property	2,460	2,472
Du Quoin State Bank - Mt. Vernon, IL property (grow and production)	2,911	2,923
DuQuoin State Bank - Mt. Vernon, IL property (retail)	1,160	—
Promissory note issued as purchase consideration - Ermont Acquisition	2,678	2,591
Promissory note issued as purchase consideration - Greenhouse Naturals Acquisition	4,098	4,190
Promissory notes issued to purchase motor vehicles	148	178
Total mortgages and notes payable	68,505	66,375
Less: Mortgages and notes payable, current	(1,057)	(723)
Mortgages and notes payable, less current portion	$67,448	$65,652

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

The Company incurred bank closing costs and third party costs (i.e., legal fees, etc.) aggregating $1.5 million in connection with the CREM Loan Transaction, which have been recorded as a discount to the Loan Transaction (the "CREM Closing Costs Discount"), and which are being amortized to interest expense over the term of the CREM Loan Transaction. The Company recorded approximately $18,000 of interest amortization in the three months ended March 31, 2024 related to the CREM Closing Costs Discount.

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

During the three months ended March 31, 2024, the Company received $1.0 million of the amount previously held back by the CREM Lender and made interest-only payments to the CREM Lender aggregating $1.2 million. The current portion of the outstanding principal balance of the CREM Loan was $0.4 million at March 31, 2024.

Bank of New England (New Bedford, MA and Middleborough, MA)

The Company maintained an amended and restated mortgage secured by the Company's properties in New Bedford, MA and Middleborough MA in the original amount of $13.0 million and bearing interest of 6.5% per annum that would mature in August 2025 (the “Refinanced Mortgage”). On November 16, 2023, the Company used $11.9 million of proceeds from the CREM Loan Transaction to pay the outstanding principal of the Refinanced Mortgage, and such mortgage was retired. The Company recorded a loss of $0.2 million on the early repayment of the Refinanced Mortgage, which it recorded in the fourth quarter of 2023. Concurrent with the repayment of the Refinanced Mortgage, the Company refinanced the properties through the CREM Loan and accordingly, effective November 16, 2023, the mortgage on these properties is held by Needham Bank, which mortgage matures in 2033 and which outstanding amount is included as a component of the CREM Loan outstanding balance.

Bank of New England (Wilmington, DE)

The Company maintains a mortgage with Bank of New England for the 2206 purchase of a building in Wilmington, DE, which was developed into a cannabis seed to ale facility that is currently leased to the Company's cannabis-licensed client in that state. The mortgage matures in 2031, with monthly principal and interest payments at a rate of 5.25% per annum, with the rate adjusting every five years to the then-prime rate plus 1.5% and a floor of 5.25% per annum. The next interest rate adjustment will occur in September 2026. The current portions of the outstanding principal balance under this mortgage at March 31, 2024 and December 31, 2023 were approximately $135,000 and $133,000, respectively.

DuQuoin State Bank (Anna, IL and Harrisburg IL)

In May 2016, the Company entered into a mortgage agreement with DuQuoin State Bank ("DSB") for the purchase of properties in Anna, IL and Harrisburg, IL, which the Company developed into two free-standing retail dispensaries. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined by DSB’s executive committee. The mortgage was renewed in May 2023 at a rate of 9.75% per annum. The current portions of the outstanding principal balance under this mortgage at March 31, 2024 and December 31, 2023 were approximately $28,000 and $27,000, respectively.

DuQuoin State Bank (Metropolis, IL)

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, Illinois. In connection with this purchase, the Company entered into a mortgage agreement with DSB in the amount of $2.7 million that matures in July 2041, and which currently bears interest at a rate of 11.25% per annum, which rate is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and holds the related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. The current portions of the outstanding principal balance of this mortgage at March 31, 2024 and December 31, 2023 were approximately $49,000 and $46,000, respectively.

DuQuoin State Bank (Mt. Vernon, IL)

In July 2022, Mari Holdings Mt Vernon LLC, a wholly owned subsidiary of the Company, entered into a $3.0 million loan agreement and mortgage with DSB secured by property owned in Mt. Vernon, Illinois, which the Company is developing into a grow and production facility. The mortgage has a 20-year term and currently bears interest at the rate of 11.25% per annum, subject to upward adjustment on each annual anniversary date to the Wall Street Journal U.S. Prime Rate (with an interest rate floor of 7.75%). The proceeds of this loan are being utilized for the build-out of the property and other working capital needs. The current portions of the outstanding principal balance of this mortgage were approximately $50,000 and $48,000 at March 31, 2024 and December 31, 2022, respectively.

DuQuoin State Bank (Mt. Vernon, IL)

In February 2020, the Company entered into a mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, Illinois. Beginning in August 2021, pursuant to an amendment of the South Porte Bank Mortgage, the monthly payments of principal and interest aggregated approximately $6,000, with such payment amounts effective through June 2023, at which time all remaining principal, interest and fees were due. On May 26, 2023, the Company repaid the outstanding balance on this mortgage, which totaled approximately $778,000. In January 2024, the Company refinanced this property and entered into a $1.2 million mortgage with DSB. The mortgage with DSB has a 17-year term and bears interest of 9.50% per annum. The current portion of the outstanding principal balance of this mortgage was approximately $29,000 at March 31, 2024.

Promissory Notes

Promissory Notes Issued as Purchase Consideration

Ermont Acquisition

In connection with the Ermont Acquisition, the Company issued the Ermont Note (see Note 2), totaling $7.0 million. The Ermont Note matures in March 2029, and bears interest at 6.0% per annum, with payments of interest-only for two years, and quarterly payments of principal and interest in arrears thereafter. The outstanding balance on the Ermont Note is subject to prepayment in full in the event the Company raises $75.0 million or more of equity capital. The Company recorded the Ermont Note at a present value of $4.6 million. This amount is net of the $2.4 million recorded as a debt discount, which is being accreted through the term of the Ermont Note to interest expense. As discussed above, on November 26, 2023, the Company used $2.2 million of the proceeds from the CREM Loan Transaction to reduce the outstanding balance of the Ermont Note. The difference between the face value of the Ermont Note and the present value recorded at the time of the Ermont Acquisition is being amortized to interest expense over the term of the Ermont Note. The fair value of the Ermont Note was $2.7 million and $2.6 million at March 31, 2024 and December 31, 2023, respectively. The balances at both dates were recorded as noncurrent, as the first principal payment is not due until two years after the Ermont Acquisition Date.

Greenhouse Naturals Acquisition

In connection with the Greenhouse Naturals Acquisition, the Company issued the Greenhouse Naturals Note (see Note 2) totaling $5.0 million to the Greenhouse Naturals Sellers, payable on a monthly basis as a percentage of the monthly gross sales of the Company's Beverly, Massachusetts dispensary (the "Beverly Dispensary"). The Company recorded $0.7 million as a debt discount, which is being accreted to interest expense through the term of the Greenhouse Naturals Note, which matures in July 2026. In the third quarter of 2023, the Company updated its forecast of revenue attributable to the Beverly Dispensary and, accordingly, adjusted the schedule of estimated future payments on the Greenhouse Naturals Note. The fair value of the Greenhouse Naturals Note was $4.1 million and $4.2 million at March 31, 2024 and December 31, 2023, respectively. The Company estimated that the current portion of the Greenhouse Naturals Note was $0.4 million and $0.3 million at March 31, 2024 and December 31, 2023, respectively.

Kind Acquisition

In connection with the 2022 acquisition of Kind Therapeutics USA ("Kind"), the Company issued four-year promissory notes aggregating $6.5 million with an interest rate of 6.0% per annum to the members of Kind (the “Kind Notes”). In connection with the CA Credit Agreement (described above), on January 24, 2023, the Company repaid the Kind Notes in full, aggregating $5.4 million, including approximately $420,000 of accrued interest. There was no penalty in connection with the early repayment of the Kind Notes.

Promissory Notes Issued to Purchase Commercial Vehicles

The Company had four outstanding promissory notes to purchase commercial motor vehicles at March 31, 2024 and five such notes outstanding at December 1, 2023. At March 31, 2024, the outstanding notes had an aggregate outstanding balance of approximately $148,000, of which approximately $28,000 was current. At December 31, 2023, the outstanding notes had an aggregate outstanding balance of approximately $178,000, of which approximately $33,000 was current. The weighted average interest rates of the outstanding balances were 11.28% and 11.07% at March 31, 2024 and December 31, 2023, respectively. The weighted average remaining terms of these notes were 4.55 years and 4.61 years at March 31, 2024 and December 31, 2023, respectively.

Future Payments

The future principal amounts due under the Company outstanding mortgages and notes payable at March 31, 2024 were as follows (in thousands):

Year ending December 31,
Remainder of 2024	$593
2025	2,164
2026	2,678
2027	2,980
2028	3,163
Thereafter	65,062
76,640
Less: discount	(8,135)
$68,505

(10) MEZZANINE EQUITY

Series B Convertible Preferred Stock

The Company had 4,908,333 shares of Series B Convertible Preferred Stock (the "Series B Stock") outstanding at both March 31, 2024 and December 31, 2023, which shares are held by three institutional shareholders. The holders of Series B Stock (the “Series B Holders”) are entitled to cast a number of votes equal to the number of shares of the Company's common stock into which the shares of Series B Stock are convertible, together with the holders of the Company's common stock as a single class, on most matters. However, the affirmative vote or consent of the Series B Holders voting separately as a class is required for certain acts taken by the Company, including an amendment or repeal of certain charter provisions, liquidation or winding up of the Company, creation of stock senior to the Series B Stock, and/or other acts defined in the certificate of designation.

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

At any time on or prior to the six-year anniversary of the 2020 issuance date of the Series B Stock, (i) the Series B Holders have the option to convert their shares of Series B Stock into shares of the Company's common stock at a conversion price of $3.00 per share, without the payment of additional consideration, and (ii) the Company has the option to convert all, but not less than all, shares of Series B Stock into shares of the Company's common stock at a conversion price of $3.00 if the daily volume weighted average price of the Company's common stock (the “VWAP”) exceeds $4.00 per share for at least twenty consecutive trading days prior to the date on which the Company gives notice of such conversion to the Series B Holders.

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

Series C Convertible Preferred Stock

The Company's Series C Convertible Preferred Stock (the "Series C Stock") is held by Hadron Healthcare Master Fund (“Hadron”). In 2021, the Company issued to Hadron 6,216,216 shares of Series C Stock and warrants to purchase up to an aggregate of 15,540,540 shares of its common stock in connection with a financing facility between the Company and Hadron. Each share of Series C Stock is convertible, at Hadron’s option, into five shares of the Company's common stock, and each warrant is exercisable at an exercise price of $1.087 per share. The warrants are subject to early termination if certain milestones are achieved and the market value of the Company’s common stock reaches certain predetermined levels.

The Series C Stock is zero coupon, non-voting, and has a liquidation preference equal to its original issuance price plus declared but unpaid dividends. Holders of Series C Stock are entitled to receive dividends on an as-converted basis.

During the year ended December 31, 2023, the Company converted, at Hadron's request in accordance with the terms and conditions of the Series C stock certificate of designation, a total of 5,060,942 shares of Series C stock into 25,304,710 shares of the Company's common stock (the "Conversions), comprised of 784,334 shares of Series C Stock converted into 3,921,670 shares of the Company's common stock in the third quarter of 2023 and 4,276,608 shares of Series C Stock converted into 21,383,040 shares of the Company's common stock in the second quarter of 2023. The Conversions were effected at a conversion rate of five shares of the Company's common stock for each share of Series C common stock converted. The Company did not recognize a gain or loss on the Conversions as they were effected in accordance with the Series C Stock certificate of designation. At both March 31, 2024 and December 31, 2023, 1,155,274 shares of Series C Stock remained outstanding.

(11) STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

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

Stock Options

A summary of the Company's stock option activity during the three months ended March 31, 2024 is below:

	Shares	Weighted average exercise price
Outstanding at January 1, 2024	35,599,421	$0.78
Granted	—	$—
Exercised	—	$—
Forfeited	(3,750)	$0.44
Expired	(63,750)	$0.79
Outstanding at March 31, 2024	35,531,921	$0.78

Stock options granted under the 2018 Plan generally expire five years from the date of grant. At March 31, 2024, the stock options outstanding had a weighted average remaining life of approximately two years.

The Company did not grant any stock options in the three months March 31, 2024.

Restricted Stock Units

Holders of unvested restricted stock units ("RSUs") do not have voting or dividend rights. The grant date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service periods. The fair value of RSUs is determined based on the market value of the shares of the Company's common stock on the date of grant.

The activity related to the Company's RSUs for the three months ended March 31, 2024 was as follows:

	RSUs	Weighted average grant date fair value
Unvested at January 1, 2024	5,825,538	$0.42
Granted	275,051	$0.35
Vested	(335,300)	$0.46
Forfeited	(110,900)	$0.40
Outstanding at March 31, 2024	5,654,389	$0.42

Warrants

At March 31, 2024, warrants to purchase up to 42,089,476 shares of the Company's common stock were outstanding, with a weighted average exercise price of $0.68.

Other Common Stock Issuances

In addition to the activity related to stock options and RSUs, described above, during the three months ended March 31, 2024, the Company also issued 3,614 shares of restricted common stock with an aggregate fair value of approximately $1,100, under a royalty agreement.

Stock-Based Compensation

The Company recorded stock-based compensation of $0.2 million in each of the three months ended March 31, 2024 and 2023.

(12) REVENUE

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

Revenue for the three months ended March 31, 2024 and 2023 was comprised of the following (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Product revenue:
Product revenue - retail	$22,346	$23,183
Product revenue - wholesale	14,505	10,376
Total product revenue	36,851	33,559
Other revenue:
Real estate rentals	374	420
Supply procurement	228	308
Management fees	437	19
Licensing fees	43	74
Total other revenue	1,082	821
Total revenue	$37,933	$34,380

(13) MAJOR CUSTOMERS

The Company did not have any customers that contributed 10% or more of total revenue in either of the three-month periods ended March 31, 2024 or 2023.

The Company did not have any customers that accounted for 10% or more of the Company’s accounts receivable balance at either March 31, 2024 or December 31, 2023. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and historical losses have been within management’s expectations.

(14) LEASES

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

The Company was the lessee under eight operating leases and twenty-six finance leases at March 31, 2024. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company's operating leases include its corporate headquarters, dispensaries and cannabis production and processing facilities. The Company subleases three of these leased facilities to a cannabis-licensed client. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments. The Company leases machinery and office equipment under finance leases that expire from January 2026 through April 2030, with such terms being a major part of the economic useful life of the leased property.

The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Operating lease expense	$517	$299

Finance lease expenses:
Amortization of right of use assets	$196	$54
Interest on lease liabilities	$82	$15
Total finance lease expense	$278	$69

The weighted average remaining lease terms and weighted average discount rates for the Company's operating leases and finance leases at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating leases	9.69	9.83
Finance leases	3.56	3.29
Weighted average discount rate:
Operating leases	11.0%	11.0%
Finance leases	9.8%	11.0%

Future minimum lease payments as of March 31, 2024 under all non-cancelable leases having an initial or remaining term of more than one year were (in thousands):

	Operating leases	Finance leases
Remainder of 2024	$1,462	$977
2025	1,988	1,304
2026	1,915	1,022
2027	1,813	453
2028	1,757	199
Thereafter	2,230	431
Total lease payments	11,165	4,386
Less: imputed interest	(992)	(793)
	$10,173	$3,593

(15) RELATED PARTY TRANSACTIONS

The Company’s corporate offices are leased from an entity in which the Company’s President and Chief Executive Officer (the "CEO") has an investment interest. This lease expires in October 2028 and contains a five-year extension option. Expenses incurred under this lease were approximately $41,000 and $39,000 for the three months ended March 31, 2024 and 2023, respectively.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s Chief Operating Officer (the “COO”). Purchases from this entity totaled $1.1 million and $1.0 million in the three months ended March 31, 2024 and 2023, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the COO and its Chief Revenue Officer (the “CRO") under a royalty agreement. Under this agreement, the royalty percentage on all sales of Betty’s Eddies products is 3.0% if sold directly by the Company and between 1.35% and 2.5% if licensed by the Company for sale by third parties. Future developed products (i.e., ice cream) have a royalty rate of 0.5% if sold directly by the Company and between 0.125% and 0.135% if licensed by the Company for sale by third parties. The aggregate royalties due to this entity were approximately $118,000 and $77,000 for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024 and 2023, one of the Company’s majority-owned subsidiaries paid distributions of approximately $1,200 and $1,300, respectively, to the CEO, who owns a minority equity interest in such subsidiary.

Prior to December 31, 2023, FSCC, the cannabis-licensed client in Delaware that the Company manages, paid fees to BKR Management Inc., a company partially owned by the CEO, related to the initial formation, licensing and establishment of FSCC's cannabis operations. The aggregate fees paid by FSCC were $48,000 for the three months ended March 31, 2023. Payment of these fees terminated effective as of December 31, 2023.

At March 31, 2024, the Company’s mortgages with Bank of New England and DuQuoin State Bank were personally guaranteed by the CEO. Additionally, the CEO provided a limited guaranty to the Lenders under the Company's Credit Agreement with Chicago Atlantic through its repayment in November 2023. The CEO had also guaranteed the South Porte Bank Mortgage prior to its repayment in May 2023.

(16) COMMITMENTS AND CONTINGENCIES

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

On January 24, 2020, an involuntary bankruptcy proceeding under Chapter 11 was filed against GenCanna and its wholly-owned subsidiary, OGGUSA Inc. (f/k/a GenCanna Global US, Inc.) ("OGGUSA" and together with GenCanna, the "OGGUSA Debtors") in the U.S. Bankruptcy Court in the Eastern District of Kentucky (the "Bankruptcy Court"). In February 2020, the OGGUSA Debtors agreed to convert the involuntary bankruptcy proceeding into a voluntary Chapter 11 proceeding. The OGGUSA Debtors' subsidiary, Hemp Kentucky LLC, also filed voluntary petitions under Chapter 11 in the Bankruptcy Court.

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

As of the date of this filing, there is insufficient information to determine how much MMH may receive upon the completion of the liquidation of the remaining assets of the OGGUSA Debtors on account of its general unsecured claim, if anything.

New Bedford, MA and Middleborough, MA Buildouts

In the third quarter of 2023, the Company recorded an increase of $2.0 million in building and building improvements and a corresponding accrued liability in the same amount for electrical work performed at the Company's New Bedford and Middleborough properties between December 2017 and June 2023. The electrical work was performed by an electrical contractor that is owned and/or controlled by the family of a non-officer/director Company stockholder who beneficially owned more than 5% of the Company's common stock when the electrical work began. The electrical work was primarily paid for by an entity that is indirectly controlled by that individual and another non-officer/director Company stockholder who also beneficially owned more than 5% of the Company's common stock when the electrical work began. The Company repaid the two shareholders $300,000 each as salary between 2021 and 2023 (at the rate of $100,000 each per year), which payments have since been terminated. The Company is engaged in discussions to reach agreement with the entity that paid for the electrical work and all other interested parties to address this liability and related payment terms.

(17) SUBSEQUENT EVENTS

Acquisitions

MedLeaf

On April 5, 2024, the Company completed the acquisition of the operating assets of MedLeaf in Prince George's County, Maryland. Consideration for this acquisition was comprised of $2.0 million of cash with adjustments to reflect amounts owed the Company, a $2.0 million promissory note, and 3.9 million shares of the Company's common stock. Immediately prior to closing, the Company paid the state's adult-use conversion fee and subsequently received an adult-use license to sell retail cannabis products from the Maryland Cannabis Administration. The acquired dispensary has been closed since July 1, 2023. The Company expects to reopen the dispensary and begin adult-use retail sales by the end of the second quarter of 2024 upon regulatory approvals. See Note 2.

Allgreens

On April 9, 2024, the Company completed the acquisition of Allgreens, a dispensary in Casey, Illinois. Consideration for this acquisition was comprised of $2.25 million of cash and a $1.0 million promissory note. The approval of the license transfer by the Illinois Department of Financial & Professional Regulation, and subsequent to the closing of the acquisition, allows the Company to fully consolidate the financial results of the Company's Thrive-branded dispensary in Casey, Illinois, which had previously been operated by the Company under a managed services agreement. See Note 2.

Equity Transactions

Subsequent to March 31, 2024, the following equity transaction occurred:

•On April 5, 2024, the Company issued 3,917,267 shares as part of the purchase consideration for the acquisition of MedLeaf (described above), with a grant date fair value of approximately $1 million.
•The Company issued 261,311 common shares in the aggregate underlying RSUs that vested on various dates.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of MariMed Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2024.

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

Overview

We are a multi-state operator in the United States cannabis industry. We develop, operate, manage and optimize state-of-the-art, regulatory-compliant facilities for the cultivation, production and dispensing of medicinal and adult-use cannabis. We also license our proprietary brands of cannabis products, along with other top brands, in several domestic markets.

On March 9, 2023 (the "Ermont Acquisition Date"), we acquired the operating assets of Ermont, Inc. ("Ermont"), a medical-licensed vertical cannabis operator located in Quincy, Massachusetts (the "Ermont Acquisition"). The financial results of Ermont are included in our condensed consolidated financial statements for the period subsequent to the Ermont Acquisition Date.

During 2024, we are continuing to focus on executing our strategic growth plan, with priority on activities that include the following:

•Completing the acquisition and consolidation of the client cannabis businesses we developed, managed and advised prior to becoming a seed to sale multi-state operator. There is one remaining business that we continue to manage and intend to acquire - Delaware operator First State Compassion Center ("FSCC"). Delaware's current cannabis regulations prevent such an acquisition.
•Increasing revenue organically in states where we currently do business by developing additional assets and increasing our product distribution within those states.

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
In November 2023, we announced the closing of a $58.7 million secured credit facility with a United States chartered bank at a lower rate relative to both our previous outstanding debt with Chicago Atlantic Admin, LLC (“Chicago Atlantic”) and recent transactions announced by other cannabis companies. This debt refinancing enabled us to pay off our term loan with Chicago Atlantic, pay off the mortgage on our New Bedford and Middleborough, Massachusetts facilities with Bank of New England, and reduce the principal outstanding on the note we issued to the sellers in connection with our acquisition of the operating assets of Ermont, Inc. Our new credit facility has allowed us to unencumber our operating assets in Illinois, Ohio, and Delaware, as well as our branded products, providing additional levers for future loans at attractive rates if we choose to increase our borrowings. Additionally, the credit facility bolsters our ability to continue to execute our strategic plan, particularly as it relates to growing the Company through mergers and acquisitions.

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

Results of Operations

Three months ended March 31, 2024 and 2023

Revenue

Our main sources of revenue are comprised of the following:

•Product sales (retail and wholesale) - direct sales of cannabis and cannabis-infused products primarily by our retail dispensaries and wholesale operations in multiple states. We recognize this revenue when products are delivered or at retail points-of-sale.
•Real estate rentals - rental income generated from leasing of our state-of-the-art, regulatory-compliant cannabis facilities to our cannabis-licensed clients. Rental income is generally a fixed amount per month that escalates over the respective lease terms.
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

Our revenue for the three months ended March 31, 2024 and 2023 was comprised of the following (in thousands):

	Three months ended March 31, 2024		Increase (decrease) from prior year
	2024	2023	$	%
Product revenue:
Product sales - retail	$22,346	$23,183	$(837)	(3.6)%
Product sales - wholesale	14,505	10,376	4,129	39.8%
Total product revenue	36,851	33,559	3,292	9.8%
Other revenue:
Real estate rentals	374	420	(46)	(11.0)%
Supply procurement	228	308	(80)	(26.0)%
Management fees	437	19	418	2200.0%
Licensing fees	43	74	(31)	(41.9)%
Total other revenue	1,082	821	261	31.8%
Total revenue	$37,933	$34,380	$3,553	10.3%

Our total revenue increased $3.6 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Our total product revenue increased $3.3 million, or 9.8%, in the three months ended March 31, 2024 compared to the same prior year period. This increase was primarily attributable to higher wholesale revenue in all of our wholesale locations, particularly in Maryland, which accounted for approximately 70% of this increase. Net lower retail revenue, particularly in Illinois, partially offset the increase in wholesale revenue. Our retail operations in Massachusetts, Maryland and Ohio all reported higher retail revenue in the three months ended March 31, 2024 compared to the same prior year period. The increase in other revenue in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to management fees from Allgreens.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue represents the direct costs associated with the generation of our revenue, including licensing, packaging, supply procurement, manufacturing, supplies, depreciation, amortization of acquired intangible assets, and other product-related costs.

Our cost of revenue, gross profit and gross margin for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

	Three months ended March 31,		Increase from prior year
	2024	2023	$	%
Cost of revenue	$21,461	$18,992	$2,469	13.0%
Gross profit	$16,472	$15,388	$1,084	7.0%
Gross margin	43.4%	44.8%

Our cost of revenue increased in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily attributable to increases in materials and employee-related expenses aggregating $4.8 million. Our higher personnel costs were primarily due to our increased headcount in connection with our recent acquisitions and expanded footprint. These increases were partially offset primarily by decreases in certain inventory-related and supply procurement expenses.

Operating Expenses

Our operating expenses are comprised of personnel, marketing and promotion, general and administrative, acquisition-related and other, and bad debt expenses. Our operating expenses for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

	Three months ended March 31,		Increase (decrease) from prior year
	2024	2023	$	%
Personnel	$6,465	$4,656	$1,809	38.9%
Marketing and promotion	1,762	1,146	616	53.8%
General and administrative	6,140	4,305	1,835	42.6%
Acquisition-related and other	84	190	(106)	(55.8)%
Bad debt	—	(44)	44	(100.0%)
	$14,451	$10,253	$4,198	40.9%

The increase in our personnel expenses in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the hiring of additional staff to support higher levels of projected revenue from existing operations and our recent acquisitions. Personnel costs increased to approximately 17% of revenue in the three months ended March 31, 2024 compared to approximately 14% of revenue in the three months ended March 31, 2023.

The increase in our marketing and promotion expenses in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to our continued focus on upgrading our marketing initiatives in order to expand branding and distribution of our licensed products.

The increase in our general and administrative expenses in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to higher facility-related expense, depreciation and amortization of fixed assets, and employee travel and related expenses.

Acquisition-related and other expenses include those expenses related to acquisitions and other significant transactions that we would otherwise not have incurred, and include professional and services fees, such as legal, audit, consulting, paying agent and other fees. Our acquisition-related and other expense in the three months ended March 31, 2024, primarily related to the acquisitions of MedLeaf and Allgreens, which were both consummated in April 2024. Our acquisition-related and other expense in the three months ended March 31, 2023 primarily related to our acquisitions and professional fees incurred to obtain the CA Credit Agreement (as described below).

Interest

Interest expense primarily relates to interest on mortgages and notes payable as well as the CREM Loan (as described below) in 2024 and the CA Term Loan (as described below) in 2023. Interest income primarily relates to our notes receivable.

Our net interest expense decreased $0.8 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to lower non-cash interest expense in the current year quarter. Non-cash interest expense in the three months ended March 31, 2023 primarily related to the CA Term Loan.

We reported net other expense of approximately $20,000 and $0.9 million in the three months ended March 31, 2024 and 2023, respectively. The expense in the three months ended March 31, 2024 related to the change in the fair value of our investments. The expense in the three months ended March 31, 2023 was primarily due to the write-off of assets in connection with our decision to cancel our plans to expand into Nevada.

Income Tax Provision

We recorded income tax provisions of $1.7 million and $2.5 million in the three months ended March 31, 2024 and 2023, respectively. Our income tax provisions are impacted by Section 280E of the Internal Revenue Code, which prohibits the deduction of certain ordinary business expenses.

Liquidity and Capital Resources

We had cash and cash equivalents of $15.2 million and $14.6 million at March 31, 2024 and December 31, 2023, respectively. In addition to the discussions below of our cash flows from operating, investing, and financing activities, please also see our discussion of non-GAAP Adjusted EBITDA in the section “Non-GAAP Measurement” below, which discusses an additional financial measure not defined by GAAP which our management also uses to measure our liquidity.

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

The CA Credit Agreement provided for $35.0 million in principal borrowings at our option in the aggregate and further provided the CA Borrowers with the right, subject to customary conditions, to request an additional incremental term loan in the aggregate principal amount of up to $30.0 million; provided that the CA Lenders elect to fund such incremental term loan. $30.0 million of loan principal was funded at the initial closing (the "CA Term Loan") and we had the option, during the six-month period following the initial closing, to draw down an additional $5.0 million, which we did not elect to do. The loans required scheduled amortization payments of 1.0% of the principal amount outstanding under the CA Credit Agreement per month commencing in May 2023, and the remaining principal balance was due in full on January 24, 2026, subject to extension to January 24, 2028 under certain circumstances.

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

On November 16, 2023 (the "Payoff Date"), we repaid and retired the CA Term Loan (the "Term Loan Payoff") using proceeds from a new $58.7 million loan entered into on the same day (described below). The Term Loan Payoff amount totaled $32.7 million, comprised of $28.5 million for the outstanding principal, $3.7 million for the make-whole payment, $0.2 million for accrued unpaid interest and $0.3 million for transaction-related fees. We recognized a loss of $10.2 million in connection with the Term Loan Payoff.

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

The CREM Lender initially released $52.8 million to the CREM Borrowers (the "Initial CREM Distribution"). The remaining proceeds of $5.9 million will be held in escrow to complete the expansion of our Hagerstown, Maryland cultivation facility (the "Hagerstown Facility"). Any unused proceeds will be released to us after completion of the Hagerstown Facility expansion. We used $46.8 million of the Initial CREM Distribution to fully repay certain of our outstanding debt. These payments were comprised of $32.7 million to repay the Term Loan, $11.9 million to repay the mortgage with Bank of New England for our New Bedford, MA and Middleborough, MA properties (the "BNE Mortgage"), and $2.2 million to reduce the outstanding balance of the note we issued in connection with the Ermont Acquisition. Concurrent with the repayment of the BNE Mortgage, we refinanced these properties through the CREM Loan and accordingly, effective November 16, 2023, the mortgage on these properties is held by Needham Bank, which mortgage matures in 2033 and which outstanding amount is included as a component of the CREM Loan amount in our consolidated balance sheet at December 31, 2023. During the three months ended March 31, 2024, we received $1.0 million of the amount previously held back by the CREM Lender.

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

Our operating activities provided $3.2 million and used $4.5 million of cash in the three months ended March 31, 2024 and 2023, respectively. The change in cash from operating activities in the current year period compared to the prior year was primarily attributable to higher costs and operating expenses arising from expanding our sales activities, facilities and geographic footprint, both in the states where we currently operate and to expand into other states. These higher costs primarily relate to personnel, cultivation/manufacturing and facility expenses.

Cash Flows from Investing Activities

Our investing activities used $4.3 million and $6.9 million of cash in the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, we used $3.4 million of cash for capital expenditures, $0.5 million for advances toward future business acquisitions, $0.3 million for purchases of cannabis licenses and $0.1 million for the purchase of certain investments. During the three months ended March 31, 2023 we used $3.1 million for capital expenditures, $3.0 million for capital expenditures, $3.0 million as part of the purchase consideration for the Ermont Acquisition, $0.6 million for cannabis licenses and $0.3 million for advances toward future business acquisitions.

Cash Flows from Financing Activities

Our financing activities provided $1.6 million of cash in the three months ended March 31, 2024 and $23.3 million of cash in the three months ended March 31, 2023. During the three months ended March 31, 2024, we received $1.0 million of additional proceeds from the CREM Loan and $1.2 million of proceeds from the refinancing of our retail facility in Mt. Vernon, Illinois. We made $0.5 million of aggregate principal payments on our outstanding mortgages, promissory notes and finance leases and approximately $45,000 of distribution payments.

During the three months ended March 31, 2023, we received proceeds of $29.1 million from the CA Credit Agreement, of which we used $5.5 million to repay in full the notes issued in connection with our 2022 acquisition of Kind Therapeutics USA, made $0.3 million of aggregate principal payments on our outstanding mortgages and finance leases and approximately $34,000 of distribution payments.

Based on our current expectations, we believe our current cash and future funding opportunities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at March 31, 2024, and our ability to raise additional cash through financing activities. We anticipate devoting substantial capital resources to continue our efforts to execute our strategic growth plan as described above.

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

As there are no standardized methods of calculating non-GAAP measurements, our calculations may differ from those used by analysts, investors, and other companies, even those within the cannabis industry, and therefore they may not be directly comparable to similarly titled measures used by others.

Reconciliation of Income from Operations to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles income from operations to Adjusted EBITDA for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
GAAP Income from operations	$2,021	$5,135
Depreciation and amortization of property and equipment	1,938	986
Amortization of acquired intangible assets	374	557
Stock-based compensation	244	206
Acquisition-related and other	84	190
Adjusted EBITDA	$4,661	$7,074

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has impacted the Company through increased costs of ingredients, nutrients and packaging. We recently negotiated with certain of our suppliers to reduce our costs for future purchases of ingredients, nutrients and packaging, all of which have increased significantly as a result of current economic conditions.

Seasonality

In the opinion of management, our financial condition and results of its operations are not materially impacted by seasonal sales.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements, and we do not believe the future adoption of any such pronouncements will have a material impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) (same person), evaluated the effectiveness of the Company’s disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2024 (the “Evaluation Date”). Based upon that evaluation, the Company's management concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There has been no material change to the status of the Company’s previously reported legal proceedings.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information contained in this item pursuant to Regulation S-K. However, information regarding the Company’s risk factors appears in Part I, Item 1A. of its Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"). These risk factors describe some of the assumptions, risks, uncertainties, and other factors that could adversely affect the Company’s business or that could otherwise result in changes that differ materially from management’s expectations. There have been no material changes to the risk factors contained in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, the Company issued unregistered securities as described below:

•3,614 shares of restricted common stock with an aggregate fair value of approximately $1,100 issued under a royalty agreement.

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

Date: May 9, 2024

MARIMED INC.

By:	/s/ Jon R. Levine
Jon R. Levine
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial Officer)