Form 10-Q
period 2024-09-30
MARIMED INC.
filed 2024-11-07
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2024, 381,306,387 shares of the registrant’s common stock were outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MariMed Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$9,788	$14,645
Accounts receivable, net of allowances of $460 and $764 at September 30, 2024 and December 31, 2023, respectively	7,321	7,199
Inventory	34,975	25,306
Deferred rents receivable	575	630
Notes receivable, current portion	52	52
Investments, current portion	—	88
Due from related parties	302	105
Other current assets	3,667	3,407
Total current assets	56,680	51,432
Property and equipment, net	95,496	89,103
Intangible assets, net	19,522	17,012
Goodwill	15,812	11,993
Investments, net of current portion	—	221
Notes receivable, net of current portion	814	814
Operating lease right-of-use assets	8,977	9,716
Finance lease right-of-use assets	4,278	3,295
Other assets	11,102	12,537
Total assets	$212,681	$196,123

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Mortgages and notes payable, current portion	$4,371	$723
Accounts payable	12,983	9,001
Accrued expenses and other	6,276	3,549
Income taxes payable	17,042	14,434
Operating lease liabilities, current portion	1,974	1,945
Finance lease liabilities, current portion	1,951	1,210
Total current liabilities	44,597	30,862
Mortgages and notes payable, net of current portion	71,120	65,652
Operating lease liabilities, net of current portion	7,784	8,455
Finance lease liabilities, net of current portion	2,239	2,140

MariMed Inc.
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Other liabilities	100	100
Total liabilities	125,840	107,209

Commitments and contingencies

Mezzanine equity
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at September 30, 2024 and December 31, 2023	14,725	14,725
Series C convertible preferred stock $0.001 par value; 12,432,432 shares authorized; 1,155,274 shares issued and outstanding at both September 30, 2024 and December 31, 2023	4,275	4,275
Total mezzanine equity	19,000	19,000

Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 32,659,235 shares authorized; zero shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 380,992,386 and 375,126,352 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	381	375
Additional paid-in capital	173,111	171,144
Accumulated deficit	(103,915)	(99,955)
Noncontrolling interests	(1,736)	(1,650)
Total stockholders’ equity	67,841	69,914
Total liabilities, mezzanine equity and stockholders’ equity	$212,681	$196,123

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$40,591	$38,800	$118,962	$109,699
Cost of revenue	23,813	21,962	68,803	61,097
Gross profit	16,778	16,838	50,159	48,602

Operating expenses:
Personnel	7,255	5,916	20,678	16,191
Marketing and promotion	1,828	1,585	5,446	4,397
General and administrative	6,100	6,135	19,044	15,520
Acquisition-related and other	371	32	805	647
Bad debt	(116)	(122)	(131)	(127)
Total operating expenses	15,438	13,546	45,842	36,628

Income from operations	1,340	3,292	4,317	11,974

Interest and other (expense) income:
Interest expense	(1,705)	(2,482)	(5,058)	(7,627)
Interest income	25	29	76	243
Other expense, net	—	(646)	(50)	(1,556)
Total interest and other expense, net	(1,680)	(3,099)	(5,032)	(8,940)

(Loss) income before income taxes	(340)	193	(715)	3,034
Provision for income taxes	655	4,462	3,211	8,902

Net loss	(995)	(4,269)	(3,926)	(5,868)
Less: Net income (loss) attributable to noncontrolling interests	16	(10)	34	(6)
Net loss attributable to common stockholders	$(1,011)	$(4,259)	$(3,960)	$(5,862)

Net loss per share attributable to common stockholders:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic	380,599	373,081	378,449	359,156
Diluted	380,599	373,081	378,449	359,156

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Nine months ended September 30, 2024
	Common stock		Common stock subscribed but not issued		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value	Shares	Amount
Balances at January 1, 2024	375,126,352	$375	—	$—	$171,144	$(99,955)	$(1,650)	$69,914
Release of shares under stock grants	335,300	—	—	—	—	—	—	—
Common stock issued under licensing agreement	3,614	—	—	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	—	—	(46)	(46)
Stock-based compensation	—	—	—	—	244	—	—	244
Net (loss) income	—	—	—	—	—	(1,298)	6	(1,292)
Balances at March 31, 2024	375,465,266	375	—	—	171,389	(101,253)	(1,690)	68,821
Release of shares under stock grants	950,707	1	—	—	(1)	—	—	—
Standalone warrants issued as payment for services	—	—	—	—	218	—	—	218
Shares issued as purchase consideration - business acquisition	3,917,267	4	—	—	987	—	—	991
Common stock issued under licensing agreement	5,550	—	—	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	—	—	(37)	(37)
Stock-based compensation	—	—	—	—	248	—	—	248
Net (loss) income	—	—	—	—	—	(1,651)	12	(1,639)
Balances at June 30, 2024	380,338,790	380	—	—	172,842	(102,904)	(1,715)	68,603
Release of shares under stock grants	719,462	1	—	—	(1)	—	—	—
Shares of newly vested common stock surrendered to the Company to satisfy tax withholding obligations	(85,071)	—	—	—	(15)	—	—	(15)
Common stock issued under licensing agreement	19,205	—	—	—	5	—	—	5
Distributions to non-controlling interests	—	—	—	—	—	—	(37)	(37)
Stock-based compensation	—	—	—	—	280	—	—	280
Net (loss) income	—	—	—	—	—	(1,011)	16	(995)
Balances at September 30, 2024	380,992,386	$381	—	$—	$173,111	$(103,915)	$(1,736)	$67,841

MariMed Inc.
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in thousands, except share amounts)
(unaudited)

	Nine months ended September 30, 2023
	Common stock		Common stock subscribed but not issued		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value	Shares	Amount
Balances at January 1, 2023	341,474,728	$341	70,000	$39	$142,365	$(83,924)	$(1,511)	$57,310
Common stock subscribed but not issued	—	—	5,025	2	—	—	—	2
Issuance of subscribed shares	70,000	—	(70,000)	(39)	39	—	—	—
Warrants issued in connection with debt	—	—	—	—	5,454	—	—	5,454
Shares issued as purchase consideration - Ermont Inc.	6,580,390	7	—	—	2,987	—	—	2,994
Common stock issued under licensing agreement	1,793	—	—	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	—	—	(34)	(34)
Stock-based compensation	—	—	—	—	206	—	—	206
Net loss	—	—	—	—	—	(645)	(19)	(664)
Balances at March 31, 2023	348,126,911	348	5,025	2	151,052	(84,569)	(1,564)	65,269
Issuance of subscribed shares	5,025	—	(5,025)	(2)	2	—	—	—
Exercise of stock options	157,752	—	—	—	35	—	—	35
Release of shares under stock grants	349,999	1	—	—	(1)	—	—	—
Conversion of preferred stock to common stock	21,383,040	21	—	—	15,802	—	—	15,823
Purchase of minority interests in certain of the Company's subsidiaries	450,000	1	—	—	4	—	(5)	—
Common stock issued to settle obligations	400,000	—	—	—	160	—	—	160
Common stock issued under licensing agreement	1,290	—	—	—	—	—	—	—
Common stock issued to purchase property and equipment	740,741	1	—	—	299	—	—	300
Distributions to non-controlling interests	—	—	—	—	—	—	(47)	(47)
Stock-based compensation	—	—	—	—	299	—	—	299
Net (loss) income	—	—	—	—	—	(958)	23	(935)
Balances at June 30, 2023	371,614,758	372	—	$—	167,652	(85,527)	(1,593)	80,904
Exercise of stock options	330,000	—	—	—	74	—	—	74
Conversion of preferred stock to common stock	3,921,670	4	—	—	2,898	—	—	2,902
Common stock issued under licensing agreement	5,530	—	—	—	2	—	—	2
Distributions to non-controlling interests	—	—	—	—	—	—	(47)	(47)
Stock-based compensation	—	—	—	—	296	—	—	296
Net loss	—	—	—	—	—	(4,259)	(10)	(4,269)
Balances at September 30, 2023	375,871,958	$376	—	$—	$170,922	$(89,786)	$(1,650)	$79,862

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss attributable to common stockholders	$(3,960)	$(5,862)
Net income (loss) attributable to noncontrolling interests	34	(6)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of property and equipment	5,749	3,838
Amortization of intangible assets	2,065	2,181
Stock-based compensation	772	801
Amortization of warrants issued as payment for services received	218	—
Amortization of original debt issuance discount	—	206
Amortization of debt discount	265	2,559
Amortization of debt issuance costs	55	—
Payment-in-kind interest	151	301
Bad debt income	(131)	(127)
Obligations settled with common stock	7	463
(Gain) loss on disposal of assets	(20)	906
Gain on finance lease adjustment	—	(31)
Write-down of prepaid purchase consideration	—	200
Loss (gain) on changes in fair value of investments	145	(16)
Changes in operating assets and liabilities:
Accounts receivable, net	9	(2,065)
Deferred rents receivable	55	55
Inventory	(9,669)	(4,728)
Other current assets	404	2,040
Other assets	1,434	(300)
Accounts payable	4,220	1,868
Accrued expenses and other	2,786	(132)
Income taxes payable	2,609	2,525
Net cash provided by operating activities	7,198	4,676

Cash flows from investing activities:
Purchases of property and equipment	(10,902)	(14,749)
Business combinations, net of cash acquired, and asset purchases	(4,250)	(2,987)
Advances toward future business combinations and asset purchases	—	(250)
Purchases of investments	—	(187)
Purchases and renewals of cannabis licenses	(663)	(626)
Issuance of notes receivable	—	(879)
Proceeds from notes receivable	13	99

MariMed Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2024	2023
Return on investment	44	—
Proceeds from disposal of assets	22	—
Due from related party	(197)	(58)
Net cash used in investing activities	(15,933)	(19,637)

Cash flows from financing activities:
Proceeds from term loan	—	29,100
Proceeds from Construction to Permanent Commercial Real Estate Mortgage Loan	5,077	—
Proceeds from mortgages	1,163	—
Payment of third-party debt issuance costs in connection with debt	—	(1,798)
Principal payments of term loan	—	(1,500)
Principal payments of mortgages	(207)	(489)
Repayment and retirement of mortgages	—	(778)
Principal payments of promissory notes	(783)	(30)
Repayment and retirement of promissory notes	—	(5,503)
Proceeds from exercise of stock options	—	109
Principal payments of finance leases	(1,252)	(500)
Distributions	(120)	(128)
Net cash provided by financing activities	3,878	18,483

Net (decrease) increase in cash and cash equivalents	(4,857)	3,522
Cash and equivalents, beginning of year	14,645	9,737
Cash and cash equivalents, end of period	$9,788	$13,259

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,901	$4,766
Cash paid for income taxes	$877	$6,904

Non-cash activities:
Common stock issued as purchase consideration	$991	$2,994
Common stock issued to purchase minority interests in certain of the Company's subsidiaries	$—	$5
Present value of promissory notes issued as purchase consideration	$3,000	$4,569
Warrants to purchase common stock issued with debt	$—	$5,454
Liability recorded for building improvements	$—	$1,997
Notes payable issued to purchase property and equipment	$396	$158
Entry into new operating leases	$—	$5,366
Entry into new finance leases	$2,816	$2,309
Write-off of finance leases	$1,112	$—
Return of stock to the Company	$15	$—
Issuance of common stock associated with subscriptions	$—	$41

MariMed Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2024	2023
Conversion of preferred stock to common stock	$—	$18,725
Adjustment to purchase price allocation to reclassify certain acquired intangible assets to goodwill	$3,819	$—

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

The Company completed two acquisitions during the nine months ended September 30, 2024 that it accounted for as asset purchases (see Note 2). On April 9, 2024 (the "Allgreens Acquisition Date"), the Company acquired 100% of the membership interests of Allgreens Dispensary, LLC ("Allgreens"), which held a conditional adult-use cannabis dispensary license in Illinois. On April 5, 2024 (the "MedLeaf Acquisition Date"), the Company acquired 100% of the membership interests of Our Community Wellness & Compassionate Care Center, Inc. ("MedLeaf"), which held a retail dispensary license in Maryland. The MedLeaf dispensary had been closed since July 1, 2023, but was reopened by the Company on August 19, 2024, upon receiving regulatory approval to commence adult use retail sales.

On March 9, 2023 (the "Ermont Acquisition Date"), the Company acquired the operating assets of Ermont, Inc. ("Ermont"), a medical-licensed vertical cannabis operator located in Quincy, Massachusetts (the "Ermont Acquisition"). The financial results of Ermont are included in the Company's condensed consolidated financial statements since the Ermont Acquisition Date (see Note 2).

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements in the Annual Report. There were no material changes to the Company's significant accounting policies during the nine-month period ended September 30, 2024.

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

The Company had $0.2 million and $0.1 million of cash held in escrow at September 30, 2024 and December 31, 2023, respectively.

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

Business Combination

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

The Company's condensed consolidated statement of operations for the three months ended September 30, 2023 included $1.2 million of revenue and $0.7 million of net loss attributable to Ermont. The Company's condensed consolidated statement of operations for the nine months ended September 30, 2023 included $2.6 million of revenue and $1.9 million of net loss attributable to Ermont for the period since the Ermont Acquisition Date.

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

The following unaudited pro forma information presents the condensed combined results of MariMed and Ermont for the three and nine months ended September 30, 2023 as if the Ermont Acquisition had been completed on January 1, 2023, with adjustments to give effect to pro forma events that are directly attributable to the Ermont Acquisition. These pro forma adjustments include amortization expense for the acquired intangible assets and interest expense related to the Ermont Note.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of MariMed and Ermont. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the Ermont Acquisition occurred on January 1, 2023, nor are they intended to represent or be indicative of future results of operations. These unaudited pro forma results for the three and nine months ended September 30, 2023 are as follows (in thousands):

	Three months ended September 30, 2023	Nine months ended September 30, 2023
	(unaudited)
Revenue	$39,150	$110,049
Net loss	$(4,937)	$(6,536)

Valuation of Acquired Intangible Assets

The valuation of acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company uses an income approach to value acquired tradenames and trademarks, licenses and customer bases, and non-compete intangible assets. The valuation for each of these intangible assets is based on estimated projections of expected cash flows to be generated by the assets discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company’s estimates of new markets, products and customers and its outcome through key assumptions driving asset values, including sales growth, royalty rates and other related costs.

Asset Purchases

Allgreens

In August 2022, the Company entered into an agreement to purchase 100% of the membership interests in Allgreens Dispensary, LLC (the "Allgreens Agreement"), a conditional adult-use cannabis dispensary license in Illinois, for $3.25 million, comprised of $2.25 million of cash and a promissory note for $1.0 million, which note was issued to the Allgreens members on the Allgreens Acquisition Date. Completion of the acquisition was dependent upon certain conditions, including resolution of any remaining legal challenges affecting nearly 200 social equity dispensary licenses, and regulatory approval of the acquisition. With the closing conditions met and the acquisition completed, the Company now owns and operates five adult-use dispensaries in Illinois. For the interim period until the acquisition was completed, the Company entered into a management agreement with Allgreens, with the management fees calculated as a percentage of Allgreens' revenue. Under this management agreement, the Company funded the build-out of the dispensary, including purchasing and retaining ownership of the related fixed assets it intended to use upon the transfer ownership to the Company, hired and trained employees, and implemented the processes necessary to run the dispensary, all of which was completed prior to the state's approval of the license transfer to the Company. In connection with this agreement, the Company recorded expenses related to Allgreens aggregating approximately $250,000 for the period from January 1, 2024 through the Allgreens Acquisition Date as a component of Investments, net of current portion (the "Allgreens Expenses").

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

Our Community Wellness & Compassionate Care Center, Inc. ("MedLeaf")

On February 1, 2024 (the "P&S Date"), the Company entered into an agreement to acquire 100% of the membership interests of MedLeaf (the "MedLeaf Agreement"), which held a retail dispensary license in Maryland. The MedLeaf dispensary had ceased its operations since July 1, 2023. Upon receiving regulatory approval, the Company reopened the dispensary and commenced adult-use retail sales on August 19, 2024. The acquisition of MedLeaf provides the Company with a second dispensary in the state of Maryland.

Pursuant to the MedLeaf Agreement, total purchase consideration was $5.25 million, comprised of $2.0 million of cash with adjustments to reflect amounts owed to the Company by the sellers of MedLeaf (the "MedLeaf Sellers"), a $2.0 million promissory note (the "MedLeaf Note"), and shares of the Company's common stock, valued at $1.25 million, with such number of shares calculated using the volume weighted average price based on the ten trading day period ending on the P&S Date. The Company made cash payments aggregating $0.5 million through the P&S Date, which funds were deposited into escrow. On the MedLeaf Acquisition Date, the outstanding cash balance was paid and the promissory note and 3.9 million shares of the Company's common stock were issued. The promissory note bears interest at a rate of 8.0% per annum and matures on October 5, 2025.

The Company has allocated the purchase price to its licenses intangible asset, with an estimated useful life of 10 years (see Note 8).

Pending Transaction at September 30, 2024

Robust Missouri Process and Manufacturing, LLC ("Robust")

In September 2022, the Company entered into an agreement to acquire 100% of the membership interests in Robust Missouri Processing and Manufacturing 1, LLC, a Missouri wholesale and cultivator ("Robust"), for $700,000 in cash (the "Robust Agreement"). Completion of the acquisition is dependent upon obtaining all requisite approvals from the Missouri Department of Health and Senior Services. In August 2024, the state of Missouri approved a facility license to conduct business, but has not yet approved the application to transfer the license from Robust to the Company (the "License Transfer"). The Company is currently conducting business under a managed service agreement until the final approval of the License Transfer. Pursuant to the Robust Agreement, the Company made an initial advance payment of $350,000, with the balance due at closing, which will occur upon the state of Missouri's approval of the License Transfer.

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Weighted average shares outstanding - basic	380,599	373,081	378,449	359,156
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding - diluted	380,599	373,081	378,449	359,156

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

The Company currently leases a cannabis cultivation, processing and dispensary facility that it owns in Delaware to a cannabis-licensed client under a triple net lease that expires in 2035. The Company had previously leased a portion of an owned property in Massachusetts under a lease that expired in February 2023, after which the tenant continued to rent the space on a month-to-month basis through November 2023. The Company expanded its cultivation footprint into this space and accordingly, it is currently utilizing this space for its operations.

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

The Company received rental payments aggregating $0.3 million and $0.5 million in the three months ended September 30, 2024 and 2023, respectively, and $0.9 million and $1.3 million in the nine months ended September 30, 2024 and 2023, respectively. Revenue from these payments was recognized on a straight-line basis and aggregated $0.3 million and $0.4 million in the three months ended September 30, 2024 and 2023, respectively, and $0.9 million and $1.2 million in the nine months ended September 30, 2024 and 2023, respectively.

Future minimum rental receipts for non-cancellable leases and subleases as of September 30, 2024 were as follows (in thousands):

Year ending December 31,
Remainder of 2024	$303
2025	1,211
2026	1,057
2027	952
2028	907
Thereafter	2,837
$7,267

(5) NOTE RECEIVABLE AND OMNIBUS

Note Receivable

At both September 30, 2024 and December 31, 2023, the Company had a note receivable from Healer LLC, an entity that provides cannabis education, dosage programs and products developed by Dr. Dustin Sulak ("Healer"), of approximately $866,000. The note bears interest at 6% per annum and requires quarterly payments of interest through the April 2026 maturity date. The Company has the right to offset any licensing fees payable by the Company to Healer in the event Healer fails to make any payment when due.

Omnibus Agreement

On July 1, 2023 (the "Omnibus Agreement Date"), the Company entered into an Omnibus Agreement with First State Compassion Center ("FSCC"), the Company's cannabis-licensed client in Delaware: (a) consolidating all amounts owed by FSCC to the Company and its affiliated entities as described below, aggregating $11.0 million (the "Omnibus"); (b) providing for the automatic conversion of all amounts owed by FSCC to the Company, upon the approval of adult cannabis use in Delaware, into 100% ownership of FSCC's licenses and business; and (c) extending to FSCC, in the Company's sole discretion, up to an additional $2.0 million of working capital loans. The Omnibus has a term of five years, with an automatic five-year extension if adult cannabis use is not approved in Delaware by the maturity date, and bears interest, compounded semiannually and payable annually, at the appropriate rate of interest in effect under Sections 1274(d), 482 and 7872 of the Internal Revenue Code of 1986, as amended, as calculated under Rev. Ruling 86-17, 1986-1 C.B. 377, for the period for which the amount of interest is being determined. The state of Delaware recently approved the adult use of cannabis, with the implementation period expected to extend through approximately November 2024. The Omnibus is included as a component of Other assets in the condensed consolidated balance sheets at both September 30, 2024 and December 31, 2023.

(6) INVENTORY

Inventory at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Plants	$4,514	$3,296
Ingredients and other raw materials	7,931	4,932
Work-in-process	10,875	9,663
Finished goods	11,655	7,415
	$34,975	$25,306

(7) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net, at September 30, 2024 and December 31, 2023 was comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$6,151	$4,819
Buildings and building improvements	55,262	54,737
Tenant improvements	26,406	25,451
Furniture and fixtures	2,225	2,191
Machinery and equipment	18,138	16,394
Construction in progress	7,095	427
	115,277	104,019
Less: accumulated depreciation	(19,781)	(14,916)
Property and equipment, net	$95,496	$89,103

The Company recorded depreciation expense related to property and equipment of $1.8 million and $1.6 million in the three months ended September 30, 2024 and 2023, respectively, and $5.7 million and $3.8 million in the nine months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024, the Company disposed of equipment and recorded a gain on the disposal of such assets aggregating approximately $20,000, net of insurance proceeds for such disposal of approximately $22,000.

In the first quarter of 2023, the Company disposed of equipment it had previously purchased in connection with its planned acquisition of The Harvest Foundation LLC ("Harvest") in Nevada as a result of the Company's withdrawal from the agreement to purchase Harvest. The Company recorded a loss on the disposal of assets aggregating $0.9 million, which is included as a component of Other expense, net, in the condensed consolidated statement of operations for the nine months ended September 30, 2023.

(8) INTANGIBLE ASSETS AND GOODWILL

The Company’s acquired intangible assets at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

September 30, 2024	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradenames and trademarks	7.38	$3,159	$2,202	$957
Licenses and customer base	7.96	22,553	3,988	18,565
Non-compete agreements	2.00	42	42	—
	7.89	$25,754	$6,232	$19,522

December 31, 2023	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradenames and trademarks	7.11	$3,104	$1,335	$1,769
Licenses and customer base	9.15	18,033	2,797	15,236
Non-compete agreements	2.00	42	35	7
	8.84	$21,179	$4,167	$17,012

Estimated future amortization expense for the Company’s intangible assets at September 30, 2024 was as follows:

Year ending December 31,
Remainder of 2024	$883
2025	3,077
2026	2,570
2027	2,477
2028	2,477
Thereafter	8,038
Total	$19,522

The changes in the carrying value of the Company’s goodwill in the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	2024	2023
Balance at January 1,	$11,993	$8,079
Ermont Acquisition	3,819	3,914
Balance at September 30,	$15,812	$11,993

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

On November 16, 2023, the Company repaid and retired the CA Term Loan (the "CA Term Loan Payoff") using proceeds from a new $58.7 million loan entered into on the same date (see "CREM Loan" below). The CA Term Loan Payoff amount totaled $32.7 million, comprised of $28.5 million for the outstanding principal, $3.7 million for the make-whole payment, $0.2 million for accrued unpaid interest and $0.3 million for transaction-related fees. The Company recognized a loss of $10.2 million in connection with the Term Loan Payoff, which it recorded in the fourth quarter of 2023.

Mortgages and Notes Payable

The Company’s mortgages and notes payable are reported in the aggregate on the condensed consolidated balance sheets under the captions Mortgages and notes payable, current portion, and Mortgages and notes payable, net of current portion.

The Company’s mortgage and notes payable balances at September 30, 2024 and December 31, 2023 were comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Construction to Permanent Commercial Real Estate Mortgage Loan ("CREM Loan")	$57,217	$52,083
Bank of New England - Wilmington, DE property	1,120	1,219
DuQuoin State Bank - Anna, IL and Harrisburg, IL properties	695	719
DuQuoin State Bank - Metropolis, IL property	2,439	2,472
Du Quoin State Bank - Mt. Vernon, IL property (grow and production)	2,887	2,923
DuQuoin State Bank - Mt. Vernon, IL property (retail)	1,147	—
Promissory note issued as purchase consideration - Ermont Acquisition	2,856	2,591
Promissory note issued as purchase consideration - Greenhouse Naturals Acquisition	3,900	4,190
Promissory notes issued as purchase consideration - MedLeaf Acquisition	1,665	—
Promissory note issued as purchase consideration - Allgreens Acquisition	1,036	—
Promissory note issued to purchase land	352	—
Promissory notes issued to purchase motor vehicles	177	178
Total mortgages and notes payable	75,491	66,375
Less: Mortgages and notes payable, current portion	(4,371)	(723)
Mortgages and notes payable, net of current portion	$71,120	$65,652

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

The CREM Lender initially released $52.8 million to the CREM Borrowers (the "Initial CREM Distribution"), with the remaining proceeds of $5.9 million placed into escrow to complete the expansion of the Company's Hagerstown, Maryland cultivation facility (the "Hagerstown Facility"), with any unused proceeds to be released to the Company after completion of the Hagerstown Facility expansion. The Company used $46.8 million of the Initial CREM Distribution to fully repay certain of its outstanding debt obligations. These payments were comprised of $32.7 million to pay off the Term Loan, $11.9 million to pay off the mortgage with Bank of New England for the New Bedford, MA and Middleborough, MA properties, and $2.2 million to reduce the outstanding balance of the note issued by the Company in connection with the Ermont Acquisition.

The Company incurred bank closing costs and third party costs (i.e., legal fees, etc.) aggregating $1.5 million in connection with the CREM Loan Transaction, which were recorded as a discount to the Loan Transaction (the "CREM Closing Costs

Discount"), and which are being amortized to interest expense over the term of the CREM Loan Transaction. The Company recorded approximately $18,000 and $55,000 of interest amortization in the three and nine months ended September 30, 2024, respectively, related to the CREM Closing Costs Discount.

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

During the nine months ended September 30, 2024, $5.1 million of the escrowed portion of the loan proceeds was released to the Company, and the Company made interest-only payments to the CREM Lender aggregating $4.0 million. The current portion of the outstanding principal balance of the CREM Loan was $1.0 million at September 30, 2024.

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

Bank of New England (Wilmington, DE)

The Company maintains a mortgage with Bank of New England for the 2016 purchase of a building in Wilmington, DE, which was developed into a cannabis seed to sale facility that is currently leased to the Company's cannabis-licensed client in that state. The mortgage matures in 2031, with monthly principal and interest payments at a rate of 5.25% per annum, with the rate adjusting every five years to the then-prime rate plus 1.5% with a floor of 5.25% per annum. The next interest rate adjustment will occur in September 2026. The current portions of the outstanding principal balance under this mortgage at September 30, 2024 and December 31, 2023 were approximately $138,000 and $133,000, respectively.

DuQuoin State Bank (Anna, IL and Harrisburg IL)

In May 2016, the Company entered into a mortgage agreement with DuQuoin State Bank ("DSB") for the purchase of properties in Anna, IL and Harrisburg, IL, which the Company developed into two free-standing retail dispensaries. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined by DSB’s executive committee. The mortgage was renewed in May 2024 at a rate of 9.5% per annum. The current portions of the outstanding principal balance under this mortgage at September 30, 2024 and December 31, 2023 were approximately $26,000 and $27,000, respectively.

DuQuoin State Bank (Metropolis, IL)

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, Illinois. In connection with this purchase, the Company entered into a mortgage agreement with DSB in the amount of $2.7 million that matures in July 2041, and which currently bears interest at a rate of 11.25% per annum, which rate is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and holds the related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. The current portions of the outstanding principal balance of this mortgage at September 30, 2024 and December 31, 2023 were approximately $55,000 and $46,000, respectively.

DuQuoin State Bank (Mt. Vernon, IL)

In July 2022, Mari Holdings Mt Vernon LLC, a wholly owned subsidiary of the Company, entered into a $3.0 million loan agreement and mortgage with DSB secured by property owned by the Company in Mt. Vernon, Illinois, which it is developing into a grow and production facility. The mortgage has a 20-year term and currently bears interest at the rate of 11.25% per annum, subject to upward adjustment on each annual anniversary date to the Wall Street Journal U.S. Prime Rate (with an interest rate floor of 7.75%). The proceeds of this loan are being utilized for the build-out of the property and other working capital needs. The current portions of the outstanding principal balance of this mortgage were approximately $59,000 and $48,000 at September 30, 2024 and December 31, 2023, respectively.

DuQuoin State Bank (Mt. Vernon, IL)

In February 2020, the Company entered into a mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, Illinois. Beginning in August 2021, pursuant to an amendment of the South Porte Bank Mortgage, the monthly payments of principal and interest aggregated approximately $6,000, with such payment amounts effective through June 2023, at which time all remaining principal, interest and fees were due. On May 26, 2023, the Company repaid the outstanding balance on this mortgage, which totaled approximately $778,000. In January 2024, the Company refinanced this property and entered into a $1.2 million mortgage with DSB. The mortgage with DSB has a 17-year term and bears interest of 9.50% per annum. The current portion of the outstanding principal balance of this mortgage was approximately $31,000 at September 30, 2024.

Promissory Notes

Promissory Notes Issued as Purchase Consideration

Ermont

In connection with the Ermont Acquisition, the Company issued the Ermont Note (see Note 2), totaling $7.0 million. The Ermont Note matures in March 2029, and bears interest at 6.0% per annum, with payments of interest-only for two years, and quarterly payments of principal and interest in arrears thereafter. The outstanding balance on the Ermont Note is subject to prepayment in full in the event the Company raises $75.0 million or more of equity capital. The Company recorded the Ermont Note at a present value of $4.6 million. This amount is net of the $2.4 million recorded as a debt discount, which is being accreted through the term of the Ermont Note to interest expense. As discussed above, on November 26, 2023, the Company used $2.2 million of the proceeds from the CREM Loan Transaction to reduce the outstanding balance of the Ermont Note. The difference between the face value of the Ermont Note and the present value recorded at the time of the Ermont Acquisition is being amortized to interest expense over the term of the Ermont Note. The fair value of the Ermont Note was $2.9 million and $2.6 million at September 30, 2024 and December 31, 2023, respectively. The current portion of the outstanding principal balance of the Ermont Note was $0.3 million at September 30, 2024. The Ermont Note did not have a current portion recorded at December 31, 2023.

Greenhouse Naturals LLC

In December 2022, the Company completed the acquisition from Greenhouse Naturals LLC of the assets associated with a cannabis dispensary in Beverly, Massachusetts (the "Beverly Dispensary"). In connection with this transaction, the Company issued a $5.0 million promissory note to the sellers, payable on a monthly basis as a percentage of the monthly gross sales of the Beverly Dispensary (the "Greenhouse Naturals Note"). The Company recorded $0.7 million as a debt discount, which is being accreted to interest expense through the term of the Greenhouse Naturals Note, which matures in July 2026. In the third quarter of 2023, the Company updated its forecast of revenue attributable to the Beverly Dispensary and, accordingly, adjusted the schedule of estimated future payments on the Greenhouse Naturals Note. The fair value of the Greenhouse Naturals Note was $3.9 million and $4.2 million at September 30, 2024 and December 31, 2023, respectively. The Company estimated that the current portion of the Greenhouse Naturals Note was $0.4 million and $0.3 million at September 30, 2024 and December 31, 2023, respectively.

MedLeaf

In connection with the MedLeaf Acquisition, the Company issued the MedLeaf Note, totaling $2.0 million (See Note 2). The MedLeaf Note bears interest at a rate of 8.0% per annum and matures on October 5, 2025. The MedLeaf Note calls for six equal principal payments, paid quarterly, which payments began on July 5, 2024. At September 30, 2024, the current portion of the MedLeaf Note was $1.3 million.

Allgreens

In connection with the Allgreens Acquisition, the Company issued promissory notes aggregating $1.0 million (See Note 2). The Allgreens Notes bear interest at a rate of 7.5% per annum and will mature one year from the date that the dispensary is permitted to commence operations. The Allgreens Notes had an aggregate outstanding balance of $1.0 million at September 30, 2024, all of which was recorded as current.

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

Promissory Notes Issued to Purchase Property and Equipment

The Company had five outstanding promissory notes in connection with the purchase of commercial motor vehicles at both September 30, 2024 and December 31, 2023. At September 30, 2024, the outstanding notes had an aggregate outstanding balance of approximately $177,000, of which approximately $35,000 was current. At December 31, 2023, the outstanding notes had an aggregate outstanding balance of approximately $178,000, of which approximately $33,000 was current. The weighted average interest rates of the outstanding balances were 11.33% and 11.07% at September 30, 2024 and December 31, 2023, respectively. The weighted average remaining terms of these notes were 4.50 years and 4.61 years at September 30, 2024 and December 31, 2023, respectively.

The Company had an outstanding note in connection with the purchase, in the second quarter of 2024, of a parking lot adjacent to its Middleborough, MA dispensary totaling $352,000 (the "Middleborough Note"). The note bears interest at 4.0%, with monthly interest-only payments and a balloon payment for the entire principal amount due on February 1, 2029.

Future Payments

The future principal amounts due under the Company outstanding mortgages and notes payable at September 30, 2024 were as follows (in thousands):

Year ending December 31,
Remainder of 2024	$600
2025	4,521
2026	2,704
2027	3,009
2028	3,179
Thereafter	65,398
Total future principal payments	79,411
Less: discount	(3,920)
Total future principal payments, net of discount	$75,491

(10) MEZZANINE EQUITY

Series B Convertible Preferred Stock

The Company had 4,908,333 shares of Series B Convertible Preferred Stock (the "Series B Stock") outstanding at both September 30, 2024 and December 31, 2023, which shares are held by three institutional shareholders. The holders of Series B Stock (the “Series B Holders”) are entitled to cast a number of votes equal to the number of shares of the Company's common stock into which the shares of Series B Stock are convertible, together with the holders of the

Company's common stock as a single class, on most matters. However, the affirmative vote or consent of the Series B Holders voting separately as a class is required for certain acts taken by the Company, including an amendment or repeal of certain charter provisions, liquidation or winding up of the Company, creation of stock senior to the Series B Stock, and/or other acts defined in the certificate of designation.

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

During the year ended December 31, 2023, the Company converted, at Hadron's request in accordance with the terms and conditions of the Series C Stock certificate of designation, a total of 5,060,942 shares of Series C Stock into 25,304,710 shares of the Company's common stock (the "Conversions), comprised of 784,334 shares of Series C Stock converted into 3,921,670 shares of the Company's common stock in the third quarter of 2023 and 4,276,608 shares of Series C Stock converted into 21,383,040 shares of the Company's common stock in the second quarter of 2023. The Conversions were effected at a conversion rate of five shares of the Company's common stock for each share of Series C Stock converted. The Company did not recognize a gain or loss on the Conversions as they were effected in accordance with the Series C Stock certificate of designation. At both September 30, 2024 and December 31, 2023, 1,155,274 shares of Series C Stock remained outstanding.

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

On June 8, 2023, the Company's Board of Directors approved an amendment to the Plan to modify the one-year minimum vesting requirements.

Stock Options

A summary of the Company's stock option activity during the nine months ended September 30, 2024 is below:

	Shares	Weighted average exercise price
Outstanding at January 1, 2024	35,599,421	$0.78
Granted	60,000	$0.14
Exercised	—	$—
Forfeited	(3,750)	$0.44
Expired	(406,250)	$0.93
Outstanding at September 30, 2024	35,249,421	$0.78

Stock options granted under the Plan generally expire five years from the date of grant. At September 30, 2024, the stock options outstanding had a weighted average remaining life of approximately two years.

The grant date fair value of the stock options granted in the nine months ended September 30, 2024 was estimated using the Black-Scholes valuation model with the following assumptions:

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

The activity related to the Company's RSUs for the nine months ended September 30, 2024 was as follows:

	RSUs	Weighted average grant date fair value
Unvested at January 1, 2024	5,825,538	$0.42
Granted	3,189,428	$0.20
Vested	(2,005,469)	$0.43
Forfeited	(273,075)	$0.38
Outstanding at September 30, 2024	6,736,422	$0.31

Of the 2,005,469 RSUs reported as vested in the table above, 85,071 shares, with an aggregate fair value of approximately $15,000, were surrendered to the Company to satisfy the tax withholding obligations that arose in connection with the vesting of such RSUs.

Warrants

On May 2, 2024, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock to an entity in consideration for introductory and other services rendered in connection with certain funding and acquisition transactions. The warrants have an exercise price of $0.32 per share, vested immediately, and expire on May 1, 2029. The Company calculated that the grant date fair value of the warrants was approximately $218,000 in the aggregate using the Black-Scholes valuation model. This expense is included as a component of Acquisition-related and other in the Company's condensed consolidated statements of operations for the nine months ended September 30, 2024.

At September 30, 2024, warrants to purchase up to 43,089,476 shares of the Company's common stock were outstanding, with a weighted average exercise price of $0.67.

Other Common Stock Issuances

In addition to the activity related to stock options and RSUs, described above, during the nine months ended September 30, 2024, the Company also issued 3,917,267 shares of restricted common stock as purchase consideration (see Note 2) with a grant date fair value of approximately $1 million, and 28,369 shares of restricted common stock with an aggregate fair value of approximately $7,000, under a royalty agreement.

Stock-Based Compensation

The Company recorded stock-based compensation of $0.3 million in each of the three months ended September 30, 2024 and 2023, and $0.8 million in each of the nine months ended September 30, 2024 and 2023.

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

•Supply procurement fees – fees from facilitating purchases of cultivation and production resources, supplies and equipment for the Company's cannabis-licensed clients and third parties. The Company recognizes this revenue after the delivery and acceptance of goods by a purchaser.
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

The Company is typically considered the principal if it controls the specified good or service before such good or service is transferred to its client, and typically considered the agent if it does not exert such control. The Company may also be deemed to be the principal even if it engages another party (an agent) to satisfy some of the performance obligations on its behalf, provided the Company (i) takes on certain responsibilities, obligations and risks, (ii) possesses certain abilities and discretion, or (iii) fulfills other relevant indicators of the sale. If deemed an agent, the Company does not recognize revenue for the performance obligations it does not satisfy.

Revenue for the three and nine months ended September 30, 2024 and 2023 was comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Product revenue:
Product revenue - retail	$23,384	$24,121	$69,353	$71,640
Product revenue - wholesale	16,310	13,643	46,683	35,050
Total product revenue	39,694	37,764	116,036	106,690
Other revenue:
Real estate rentals	319	631	976	1,570
Supply procurement	323	321	1,020	1,125
Management fees	189	37	787	91
Licensing fees	66	47	143	223
Total other revenue	897	1,036	2,926	3,009
Total revenue	$40,591	$38,800	$118,962	$109,699

(13) MAJOR CUSTOMERS

The Company did not have any customers that contributed 10% or more of total revenue in any of the three- or nine-month periods ended September 30, 2024 or 2023.

The Company did not have any customers that accounted for 10% or more of the Company’s accounts receivable balance at either September 30, 2024 or December 31, 2023. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and historical losses have been within management’s expectations.

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

At September 30, 2024, the Company was the lessee under eight operating leases and thirty finance leases. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company's operating leases include its corporate headquarters, dispensaries and cannabis production and processing facilities. The Company subleases three of these leased facilities to a cannabis-licensed client. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments. The Company leases machinery and office equipment under finance leases that expire from January 2026 through April 2030, with such terms being a major part of the economic useful life of the leased property.
The components of lease expense for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease expense	$515	$507	$1,552	$1,321

Finance lease expenses:
Amortization of right of use assets	$196	$191	$589	$405
Interest on lease liabilities	70	76	228	161
Total finance lease expense	$266	$267	$817	$566

The weighted average remaining lease terms and weighted average discount rates for the Company's operating leases and finance leases at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating leases	9.40	9.83
Finance leases	2.99	3.29
Weighted average discount rate:
Operating leases	11.1%	11.0%
Finance leases	9.7%	11.0%

Future minimum lease payments as of September 30, 2024 under all non-cancelable leases having an initial or remaining term of more than one year were (in thousands):

	Operating leases	Finance leases
Remainder of 2024	$491	$460
2025	1,988	1,951
2026	1,915	1,535
2027	1,813	563
2028	1,757	309
Thereafter	2,229	143
Total lease payments	10,193	4,961
Less: imputed interest	(435)	(771)
	$9,758	$4,190

(15) RELATED PARTY TRANSACTIONS

The Company’s corporate offices are leased from an entity in which the Company’s President and Chief Executive Officer (the "CEO") has an investment interest. This lease expires in October 2028 and contains a five-year extension option. Expenses incurred under this lease were approximately $64,000 and $61,000 for the three months ended September 30, 2024 and 2023, respectively, and approximately $168,000 and $190,000 for the nine months ended September 30, 2024 and 2023, respectively.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s Chief Operating Officer (the “COO”). Purchases from this entity totaled $1.3 million and $1.4 million in the three months ended September 30, 2024 and 2023, respectively, and $3.5 million and $4.2 million in the nine months ended September 30, 2024 and 2023, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the COO and its Chief Revenue Officer (the “CRO") under a royalty agreement. Under this agreement, the royalty percentage on all sales of Betty’s Eddies products is 3.0% if sold directly by the Company and between 1.35% and 2.5% if licensed by the Company for sale by third parties. Future developed products (i.e., ice cream) have a royalty rate of 0.5% if sold directly by the Company and between 0.125% and 0.135% if licensed by the Company for sale by third parties. The aggregate royalties earned by the entity under this agreement were approximately $178,000 and $149,000 for the three months ended September 30, 2024 and 2023, respectively, and approximately $427,000 and $614,000 for the nine months ended September 30, 2024 and 2023, respectively.

During the three months ended September 30, 2024 and 2023, one of the Company’s majority-owned subsidiaries paid distributions of approximately $1,900 and $3,000, respectively, to the CEO, who owns a minority equity interest in such subsidiary. During the nine months ended September 30, 2024 and 2023, this majority-owned subsidiary made distribution payments of approximately $5,000 and $6,400, respectively, to the CEO.

On June 10, 2024 (the "Membership Unit Purchase Date"), the CEO and COO purchased 5% and 15%, respectively, of the membership units of Mari Holdings Metropolis, LLC, one of the Company's majority-owned subsidiaries. These membership units were purchased from the previous minority interest-holder, and accordingly, the percentage of this majority-owned subsidiary held by noncontrolling interests remains unchanged. During the three months ended September 30, 2024, this majority-owned subsidiary accrued distribution payments of approximately $3,250 and $9,750 to the CEO and COO, respectively. During the nine months ended September 30, 2024, this majority-owned subsidiary accrued distribution payments of approximately $6,500 and $19,500 to the CEO and COO, respectively.

The Company holds a 49% interest in a delivery company that delivers products purchased at certain of the Company's dispensaries (the "Delivery Company"). The remaining interest is held by a non-executive officer employee of the Company who was a founder of the Delivery Company. The Company has provided funding to the Delivery Company; during the nine months ended September 30, 2024 and 2023, the Company provided funding of approximately $197,000 and $58,000, respectively. As of September 30, 2024, these amounts remained outstanding.

Prior to December 31, 2023, FSCC, the cannabis-licensed client in Delaware that the Company manages, paid fees to BKR Management Inc., a company partially owned by the CEO, related to the initial formation, licensing and establishment of FSCC's cannabis operations. The aggregate fees paid by FSCC were $48,000 and $144,000, respectively, for the three and nine months ended September 30, 2023. Payment of these fees terminated effective as of December 31, 2023.

At September 30, 2024, the Company’s mortgages with Bank of New England and DuQuoin State Bank were personally guaranteed by the CEO. Additionally, the CEO provided a limited guaranty to the Lenders under the Company's Credit Agreement with Chicago Atlantic through its repayment in November 2023. The CEO had also guaranteed the South Porte Bank Mortgage prior to its repayment in May 2023.

(16) COMMITMENTS AND CONTINGENCIES

Bankruptcy Claim

In 2019, MariMed Hemp, Inc. ("MMH"), a subsidiary of the Company, sold hemp seed inventory to GenCanna Global Inc., (“GenCanna”), recording a related party receivable of approximately $29 million, which was fully reserved at December 31, 2019. In early 2020, GenCanna entered a Chapter 11 bankruptcy, leading to a liquidating plan that remains ongoing. In 2022, the Plan Administrator filed a complaint against MMH for alleged preferential transfers, which was settled in 2023 by reducing MMH's general unsecured claim to $15.5 million. In the three months ended September 30, 2024, MMH received a liquidation distribution of $116,250. As of the date of this filing, there is insufficient information to determine the amount of further liquidation distributions, if any, that MMH may receive on account of its general unsecured claim.

New Bedford, MA and Middleborough, MA Buildouts

In the third quarter of 2023, the Company recorded an increase of $2.0 million in building and building improvements and a corresponding accrued liability in the same amount for electrical work performed at the Company's New Bedford and Middleborough properties between December 2017 and June 2023. The electrical work was performed by an electrical contractor that is owned and/or controlled by the family of a non-officer/director Company stockholder who beneficially owned more than 5% of the Company's common stock when the electrical work began. The electrical work was primarily paid for by an entity that is indirectly controlled by that individual and another non-officer/director Company stockholder who also beneficially owned more than 5% of the Company's common stock when the electrical work began. The Company repaid the two shareholders $300,000 each as salary between 2021 and 2023 (at the rate of $100,000 each per year), which payments have since terminated. Discussions to reach agreement with the entity that paid for the electrical work and all other interested parties to address this liability and related payment terms are ongoing.

(17) SUBSEQUENT EVENTS

Equity Transactions

Subsequent to September 30, 2024, the Company issued 314,001 shares of common stock in the aggregate underlying RSUs that vested on various dates prior to the filing of this report.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of MariMed Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 10-K"), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2024.

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

We completed two acquisitions during the nine months ended September 30, 2024, which we accounted for as asset purchase. On April 9, 2024, we acquired 100% of the membership interests of Allgreens Dispensary, LLC ("Allgreens"), which held a conditional adult-use cannabis dispensary license in Illinois. On April 5, 2024, we acquired 100% of the membership interests of Our Community Wellness & Compassionate Care Center, Inc. ("MedLeaf"), which held a retail dispensary license in Maryland. The MedLeaf dispensary had ceased operations since July 1, 2023, but we reopened it on August 19, 2024, upon receiving regulatory approval to commence adult use retail sales.

On March 9, 2023 (the "Ermont Acquisition Date"), we acquired the operating assets of Ermont, Inc. ("Ermont"), a medical-licensed vertical cannabis operator located in Quincy, Massachusetts (the "Ermont Acquisition"). The financial results of Ermont are included in our condensed consolidated financial statements for the period subsequent to the Ermont Acquisition Date.

During 2024, we continue to focus on executing our strategic growth plan, with priority on activities that include the following:

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
In November 2023, we announced the closing of a $58.7 million secured credit facility with a Needham Bank at a lower rate relative to both our previous outstanding debt with Chicago Atlantic Admin, LLC (“Chicago Atlantic”) and recent transactions announced by other cannabis companies. This debt refinancing enabled us to pay off our term loan with Chicago Atlantic, pay off the mortgage on our New Bedford and Middleborough, Massachusetts facilities with Bank of New England, and reduce the principal outstanding on the note we issued to the sellers in connection with our acquisition of the operating assets of Ermont, Inc. Our new credit facility has allowed us to unencumber our operating assets in Illinois, Ohio, and Delaware, as well as our branded products, providing additional levers for future loans at attractive rates if we choose to increase our borrowings. Additionally, the credit facility bolsters our ability to continue to execute our strategic plan, particularly as it relates to growing the Company through mergers and acquisitions.

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

Results of Operations

Three and nine months ended September 30, 2024 and 2023

Revenue

Our main sources of revenue are comprised of the following:

•Product sales (retail and wholesale) - direct sales of cannabis and cannabis-infused products primarily by our retail dispensaries and wholesale operations in multiple states. We recognize this revenue when products are delivered or at retail points-of-sale.
•Supply procurement fees – fees from facilitating purchases of cultivation and production resources, supplies and equipment for our cannabis-licensed clients and third parties. We recognize this revenue after the delivery and acceptance of goods by a purchaser.
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

Our revenue for the three and nine months ended September 30, 2024 and 2023 was comprised of the following (in thousands):

			Increase (decrease) from prior year
	2024	2023	$	%
Three months ended September 30,
Product revenue:
Product sales - retail	$23,384	$24,121	$(737)	(3.1)%
Product sales - wholesale	16,310	13,643	2,667	19.5%
Total product revenue	39,694	37,764	1,930	5.1%
Other revenue:
Real estate rentals	319	631	(312)	(49.4)%
Supply procurement	323	321	2	0.6%
Management fees	189	37	152	410.8%
Licensing fees	66	47	19	40.4%
Total other revenue	897	1,036	(139)	(13.4)%
Total revenue	$40,591	$38,800	$1,791	4.6%

Nine months ended September 30,
Product revenue:
Product sales - retail	$69,353	$71,640	$(2,287)	(3.2)%
Product sales - wholesale	46,683	35,050	11,633	33.2%
Total product revenue	116,036	106,690	9,346	8.8%
Other revenue:
Real estate rentals	976	1,570	(594)	(37.8)%
Supply procurement	1,020	1,125	(105)	(9.3)%
Management fees	787	91	696	764.8%
Licensing fees	143	223	(80)	(35.9)%
Total other revenue	2,926	3,009	(83)	(2.8)%
Total revenue	$118,962	$109,699	$9,263	8.4%

Our total revenue increased $1.8 million, or 4.6%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Our total product revenue increased $1.9 million, or 5.1%, in the three months ended September 30, 2024, compared to the same prior year period. The $2.7 million increase in revenue from our wholesale operations was partially offset by a $0.7 million decrease in retail sales. The increase in wholesale revenue was attributable to the inclusion of wholesale revenue in Illinois in the current year, coupled with higher revenue in our other wholesale locations. Our retail operations in Massachusetts reported higher retail revenue in the three months ended September 30, 2024, partially offset by lower retail revenue in our other locations, primarily certain of our Illinois dispensaries. The decrease in other revenue in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily attributable to lower real estate rentals, partially offset by management fees.

Our total revenue increased $9.3 million, or 8.4%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily attributable to wholesale revenue, partially offset by lower retail sales and other revenue. The increase in wholesale revenue was attributable to the inclusion of wholesale revenue in Illinois in the current year, coupled with higher revenue in our other wholesale locations, particularly in Maryland. Our retail operations in Illinois reported lower revenue in the aggregate; however, this decrease was partially offset by higher net sales in our Massachusetts dispensaries and in Maryland. Our other revenue was relatively unchanged in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in management fees principally related to Allgreens prior to the Allgreens Acquisition Date. This increase was offset by reductions to our remaining other revenue sources.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue represents the direct costs associated with the generation of our revenue, including licensing, packaging, supply procurement, manufacturing, supplies, depreciation, amortization of acquired intangible assets, and other product-related costs.

Our cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	2024	2023	$	%
Three months ended September 30,
Cost of revenue	$23,813	$21,962	$1,851	8.4%
Gross profit	$16,778	$16,838	$(60)	(0.4)%
Gross margin	41.3%	43.4%

Nine months ended September 30,
Cost of revenue	$68,803	$61,097	$7,706	12.6%
Gross profit	$50,159	$48,602	$1,557	3.2%
Gross margin	42.2%	44.3%

Our cost of revenue increased in both the three- and nine-month periods ended September 30, 2024 compared to the same periods in the prior year. These increases were primarily attributable to increases in employee-related expenses and materials costs aggregating approximately $2 million and $6 million in the three and nine months ended September 30, 2024, respectively. Our higher personnel costs were primarily due to our increased headcount in connection with our recent acquisitions and expanded footprint. These increases were partially offset by decreases in certain inventory-related expenses.

Operating Expenses

Our operating expenses are comprised of personnel, marketing and promotion, general and administrative, acquisition-related and other, and bad debt expenses. Our operating expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	2024	2023	$	%
Three months ended September 30,
Personnel	$7,255	$5,916	$1,339	22.6%
Marketing and promotion	1,828	1,585	243	15.3%
General and administrative	6,100	6,135	(35)	(0.6)%
Acquisition-related and other	371	32	339	1059.4%
Bad debt	(116)	(122)	6	(4.9%)
	$15,438	$13,546	$1,892	14.0%

Nine months ended September 30,
Personnel	$20,678	$16,191	$4,487	27.7%
Marketing and promotion	5,446	4,397	1,049	23.9%
General and administrative	19,044	15,520	3,524	22.7%
Acquisition-related and other	805	647	158	24.4%
Bad debt	(131)	(127)	(4)	3.1%
	$45,842	$36,628	$9,214	25.2%

The increase in our personnel expenses in both the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily due to the hiring of additional staff to support higher levels of projected revenue from existing operations and our recent acquisitions. Personnel costs increased to approximately 18%

and 17% of revenue in the three and nine months ended September 30, 2024, respectively, compared to approximately 15% of revenue in both the three and nine months ended September 30, 2023.

The increase in our marketing and promotion expenses in both the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023 was primarily attributable to our continued focus on upgrading our marketing initiatives in order to expand branding and distribution of our licensed products.

Our general and administrative expenses in the three months ended September 30, 2024 were essentially flat compared to the three months ended September 30, 2023. The moderate increases in our deal costs and facility and related expenses were virtually offset by lower professional fees (i.e., legal, accounting and consulting), depreciation and amortization, and other general and administrative expenses. The increase in our general and administrative expenses in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily attributable to higher facility and related expenses, depreciation and amortization of fixed assets, and professional fees. These increases were primarily attributable to the addition of new facilities and related fixed assets, coupled with higher professional fees, primarily legal fees in connection with our acquisitive and financing activities.

Acquisition-related and other expenses include those expenses related to acquisitions and other significant transactions that we would otherwise not have incurred, and include professional and services fees, such as legal, audit, consulting, paying agent and other fees. Our acquisition-related and other expense in both the three and nine months ended September 30, 2024 primarily related to the acquisitions of MedLeaf and Allgreens, which were both consummated in April 2024, and non-cash expense for warrants to purchase our common stock issued to an entity in consideration for introductory and other services rendered in connection with certain funding and acquisitive transactions. Our acquisition-related and other expense in the three and nine months ended September 30, 2023 primarily related to our acquisitions and professional fees incurred to obtain the CA Credit Agreement (described below).

Interest

Interest expense primarily relates to interest on mortgages and notes payable, as well as the CREM Loan (described below) in 2024 and the CA Term Loan (described below) in 2023. Interest income primarily relates to our notes receivable.

Our net interest expense decreased $0.8 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, and $2.4 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. These decreases were primarily due to lower non-cash interest expense in the current year periods, coupled with lower interest rates on our CREM Loan compared to our previous financing facility.

Other Expense, Net

We reported net other expense of approximately $50,000 in the nine months ended September 30, 2024. We did not record other income or expense in the three months ended September 30, 2024.

We reported net other expense of $0.6 million and $1.6 million in the three and nine months ended September 30, 2023. The expense for the three months ended September 30, 2023 primarily relates to a $0.7 million term loan payment that we initiated in error to an account provided in a fraudulent email we received. We were initially advised by JPM Chase, the recipient's bank ("Chase") that we had identified the problem before the payment was delivered to the account identified by the email, and that the funds were being held by Chase pending its completion of an internal investigation. Chase has subsequently advised us that the funds were delivered to the fraudulent recipient's account. We continue to pursue all channels through our bank to recover these funds. In addition, we initiated, and are pursuing, a claim under our insurance coverage to recover this amount. There is no assurance that we will successfully recover all or any portion of this amount, including under our insurance claim. We reduced our cash balance and included this amount as a component of Other expense, net, in our condensed consolidated statement of operations for the three and nine months ended September 30, 2023. If these funds, or any portion of these funds, are recovered, we will reverse the expense accordingly. We have implemented additional safeguards to protect ourselves from future fraudulent activity; please see Part I, Item 1A. Risk Factors and Item 1C. Cybersecurity of our 2023 10-K. In addition to the aforementioned payment, the amount for the nine months ended September 30, 2023 also includes the write-off of assets in the first quarter of 2023 in connection with our decision to abandon a project to expand into Nevada.

Income Tax Provision

We recorded income tax provisions of $3.2 million and $8.9 million in the nine months ended September 30, 2024 and 2023, respectively. Our income tax provisions are impacted by Section 280E of the Internal Revenue Code, which prohibits the deduction of certain ordinary business expenses.

Liquidity and Capital Resources

We had cash and cash equivalents of $9.8 million and $14.6 million at September 30, 2024 and December 31, 2023, respectively. In addition to the discussions below of our cash flows from operating, investing, and financing activities, please also see our discussion of non-GAAP Adjusted EBITDA in the section “Non-GAAP Measurement” below, which discusses an additional financial measure not defined by GAAP which our management also uses to measure our liquidity.

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

On November 16, 2023 (the "Payoff Date"), we repaid and retired the CA Term Loan (the "Term Loan Payoff") using proceeds from a new $58.7 million loan entered into on the same date (see "CREM Loan" below). The Term Loan Payoff amount totaled $32.7 million, comprised of $28.5 million for the outstanding principal, $3.7 million for the make-whole payment, $0.2 million for accrued unpaid interest and $0.3 million for transaction-related fees. We recognized a loss of $10.2 million in connection with the Term Loan Payoff.

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

The CREM Lender initially released $52.8 million to the CREM Borrowers (the "Initial CREM Distribution"), with the remaining proceeds of $5.9 million placed into in escrow to complete the expansion of our Hagerstown, Maryland cultivation facility (the "Hagerstown Facility"). Any unused proceeds would be released to us after completion of the Hagerstown Facility expansion. We used $46.8 million of the Initial CREM Distribution to fully repay certain of our outstanding debt obligations. These payments were comprised of $32.7 million to repay the Term Loan, $11.9 million to repay the mortgage with Bank of New England for our New Bedford, MA and Middleborough, MA properties (the "BNE Mortgage"), and $2.2 million to reduce the outstanding balance of the note we issued in connection with the Ermont Acquisition. Concurrent with the repayment of the BNE Mortgage, we refinanced these properties through the CREM Loan and accordingly, effective November 16, 2023, the mortgage on these properties is held by Needham Bank, which mortgage matures in 2033 and which outstanding amount is included as a component of the CREM Loan amount in our consolidated balance sheet at December 31, 2023. During the nine months ended September 30, 2024, $5.1 million of the escrowed portion of the loan proceeds was released to us,

The CREM Loan Agreement includes customary representations and warranties and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. The CREM Loan Agreement also includes customary negative covenants limiting the CREM Borrowers' (but not the Company's) ability to incur additional indebtedness and grant liens that are otherwise not permitted, among others. The CREM Loan Agreement also requires the CREM Borrowers to meet certain periodic financial tests.

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

Our operating activities provided $7.2 million and $4.7 million of cash in the nine months ended September 30, 2024 and 2023, respectively. The change in cash from operating activities in the current year period compared to the prior year was primarily attributable to higher costs and operating expenses arising from expanding our sales activities, facilities and geographic footprint, both in the states where we currently operate and to expand into other states. These higher costs primarily relate to personnel, cultivation/manufacturing and facility expenses.

Cash Flows from Investing Activities

Our investing activities used $15.9 million and $19.6 million of cash in the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, we used $10.9 million of cash for capital expenditures, $4.3 million for purchase consideration in connection with the MedLeaf Acquisition and Allgreens Acquisition, and $0.7 million for purchases of cannabis licenses. During the nine months ended September 30, 2023, we used $14.7 million of cash for capital expenditures, $3.0 million as part of the purchase consideration for the Ermont Acquisition, $0.6 million for cannabis licenses, $0.3 million for advances toward future acquisitions and $0.2 million for the purchase of certain investments. We also issued $0.9 million of notes receivable to a cannabis-licensed client.

Cash Flows from Financing Activities

Our financing activities provided $3.9 million of cash in the nine months ended September 30, 2024 and $18.5 million of cash in the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we received $5.1 million of additional proceeds from the CREM Loan and $1.2 million of proceeds from the refinancing of our retail facility in Mt. Vernon, Illinois. We made $2.2 million of aggregate principal payments on our outstanding mortgages, promissory notes and finance leases, and approximately $120,000 of distribution payments.

During the nine months ended September 30, 2023, we received proceeds of $29.1 million from the CA Credit Agreement, of which we used $5.5 million to repay in full the notes issued in connection with our 2022 acquisition of Kind Therapeutics USA (the "Kind Acquisition"). Excluding the aforementioned repayment of the notes in connection with the Kind Acquisition, we made $1.3 million of aggregate principal payments on our outstanding mortgages and promissory notes, including the repayment in full in May 2023 of our mortgage with South Porte Bank. We also paid $1.8 million for third-party debt issuance costs in connection with the CA Credit Agreement, and made $1.5 million of payments toward the outstanding balance of the CA Credit Agreement, $0.5 million of principal payments of finance leases, and $0.1 million of distribution payments.

Based on our current expectations, we believe our current cash and future funding opportunities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at September 30, 2024, and our ability to raise additional cash through financing activities. We anticipate devoting substantial capital resources to continue our efforts to execute our strategic growth plan as described above.

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

Reconciliation of Income from Operations to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles income from operations to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
GAAP Income from operations	$1,340	$3,292	$4,317	$11,974
Depreciation and amortization of property and equipment	1,803	1,591	5,749	3,838
Amortization of acquired intangible assets	882	844	2,065	2,181
Stock-based compensation	280	296	772	801
Acquisition-related and other	371	32	805	647
Adjusted EBITDA	$4,676	$6,055	$13,708	$19,441

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2024 (the “Evaluation Date”). Based upon that evaluation, the Company's management concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, the Company issued unregistered securities as described below:

•19,205 shares of restricted common stock with an aggregate fair value of approximately $4,600 issued under a royalty agreement.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Termination of Insider Trading Arrangements

Effective as of August 27, 2024, Jon Levine, our President and Chief Executive Officer, and Timothy Shaw, our Chief Operating Officer, terminated their respective Exchange Act Rule 10b5-1(c) trading plans (the "Trading Plans"). The Trading Plans authorized the sale of only such number of shares of the Company's common stock as were necessary to satisfy tax withholding obligations arising from the vesting of the compensatory restricted stock units awarded to Messrs. Levine and Shaw.

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

3.2	Amended and Restated By-Laws, effective as of August 5, 2024 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, filed on August 8, 2024 with the SEC).
31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 **	Section 1350 Certification of Chief Executive Officer
32.2 **	Section 1350 Certification of Chief Financial Officer
101.INS XBRL *	Instance Document
101.SCH XBRL *	Taxonomy Extension Schema
101.CAL XBRL *	Taxonomy Extension Calculation Linkbase
101.DEF XBRL *	Taxonomy Extension Definition Linkbase
101.LAB XBRL *	Taxonomy Extension Label Linkbase
101.PRE XBRL *	Taxonomy Extension Presentation Linkbase
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2024

MARIMED INC.

By:	/s/ Mario Pinho
Mario Pinho
Chief Financial Officer (Principal Financial Officer)