Form 10-K
period 2024-12-31
MARIMED INC.
filed 2025-03-06
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $51.7 million.
At March 3, 2025, the issuer had outstanding 382,173,979 shares of Common Stock, par value $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

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

In 2018, we made the strategic decision to transition from an advisory business to a direct owner and operator of cannabis licenses in high-growth states. Key to this transition was the acquisition and consolidation of our clients for whom we had played a key role in their success, including securing their cannabis licenses, developing facilities that are models of excellence, funding their operations, and providing operational and corporate guidance. We have successfully acquired and integrated certain client businesses in several states, and believe that our prior experience in managing these businesses has provided us with the skills and expertise required to manage the continuing growth of these operations.

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

We also generate nominal revenue from licensing, management fees, and real estate income.

Our Strategic Growth Plan

We continue to focus on executing our strategic growth plan, with priority on activities that include the following:
•Completing the acquisition and consolidation of our original advisory clients:
◦First State Compassion Center ("FSCC") in Delaware is the last of these businesses, which acquisition we completed on February 28, 2025 in accordance with the Omnibus Agreement between MariMed and FSCC, dated July 1, 2023, that defined the terms under which FSCC's cultivation and processing facilities and two dispensaries would be acquired by MariMed (the "Omnibus Agreement").

•Increasing our product brand revenue by:
◦strengthening our cultivation and processing capabilities to ensure a reliable, high-quality supply of raw materials that will enhance product consistency, quality, and innovation;
◦developing and launching innovative new products that align with consumer preferences and demand;
◦offering new effects and formulations that differentiate our existing brands;
◦broadening our distribution network in existing markets to maximize our reach and brand visibility; and
◦expanding our distribution into new markets through new license applications, acquisitions of existing cannabis businesses, and/or identification of qualified licensing partners.
•Increasing retail store revenue by:
◦driving additional and higher average transactions in our existing stores through an outstanding customer experience that prioritizes our product selection and the ease of the shopping experience; and
◦expanding our dispensary footprint in current markets where regulations allow and into new markets through new license applications and/or acquisitions of existing cannabis businesses.

In November 2023 we announced the closing of a $58.7 million secured credit facility with Needham Bank, a Massachusetts co-operative bank (“Needham Bank”), at a lower rate compared to both our previous debt facility with Chicago Atlantic Admin, LLC (“Chicago Atlantic”) and rates achieved in debt transactions by other cannabis companies. This debt refinancing enabled us to repay our term loan with Chicago Atlantic, satisfy the mortgage on our New Bedford and Middleborough, Massachusetts facilities with Bank of New England, and reduce the principal outstanding on the note we issued to the sellers in connection with our acquisition of the operating assets of Ermont, Inc. The credit facility has allowed us to unencumber our operating assets in Illinois, Ohio and Delaware, as well as our branded products, providing more options for future financing at attractive rates should we choose to increase our borrowings.

Our Competitive Strengths

We believe that our strengths in the following areas provide us with certain competitive advantages and the tools necessary to successfully implement our strategic plans:

Portfolio of Proprietary and Innovative Brands

We have developed a portfolio of unique and cannabis market leading brands which are currently distributed in cannabis-legal states. Our brands and products are developed with a consumer first approach and are available in the most popular consumption formats, including whole flower, pre-rolled flower, vape cartridges, concentrates, and edibles. We intend to continue expanding our brand portfolio to meet the effects that today’s cannabis consumers seek.

Our portfolio includes several award-winning brands that are among the top sellers in markets where they are available. They include:

•Nature’s Heritage™, a premium brand of cannabis flower, vapes, and concentrates;
•Betty’s Eddies™, cannabis fruit chews that deliver better sleep, pain relief, stress relief, and more. The Betty's Eddies line also includes a limited collection of cannabis-infused ice creams created in partnership with ice cream brand Emack & Bolio's®;
•Bubby’s Baked™, soft and chewy baked goods and a hot chocolate mix;
•Vibations™, a cannabis-infused hydrating drink mix for discrete, on-the-go consumption; and
•InHouse™, a value-priced brand of flower, vapes, and edibles.

Retail Footprint and Operations

Our expanding retail footprint and operations drive a significant portion of our revenue and align strategically with our drive to grow a portfolio of proprietary and innovative brands. All retail stores are positioned in states that offer a strong consumer base and favorable regulatory environments that promote market stability. We believe today’s cannabis consumer seeks a shopping experience that is comfortable, educational, and easy. Our dispensaries are models of excellence in this regard. We carefully curate a menu of the highest quality brands and products, and merchandise them in beautifully designed, upscale environments. We invest in budtender and retail personnel training, as well as product programming displayed on in-store monitors to help deliver exceptional customer service throughout the shopping experience. In Massachusetts and Delaware, we complement our in-store operations with a home delivery option. We intend to do the same in other markets once permitted by state regulations.

Finally, our retail footprint and operations enable our ability to drive wholesale distribution through reciprocal relationships (balance of trade relationships) that are common in the cannabis industry. This relationship has accelerated MariMed brands, such as Betty’s Eddies, to market leadership positions in most states in which we operate. Additionally, we gain significant customer insights from our retail operations which allow us to rapidly innovate to meet emerging consumer trends. Combined, our retail footprint and our robust wholesale brand portfolio work together to promote overall growth in revenue, gross profit and market share.

Experienced Management

Our management team is one of the most experienced and longest tenured in the cannabis industry. Several of our executive team members, including our President and Chief Executive Officer, our Chief Operating Officer, and our Chief Revenue Officer, have each worked in the industry for a decade or more. Our leadership team has achieved considerable success creating and growing businesses in the industry by successfully applying for cannabis licenses, overseeing the development of cannabis operations and facilities, raising capital to purchase and develop facilities, and conducting operations in adherence with regulations established by individual state governments, including all environmental and social governance requirements. The strength of our executive team is further enhanced by other members who have significant senior management experience and expertise working in beer and alcohol, retail, consumer products, and marketing industries.

Current and Pending Operations

Over the past several years, we have invested in our own operating facilities, applied for and secured new licenses, and acquired new assets to strengthen and expand our brand portfolio and our retail and wholesale networks. We currently hold a total of 33 cannabis licenses in six states. We believe our investment and expansion initiatives will enable us to capture additional market share and provide us with a stronger presence in the states where we conduct business.

We believe that operating as a fully vertical, seed to sale cannabis company provides us the greatest opportunity to maximize revenue and profits in each state where we operate. To date, we are fully vertical through businesses we either own or manage in Illinois, Maryland, Massachusetts, and Delaware.

Our current and pending operations are as follows:

Massachusetts

Massachusetts operates both adult-use and medical cannabis programs. According to the Massachusetts Cannabis Control Commission (the "CCC"), the state’s cannabis market generated $1.6 billion in sales in 2024 (source: Massachusetts Cannabis Control Commission).

We operate three Panacea Wellness-branded dispensaries in the Boston area:

•a dispensary in Middleborough that is licensed for both medical and adult-use cannabis sales;
•an adult-use dispensary in Beverly; and
•a dispensary in Quincy that had initially been licensed for medical sales and which commenced adult-use cannabis sales in 2024.

Our three retail stores are easily accessible to all cannabis consumers in eastern Massachusetts. Access is further enhanced through home delivery as the result of our April 2023 investment in Artis LLC (d/b/a Little Dog Delivery).

We also operate a cultivation and production facility in New Bedford, as well as a cultivation facility in Quincy.

Delaware

Delaware’s medical cannabis program has approximately 17,000 registered patients, according to the Delaware Department of Health and Social Services 2023 annual report. It legalized adult-use cannabis sales in 2023, with such sales expected to commence in 2025.

We provide comprehensive management and real estate services to FSCC, our longstanding client in Delaware. We were instrumental in helping FSCC obtain Delaware’s first-ever seed to sale medical cannabis license in 2014. Today, FSCC operates under two of only eleven cannabis licenses in the state.

We developed and currently lease to FSCC a number of facilities, including:

•a cultivation facility, production kitchen, and dispensary in Wilmington;
•a cultivation facility in Milford; and
•a dispensary in Lewes.

FSCC licenses and distributes all of our top selling edibles brands in the state. We anticipate that we will acquire the assets of FSCC when adult-use sales commence in 2025. State law, which had prevented such a transaction, has been amended as part of the expansion of Delaware’s legal cannabis program.

Illinois

Illinois permits both adult-use and medical cannabis programs. According to the Illinois Department of Financial and Professional Regulation, the state reported over $2 billion in total legal cannabis sales in the rolling twelve months ended June 30, 2024. With a population of nearly 13 million, Illinois is one of the largest and fastest-growing cannabis markets in the United States.

We operate five Thrive-branded dispensaries in the state, including an adult-use dispensary in Metropolis, near the Kentucky border, an adult-use dispensary in Casey, near the Indiana border, and an adult-use dispensary in Mt. Vernon. We also operate dispensaries in Anna and Harrisburg that each serve both medical and adult-use customers. These five locations provide easy access for most residents in southern Illinois and several states that don’t have legal cannabis programs, including Kentucky, Indiana, and Tennessee.

In December 2023, we completed construction of and commenced operations of our processing facility in Mt. Vernon. We began selling certain of our award-winning branded edibles products and InHouse vape products in our own dispensaries and in certain other dispensaries in the state during the final weeks of 2023. We significantly increased distribution of our core products throughout the state in 2024.

On September 12, 2024, we received final regulatory approval for cultivation in the Mt. Vernon facility, establishing our Illinois operations as fully vertical. We immediately began our cultivation activities in the facility and expect to distribute Nature’s Heritage flower and vapes throughout the state in the second quarter of 2025.

Maryland

Maryland operates both adult-use and medical cannabis programs. The state’s adult-use program began on July 1, 2023, making 2024 the first full year of the program. According to the Maryland Cannabis Administration, the state reported $1.1 billion in medical and adult-use cannabis sales during the first 12 months of the adult-use program, positioning it among the top legal cannabis markets in the United States.

Our operations are fully vertical in Maryland, including a cultivation and processing facility in Hagerstown which produces and distributes all of our premium branded cannabis flower, concentrates, vapes and edibles. In 2024 we completed the expansion of the facility to increase our cultivation capacity to meet the increased demand for our products.

We also operate two Thrive-branded medical and adult-use dispensaries in Maryland. One is located in Annapolis and the other is located in the Upper Marlboro part of Prince George’s County.

The Upper Marlboro dispensary became part of our network as the result of the April 9, 2024 acquisition of the medical cannabis retail license and certain assets of Our Community Wellness & Compassionate Care Center, Inc. ("MedLeaf") in exchange for $5.25 million, adjusted for certain items. The purchase consideration was comprised of $2.0 million of cash, a $2.0 million note issued to the sellers of MedLeaf (the "MedLeaf Sellers") at the closing, and shares of our common stock with a fair value of $1.25 million, based on a formulaic calculation, that were issued at the closing.

Missouri

Missouri permits both successful medical and adult-use cannabis programs. According to the Missouri Division of Cannabis Regulation, over $1.4 billion worth of legal cannabis was sold in Missouri in 2024.

We announced a management contract in September 2022 that would enable us to sell certain of our award-winning branded edibles products in the state. We experienced significant regulatory delays before receiving approval to begin sales, which commenced in the final weeks of the 2024 calendar year.

Ohio

Ohio’s successful medical cannabis program expanded to include adult-use sales in June 2024. BDSA, a leading provider of market intelligence for the cannabis industry, estimates that total cannabis sales in Ohio will reach $802 million in 2025.

Our Thrive-branded medical cannabis dispensary in Tiffin, which we opened in 2023, received regulatory approval to commence adult-use sales in September 2024.

Recent Development

On February 28, 2025, we completed the acquisition of FSCC in accordance with the terms of the Omnibus Agreement. We believe this recent development is critical to the implementation of our strategic growth plan.

Competition

In the markets where we currently operate, we face competition from licensed cannabis companies of varying sizes and geographic reach. These include other Multi-State Operators (MSOs) who, like our company, maintain vertical operations in at least two states. Others, called Single State Operators, are either fully vertical in just one state focused solely on producing and selling cannabis products, or operate solely as dispensaries and sell the goods of other businesses. Some of our competitors that create and sell their own products have offerings that are on par with those we offer. We believe that by utilizing our own best practices and operational expertise, we are able to produce premium cannabis products at one of the lowest cost structures in the industry, which enables us to remain competitive in our markets. However, our sales could decline significantly if our competitors develop and market products that are more effective, more convenient, or less expensive than our products.

As cannabis products become more mainstream and gain greater acceptance, it is likely that larger and more established companies with greater available resources, including name recognition and national distribution networks, will enter the market. However, we believe that there are many barriers to entry, and to duplicate our licenses, knowledge, and facilities would be costly and time-consuming. We have upgraded our marketing efforts to expand branding and distribution, as well as implemented home delivery, where permissible, and other business strategies developed by more conventional industries. As a result, we have successfully increased the number of retail transactions at our stores and increased market share of our core products sold through wholesale. We have also developed a loyal customer base at our retail locations through the launch and continued refinement of customer loyalty programs.

Intellectual Property

We own registered trademarks for Betty’s Eddies, Nature’s Heritage, and Thrive, and are pursuing registration of the Bubby’s Baked, InHouse, and Vibations trademarks with the United States Patent and Trademark Office.

Our proprietary processing and manufacturing techniques and technologies, while not patented, are kept strictly confidential. We enter into and enforce confidentiality agreements with key employees and consultants to protect our intellectual property, trade secrets, and general know-how.

Our Employees

At December 31, 2024, we had a total of 832 employees, of which 715 were full-time, plus an additional 117 employees in the aggregate, primarily full-time, who are employed by our managed cannabis-licensed client and the delivery company in which we hold a minority interest.

Website Access to Company Reports

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and all amendments to those reports are available free of charge on the Company’s website at www.marimedinc.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC, or as filed with the Canadian securities regulatory authorities on the SEDAR website. In addition, copies of our annual report will be made available, free of charge, upon written request.

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

In the United States, cannabis is largely regulated at the state level. Each state in which we operate or that we are currently proposing to operate authorizes, as applicable, medical and/or adult use cannabis production and distribution by licensed or registered entities. More than 40 states have legalized cannabis in some form. However, under United States federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia are illegal, and any such acts are criminalized under the Controlled Substances Act, as amended, which we refer to as the “CSA.” Cannabis remains illegal under United States federal law and is considered a Schedule I controlled substance under the CSA. In 2022, former President Biden directed the Drug Enforcement Administration (DEA) and the Department of Health and Human Services (“HHS”) to initiate an administrative process to review how cannabis is scheduled under federal law. HHS later recommended that cannabis be recategorized to Schedule III, and as of February 2025 the DEA was still reviewing the HHS recommendation, with preliminary hearings anticipated to commence this spring. Should cannabis be rescheduled, it would mean cannabis would be defined as having accepted medical use within federal law. There are several other important implications of rescheduling. It would increase consumer trust in cannabis, likely resulting in an increase in our sales. Absent rescheduling, cannabis is still perceived by many to have a high potential for abuse and it is not generally approved or accepted for medical use.

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

Violations of any United States federal laws and regulations could result in significant fines, penalties, administrative sanctions, or settlements arising from civil proceedings conducted either by the United States federal government or private citizens. We may also be subject to criminal charges under the CSA and, if convicted, could face a variety of penalties including, but not limited to, disgorgement of profits, cessation of business activities, or divestiture. Any of these penalties could have a material adverse effect on our reputation and ability to conduct our business, our holding (directly or indirectly) of medical and adult-use cannabis licenses in the United States; our financial position; operating results; profitability; liquidity; or the market price of our publicly traded shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation, settlement, or trial of any such proceedings or charges, and such time or resources could be substantial.

Additionally, its rescheduling would eliminate IRS Tax Code 280E, a punitive tax stipulation imposed on businesses like ours that sells products categorized as Schedule I or II, Specifically, the code stipulates that “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities that comprise such trade or business) consists of trafficking in controlled substances within the meaning of Schedule I and II of the Controlled Substances Act, which is prohibited by federal law or the law of any state in which such trade or business is conducted,” This provision has been applied by the United States Internal Revenue Service, or the “IRS,” to cannabis operations, prohibiting them from deducting expenses directly associated with cannabis businesses. The elimination of 280E is anticipated to save the company several million dollars paid annually in federal taxes.

It has not yet been determined if and how federal agencies such as the U.S. Food and Drug Administration (“FDA”) would be involved in the regulation of our industry should cannabis be rescheduled. Should the FDA be involved in the regulation of our industry, it is likely the agency would impose rules associated with good manufacturing practices related to the growth, cultivation, harvesting, and processing of cannabis. Clinical trials may be needed to verify efficacy and safety of our medical cannabis products. In the event that some or all of these regulations are imposed, the impact on the cannabis industry is uncertain and could include the imposition of new costs, requirements, and prohibitions. If we are unable to comply with the regulations and/or registration as required by the FDA, it may have an adverse effect on our business, operating results, and financial condition.

The cannabis industry is relatively new.

We are operating in a relatively new industry and in a new market. We not only are subject to general business risks, but we must also build brand awareness in this industry and market share through significant investments in our strategy, production capacity, quality assurance, and compliance with regulations. Research in Canada, the United States and internationally regarding the medical benefits, viability, safety, efficacy, and dosing of cannabis or isolated cannabinoids (such as cannabidiol, or “CBD,” and tetrahydrocannabinol, or “THC”) remains in its early stages. Few clinical trials on the benefits of cannabis or isolated cannabinoids have been conducted. Although we believe that the articles, reports and studies support our beliefs regarding the medical benefits, viability, safety, efficacy, and dosing of cannabis, future research and clinical trials may result in opposing conclusions to statements contained in articles, reports, and studies currently favored or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, or other facts and perceptions related medical cannabis, which could adversely affect social acceptance of cannabis and/or the demand for our products and dispensary services.

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

Finally, the emergence of adjacent adult-use segments remains an unknown with respect the legislation & regulations. These adjacent segments include, but are not limited to, hemp-derived Delta 9 cannabinoids and psilocybin mushrooms. The 2018 Farm Bill opened an unintended loophole for “legal” THC via an arbitrary measurement of THC by percentage not exceeding 0.3%. The result is an adjacent segment to state-regulated cannabis that is not legally compelled to the same arduous regulations such as no interstate commerce, strict testing, banking access and advertising & marketing restrictions. This emerging hemp-based segment is competing with similar products that, in many cases, are indistinguishable from state regulated legal cannabis and have greater access to a larger consumer base at lower costs. To a lesser extent, as psilocybin mushrooms continue to be studied at the federal and state levels it remains possible that they could be legalized in more states. This would create another “substitute” for state regulated legal cannabis.

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

Many courts have denied cannabis businesses bankruptcy protections because the use of cannabis is illegal under federal law. In the event of a bankruptcy, it would be very difficult for lenders to recoup their investments in the cannabis industry. If bankruptcy protection was pursued by the Company, there is no guarantee that United States federal bankruptcy protections would be available to us, which would have a material adverse effect on us.

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

Continued development of the cannabis market and our opportunities to expand into new markets is dependent upon continued legislative authorization of cannabis at the state and local level for medical and adult recreational use of cannabis. Any number of factors could slow or halt the growth of the cannabis market. Additionally, progress, while encouraging, is not assured and the process to authorize the sale of cannabis at the state and local levels normally encounters setbacks before achieving success, if at all. While there may be ample public support for legislative proposals to legalize the sale of cannabis on a state level, key support must be created in the legislative process. Any one of these factors could slow or halt the progress of legalization of cannabis for medical and/or recreational purposes, which would limit the market for our products and negatively impact our ability to expand into new markets. These unknowns create a management risk as we are continually compelled to plan for multiple contingencies.

Our strategic growth plan is subject to regulatory hurdles.

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

We face competition from companies that may have greater capitalization, access to public equity markets, more experienced management or more maturity as a business. The vast majority of both manufacturing and retail competitors in the cannabis market consists of localized businesses (those doing business in a single state) as well as multistate operators, with which we compete directly. Aside from this direct competition, out-of-state operators that are capitalized well enough to enter markets through acquisitions are also part of the competitive landscape. As we plan to grow our business, operators in future state markets will inevitably become direct competitors. We are likely to continue to face increasing and intense competition from these companies. Moreover, acquisitions and other consolidating transactions could harm us in a number of ways, including losing customers, revenue and market share, or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm our operating results. Increased competition by larger and better financed competitors could materially and adversely impact our business, financial condition and results of operations. Such competition could also intensify and place downward pressure on retail prices of our products and services, which could negatively impact our profitability.

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

We are subject to constraints on and differences in marketing our products under varying state laws.

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

We face risks relating to our products.

We are committed and expect to continue to commit significant resources and capital to develop and market existing products and new products. These products are relatively untested in the marketplace, and we cannot assure stockholders and investors that we will achieve market acceptance for these products, or other new products that we may offer in the future will gain acceptance. These existing and new products may be subject to significant competition with offerings by new and existing competitors in the industry. The failure to successfully develop, manage, and new-to-market products could seriously harm our business, prospects, revenue, results of operation and financial condition.

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

It may be difficult to evaluate us based on our past performance because the cannabis industry is volatile and still evolving.

The legal cannabis industry is still relatively new and continues to rapidly evolve. As a result, state regulations are subject to frequent change, which can impose unforeseen costs associated with compliance with new or revised rules. These rules are generally associated with our operations, marketing, packaging, and other aspects of our business. Additionally, the entrance of new cultivators into certain states in which we operate, such as Massachusetts, has resulted in significant price volatility that we cannot control. As a result of these factors, it is more difficult to accurately forecast anticipated future revenues and expenses than businesses in a more mature consumer products sector. It also makes it difficult to compare and analyze our current performance with past performance.

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

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

As of December 31, 2024, we had $15.8 million of goodwill and $18.6 million of intangible assets. Goodwill is tested annually for impairment and, along with our intangible assets, is also reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value. Any material impairment of goodwill or intangible assets could adversely affect our results of operations.

Our quarterly revenue and operating results are unpredictable and may fluctuate significantly from quarter to quarter, which could adversely affect our business, results of operations and the trading price of our common stock.

Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Material factors that may affect our revenue and operating results include longer-than-anticipated time for approvals to operate in new facilities and/or states, ramp-up costs for new facilities with subsequent delays in state approvals, and other risks as discussed in this section. Consequently, our quarterly operating results may be difficult to predict, even in the short term, and a delay in an anticipated approval to commence operations at a location past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. Therefore, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially. Such a stock price decline could also occur even if we meet our publicly stated revenue and/or earnings guidance.

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

Our products are designed to be ingested by humans and are produced for sale directly to end consumers. As a result, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if the products are alleged to cause or have caused any significant loss or injury. In addition, the production and sale of our products involve risk of injury to end users due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human or animal consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products cause injury or illness, include inadequate instructions for use, or include inadequate warnings concerning possible side effects or interactions with other substances. While we have product liability insurance coverage and works with third party providers to ensure they do as well, a product liability claim or regulatory action against us, whether or not successful, could result in materially increases costs, adversely affect our reputation with our clients and consumers generally, and/or exceed our insurance coverage. Any of these scenarios could have a material adverse effect on our business and operational results.

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

Failure to hire and retain key personnel, or the loss of any of our executive officers, could negatively impact our ability to meet our business objectives and impair our future growth.

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

Failure to hire and retain key personnel, or the loss of any of our executive officers, could negatively impact our ability to meet our business objectives and impair our future growth.

Our business depends upon highly skilled technical, managerial, sales and marketing and customer support personnel with industry expertise. Qualified individuals within the cannabis industry are in high demand and we may incur significant costs to attract and retain qualified managerial personnel, or be unable to attract or retain personnel necessary to operate or expand our business. The loss of the services of existing personnel or our failure to recruit additional key managerial personnel in a timely manner, or at all, could have a material adverse effect on our business and our ability to manage day-to-day operations, attract collaboration partners, attract and retain other employees, and generate revenue. Any inability to attract and retain qualified management and other key personnel could have a material adverse effect on the Company’s ability to grow its business and operations.

Our future success also depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our executive officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our products and achieve our business objectives.

Our business is subject to potential risks related to, and arising from, acquiring or merging with companies or technologies.

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

At December 31, 2024 we had 381.5 million shares of common stock outstanding and are authorized to issue up to 700 million shares. Therefore, we are still authorized to issue a substantial number of additional shares of common stock without obtaining shareholder approval. In addition, we currently have outstanding 4,908,333 shares of Series B preferred stock (which convert on a one-for-one basis into shares of our common stock) and 1,155,274 shares of Series C preferred stock (which convert on a five-for-one basis into shares of our common stock). Our Board of Directors is authorized to issue up to a total of 50 million shares of preferred stock (including the previously issued shares) with terms it designates without any further shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise or issue additional shares of preferred stock, current stockholders could find their holdings substantially diluted, which means they would own a smaller percentage of our company.

The exercise or conversion of outstanding warrants and options into common stock will dilute the percentage ownership of our other stockholders. Additionally, the sale of such common stock or other common stock in the open market could adversely affect the market price of our common stock.

As of December 31, 2024, there were potentially dilutive securities convertible into shares of common stock comprised of stock options convertible into 34,271,921 shares of common stock; warrants convertible into 38,089,476 shares of common stock; shares of Series B preferred stock convertible into 4,908,333 shares of common stock; shares of Series C preferred stock convertible into 5,776,370 shares of common stock; and restricted stock units convertible into 7,706,125 shares of common stock. Additional convertible securities will likely be granted to our officers, directors, employees, or consultants as part of their compensation and such convertible securities will likely be issued in connection with financings. The exercise of outstanding stock options and warrants and the conversion of our notes and debentures will dilute the percentage ownership of our other stockholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the private or public markets could adversely affect the prevailing market price of our common stock.

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
•short-term fluctuation in stock price caused by changes in general conditions in the domestic and worldwide economies or financial markets; and
•the other risks and risk factors described in this section or other sections of this Annual Report on Form 10-K.

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

During the year ended December 31, 2023, the Company experienced a cybersecurity incident that resulted in a $0.7 million loss as a result of a term loan payment being initiated in error to an account provided in a fraudulent email the Company received. As a result of this incident, with the assistance of an outside independent consultant, the Company reviewed and strengthened its procedures in and around the approval of wire transfers of funds, and believe that these enhanced procedures will protect the Company against the reoccurrence of such incidences in future periods.

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

Item 2. Properties

As of December 31, 2024, the Company maintained the following principal facilities:

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

Casey
The Company owns and operates a free-standing cannabis dispensary.

Harrisburg
The Company owns and operates a free-standing cannabis dispensary, also secured under the DSQ Mortgage.

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

Upper Marlboro
The Company operates a cannabis dispensary in a space that it rents on a month-to-month basis.

Ohio

Tiffin
The Company operates a dispensary in Tiffin under a lease that expires in 2033.

Item 3. Legal Proceedings

Bankruptcy Claim

In 2019, MariMed Hemp, Inc. ("MMH"), a subsidiary of the Company, sold hemp seed inventory to GenCanna Global Inc. ("GenCanna"), recording a related party receivable of approximately $29 million, which was fully reserved at December 31, 2019. In early 2020, GenCanna entered into a Chapter 11 bankruptcy, leading to a liquidating plan that remains ongoing. In 2022, the Plan Administrator filed a complaint against MMH for alleged preferential transfers, which was settled in 2023 by reducing MMH's general unsecured claims to $15.5 million. In 2024, MMH received a liquidation distribution of $116,250. As of the date of this filing, there is insufficient information to determine the amount of further liquidation distributions, if any, that MMH may receive on account of its general unsecured claim.

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

Stockholders

At March 3, 2025, we had approximately 743 stockholders of record.

Dividends

We have never declared or paid a dividend on its common stock, and we do not anticipate paying cash or other dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2024, we issued the following unregistered securities:

•16,930 shares of restricted common stock with an aggregate fair value of approximately $2,700 issued under a licensing and royalty agreement.

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

We completed two acquisitions during 2024 that were accounted for as asset purchases. On April 9, 2024, we acquired 100% of the membership interests of Allgreens Dispensary, LLC ("Allgreens"), which held a conditional adult use cannabis dispensary license in Illinois (the "Allgreens Acquisition"). On April 5, 2024, we acquired 100% of the membership interests of Our Community Wellness & Compassionate Care Center, Inc. ("MedLeaf"), which held a retail dispensary license in Maryland (the "MedLeaf Acquisition"). The MedLeaf dispensary had ceased operations since July 1, 2023, but we reopened it on August 19, 2024, upon receiving regulatory approval to commence adult use retail sales.

On March 9, 2023 (the "Ermont Acquisition Date"), we acquired the operating assets of Ermont, Inc. ("Ermont"), a medical-licensed vertical cannabis operator located in Quincy, Massachusetts (the "Ermont Acquisition"). The financial results of Ermont are included in our consolidated financial statements since the Ermont Acquisition Date.

We continue to focus on executing our strategic growth plan, with priority on activities that include the following:
•Completing the acquisition and consolidation of our original advisory clients:
◦FSCC in Delaware is the last of these businesses. On February 28, 2025, we completed the acquisition of FSCC in accordance with the terms of the Omnibus Agreement.
•Increasing our product brand revenue by:
◦strengthening our cultivation and processing capabilities to ensure a reliable, high-quality supply of raw materials that will enhance product consistency, quality, and innovation;
◦developing and launching innovative new products that align with consumer preferences and demand;
◦offering new effects and formulations that differentiate our existing brands;
◦broadening our distribution network in existing markets to maximize our reach and brand visibility; and
◦expanding our distribution into new markets through new license applications, acquisitions of existing cannabis businesses, and/or identification of qualified licensing partners.
•Increasing retail store revenue by:
◦driving additional and higher average transactions in our existing stores through an outstanding customer experience that prioritizes our product selection and the ease of the shopping experience; and
◦expanding our dispensary footprint in current markets where regulations allow and into new markets through new license applications and/or acquisitions of existing cannabis businesses.

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

Inventory

Our inventory is valued at the lower of cost or market, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price, what we expect to realize by selling the inventory, and the contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts, and net realizable value. These estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of any changes in inventory reserves is reflected in cost of goods sold.

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

Years ended December 31, 2024 and 2023

Revenue

Our main sources of revenue are comprised of the following:

•Product sales (retail and wholesale) - direct sales of cannabis and cannabis-infused products primarily by our retail dispensaries and wholesale operations in multiple states. We recognize this revenue when products are delivered to unrelated parties or at our retail points-of-sale.
•Other revenue - comprised of real estate rentals to our cannabis-licensed client, supply procurement fees from facilitating purchases of resources, supplies and equipment for our cannabis-licensed client and third parties, management fees for providing our cannabis-licensed clients with comprehensive oversight of their operations, and licensing fees from the licensing of our branded products to wholesalers and regulated dispensaries.

Our revenue for the years ended December 31, 2024 and 2023 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2024	2023	$	%
Product sales - retail	$91,530	$95,517	$(3,987)	(4.2)%
Product sales - wholesale	62,895	48,788	14,107	28.9%
Other revenue	3,539	4,293	(754)	(17.6)%
Total revenue	$157,964	$148,598	$9,366	6.3%

Our total revenue increased $9.4 million, or 6.3%, in the year ended December 31, 2024 ("2024") compared to the year ended December 31, 2023 ("2023"), the result of higher product revenue, partially offset by lower other revenue.

Our total product revenue in 2024 increased $10.1 million, or 7.0%, comprised of $14.1 million of higher wholesale revenue that was partially offset by $4.0 million of lower retail revenue. The increase in wholesale revenue was primarily attributable to revenue generated in Maryland and to the inclusion of wholesale revenue in Illinois in 2024. Although wholesale revenue increased in every state, Maryland and Illinois accounted for the majority of the increase. Our retail operations reported higher revenue in Massachusetts and Maryland; however, these increases were offset by lower retail sales in certain of our Illinois dispensaries.

The decrease in our other revenue was primarily attributable to rent, supply procurement and licensing fee reductions in connection with one of our cannabis-licensed clients, partially offset by higher management fees. The increase in management fees principally related to Allgreens prior to the Allgreens Acquisition.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue represents the direct costs associated with the generation of our revenue, including licensing, packaging, supply procurement, manufacturing, supplies, depreciation, amortization of acquired intangible assets, and other product-related costs.

Our cost of revenue, gross profit and gross margin for 2024 and 2023 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2024	2023	$	%
Cost of revenue	$95,096	$82,679	$12,417	15.0%
Gross profit	$62,868	$65,919	$(3,051)	(4.6)%
Gross margin	39.8%	44.4%

Our cost of revenue increased in 2024 compared to 2023, primarily attributable to higher materials costs, including $3.7 million of expense related to our revaluation in 2024 of our inventory, coupled with higher employee- and facilities-related costs. The revaluation expense related to the redefinition of our standard cost assumptions to better align with our actual production and procurement trends. Our higher personnel costs were primarily due to our increased headcount in connection with our recent acquisitions and expanded footprint. The increase in wholesale revenue as a percentage of our total revenue was the primary contributor to the decrease in our gross margin in 2024 compared to 2023, as wholesale sales have a historically lower gross margin than retail sales.

Operating Expenses

Our operating expenses are comprised of personnel, marketing and promotion, general and administrative, acquisition-related and other, and bad debt expenses. Our operating expenses for 2024 and 2023 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2024	2023	$	%
Personnel	$27,059	$22,612	$4,447	19.7%
Marketing and promotion	6,664	5,977	687	11.5%
General and administrative	25,618	22,132	3,486	15.8%
Acquisition-related and other	951	695	256	36.8%
Bad debt (recoveries)	(336)	118	(454)	(384.7%)
Total operating expenses	$59,956	$51,534	$8,422	16.3%

The increase in our personnel expenses in 2024 compared to 2023 was primarily due to the hiring of additional staff to support higher levels of projected revenue from existing and expanded operations, as well as increased headcount arising from our other recent acquisitions. Personnel costs increased to approximately 17% of revenue in 2024, compared to approximately 15% of revenue in 2023.

The increase in our marketing and promotion expenses in 2024 compared to 2023 was primarily attributable to our continued focus on upgrading our marketing initiatives in order to expand branding and distribution of our licensed products. Marketing and promotion costs were approximately 4% of revenue in both 2024 and 2023.

The increase in our general and administrative expenses in 2024 compared to 2023 was primarily attributable to increases in facility-related expenses, depreciation and amortization of fixed assets, and insurance and travel expenses. These increases principally relate to the addition of new facilities and related fixed assets.

Acquisition-related and other expenses include those expenses related to acquisitions and other significant transactions that we would otherwise not have incurred, and include professional and services fees, such as legal, audit, consulting, paying agent and other fees. We incurred $1.0 million of acquisition-related and other expense in 2024, primarily related to the acquisitions of MedLeaf and Allgreens, which were both consummated in April 2024, and non-cash expense for warrants to purchase our common stock issued to an entity in consideration for introductory and other services rendered in connection with certain acquisitive and financing activities. We incurred $0.7 million of acquisition-related and other expense in 2023, primarily related to our acquisitive activities.

Overall, the increase in our operating expenses in 2024 compared to 2023 was primarily attributable to our higher personnel, general and administrative, and marketing and promotion expenses, partially offset by reversal adjustments to bad debt expense.

Interest Expense, Net

Interest expense primarily relates to interest on mortgages and notes payable. Interest expense in 2024 includes interest on the CREM Loan (as described below) and in 2023, the CA Credit Agreement (as described below) and, to a lesser extent, the CREM Loan. Interest income primarily relates to our notes receivable.

Our net interest expense decreased by $2.2 million in 2024 compared to 2023. This decrease was primarily due to lower non-cash interest expense in 2024, coupled with lower interest rates on our CREM Loan compared to our previous financing facility.

Loss on Extinguishment of Debt

On November 16, 2023, we repaid and retired the term loan outstanding under the CA Credit Agreement (the "CA Term Loan Payoff") using proceeds from the CREM Loan entered into on the same date. The CA Term Loan Payoff amount totaled $32.7 million, comprised of $28.5 million for the outstanding principal, $3.7 million for the make-whole payment, $0.2 million for accrued unpaid interest and $0.3 million for transaction-related fees. We also repaid the mortgage with Bank of New England related to our Massachusetts facilities in New Bedford and Middleborough (the "BNE Payoff") and

concurrently, we refinanced these properties under the CREM Loan. In connection with these prepayments, we recognized losses aggregating $10.4 million, comprised of $10.2 million in connection with the CA Term Loan Payoff and $0.2 million in connection with the BNE Payoff. We did not recognize any such losses or gains in 2024.

Other Expense, Net

We reported net other expense of $0.1 million and $1.6 million in 2024 and 2023, respectively. The 2023 expense is primarily comprised of $0.9 million for the write-off of assets in the first quarter of 2023 in connection with our decision to cancel our plans to expand into Nevada and a $0.7 million term loan payment that we initiated in error to an account provided in a fraudulent email we received. We were initially advised by JPM Chase, the recipient's bank ("Chase") that we had identified the problem before the payment was delivered to the account identified by the email, and that the funds were being held by Chase pending its completion of an internal investigation. Chase subsequently advised us that the funds were delivered to the fraudulent recipient's account. We pursued all channels through our bank to recover these funds. In addition, we initiated a claim under our insurance coverage to recover this amount. However, to date, these efforts have been frustrated and it appears unlikely that we will successfully recover all or any portion of this amount. We reduced our cash balance and included this amount as a component of Other expense, net, in our consolidated statement of operations for the year ended December 31, 2023. If these funds, or any portion of these funds, are recovered, we will reverse the expense accordingly. We have implemented additional safeguards to protect ourselves from future fraudulent activity; please see Part I, Item 1A. Risk Factors and Item 1C. Cybersecurity for further information

Income Tax Provision

We recorded income tax provisions of $8.2 million and $9.4 million in 2024 and 2023, respectively. The provision recorded for both 2024 and 2023 was due in part to the impact of Section 280E of the Internal Revenue Code, which prohibits the deduction of certain ordinary business expenses.

Liquidity and Capital Resources

We had cash and cash equivalents of $7.3 million and $14.6 million at December 31, 2024 and 2023, respectively. In addition to the discussions below of our cash flows from operating, investing, and financing activities, please also see our discussion of non-GAAP Adjusted EBITDA in the section “Non-GAAP Measurement” below, which discusses an additional financial measure not defined by GAAP, which our management also uses to measure our liquidity.

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

The CA Credit Agreement provided for $35.0 million in the aggregate of principal borrowings at our option and further provided the CA Borrowers with the right, subject to customary conditions, to request an additional incremental term loan in the aggregate principal amount of up to $30.0 million; provided that the CA Lenders elect to fund such incremental term loan. $30.0 million of loan principal was funded at the initial closing (the "CA Term Loan") and we had the option, during the six-month period following the initial closing, to draw down an additional $5.0 million, which we did not elect to do. The loans required scheduled amortization payments of 1.0% of the principal amount outstanding under the CA Credit Agreement per month commencing in May 2023, and the remaining principal balance was due in full on January 24, 2026, subject to extension to January 24, 2028 under certain circumstances.

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

The CA Credit Agreement also included customary negative covenants limiting our ability to incur additional indebtedness and grant liens that are otherwise not permitted, among others. Additionally, the CA Credit Agreement required us to meet certain financial tests. We were in compliance with the CA Credit Agreement covenants at all times while the CA Term Loan was outstanding.

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

On November 16, 2023 (the "Payoff Date"), we repaid and retired the CA Term Loan using proceeds from the CREM Loan (described below). The CA Term Loan Payoff amount totaled $32.7 million, comprised of $28.5 million for the outstanding principal, $3.7 million for the make-whole payment, $0.2 million for accrued unpaid interest and $0.3 million for transaction-related fees. We recognized a loss of $10.2 million in connection with the CA Term Loan Payoff.

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

The CREM Loan Transaction matures in ten years and has an interest rate for the initial five years of 8.43% per annum. The interest rate will reset after five years to the FHLB Rate (the Classic Advance Rate for Fixed Rate advances for a period of five years for an amount greater than or equal to the loan amount, as such rate is defined and published by the Federal Home Loan Bank of Boston), plus 3.50%. As required, we made interest-only payments for the first twelve months of the term of the loan, with payments thereafter based upon a twenty-year amortization schedule.

The CREM Lender initially released $52.8 million to the CREM Borrowers (the "Initial CREM Distribution"). The remaining proceeds of $5.9 million would be held in escrow to complete the expansion of our Hagerstown, Maryland cultivation facility (the "Hagerstown Facility"). During the year ended December 31, 2024, $5.1 million of the escrowed portion of the loan proceeds was released to us. Any unused proceeds will be released to us after completion of the Hagerstown Facility expansion. We used $46.8 million of the Initial CREM Distribution to fully repay certain of our outstanding debt. These payments were comprised of $32.7 million to repay the CA Term Loan, $11.9 million to repay the mortgage with Bank of New England for our New Bedford and Middleborough, Massachusetts properties (the "BNE Mortgage"), and $2.2 million to reduce the outstanding balance of the note we issued in connection with the Ermont

Acquisition. Concurrent with the repayment of the BNE Mortgage, we refinanced these properties through the CREM Loan and accordingly, effective November 16, 2023, the mortgage on these properties is held by Needham Bank, which mortgage matures in 2033 and which outstanding amount is included as a component of the CREM Loan amount in our consolidated balance sheet at December 31, 2023.

The CREM Loan Agreement includes customary representations and warranties and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. The CREM Loan Agreement also includes customary negative covenants limiting the CREM Borrowers' (but not the Company's) ability to incur additional indebtedness and grant liens that are otherwise not permitted, among others. The CREM Loan Agreement also requires the CREM Borrowers to meet certain periodic financial tests. The Company was in compliance with such periodic financial tests at December 31, 2024.

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

Our operating activities provided $6.8 million and $7.9 million of cash in 2024 and 2023, respectively. The change in cash from operating activities in 2024 compared to 2023 was primarily attributable to higher costs and operating expenses arising from expanding our sales activities, facilities and geographic footprint.

Cash Flows from Investing Activities

Our investing activities used $17.1 million and $26.0 million of cash in 2024 and 2023, respectively. During 2024 and 2023, we used $12.0 million and $20.1 million, respectively, for capital expenditures, primarily related to the build-out of certain facilities to add cultivation, processing and sales capacity. We used $4.3 million and $3.0 million in 2024 and 2023, respectively, for purchase consideration. The 2024 amount was comprised of $2.3 million for the Allgreens Acquisition and $2.0 million for the MedLeaf Acquisition, and the 2023 amount related to the Ermont Acquisition. We made advances toward future business acquisitions of $0.1 million and $1.1 million in 2024 and 2023, respectively, and spent $0.7 million and $0.6 million to purchase or renew state cannabis licenses.

Cash Flows from Financing Activities

Our financing activities provided $3.0 million of cash in 2024 and used $23.0 million of cash in 2023.

In 2024, we received $5.1 million of additional proceeds from the CREM Loan and $1.2 million of proceeds from the refinancing of our retail facility in Mt. Vernon, Illinois. We made $3.1 million of aggregate principal payments on our outstanding mortgages, promissory notes and finance leases, and approximately $139,000 of distribution payments.

In 2023, we received proceeds of $29.1 million from the CA Term Loan, of which we used $5.5 million to repay in full the notes previously issued to the sellers of Kind as part of the purchase consideration for the Kind Acquisition. We received $53.6 million from the CREM Loan, of which we used $46.8 million in the aggregate to repay and retire the CA Term Loan and our mortgage with Bank of New England for our Massachusetts facilities in New Bedford and Middleborough, including prepayment penalties, and reduce the balance on our notes payable in connection with the Ermont Acquisition. Concurrent with the repayment to Bank of New England, we refinanced these properties through the CREM Loan.

Based on our current expectations, we believe our current cash and future funding opportunities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at December 31, 2024, and our ability to raise additional cash through financing activities. Our contractual obligations at December 31, 2024 were primarily comprised of our outstanding CREM Loan, mortgages and promissory notes, as well as our operating leases. Our CREM Loan, mortgage and promissory note obligations totaled approximately $75 million at December 31, 2024.

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
•inventory revaluation;
•stock-based compensation;
•severance;
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

Reconciliation of Income from Operations to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles Income from operations to Adjusted EBITDA for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
GAAP Income from operations	$2,912	$14,385
Depreciation and amortization of property and equipment	7,910	5,549
Amortization of acquired intangible assets	2,948	3,025
Inventory revaluation	3,667	—
Stock-based compensation	1,050	1,020
Severance	211	—
Acquisition-related and other	951	695
Adjusted EBITDA	$19,649	$24,674

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MariMed Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MariMed Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue

As discussed in the Notes to the financial statements, the Company recognizes revenue upon the transfer of control of promised goods to the customer upon delivery in an amount that reflects the consideration the Company expects to receive in exchange for the products.

Auditing the recognition of revenue involves significant challenge due to the inherent risk of revenue recognition. Related to retail operations, M&K tested a sample of point-of-sale transactions as well as physical cash flows from the retail operations. Related to wholesale operations, M&K tested a sample of METRC reports and tested delivery of products to customers.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment relationship to the relevant agreements and management’s disclosure in the financial statements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.
The Woodlands, TX
March 6, 2025

MariMed Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,282	$14,645
Accounts receivable, net	8,742	7,199
Inventory	33,488	25,306
Deferred rents receivable	556	630
Notes receivable, current portion	52	52
Investments, current portion	—	88
Other current assets	3,389	3,512
Total current assets	53,509	51,432
Property and equipment, net	94,167	89,103
Intangible assets, net	18,639	17,012
Goodwill	15,812	11,993
Investments, net of current portion	—	221
Notes receivable, net of current portion	840	814
Operating lease right-of-use assets	8,730	9,716
Finance lease right-of-use assets	4,073	3,295
Other assets	11,219	12,537
Total assets	$206,989	$196,123

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Mortgages and notes payable, current portion	$5,126	$723
Accounts payable	13,189	9,001
Accrued expenses and other	4,435	3,549
Income taxes payable	21,922	14,434
Operating lease liabilities, current portion	1,988	1,945
Finance lease liabilities, current portion	2,018	1,210
Total current liabilities	48,678	30,862
Mortgages and notes payable, net of current portion	69,860	65,652
Operating lease liabilities, net of current portion	7,549	8,455
Finance lease liabilities, net of current portion	1,926	2,140
Other liabilities	100	100
Total liabilities	128,113	107,209

	December 31,
	2024	2023
Commitments and contingencies

Mezzanine equity:
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at December 31, 2024 and 2023	14,725	14,725
Series C convertible preferred stock, $0.001 par value; 12,432,432 shares authorized; 1,155,274 shares issued and outstanding at December 31, 2024 and 2023	4,275	4,275
Total mezzanine equity	19,000	19,000

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 32,659,235 shares authorized; zero shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 381,476,581 and 375,126,352 shares issued and outstanding at December 31, 2024 and 2023, respectively	381	375
Additional paid-in capital	173,366	171,144
Accumulated deficit	(112,119)	(99,955)
Noncontrolling interests	(1,752)	(1,650)
Total stockholders’ equity	59,876	69,914
Total liabilities, mezzanine equity, and stockholders’ equity	$206,989	$196,123
See accompanying notes to the consolidated financial statements.

MariMed Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$157,964	$148,598
Cost of revenue	95,096	82,679
Gross profit	62,868	65,919

Operating expenses:
Personnel	27,059	22,612
Marketing and promotion	6,664	5,977
General and administrative	25,618	22,132
Acquisition-related and other	951	695
Bad debt (recoveries)	(336)	118
Total operating expenses	59,956	51,534

Income from operations	2,912	14,385

Interest and other (expense) income:
Interest expense	(6,944)	(9,185)
Interest income	114	270
Loss on extinguishment of debt	—	(10,431)
Other expense, net	(50)	(1,635)
Total interest and other expense, net	(6,880)	(20,981)

Loss before income taxes	(3,968)	(6,596)
Provision for income taxes	8,159	9,411
Net loss	(12,127)	(16,007)
Less: Net income attributable to noncontrolling interests	37	24
Net loss attributable to common stockholders	$(12,164)	$(16,031)

Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding:
Basic	379,153	363,403
Diluted	379,153	363,403
See accompanying notes to consolidated financial statements.

MariMed Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common stock		Common stock subscribed but not issued		Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total stockholders' equity
	Shares	Par Value	Shares	Amount
Balances at January 1, 2023	341,474,728	$341	70,000	$39	$142,365	$(83,924)	$(1,511)	$57,310
Common stock subscribed but not issued	—	—	5,025	2	—	—	—	2
Issuance of subscribed shares	75,025	—	(75,025)	(41)	41	—	—	—
Release of shares under stock grants	599,999	1	—	—	(1)	—	—	—
Exercise of stock options	487,752	—	—	—	109	—	—	109
Warrants issued in connection with debt	—	—	—	—	5,454	—	—	5,454
Conversion of preferred stock to common stock	25,304,710	25	—	—	18,700	—	—	18,725
Common stock issued to settle obligations	400,000	—	—	—	160	—	—	160
Common stock issued under a licensing and royalty agreement	13,007	—	—	—	5	—	—	5
Common stock issued to purchase property and equipment	740,741	1	—	—	299	—	—	300
Common stock issued as purchase consideration - business acquisition	6,580,390	7	—	—	2,987	—	—	2,994
Purchase of minority interest in a subsidiary of the Company	450,000	1	—	—	4	—	(5)	—
Common stock returned to the Company in connection with a cancelled transaction (1)	(1,000,000)	(1)	—	—	1	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(158)	(158)
Stock-based compensation	—	—	—	—	1,020	—	—	1,020
Net (loss) income	—	—	—	—	—	(16,031)	24	(16,007)
Balances at December 31, 2023	375,126,352	$375	—	$—	$171,144	$(99,955)	$(1,650)	$69,914
Release of shares under stock grants	2,636,750	2	—	—	(2)	—	—	—
Shares of newly vested common stock surrendered to the Company to satisfy tax withholding obligations	(249,087)	—	—	—	(41)	—	—	(41)
Standalone warrants issued as payment for services	—	—	—	—	218	—	—	218
Common stock issued under a licensing and royalty agreement	45,299	—	—	—	10	—	—	10
Common stock issued as purchase consideration - business acquisition	3,917,267	4	—	—	987	—	—	991
Distributions to noncontrolling interests	—	—	—	—	—	—	(139)	(139)
Stock-based compensation	—	—	—	—	1,050	—	—	1,050
Net (loss) income	—	—	—	—	—	(12,164)	37	(12,127)
Balances at December 31, 2024	381,476,581	$381	—	$—	$173,366	$(112,119)	$(1,752)	$59,876

(1) Represents shares initially issued in connection with an acquisitive transaction that was subsequently cancelled, at which time the shares were returned to the Company and recorded at par value.

See accompanying notes to the consolidated financial statements.

MariMed Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss attributable to common stockholders	$(12,164)	$(16,031)
Net income attributable to noncontrolling interests	37	24
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,910	5,549
Amortization of intangible assets	2,948	3,025
Stock-based compensation	1,050	1,020
Amortization of warrants issued as payment for services received	218	—
Amortization of original debt issuance discount	—	232
Amortization of debt discount	358	2,851
Amortization of debt issuance costs	73	—
Payment-in-kind interest	104	366
Bad debt (income) expense	(336)	118
Obligations settled with common stock	10	465
Loss on disposal of assets	13	906
Gain on finance lease adjustment	—	(31)
Writedown of prepaid purchase consideration	—	200
Loss on extinguishment of debt	—	10,431
Loss on changes in fair value of investments	145	76
Changes in operating assets and liabilities:
Accounts receivable, net	(1,207)	(3,160)
Inventory	(8,182)	(5,829)
Deferred rents receivable	74	74
Other current assets	883	4,500
Other assets	1,421	(356)
Accounts payable	4,188	2,375
Accrued expenses and other	1,754	(1,840)
Income taxes payable	7,488	2,945
Net cash provided by operating activities	6,785	7,910

Cash flows from investing activities:
Purchases of property and equipment	(11,960)	(20,130)
Business acquisitions, net of cash acquired	(4,250)	(2,987)
Advances toward future business acquisitions	(100)	(1,125)
Purchases of investments	—	(261)
Purchases and renewals of cannabis licenses	(712)	(626)
Issuance of notes receivable	—	(879)
Proceeds from notes receivable	50	99
Return on investment	44	—
Proceeds from disposal of assets	22	—
Due from third party	(227)	(76)
Net cash used in investing activities	(17,133)	(25,985)

Cash flows from financing activities:
Proceeds from term loan	—	29,100
Proceeds from Construction to Permanent Commercial Real Estate Mortgage Loan	5,077	53,618
Proceeds from mortgages	1,163	—
Payment of third-party debt issuance costs in connection with debt	—	(3,339)
Principal payments of term loan	—	(1,800)
Repayment and retirement of term loan, including paid-in-kind interest	—	(28,541)
Payment of penalties on early retirement of debt	—	(4,251)
Principal payments of mortgages	(382)	(585)
Repayment and retirement of mortgages	—	(12,595)
Principal payments of promissory notes	(1,177)	(2,370)
Repayment and retirement of promissory notes	—	(5,503)
Proceeds from exercise of stock options	—	109
Principal payments of finance leases	(1,557)	(702)
Distributions	(139)	(158)
Net cash provided by financing activities	2,985	22,983

Net (decrease) increase to cash and cash equivalents	(7,363)	4,908
Cash and cash equivalents at beginning of year	14,645	9,737
Cash and cash equivalents at end of year	$7,282	$14,645

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,689	$5,654
Cash paid for income taxes	$877	$6,419

Non-cash activities:
Common stock issued to purchase property and equipment	$—	$300
Present value of promissory notes issued as purchase consideration	$3,000	$4,569
Entry into new operating leases	$—	$5,604
Entry into new finance leases	$2,881	$3,235
Writeoff of finance leases	$1,112	$—
Common stock issued as purchase consideration	$991	$2,994
Common stock issued to purchase minority interest in a subsidiary of the Company	$—	$5
Warrants to issue common stock issued with debt	$—	$5,454
Liability recorded for building improvements	$—	$1,997
Notes payable issued to purchase property and equipment	$396	$158
Common stock issued to settle obligations	$—	$160
Common stock issued under licensing agreement	$10	$5
Issuance of common stock associated with subscriptions	$—	$41
Conversion of preferred stock to common stock	$—	$18,725
Conversion of notes receivable to omnibus long-lived asset	$—	$10,233
Return of common stock to the Company in connection with withholding taxes	$41	$—
Adjustment to purchase price allocation to reclassify certain acquired intangible assets to goodwill	$3,819	$—
See accompanying notes to the consolidated financial statements.

MariMed Inc.
Notes to Consolidated Financial Statements

(1) NATURE OF THE BUSINESS

MariMed Inc. ("MariMed" or the "Company") is a multi-state cannabis operator in the United States, headquartered in Norwood, Massachusetts, dedicated to improving lives every day through its high-quality products, its actions, and its values. The Company develops, owns, and manages seed to sale state-licensed, state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of medicinal and adult-use cannabis. MariMed has created and continues to develop its own brands of premium cannabis flower, concentrates, edibles, and other precision-dosed products utilizing its proprietary strains and formulations. The Company also licenses its proprietary brands, along with other top cannabis products, in domestic markets.

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

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MariMed Inc. and its wholly- and majority-owned subsidiaries. Consolidation is effected from the date when control is obtained. All intercompany transactions and balances have been eliminated.

Subsidiary	Percentage Owned
MariMed Advisors Inc.	100.0%
Mia Development LLC	94.3%
Mari Holdings IL LLC	100.0%
Mari Holdings MD LLC	100.0%
Mari Holdings NJ LLC	100.0%
Mari Holdings Metropolis LLC	70.0%
Mari Holdings Mt. Vernon LLC	100.0%
Hartwell Realty Holdings LLC	100.0%
Kind Therapeutics USA LLC	100.0%
ARL Healthcare Inc.	100.0%
KPG of Anna LLC	100.0%
KPG of Harrisburg LLC	100.0%
MariMed OH LLC	100.0%
MariMed Hemp Inc.	100.0%
MediTaurus LLC	100.0%
MMMO LLC	100.0%
Green Growth Group Inc.	100.0%
Allgreens Dispensary LLC	100.0%
Our Community Wellness & Compasionate Care Center, Inc.	100.0%

Noncontrolling Interests

Noncontrolling interests represent third-party minority ownership of the Company’s majority-owned consolidated subsidiaries. Net income attributable to noncontrolling interests is reported in the consolidated statements of operations, and the value of minority-owned interests is presented as a component of equity within the consolidated balance sheets.

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reporting amounts of revenue and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these consolidated financial statements include accounting for business combinations and asset purchases, inventory valuations, assumptions used to determine the fair value of stock-based compensation, and intangible assets and goodwill. The Company regularly assesses these estimates and records changes in estimates in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates or assumptions.

Business Acquisitions

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

The Company had $0.3 million and $0.1 million of cash held in escrow at December 31, 2024 and 2023, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments approximate their fair values and include cash equivalents, accounts receivable, deferred rents receivable, notes receivable, investments, term loans, mortgages and notes payable, and accounts payable.

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company maintained reserves of $0.3 million and $0.8 million at December 31, 2024 and 2023, respectively.

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

Revenue Recognition

The Company’s main sources of revenue are comprised of the following:

•Product sales (retail and wholesale). The Company's product sales are derived from direct sales of cannabis and cannabis-infused products primarily by its retail dispensaries and wholesale operations in multiple states. The Company recognize this revenue when products are delivered to third parties or at the Company's retail points-of-sale.
•Other revenue. The Company's other revenue is comprised of real estate rentals to cannabis-licensed clients; supply procurement fees from facilitating purchases of resources, supplies and equipment for cannabis-licensed clients and third parties; management fees for providing cannabis-licensed clients with comprehensive oversight of their operations; and licensing fees from the licensing of its branded products to wholesalers and regulated dispensaries.

The Company recognizes revenue in amounts that represent the consideration that it expects to receive in exchange for goods or services provided to customers performing the following steps:

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

The Company is typically considered the principal if it controls the specified goods or services before such goods or services are transferred to its client, and typically considered the agent if it does not exert such control. The Company may also be deemed to be the principal even if it engages another party (an agent) to satisfy some of the performance obligations on its behalf, provided the Company (i) takes on certain responsibilities, obligations and risks, (ii) possesses certain abilities and discretion, or (iii) other relevant indicators of the sale are present. If deemed an agent, the Company does not recognize revenue for the performance obligations it does not satisfy.

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

The Company’s property and equipment are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the undiscounted future cash flows of such asset over the anticipated holding period. An impairment loss is measured by the excess of the asset’s carrying amount over its estimated fair value. Impairment analysis is based on management’s current plans, asset holding periods, and currently available market information. If these criteria change, the Company’s evaluation of impairment losses may be different and could have a material impact to the consolidated financial statements. For the years ended December 31, 2024 and 2023, based on the results of management’s impairment analysis, there were no impairment losses.

Intangible Assets and Goodwill

The Company's intangible assets are comprised of trade names and trademarks, licenses and customer and non-compete agreements. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. The Company amortizes its intangible assets over their respective useful lives. For the years ended December 31, 2024 and 2023, there was no impairment of goodwill.

Leases

Arrangements that are determined to be leases with a term greater than one year are accounted for by the recognition of right-of-use assets that represent the Company's right to use an underlying asset for the lease term and lease liabilities that represent the Company's obligation to make lease payments arising from the lease. Non-lease components within lease agreements are accounted for separately.

Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, utilizing the Company’s incremental borrowing rate. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Impairment of Long-Lived Assets

The Company reviews the carrying amounts of its long-lived assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment of long-lived assets is recognized when the net book value of such assets exceeds their expected cash flows, in which case the assets are written down to fair value, which is determined based on discounted future cash flows or appraised values.

Stock-Based Compensation

The Company's stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally corresponds with the vesting period. The Company uses the Black-Scholes valuation model for estimating the fair value of stock options and warrants on the date of grant. The fair value of stock option and warrant issuances is affected by the Company's stock price on the issuance date as well as valuation assumptions, including the volatility of the Company's common stock price, expected term of the instrument, risk-free interest rate and expected dividends.

The expected life of an instrument is calculated using the simplified method, which allows for using the mid-point between the vesting date and expiration date for stock options and the contractual term for warrants. The volatility factors are based on the historical two-year movement of the Company’s common stock prior to an instrument’s issuance date. The risk-free interest rate is based on United States Treasury rates with maturity periods similar to the expected instruments life on the issuance date.

The Company amortizes the fair value of options, warrants and restricted stock units on a straight-line basis over the requisite service period of each instrument.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recorded for the future tax consequences of differences between the tax basis and financial reporting basis of assets and liabilities, measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

The Company recognizes in the financial statements the benefit of a tax position that is "more likely than not" to be sustained under examination based solely on the technical merits of the position, assuming a review by tax authorities having all relevant information. Tax positions that meet the recognition threshold are measured using a cumulative probability approach, at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. The Company's policy is to recognize interest and penalties related to the unrecognized tax benefits, if any, as a component of income tax expense.

Certain subsidiaries of the Company, due to their cannabis activities, are subject to the provisions of Section 280E of the Internal Revenue Code, as amended, which prohibits businesses from deducting certain expenses associated with the trafficking of controlled substances within the meaning of Schedule I and II of the Controlled Substances Act. Such non-deductibility of certain ordinary business expenses results in permanent differences and can cause the Company’s effective tax rate to fluctuate significantly, and no necessarily correlated with pre-tax income.

Related Party Transactions

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

(3) BUSINESS COMBINATION AND ASSET PURCHASES

Business Combination

Ermont

On March 9, 2023 (the "Ermont Acquisition Date"), the Company acquired the operating assets of Ermont, Inc. ("Ermont"), a medical-licensed vertical cannabis operator located in Quincy, Massachusetts (the "Ermont Acquisition"), following approval by the Massachusetts Cannabis Control Commission (the "CCC") The Ermont Acquisition provided the Company with its third dispensary in Massachusetts, substantially completing its build-out to the maximum allowable by state regulations.

The financial results of Ermont are included in the Company's consolidated financial statements since the Ermont Acquisition Date.

As consideration for the Ermont Acquisition, which totaled $13.0 million, the Company paid $3.0 million of cash, issued 6,580,390 shares of the Company's common stock with a fair value of $3.0 million, and issued a $7.0 million promissory note (the "Ermont Note" and collectively, the "Ermont Consideration"). The Ermont Note has a six-year term and bears interest at 6.0% per annum, with payments of interest-only for two years and thereafter, quarterly payments of principal and interest in arrears. The outstanding balance on the Ermont Note is subject to prepayment in the event the Company raises $75.0 million of equity capital. The Company recorded the Ermont Note at the present value of $4.6 million as of the Ermont Acquisition Date. The difference between the present value and face value of the Ermont Note is being amortized to interest expense through the term of such note.

The Company rebranded the dispensary as Panacea Wellness Dispensary and commenced medical sales immediately after the Ermont Acquisition Date. The Ermont Acquisition also includes a Host Community Agreement with the city of Quincy to conduct adult-use cannabis sales. Adult-use sales commenced on July 23, 2024. The Company expanded the existing medical dispensary to accommodate the expected increased traffic associated with adult-use sales and repurposed Ermont's existing cultivation facility.

The Company's consolidated statement of operations for the year ended December 31, 2023 includes $3.8 million of revenue and $2.4 million of net loss attributable to Ermont for the period since the Ermont Acquisition Date.

The Ermont Acquisition has been accounted for as a business combination. The Company did not assume any of Ermont's liabilities. The Company recorded adjustments to the amounts allocated to certain identifiable intangible assets and goodwill to reflect more precise forecasts of future revenue streams. These adjustments resulted in an increase to the tradename and trademarks intangible asset of $0.1 million, a decrease to the customer base intangible asset of $3.9 million, and an increase to goodwill of $3.8 million.

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

The Company is amortizing the identifiable intangible assets arising from the Ermont Acquisition in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average useful life of 12.19 years (see Note 10). Goodwill results from assets not separately identifiable as part of the transaction and is not deductible for tax purposes.

The following unaudited pro forma information presents the condensed combined results of MariMed and Ermont for the year ended December 31, 2023 as if the Ermont Acquisition had been completed on January 1, 2023, with adjustments to give effect to pro forma events that are directly attributable to the Ermont Acquisition. These pro forma adjustments include amortization expense for the acquired intangible assets and interest expense related to the Ermont Note.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of MariMed and Ermont. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the Ermont Acquisition occurred on January 1, 2023, nor are they intended to represent or be indicative of future results of operations. These unaudited pro forma results for the year ended December 31, 2023 are as follows (in thousands):

(unaudited)
Revenue	$148,948
Net loss	$(16,716)

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

Asset Purchases

Allgreens Dispensary, LLC ("Allgreens")

In August 2022, the Company entered into an agreement to purchase 100% of the membership interests in Allgreens Dispensary, LLC (the "Allgreens Agreement"), a conditional adult-use cannabis dispensary license in Illinois, for $3.25 million, comprised of $2.25 million of cash and a promissory note for $1.0 million, which note was issued to the Allgreens members on the Allgreens Acquisition Date (the "Allgreens Notes"). Completion of the acquisition was dependent upon certain conditions, including resolution of any remaining legal challenges affecting nearly 200 social equity dispensary licenses, and regulatory approval of the acquisition. With the closing conditions met and the acquisition completed on April 9, 2024 (the "Allgreens Acquisition Date"), the Company now owns and operates five adult-use dispensaries in Illinois. For the interim period until the Allgreens Acquisition Date, the Company entered into a management agreement with Allgreens, with the management fees calculated as a percentage of Allgreens' revenue. Under this management agreement, the Company funded the build-out of the dispensary, including purchasing and retaining ownership of the related fixed assets it intended to use upon the transfer of ownership to the Company, hired and trained employees, and implemented the processes necessary to run the dispensary, all of which was completed prior to the state's approval of the license transfer to the Company. In connection with this agreement, the Company recorded expenses related to Allgreens aggregating approximately $250,000 for the period from January 1, 2024 through the Allgreens

Acquisition Date, and approximately $164,000 in the year ended December 31, 2023 (the "Allgreens Expenses"). The Allgreens Expenses for the year ended December 1, 2023 were included as a component of Investments, net of current portion, in the consolidated balance sheet at December 31, 2023.

Pursuant to the Allgreens Agreement, as of December 31, 2023, the Company had made payments aggregating $1,375,000 to the Allgreens members prior to the Allgreens Acquisition Date. On the Allgreens Acquisition Date, the Company made the final cash payment of $875,000 and issued the Allgreens Notes. The Allgreens Notes bear interest at a rate of 7.5% per annum and mature one year from the date the dispensary was permitted to commence operations. At December 31, 2024, the principal balance of $1.0 million due under the Allgreens Notes was past due and in default.

The Company has allocated the purchase price, including the Allgreens Expenses, to its licenses intangible asset, with an estimated useful life of 10 years (see Note 10).

Our Community Wellness & Compassionate Care Center, Inc. ("MedLeaf")

On February 1, 2024 (the "P&S Date"), the Company entered into an agreement to acquire 100% of the membership interests of MedLeaf (the "MedLeaf Agreement"), which held a retail dispensary license in Maryland. The MedLeaf dispensary had ceased its operations as of July 1, 2023. On April 5, 2024, the Company acquired 100% of the membership interests in MedLeaf (the "MedLeaf Acquisition Date"). Upon receiving regulatory approval, the Company reopened the dispensary and commenced adult-use retail sales on August 19, 2024. The acquisition of MedLeaf provided the Company with a second dispensary in the state of Maryland.

Pursuant to the MedLeaf Agreement, total purchase consideration was $5.25 million, comprised of $2.0 million of cash with adjustments to reflect amounts owed to the Company by the sellers of MedLeaf (the "MedLeaf Sellers"), a $2.0 million promissory note (the "MedLeaf Note"), and shares of the Company's common stock, valued at $1.25 million, with such number of shares calculated using the volume weighted average price based on the ten-trading day period ending on the P&S Date. The Company made payments aggregating $0.5 million through the P&S Date, which funds were deposited into escrow. On the MedLeaf Acquisition Date, the outstanding cash balance was paid and the MedLeaf Note and 3.9 million shares of the Company's common stock were issued. The MedLeaf Note bears interest at a rate of 8.0% per annum and matures on October 5, 2025.

Pending Transaction at December 31, 2024

Robust Missouri Process and Manufacturing 1, LLC ("Robust")

In September 2022, the Company entered into an agreement to acquire 100% of the membership interests in Robust Missouri Processing and Manufacturing 1, LLC, a Missouri wholesaler and processor, for $700,000 of cash (the "Robust Agreement"). Completion of the acquisition is dependent upon obtaining all requisite approvals from the Missouri Department of Health and Senior Services. In August 2024, the state of Missouri approved a facility license to conduct business, but has not yet approved the application to transfer the license from Robust to the Company (the "License Transfer"). The Company is currently conducting business under a managed service agreement until the final approval of the License Transfer. Pursuant to the Robust Agreement, the Company made an initial advance payment of $350,000 to the Robust members, with the balance of $350,000 due at closing, which will occur upon the state of Missouri's approval of the License Transfer.

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

The shares used to compute loss per share were as follows (in thousands):

	Year ended December 31,
	2024	2023
Weighted average shares outstanding - basic	379,153	363,403
Potential dilutive common shares	—	—
Weighted average shares outstanding - diluted	379,153	363,403

(5) ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following (in thousands):

	Year ended December 31,
	2024	2023
Accounts receivable	8,997	7,963
Allowance for doubtful accounts	(255)	(764)
Accounts receivable, net	8,742	7,199

The Company maintains an allowance against trade accounts receivable (the "AR Allowance"), and had previously also reserved against cash advanced by the Company to a cannabis-licensed client for working capital purposes (the "WC Reserve"), both of which were reported as components of the allowance for doubtful accounts in the Company's consolidated balance sheets. The Company's allowance for doubtful accounts activity was as follows (in thousands):

Year ended December 31,	Balance at beginning of year	Charges (reversals) to expense	Write-offs	Balance at end of year
2024	$764	$(336)	$(173)	$255
2023	$4,603	$118	$(3,957)	$764

(6) INVENTORY

Inventory at December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Plants	$10,600	$3,296
Ingredients and other raw materials	7,785	4,932
Work-in-process	4,759	9,663
Finished goods	10,344	7,415
Total inventory	$33,488	$25,306

(7) DEFERRED RENTS RECEIVABLE

The Company is the lessor under operating leases which contain rent holidays, escalating rents over time, options to renew, and requirements to pay property taxes, insurance and/or maintenance costs. The Company is not the lessor under any finance leases.

The Company recognizes fixed rental receipts from operating leases on a straight line basis over the expected lease term. Differences between amounts received and amounts recognized are recorded in Deferred rents receivable in the consolidated balance sheets.

The Company currently leases a cannabis cultivation, processing and dispensary facility that it owns in Delaware to a cannabis-licensed client under a triple net lease that expires in 2035. The Company had also previously leased a portion of an owned property in Massachusetts under a lease that expired in February 2023, after which the tenant continued to rent the space on a month-to-month basis through November 2023. The Company expanded its cultivation footprint into this space and accordingly, it is currently utilizing this space for its operations.

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

The Company received rental payments aggregating $1.2 million and $2.0 million in the years ended December 31, 2024 and 2023, respectively. The Company recognized rental revenue on a straight line basis totaling $1.1 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively.

Future minimum rental receipts for non-cancellable leases and subleases as of December 31, 2024 were as follows (in thousands):

Year ending December 31,
2025	$1,211
2026	1,057
2027	952
2028	907
2029	907
Thereafter	1,930
Total	$6,964

(8) NOTES RECEIVABLE AND OMNIBUS

Note Receivable

At December 31, 2024 and 2023, the Company had a note receivable from Healer LLC, an entity that provides cannabis education, dosage programs and products developed by Dr. Dustin Sulak ("Healer"), of approximately $892,000 and $866,000, respectively. Of these amounts, approximately $52,000 was current at each of December 31, 2024 and 2023. The balance at December 31, 2024 included approximately $26,000 of unpaid interest. The note bears interest at 6% per annum and requires quarterly interest payments through the April 2026 maturity date. The Company has the right to offset any licensing fees payable by the Company to Healer in the event that Healer fails to make any payment when due.

Omnibus Agreement

On July 1, 2023 (the "Omnibus Agreement Date"), the Company entered into an Omnibus Agreement with First State Compassion Center ("FSCC"), the Company's cannabis-licensed client in Delaware (the "Omnibus Agreement"): (a) consolidating all amounts owed by FSCC to the Company and its affiliated entities as described below, aggregating $11.0 million; (b) providing for the automatic conversion of all amounts owed by FSCC to the Company, upon the approval of adult cannabis use in Delaware, into 100% ownership of FSCC's licenses and business; and (c) extending to FSCC, in the Company's sole discretion, up to an additional $2.0 million of working capital loans. The Omnibus Agreement has a term of five years, with an automatic five-year extension if adult cannabis use is not approved in Delaware by the maturity date, and bears interest, compounded semiannually and payable annually, at the appropriate rate of interest in effect under Sections 1274(d), 482 and 7872 of the Internal Revenue Code of 1986, as amended, as calculated under Rev. Ruling 86-17, 1986-1 C.B. 377, for the period for which the amount of interest is being determined. In May 2023, the state of Delaware approved the adult use of cannabis. As of December 31, 2024, Delaware had not approved the conversion of FSCC from a non-profit to a for-profit business, nor the conversion of the existing license to adult-use. The Omnibus Agreement is reported as a component of Other assets in the consolidated balance sheets at both December 31, 2024 and 2023. On February 28, 2025, the Company completed the acquisition of FSCC in accordance with the terms of the Omnibus Agreement.

(9) PROPERTY AND EQUIPMENT

The Company's property and equipment, net, at December 31, 2024 and 2023 was comprised of the following (in thousands):

	December 31,
	2024	2023
Land	$6,151	$4,819
Buildings and building improvements	55,833	54,737
Tenant improvements	31,894	25,451
Furniture and fixtures	2,225	2,191
Machinery and equipment	19,629	16,394
Construction in progress	80	427
	115,812	104,019
Less: accumulated depreciation	(21,645)	(14,916)
Property and equipment, net	$94,167	$89,103

During the years ended December 31, 2024 and 2023, additions to property and equipment totaled $12.0 million and $20.1 million, respectively. Of the additions to property and equipment in the year ended December 31, 2024, $0.3 million of such additions were paid for by the issuance of Company common stock.

Depreciation expense for the years ended December 31, 2024 and 2023 was $7.9 million and $5.5 million, respectively.

(10) INTANGIBLE ASSETS AND GOODWILL

The Company's acquired intangible assets at December 31, 2024 and 2023 consisted of the following (in thousands):

December 31, 2024	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Trade name and trademarks	7.38	$3,159	$2,466	$693
Licenses and customer base	7.96	22,553	4,607	17,946
Non-compete agreements	2.00	42	42	—
	7.89	$25,754	$7,115	$18,639

December 31, 2023	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Trade name and trademarks	7.11	$3,104	$1,335	$1,769
Licenses and customer base	9.15	18,033	2,797	15,236
Non-compete agreements	2.00	42	35	7
	8.84	$21,179	$4,167	$17,012

Estimated future amortization expense for the Company’s intangible assets at December 31, 2024 was as follows (in thousands):

Year ending December 31,
2025	$3,077
2026	2,570
2027	2,477
2028	2,477
2029	2,029
Thereafter	6,009
Total	$18,639

The changes in the carrying value of the Company’s goodwill in the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2024	2023
Balance at January 1,	$11,993	$8,079
Ermont Acquisition and subsequent adjustments to the purchase price allocation	3,819	3,914
Balance at December 31,	$15,812	$11,993

Goodwill is tested on an annual basis for impairment. The Company performs its annual goodwill impairment test as of November 30 of each respective year. Based on these tests, the Company determined that there was no goodwill impairment in the years ended December 31, 2024 and 2023.

(11) DEBT

Term Loan (the "CA Term Loan")

On January 24, 2023 (the "Term Loan Date"), the Company entered into a Loan and Security Agreement, by and among the Company, subsidiaries of the Company from time to time party thereto (collectively with the Company, the “CA Borrowers”), lenders from time to time party thereto (the “CA Lenders”), and Chicago Atlantic Admin, LLC (“Chicago Atlantic”), as administrative agent for the Lenders (the "CA Credit Agreement"). Proceeds from the CA Credit Agreement were designated to complete the build-out of a new cultivation and processing facility in Illinois, complete the build-out of a new processing kitchen in Missouri, expand existing cultivation and processing facilities in Massachusetts and Maryland, fund certain capital expenditures, and repay in full the Kind Notes incurred in 2022 in connection with the acquisition of Kind Therapeutics USA, which repayment occurred on January 24, 2023. The remaining balance, if any, was expected to be used to fund acquisitions.

The CA Credit Agreement allowed for $35.0 million in the aggregate of principal borrowings at the CA Borrowers’ option and further provided the CA Borrowers with the right, subject to customary conditions, to request an additional incremental term loan in the aggregate principal amount of up to $30.0 million, provided that the CA Lenders elected to fund such incremental term loan. $30.0 million of loan principal was funded at the initial closing (the "CA Term Loan"), which amount was reduced by an original issuance discount of $0.9 million (the "CA Original Issuance Discount"). The Company had the option, during the six-month period following the initial closing, to draw down an additional $5.0 million, which it did not elect to do. The loan required scheduled amortization payments of 1.0% of the principal amount outstanding under the CA Credit Agreement per month commencing in May 2023, and the remaining principal balance was due in full on January 24, 2026, subject to extension to January 24, 2028 under certain circumstances.

The CA Credit Agreement provided the CA Borrowers with the right, subject to specified limitations, to incur (a) seller-provided debt in connection with future acquisitions, (b) additional mortgage financing from third-party lenders secured by real estate currently owned and acquired after the closing date, and (c) additional debt in connection with equipment leasing transactions. The obligations under the CA Credit Agreement were secured by substantially all of the assets of the CA Borrowers, excluding specified parcels of real estate and other customary exclusions.

The CA Credit Agreement provided for a floating annual interest rate equal to the prime rate then in effect plus 5.75%, which rate could be increased by 3.00% upon an event of default or 7.50% upon a material event of default as provided in the CA Credit Agreement. At any time, the Company could voluntarily prepay amounts due under the facility in minimum $5.0 million increments, subject to a three-percent prepayment premium and, during the first 20-months of the term, a “make-whole” payment.

The CA Credit Agreement included customary representations and warranties and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy or insolvency. The CA Credit Agreement also included customary negative covenants limiting the CA Borrowers’ ability to incur additional indebtedness and grant certain liens, among others. Additionally, the CA Credit Agreement required the CA Borrowers to meet certain financial tests. The Company was in compliance with the CA Credit Agreement covenants and financial tests throughout the term of the CA Credit Agreement.

The CA Credit Agreement provided for 30% warrant coverage against amounts funded under the facility, priced at a 20% premium to the trailing 20-day average price on the closing date of each such funding. At the initial closing, upon funding of the initial $30.0 million under the facility, the Company issued to the CA Lenders an aggregate of 19,148,936 warrants to purchase shares of the Company’s common stock at $0.47 per share, exercisable for a five-year period following issuance. The Company recorded the warrants at their present value of $5.5 million as of January 24, 2023 as a component of Additional paid-in capital on the consolidated balance sheet, and discounted the CA Term Loan amount by $5.5 million (the "CA Warrant Discount"). The Company amortized the CA Warrant Discount to interest expense over the period that the CA Credit Agreement was outstanding.

The Company incurred $1.8 million of third party costs (i.e., legal fees, referral fees, etc.) in connection with the CA Term Loan, which were recorded as a discount to the CA Term Loan (the "CA Third-Party Costs Discount"), which was being amortized to interest expense over the term of the CA Credit Agreement. The Company recorded $2.1 million of aggregate interest amortization from the Term Loan Date to the CA Payoff Date (as described below) related to the CA Original Issuance Discount, CA Warrant Discount and CA Third Party Costs Discount.

On November 16, 2023 (the "CA Payoff Date"), the Company repaid and retired the CA Term Loan (the "CA Term Loan Payoff") using proceeds from a new $58.7 million loan entered into on the same date (see "CREM Loan" below). The CA Term Loan Payoff amount totaled $32.7 million, comprised of $28.5 million for the outstanding principal, $3.7 million for the make-whole payment, $0.2 million for accrued unpaid interest and $0.3 million for transaction-related fees. The Company recognized a loss of $10.2 million in connection with the CA Term Loan Payoff, which it recorded in the fourth quarter of 2023.

Mortgages and Notes Payable

The Company's mortgages and notes payable are reported in the aggregate on the consolidated balance sheets under the captions Mortgages and notes payable, current portion, and Mortgages and notes payable, net of current portion.

The Company's mortgages and notes payable balances at December 31, 2024 and 2023 were comprised of the following (in thousands):

	December 31,
	2024	2023
Construction to Permanent Commercial Real Estate Mortgage Loan ("CREM Loan"), net of debt discount of $1,460 and $1,534 at December 31, 2024 and 2023, respectively	$57,136	$52,083
Bank of New England Wilmington, DE property	1,086	1,219
DuQuoin State Bank Anna, IL and Harrisburg, IL properties	689	719
DuQuoin State Bank Metropolis, IL property	2,427	2,472
DuQuoin State Bank Mt. Vernon, IL property (retail)	1,139	—
DuQuoin State Bank Mt. Vernon, IL property (grow and production)	2,872	2,923
Promissory note issued as purchase consideration - Ermont Acquisition, net of debt discount of $1,801 and $2,159 at December 31, 2024 and 2023, respectively	2,949	2,591
Promissory note issued as purchase consideration - Greenhouse Naturals Acquisition, net of debt discount of $567 and $627 at December 31, 2024 and 2023, respectively	3,791	4,190
Promissory notes issued as purchase consideration - MedLeaf Acquisition	1,377	—
Promissory note issued as purchase consideration - Allgreens Acquisition	1,000	—
Promissory note issued to purchase land	352	—
Promissory notes issued to purchase motor vehicles	168	178
Total mortgages and notes payable	74,986	66,375
Less: Mortgages and notes payable, current portion	(5,126)	(723)
Mortgages and notes payable, net of current	$69,860	$65,652

Mortgages

CREM Loan

On November 16, 2023, Mari Holdings MD LLC, Hartwell Realty Holdings LLC, Kind Therapeutics USA, LLC, ARL Healthcare Inc., and MariMed Advisors, Inc., each a wholly-owned direct or indirect subsidiary of the Company (collectively, the "CREM Borrowers") entered into a Loan Agreement (the "CREM Loan Agreement"), by and among the CREM Borrowers and Needham Bank, a Massachusetts co-operative bank (the "CREM Lender") pursuant to which the CREM Lender loaned to the CREM Borrowers an aggregate principal amount of $58.7 million (the "CREM Loan Transaction"). The Company guaranteed the obligations of the CREM Borrowers under the CREM Loan Agreement and pledged to the CREM Lender its equity ownership in each CREM Borrower as security for the loan. The CREM Lender has a first priority security interest in all of the CREM Borrowers' operating assets in Maryland and Massachusetts and first priority mortgages on the CREM Borrowers' properties owned in Maryland and Massachusetts.

The CREM Loan Transaction matures in ten years and has an interest rate for the initial five years of 8.43% per annum. The interest rate will reset after five years to the FHLB Rate (the Classic Advance Rate for Fixed Rate advances for a period of five years for an amount greater than or equal to the loan amount, as such rate is defined and published by the Federal Home Loan Bank of Boston), plus 3.50%. The CREM Borrowers made interest-only payments for the first twelve months of the term of the loan, with payments thereafter based upon a twenty-year amortization schedule.

The CREM Lender initially released $52.8 million to the CREM Borrowers (the "Initial CREM Distribution"). The remaining proceeds of $5.9 million were held in escrow to complete the expansion of the Company's Hagerstown, Maryland cultivation facility (the "Hagerstown Facility"), with any unused proceeds to be released to the Company after completion of the Hagerstown Facility expansion. The Company used $46.8 million of the Initial CREM Distribution to fully repay certain of its outstanding debt obligations. These payments were comprised of $32.7 million for the CA Term Loan Payoff, $11.9 million to pay off the mortgage with Bank of New England for the New Bedford, MA and

Middleborough, MA properties, and $2.2 million to reduce the outstanding balance of the note issued by the Company in connection with the Ermont Acquisition.

The Company incurred bank closing costs and third party costs (i.e., legal fees, etc.) aggregating $1.5 million in connection with the CREM Loan Transaction, which were recorded as a discount to the Loan Transaction (the "CREM Closing Costs Discount"), and which are being amortized to interest expense over the term of the CREM Loan Transaction. The Company recorded interest amortization of approximately $73,000 in the year ended December 31, 2024 and nominal interest amortization in the year ended December 31, 2023 related to the CREM Closing Costs Discount.

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

During the year ended December 31, 2024, $5.1 million of the escrowed portion of the loan proceeds was released to the Company. The Company made interest-only payments to the CREM Lender through November 30, 2024 and commenced principal payments in December 2024. During the year ended December 31, 2024, the Company made interest-only payments aggregating $4.8 million and a principal payment of $0.1 million. The current portion of the outstanding principal balance of the CREM Loan was $1.2 million and $0.1 million at December 31, 2024 and 2023, respectively.

Through November 16, 2023, the Company had a mortgage outstanding with Bank of New England secured by the Company’s properties in New Bedford, MA and Middleborough, MA in the original amount of $13.0 million, which bore interest of 6.5% per annum and was scheduled to mature in August 2025 (the “Refinanced Mortgage”). The Company used $11.9 million of the proceeds from the CREM Loan Transaction to pay the outstanding principal of the Refinanced Mortgage, and such mortgage was retired. The Company recorded a loss of $0.2 million on the early repayment of the Refinanced Mortgage, which amount is included as a component of Loss on extinguishment of debt in the Company's consolidated statement of operations for the year ended December 31, 2023. Concurrent with the repayment of the Refinanced Mortgage, the Company refinanced the properties through the CREM Loan and accordingly, effective November 16, 2023, the mortgage on these properties is held by Needham Bank, which mortgage matures in 2033 and which outstanding amount is included as a component of the CREM Loan outstanding balance.

Bank of New England (Wilmington, DE)

The Company maintains a mortgage with Bank of New England for the 2016 purchase of a building in Wilmington, DE, which was developed into a cannabis seed to sale facility and is currently leased to the Company’s cannabis-licensed client in that state. The mortgage matures in 2031, with monthly principal and interest payments at a rate of 5.25% per annum, and with the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25% per annum. The next rate adjustment will occur in September 2026. At December 31, 2024 and 2023, the current portion of the outstanding principal balance under this mortgage was approximately $140,000 and $133,000, respectively.

DuQuoin State Bank (Anna, IL and Harrisburg, IL)

In May 2016, the Company entered into a mortgage agreement with DuQuoin State Bank (“DSB”) for the purchase of properties in Anna, IL and Harrisburg, IL, which the Company developed into two free-standing retail dispensaries. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined by DSB’s executive committee. The mortgage was renewed in May 2024 at a rate of 9.50% per annum. At both December 31, 2024 and 2023, the current portion of the outstanding principal balance under this mortgage was approximately $27,000.

DuQuoin State Bank (Metropolis, IL)

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, IL. In connection with this purchase, the Company entered into a mortgage agreement with DSB in the amount of $2.7 million that matures in July 2041 and which currently bears interest at a rate of 11.25% per annum, which rate is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. At December 31, 2024 and

2023, the current portion of the outstanding principal balance of this mortgage was approximately $56,000 and $46,000, respectively.

DuQuoin State Bank (Mt. Vernon, IL) grow and production)

In July 2022, Mari Holdings Mt. Vernon LLC, a wholly-owned subsidiary of the Company, entered into a $3.0 million loan agreement and mortgage with DSB secured by property owned in Mt. Vernon, IL, which the Company developed into a grow and production facility. The mortgage has a 20-year term and currently bears interest at the rate of 11.25% per annum, subject to adjustment on each annual anniversary date to the Wall Street Journal United States Prime Rate (with an interest rate floor of 7.75%). The proceeds of the loan were utilized for the build-out of the property and other working capital purposes. The current portion of the outstanding principal balance of this mortgage was approximately $61,000 and $48,000 at December 31, 2024 and 2023, respectively.

DuQuoin State Bank (Mt. Vernon, IL retail)

In February 2020, the Company entered into a mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, IL (the "South Porte Bank Mortgage"). Beginning in August 2021, pursuant to an amendment to the South Porte Bank Mortgage, the monthly payments of principal and interest aggregated approximately $6,000, with such payment amounts effective through June 2023, at which time all remaining principal, interest and fees were due. On May 26, 2023, the Company repaid the outstanding balance on the South Porte Bank Mortgage, which totaled approximately $778,000. In January 2024, the Company refinanced this property and entered into a $1.2 million mortgage with DSB. The mortgage with DSB has a 17-year term and bears interest at the rate of 9.50% per annum. The current portion of the outstanding principal balance of this mortgage was approximately $31,000 at December 31, 2024.

Promissory Notes

Promissory Notes Issued as Purchase Consideration

Ermont

In connection with the Ermont Acquisition, the Company issued the Ermont Note (see Note 3), in the principal amount of $7.0 million. The Ermont Note matures in March 2029 and bears interest at 6.0% per annum, with payments of interest-only for two years, and quarterly payments of principal and interest in arrears thereafter. The outstanding balance on the Ermont Note is subject to prepayment in full in the event the Company raises $75.0 million or more of equity capital. The Company recorded the Ermont Note at a present value of $4.6 million. This amount is net of the $2.4 million recorded as a debt discount, which is being accreted through the term of the Ermont Note to interest expense. As discussed above, on November 26, 2023, the Company used $2.2 million of the proceeds from the CREM Loan Transaction to reduce the outstanding balance of the Ermont Note. The difference between the face value of the Ermont Note and the present value recorded at the time of the Ermont Acquisition is being amortized to interest expense over the term of the Ermont Note. The fair value of the Ermont Note was $2.9 million and $2.6 million at December 31, 2024 and 2023, respectively. The current portion of the outstanding principal balance of the Ermont Note was $0.5 million at December 31, 2024. The Ermont Note did not have a current portion recorded at December 31, 2023.

Greenhouse Naturals LLC

In December 2022, the Company completed the acquisition from Greenhouse Naturals LLC of the assets associated with a cannabis dispensary in Beverly, Massachusetts (the "Beverly Dispensary"). In connection with this transaction, the Company issued a $5.0 million promissory note to the Sellers, payable on a monthly basis as percentage of the monthly gross sales of the Beverly Dispensary (the "Greenhouse Naturals Note"). The Company recorded $0.7 million as a debt discount, which is being accreted to interest expense through the term of the Greenhouse Naturals Note, which matures in July 2026. In the third quarter of 2023, the Company updated its forecast of revenue attributable to the Beverly Dispensary and accordingly, adjusted the schedule of estimated future payments on the Greenhouse Naturals Note. The fair value of the Greenhouse Naturals Note was $3.8 million and $4.3 million at December 31, 2024 and 2023, respectively. The Company estimated that the current portion of the Greenhouse Naturals Note was $0.8 million and $0.3 million at December 31, 2024 and 2023, respectively, which amounts are included in Mortgages and notes payable, current portion, in the Company's consolidated balance sheets.

MedLeaf

In connection with the MedLeaf Acquisition, the Company issued the MedLeaf Note, totaling $2.0 million (see Note 3). The MedLeaf Note bears interest at a rate of 8.0% per annum and matures on October 5, 2025. The MedLeaf Note calls for six equal principal payments, paid quarterly, which payments began on July 5, 2024. At December 31, 2024, the MedLeaf Note had an outstanding balance of $1.4 million, all of which was recorded as current.

Allgreens

In connection with the Allgreens Acquisition, the Company issued promissory notes aggregating $1.0 million (see Note 3). The Allgreens Notes bear interest at a rate of 7.5% per annum and will mature one year from the date that the dispensary is permitted to commence operations. The Allgreens Notes had an aggregate outstanding balance of $1.0 million at December 31, 2024, all of which was recorded as current and was in default.

Kind Therapeutics USA

In connection with the 2022 acquisition of Kind Therapeutics USA ("Kind"), the Company issued four-year promissory notes aggregating $6.5 million with an interest rate of 6.0% per annum to the members of Kind (the "Kind Notes"). In connection with the CA Credit Agreement, on January 24, 2023, the Company repaid the Kind Notes in full, aggregating $5.4 million, including approximately $420,000 of accrued interest. There was no penalty in connection with the early repayment of the Kind Notes.

Promissory Notes Issued to Purchase Property and Equipment

At each of December 31, 2024 and 2023, the Company had five outstanding promissory notes in connection with the purchase of commercial motor vehicles. At December 31, 2024, the outstanding notes had an aggregate outstanding balance of approximately $168,000, of which approximately $36,000 was current. At December 31, 2023, the outstanding notes had an aggregate outstanding balance of approximately $178,000, of which approximately $33,000 was current. The weighted average interest rates of the outstanding balances were 11.38% and 11.07% at December 31, 2024 and 2023, respectively. The weighted average remaining terms of these notes were 4.27 years and 4.61 years at December 31, 2024 and 2023, respectively.

At December 31, 2024, the Company had an outstanding note in connection with the purchase, in the second quarter of 2024, of a parking lot adjacent to its Middleborough, MA dispensary totaling $352,000. The note bears interest at 4.0%, with monthly interest-only payments and a balloon payment for the entire principal amount due on February 1, 2029.

Future Payments

The future principal payments due under the Company's outstanding mortgages and notes payable at December 31, 2024 were as follows (in thousands):

Year ending December 31,
2025	4,866
2026	2,969
2027	3,019
2028	3,152
2029	6,382
Thereafter	57,799
Total future principal payments	78,187
Less: discount	(3,201)
Total future principal payments, net of discount	$74,986

(12) MEZZANINE EQUITY

Series B Convertible Preferred Stock

The Company had 4,908,333 shares of Series B Convertible Preferred Stock (the "Series B Stock") outstanding at each of December 31, 2024 and 2023, which shares are held by three institutional shareholders (the “Series B Holders”). The original issuance date of the Series B Stock was February 27, 2020. The Series B Holders are entitled to cast the number of votes equal to the number of shares of common stock into which the shares of Series B Stock are convertible, together with the holders of common stock as a single class, on most matters. However, the affirmative vote or consent of the Series B Holders voting separately as a class is required for certain acts taken by the Company, including the amendment or repeal of certain charter provisions, liquidation or winding up of the Company, creation of stock senior to the Series B Stock, and/or other acts as defined in the Series B Stock certificate of designation.

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

At any time on or prior to the six-year anniversary of the original issuance date of the Series B Stock, (i) the Series B Holders have the option to convert their shares of Series B Stock into common stock at a conversion price of $3.00 per share, without the payment of additional consideration, and (ii) the Company has the option to convert all, but not less than all, of the shares of Series B Stock into the Company's common stock at a conversion price of $3.00 if the daily volume weighted average price of common stock (the “VWAP”) exceeds $4.00 per share for at least twenty consecutive trading days prior to the date on which the Company gives notice of such conversion to the Series B Holders.

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

Series C Convertible Preferred Stock

In March 2021, the Company entered into a securities purchase agreement with Hadron Healthcare Master Fund (“Hadron”) with respect to a financing facility of up to $46.0 million in exchange for newly-designated Series C Convertible Preferred Stock of the Company (the "Series C Stock") and warrants to purchase the Company’s common stock (the "Hadron Agreement"). At that time, Hadron purchased $23.0 million of Units at a price of $3.70 per Unit. Each Unit is comprised of one share of Series C Stock and a four-year warrant to purchase two and one-half shares of common stock. The Company issued to Hadron 6,216,216 shares of Series C Stock and warrants to purchase up to an aggregate of 15,540,540 shares of common stock. Each share of Series C Stock is convertible, at the holder’s option, into five shares of MariMed common stock, and each warrant is exercisable at an exercise price of $1.087 per share. The warrants are subject to early termination if certain milestones are attained and the market value of the Company’s common stock reaches certain predetermined levels.

Provided that at least 50.0% of the shares of Series C Stock remained outstanding, Hadron had the right to appoint one observer to the Company’s Board of Directors (the "Board") and to each of its Board committees, and appoint a member to the Board if and when a seat became available, at which time the observer roles would terminate. The transaction also imposed certain covenants on the Company with respect to the incurrence of new indebtedness, the issuance of additional shares of preferred stock, and the payment of distributions.

On August 4, 2022, the Company and Hadron entered into a second amendment to the Hadron Agreement pursuant to which, inter alia, (i) Hadron's obligation to provide any further funding to the Company and the Company's obligation to sell any further securities to Hadron was terminated, and (ii) certain covenants restricting the Company's incurrence of new indebtedness were eliminated.

During the year ended December 31, 2023, in three separate transactions, the Company converted, at Hadron's request in accordance with the terms and conditions of the Series C Stock, a total of 5,060,942 shares of Series C Stock into 25,304,710 shares of the Company's common stock (the "Conversions"). The Conversions were effected at a conversion rate of five shares of the Company's common stock for each share of Series C Stock converted. The Company did not recognize a gain or loss on the Conversions, as they were effected in accordance with the Series C Stock certificate of designation. Upon the Conversions, less than 50.0% of the shares of Series C Stock remained outstanding, and as a result, Hadron's rights to appointment a designee to the Board and an observer to the Board and each of the Board's committees terminated. At December 31, 2024, 1,155,274 shares of Series C Stock remained outstanding. There were no such conversions in the year ended December 31, 2024.

(13) STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Amended and Restated 2018 Stock Award and Incentive Plan

The Amended and Restated Stock Award and Incentive Plan (the "2018 Plan") provides for the award of options to purchase the Company's common stock ("stock options"), restricted stock units ("RSUs"), stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance shares or other stock-based performance awards, as well as other stock- or cash-based awards. At December 31, 2024, there were 25,481,098 total shares of common stock available for future issuance under the 2018 Plan.

Stock Options

A summary of the Company's stock option activity during the year ended December 31, 2024 was as follows:

	Shares	Weighted average exercise price
Outstanding at January 1, 2024	35,599,421	$0.78
Granted	60,000	$0.14
Exercised	—	$—
Forfeited	(3,750)	$0.44
Expired	(1,383,750)	$0.59
Outstanding at December 31, 2024	34,271,921	$0.79

Stock options granted under the 2018 Plan generally expire five years from the date of grant. At December 31, 2024, the options outstanding had a weighted average remaining life of approximately one and one-half years.

The grant date fair values of stock options granted in the year ended December 31, 2024 were estimated using the Black-Scholes valuation model with the following assumptions:

Estimated life (in years)	1.18
Weighted average volatility	64.81%
Weighted average risk-free interest rate	5.12%
Dividend yield	—

Restricted Stock Units

Holders of unvested restricted stock units ("RSUs") do not have voting and dividend rights. The grant date fair values of RSUs are recognized as expense on a straight-line basis over the requisite service periods. The fair value of RSUs is determined based on the market value of the Company's common stock on the date of grant.

The activity related to RSUs for the year ended December 31, 2024 was as follows:

	RSUs	Weighted average grant date fair value
Unvested at January 1, 2024	5,825,538	$0.42
Granted	4,803,991	$0.18
Vested	(2,636,750)	$0.43
Forfeited	(286,654)	$0.38
Outstanding at December 31, 2024	7,706,125	$0.27

Warrants

On May 2, 2024, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock to an entity in consideration for introductory and other services rendered in connection with certain funding and acquisition transactions. The warrants have an exercise price of $0.32 per share, were fully vested upon issuance, and expire on May 1, 2029. The grant date fair value of the warrants was approximately $218,000 using the Black-Scholes valuation model. This expense is included as a component of Acquisition-related and other in the Company's consolidated statements of operations for the year ended December 31, 2024.

In connection with the CA Credit Agreement (see Note 11), on January 24, 2023, the Company issued to the Lenders an aggregate of 19,148,936 warrants to purchase shares of the Company's common stock at $0.47 per share, exercisable during the five-year period following issuance.

In connection with the purchase by the Company of the outstanding minority interest in Mari Holdings MD LLC ("Mari MD") on April 13, 2023, the Company issued 400,000 warrants to purchase the Company's common stock at an exercise price of $0.40 per share (the "Mari MD Warrants"). The Mari MD Warrants expire on April 13, 2026.

At December 31, 2024, warrants to purchase up to 38,089,476 shares of common stock were outstanding, with a weighted average exercise price of $0.73.

Other Common Stock Issuances

In addition to the activity related to stock options and RSUs described above, the Company also issued during the year ended December 31, 2024:

•3,917,267 shares of restricted common stock with a fair value of $1.0 million in connection with the MedLeaf Acquisition (see Note 3); and
•45,299 shares of restricted common stock with an aggregate fair value of approximately $10,000 issued under a licensing and royalty agreement.

Stock-Based Compensation

The Company recorded stock-based compensation expense of $1.1 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.

(14) SEGMENT INFORMATION

The Company operates as a single reporting segment engaged in the cultivation, processing and sale of branded cannabis products. The Chief Operating Decision Makers are the Company's Chief Executive Officer and its Chief Financial Officer, who together (the "CODM"), evaluate company performance based on Net income (loss), determined in accordance with U.S. GAAP, and Adjusted EBITDA, a non-GAAP measure.

The Company defines Adjusted EBITDA as income from operations, determined in accordance with GAAP, excluding the following:

•depreciation and amortization of property and equipment;
•amortization of acquired intangible assets;
•impairments or write-downs of acquired intangible assets;
•inventory revaluation;
•stock-based compensation;
•severance;
•legal settlements; and
•acquisition-related and other.

The CODM uses these measures to assess profitability and guide resource allocations, and believes that Adjusted EBITDA, when reviewed in conjunction with Net income (loss), is a useful measure to assess the Company's performance and liquidity, as it provides meaningful operating results by excluding the effects of expenses that are not reflective of the Company's operating business performance. In addition, the CODM uses Adjusted EBITDA to understand and compare operating results across accounting periods, and for financial and operational decision-making and resource allocation. The presentation of Adjusted EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared in accordance with GAAP.

The CODM conducts monthly financial reviews, focusing on revenue trends, gross margin performance and operational efficiency across the Company's vertically integrated operations. Investment decisions, including capital expenditures for new cultivation facilities and retail expansion, are made based on expected return on investment and regulatory considerations in each state in which the Company operates.

The table below provides the Company's Net loss, Income from operations, and a reconciliation of Income from operations to Adjusted EBITDA for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Net loss	$(12,127)	$(16,007)

GAAP Income from operations	$2,912	$14,385
Depreciation and amortization of property and equipment	7,910	5,549
Amortization of acquired intangible assets	2,948	3,025
Inventory revaluation	3,667	—
Stock-based compensation	1,050	1,020
Severance	211	—
Acquisition-related and other	951	695
Adjusted EBITDA	$19,649	$24,674

(15) REVENUE

For the years ended December 31, 2024 and 2023, the Company’s revenue was derived from the following categories (in thousands):

	Year ended December 31,
	2024	2023
Product sales - retail	$91,530	$95,517
Product sales - wholesale	62,895	48,788
Other revenue	3,539	4,293
Total revenue	$157,964	$148,598

(16) MAJOR CUSTOMERS

The Company did not have any customers that contributed 10% or more of total revenue in the years ended December 31, 2024 or 2023.

At each of December 31, 2024 and 2023, there were no customers that accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable.

(17) LEASES

Lease Commitments

At December 31, 2024, the Company was the lessee under eight operating leases and thirty-one finance leases. These leases contain rent holidays and customary escalations of lease payments for the types of facilities being leased. The Company's operating lease agreements include its corporate headquarters, dispensaries and cannabis production and processing facilities. The Company subleases three of these leased facilities to a cannabis-licensed client. The Company recognizes rent expense on a straight-line basis over the expected lease term, including option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments.

The Company leases machinery and office equipment under finance leases that expire in January 2026 through July 2031, with such terms comprising a major part of the economic useful life of the leased property.

The components of lease expense for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2024	2023
Operating lease expense	$2,069	$1,838

Finance lease expense:
Amortization of right-of-use assets	$1,145	$606
Interest on lease liabilities	292	244
Total finance lease expense	$1,437	$850

The weighted average remaining lease terms and weighted average discount rates for the Company's operating leases and finance leases at December 31, 2024 and 2023 were as follows:

	Year ended December 31,
	2024	2023
Weighted average remaining lease term (years):
Operating leases	9.26	9.83
Finance leases	2.78	3.29
Weighted average discount rate:
Operating leases	11.1%	11.0%
Finance leases	9.6%	11.0%

Future minimum lease payments as of December 31, 2024 under all non-cancelable leases having an initial or remaining term of more than one year were as follows (in thousands):

Year ending December 31,	Operating leases	Finance leases
2025	$1,988	$2,018
2026	1,915	1,613
2027	1,813	563
2028	1,757	309
2029	1,595	134
Thereafter	635	10
Total lease payments	9,703	4,647
Less: imputed interest	(166)	(703)
Present value of lease liabilities	$9,537	$3,944

(18) RELATED PARTY TRANSACTIONS

The Company’s corporate offices are leased from an entity in which the Company’s President and Chief Executive Officer (the "CEO") has an investment interest. This lease expires in October 2028 and contains a five-year extension option. Expenses under this lease in the years ended December 31, 2024 and 2023 were approximately $233,000 and $272,000, respectively.

The Company procures nutrients, lab equipment, cultivation supplies, furniture and tools from an entity owned by the family of the Company’s Chief Operating Officer (the "COO"). Purchases from this entity totaled $4.6 million and $6.5 million in the years ended December 31, 2024 and 2023, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the COO and the Company's Chief Revenue Officer (the "CRO") under a royalty agreement. Under this agreement, the royalty on all sales of Betty’s Eddies products is 3.0% if sold directly by the Company and between 1.3% and 2.5% if licensed by the Company for sale by third parties. Future developed products (i.e., ice cream) have a royalty rate of 0.5% if sold directly by the Company and between 0.125% and 0.135% if licensed by the Company for sale by third parties. The aggregate royalties earned by the entity for the years ended December 31, 2024 and 2023 approximated $634,000 and $722,000, respectively.

During the years ended December 31, 2024 and 2023, one of the Company’s majority-owned subsidiaries paid distributions of approximately $5,000 and $11,000, respectively, to the CEO, who owns a minority equity interest in such subsidiary.

At December 31, 2024, the Company had an outstanding accounts payable balance of approximately $251,000 in connection with fixed assets purchased from a third-party company in which the CEO has a controlling interest.

On June 10, 2024 (the "Membership Unit Purchase Date"), the CEO and COO purchased 5% and 15%, respectively, of the membership units of Mari Holdings Metropolis, LLC, one of the Company's majority-owned subsidiaries These membership units were purchased from the previous minority interest-holder, and accordingly, the percentage of the noncontrolling interests in this this majority-owned subsidiary remains unchanged. During the year ended December 31, 2024, this majority-owned subsidiary made distribution payments of approximately $6,750 and $20,250 to the CEO and COO, respectively.

Prior to December 31, 2023, FSCC, the cannabis-licensed client in Delaware that the Company manages, paid fees to BKR Management Inc., a company partially owned by the CEO, related to the initial formation, licensing and establishment of FSCC's cannabis operations. The aggregate fees paid by FSCC were approximately $192,000 for the year ended December 31, 2023. Payment of these fees terminated effective as of December 31, 2023.

At December 31, 2024, the Company’s mortgages with Bank of New England and DSB were personally guaranteed by the CEO. Additionally, the CEO provided a limited guaranty to the CA Lenders under the CA Credit Agreement through its repayment in November 2023. The CEO had also guaranteed the South Porte Bank Mortgage prior to its repayment in May 2023.

(19) INCOME TAXES

The Company recorded provisions for income taxes of $8.2 million and $9.4 million for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Company’s cumulative federal net operating losses were $64.5 million and $71.2 million, respectively. The provision recorded in the year ended December 31, 2024 was due in part to the impact of Section 280E of the Internal Revenue Code ("Section 280E"), which prohibits the deduction of certain ordinary business expenses, the change in valuation allowance against deferred tax assets, and other nondeductible expenses. The provision recorded in the year ended December 31, 2022 was due in part to the impact of Section 280E of the Internal Revenue Code, which prohibits the deduction of true-ups from changes that occurred between when the provision for the year ended December 31, 2022 was determined and when the related tax returns were filed, and reserves recorded against uncertain tax positions taken on the tax return as filed.

Reconciliations of the Company’s effective tax rates and the statutory tax rate for the years ended December 31, 2024 and 2023 were as follows:

	Year ended December 31,
	2024	2023
U.S federal taxes at the statutory rate	21.0%	21.0%
State taxes net of federal benefit	(9.9)%	(4.2)%
Section 280E adjustment	(240.4)%	(49.3)%
Other permanent non-deductible expenses	(27.7)%	(6.1)%
Stock-based compensation	(3.5)%	(0.7)%
Non-cash interest	(1.5)%	(9.4)%
FIN 48 reserve	(2.7)%	(28.1)%
Return to provision adjustments	3.1%	45.9%
Other	3.5%	(1.2)%
Valuation allowance	37.6%	(96.9)%
Effective tax rate	(220.5)%	(129.0)%

The income tax effect of the Company’s loss carryforwards and temporary differences at December 31, 2024 and 2023 were as follows:

	Year ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$12,690	14,693
Allowance for doubtful accounts	68	207
Stock-based compensation	2,333	2,434
Loss on equity investments	8,025	8,094
Goodwill write-offs	—	115
Change in fair value of investments	247	229
Lease payments	2,674	2,621
Accruals and reserves	169	484
Other	889	448
Deferred tax liabilities:
Depreciation	(6,047)	(6,925)
Goodwill write-offs	(303)	—
Real estate revenue	(2,613)	(2,477)
Net deferred tax asset	18,132	19,923
Valuation allowance	(18,132)	(19,923)
Total	$—	$—

Federal net operating losses carry forward indefinitely, subject to an annual limitation of 80% of taxable income, while state net operating losses expire at various dates beginning in 2031. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code Section 382. The Company recorded valuation allowances against its net deferred tax assets at December 31, 2024 and 2023 due to the uncertainty regarding the realization of such assets. The Company’s assessment of the realization of its deferred tax assets in future periods may differ due to changing circumstances.

The Company's gross unrecognized tax benefits for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2024	2023
Balance at January 1,	$5,650	$4,014
Additions based on tax positions related to prior years	3	1,636
Reductions due to statute of limitations lapse	(397)	—
Balance at December 31,	$5,256	$5,650

All of the unrecognized tax benefits are included as a component of Income taxes payable, which is a current liability. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. During the year ended December 31, 2024, the Company's unrecognized tax benefits decreased by approximately $394,000 as a result of the lapse of the statute of limitations for uncertain tax positions relating to net operating losses deducted by subsidiaries that are subject to the provisions of Section 280E. During the year ended December 31, 2023, the Company's unrecognized tax benefits increased by $1.6 million as a result of uncertain tax positions relating to net operating losses deducted by subsidiaries that are subject to the provision of Section 280E of the Internal Revenue Code.

The Company is currently undergoing an IRS audit for the tax year ended December 31, 2022 for certain of its subsidiaries. The result of this audit could reasonably result in a change in our uncertain tax positions related to net operating losses deducted within the next 12 months. At this time, an estimate of the amount that could change for those uncertain tax positions cannot be made. The Company believes that its reserves for uncertain tax positions are appropriate, and that it has meritorious defenses for its tax filings and will vigorously defend them during any audit process, appellate process and through litigation in courts, as necessary.

The Company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet at December 31, 2024 was $0.9 million.

The Company files income tax returns in the United States federal tax jurisdiction and various state jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended December 31, 2021 through December 31, 2024.

At December 31, 2024 and 2023, the Company's consolidated balance sheets included a receivable for income taxes of $0.8 million and $0.7 million, respectively, representing requests for refunds from the Internal Revenue Service and state taxing authorities, and are reported as components of Other current assets as of the respective balance sheets.

(20) COMMITMENTS AND CONTINGENCIES

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

New Bedford, MA and Middleborough, MA Buildouts

In the third quarter of 2023, the Company recorded an increase of $2.0 million in building and building improvements and a corresponding accrued liability in the same amount for electrical work performed at the Company's New Bedford and Middleborough properties between December 2017 and June 2023. The electrical work was performed by an electrical contractor that is owned and/or controlled by the family of a non-officer/director Company stockholder who beneficially owned more than 5% of the Company's common stock when the electrical work began. The electrical work was primarily paid for by an entity that is indirectly controlled by that individual and another non-officer/director Company shareholder who also beneficially owned more than 5% of the common stock when the electrical work began. The Company repaid the two shareholders $300,000 each as salary between 2021 and 2023 (at the rate of $100,000 each per year), which payments have since been terminated. As of December 31, 2024, the $2.0 million accrued liability remains on the Company's consolidated balance sheet. Discussions to reach agreement with the entity that paid for the electrical work and all other interested parties to address this liability and related payment terms are ongoing.

(21) SUBSEQUENT EVENTS

Equity Transaction

Subsequent to December 31, 2024, the Company issued 697,398 shares of common stock in the aggregate underlying RSUs that vested on various dates prior to the filing of this report.

FSCC

On February 28, 2025, the Company completed the acquisition of FSCC in accordance with the terms of the Omnibus Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2024 (the “Evaluation Date”). Based upon that evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our management concluded that, as of December 31, 2024, our internal control over financial reporting was ineffective. During the audit process related to our fiscal year ended December 31, 2024, our independent auditors identified a weakness in our controls related to the preparation of the income tax provision prepared by a third-party firm, which lead to the Company recording an audit adjustment related to income tax expense and income tax liability. Specifically, we did not maintain effective controls in connection with the computation of our income tax provision as of and for the year ended December 31, 2024. The matter relates to the application of 280E of the Internal Revenue Code (the "Code") and whether certain costs are deductible under the Code. The Internal Revenue Service ("IRS") has taken the position that cannabis companies are subject to the limits of Code Section 280E, under which they are only allowed to deduct expenses directly related to cost of goods sold. In preparing the 2024 income tax provision, the Company took a position, based on its interpretation of the Code, that it could deduct certain additional expenses, including ordinary and necessary business expenses related to its cultivation and processing activities (the “Additional Expenses”). This position was based on the outcome of IRS audits conducted on the Company’s income tax returns filed for years prior to 2024.

Remediation of Weakness

We have recalculated the Company’s income tax provision to exclude the additional expenses the Company initially included based on its interpretation as noted above. In addition, we have reviewed our tax provision working papers and the review and monitoring procedures over our third-party firm to ensure our tax provision calculation properly considers and applies Code Section 280E in accordance with the position taken by the IRS outlined above.

Changes in Internal Control over Financial Reporting

On August 8, 2024, the Company appointed Mario Pinho as Chief Financial Officer ("CFO"), replacing Jon Levine, our Chief Executive Officer who was also serving as our interim CFO at that time. This leadership change represents a modification in the oversight of our financial reporting processes. Management has evaluated this transition and does not believe it has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we continue to assess and enhance our financial controls to ensure a smooth transition and maintain the integrity of our reporting processes.

Other than as described above, there was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics (the “Code”) that applies to our Board of Directors, executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or individuals performing similar functions, as well as our employees. A copy of the Code can be found on our website at https://ir.marimedinc.com/corporate-governance/governance-documents. The Code of Ethics was designed with the intent to deter wrongdoing, and to promote the following:

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

The information required by this Item 10 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company's December 31, 2024 fiscal year.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company's December 31, 2024 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company's December 31, 2024 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company's December 31, 2024 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company's December 31, 2024 fiscal year.

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

3.2	Amended and Restated By-Laws, effective as of August 5, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q, filed August 8, 2024 with the SEC).
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

4.12
Common Stock Purchase Warrant dated May 2, 2024, issued by the Registrant to Change Equity Capital LLC (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, filed August 8, 2024 with the SEC).

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

19 *	Insider Trading Policy of the Registrant.
21.1 *	Subsidiaries of the Registrant
23.1*	Consent of M&K CPAS, PLLC, dated March 6, 2025.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2 **	Section 1350 Certification of Chief Financial Officer
101.INS XBRL*	Instance Document
101.SCH XBRL*	Taxonomy Extension Schema
101.CAL XBRL*	Taxonomy Extension Calculation Linkbase
101.DEF XBRL*	Taxonomy Extension Definition Linkbase
101.LAB XBRL*	Taxonomy Extension Label Linkbase
101.PRE XBRL*	Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
*** This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 6, 2025

MARIMED INC.
(Registrant)

By:	/s/ Jon R. Levine
Name:	Jon R. Levine
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon R. Levine	President and Chief Executive Officer	March 6, 2025
Jon R. Levine	(Principal Executive and Financial Officer)

/s/ Mario Pinho	Chief Financial Officer	March 6, 2025
Mario Pinho	(Principal Financial Officer)

/s/ Edward Gildea	Director and Chairman of the Board	March 6, 2025
Edward Gildea

/s/ David Allen	Director	March 6, 2025
David Allen

/s/ Eva Selhub	Director	March 6, 2025
Eva Selhub

/s/ Kathleen Tucker	Director	March 6, 2025
Kathleen Tucker