Form 10-Q
period 2025-03-31
MARIMED INC.
filed 2025-05-08
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2025, 389,229,843 shares of the registrant’s common stock were outstanding.

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

Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Any forward-looking statement made by the Company in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MariMed Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$7,201	$7,282
Accounts receivable, net of allowances of $391 and $255 at March 31, 2025 and December 31, 2024, respectively	9,182	8,742
Inventory	37,560	33,488
Deferred rents receivable	—	556
Notes receivable, current portion	52	52
Other current assets	4,007	3,389
Total current assets	58,002	53,509
Property and equipment, net	94,392	94,167
Intangible assets, net	21,690	18,639
Goodwill	19,482	15,812
Notes receivable, net of current portion	814	840
Operating lease right-of-use assets	8,525	8,730
Finance lease right-of-use assets	3,979	4,073
Other assets	1,116	11,219
Total assets	$208,000	$206,989

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Mortgages and notes payable, current portion	$4,786	$5,126
Accounts payable	13,969	13,189
Accrued expenses and other	7,729	4,435
Income taxes payable	24,751	21,922
Operating lease liabilities, current portion	2,080	1,988
Finance lease liabilities, current portion	1,993	2,018
Total current liabilities	55,308	48,678
Mortgages and notes payable, net of current portion	69,474	69,860
Operating lease liabilities, net of current portion	7,270	7,549
Finance lease liabilities, net of current portion	1,911	1,926

MariMed Inc.
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Other liabilities	100	100
Total liabilities	134,063	128,113

Commitments and contingencies

Mezzanine equity
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at March 31, 2025 and December 31, 2024	14,725	14,725
Series C convertible preferred stock $0.001 par value; 12,432,432 shares authorized; zero and 1,155,274 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	4,275
Total mezzanine equity	14,725	19,000

Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 32,659,235 shares authorized; zero shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 388,679,070 and 381,476,581 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	389	381
Additional paid-in capital	178,172	173,366
Accumulated deficit	(117,571)	(112,119)
Noncontrolling interests	(1,778)	(1,752)
Total stockholders’ equity	59,212	59,876
Total liabilities, mezzanine equity and stockholders’ equity	$208,000	$206,989

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2025	2024

Revenue	$37,955	$37,933
Cost of revenue	22,817	21,461
Gross profit	15,138	16,472

Operating expenses:
Personnel	7,341	6,465
Marketing and promotion	898	1,762
General and administrative	6,250	6,140
Acquisition-related and other	112	84
Bad debt	1,388	—
Total operating expenses	15,989	14,451

(Loss) income from operations	(851)	2,021

Interest and other (expense) income:
Interest expense	(1,762)	(1,629)
Interest income	24	26
Other expense, net	—	(20)
Total interest and other expense, net	(1,738)	(1,623)

(Loss) income before income taxes	(2,589)	398
Provision for income taxes	2,831	1,690

Net loss	(5,420)	(1,292)
Less: Net income attributable to noncontrolling interests	32	6
Net loss attributable to common stockholders	$(5,452)	$(1,298)

Net loss per share attributable to common stockholders:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic	382,557	375,211
Diluted	382,557	375,211

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Three months ended March 31, 2025
	Common stock		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value
Balances at January 1, 2025	381,476,581	$381	$173,366	$(112,119)	$(1,752)	$59,876
Release of shares under stock grants	1,525,265	2	(2)	—	—	—
Shares of newly vested common stock surrendered to the Company to satisfy tax withholding obligations	(108,161)	—	(9)	—	—	(9)
Conversion of preferred stock to common stock	5,776,370	6	4,269	—	—	4,275
Common stock issued under licensing agreement	9,015	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	(58)	(58)
Stock-based compensation	—	—	547	—	—	547
Net (loss) income	—	—	—	(5,452)	32	(5,420)
Balances at March 31, 2025	388,679,070	$389	$178,172	$(117,571)	$(1,778)	$59,212

	Three months ended March 31, 2024
	Common stock		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value
Balances at January 1, 2024	375,126,352	$375	$171,144	$(99,955)	$(1,650)	$69,914
Release of shares under stock grants	335,300	—	—	—	—	—
Common stock issued under licensing agreement	3,614	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	(46)	(46)
Stock-based compensation	—	—	244	—	—	244
Net loss (income)	—	—	—	(1,298)	6	(1,292)
Balances at March 31, 2024	375,465,266	$375	$171,389	$(101,253)	$(1,690)	$68,821

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss attributable to common stockholders	$(5,452)	$(1,298)
Net income attributable to noncontrolling interests	32	6
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of property and equipment	1,807	1,938
Amortization of intangible assets	949	374
Stock-based compensation	547	244
Amortization of debt discount	105	87
Amortization of debt issuance costs	18	18
Payment-in-kind interest	30	14
Bad debt expense	1,388	—
Obligations settled with common stock	1	1
Loss on disposal of assets	111	1
Loss on changes in fair value of investments	—	121
Changes in operating assets and liabilities:
Accounts receivable, net	(303)	707
Deferred rents receivable	12	18
Inventory	(453)	(3,738)
Other current assets	240	391
Other assets	(2,542)	63
Accounts payable	86	1,334
Accrued expenses and other	1,888	1,091
Income taxes payable	2,829	1,838
Net cash provided by operating activities	1,293	3,210

Cash flows from investing activities:
Purchases of property and equipment	(266)	(3,368)
Business combinations, net of cash acquired, and asset purchases	231	—
Advances toward future business combinations and asset purchases	(50)	(485)
Purchases of investments	—	(86)
Purchases and renewals of cannabis licenses	(56)	(265)
Proceeds from notes receivable	26	13
Due from third party	—	(75)
Net cash used in investing activities	(115)	(4,266)

MariMed Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2025	2024
Cash flows from financing activities:
Proceeds from Construction to Permanent Commercial Real Estate Mortgage Loan	—	1,047
Proceeds from mortgages	—	1,163
Principal payments of mortgages	(401)	(65)
Principal payments of promissory notes	(478)	(135)
Principal payments of finance leases	(322)	(320)
Distributions	(58)	(45)
Net cash provided by financing activities	(1,259)	1,645

Net (decrease) increase in cash and cash equivalents	(81)	589
Cash and equivalents, beginning of year	7,282	14,645
Cash and cash equivalents, end of period	$7,201	$15,234

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,678	$1,685
Cash paid for income taxes	$—	$127

Non-cash activities:
Entry into new finance leases	$56	$513
Conversion of preferred stock to common stock	$4,275	$—
Return of stock to the Company in connection with withholding taxes	$9	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) BASIS OF PRESENTATION

Business

MariMed Inc. (“MariMed” or the “Company”) is a multi-state cannabis operator in the United States, headquartered in Norwood, Massachusetts, dedicated to improving lives every day through its high quality-products, its actions, and its values. The Company develops, owns and manages seed to sale state-licensed, state-of-the-art, regulatory-compliant facilities for the cultivation, production and dispensing of medical and adult-use cannabis. MariMed has created and continues to develop its own brands of premium cannabis flower, concentrates, edibles and other precision-dosed products utilizing its proprietary strains and formulations. The Company also licenses its proprietary brands, along with other top cannabis products, in domestic markets.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Interim results are not necessarily indicative of results for the full fiscal year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2025.

Certain reclassifications, not affecting previously reported net income or cash flows, have been made to the previously issued financial statements to conform to the current period presentation.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements in the Annual Report. There were no material changes to the Company's significant accounting policies during the three-month period ended March 31, 2025.

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

The Company had $0.2 million and $0.3 million of cash held in escrow at March 31, 2025 and December 31, 2024, respectively.

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

Bad Debt Expense

The Company recorded $1.4 million of bad debt expense in the three months ended March 31, 2025, comprised of $1.3 million of expense to fully reserve an amount due from a credit card service provider (the "Service Provider Receivable") and $0.1 million of expense to reserve for certain trade receivable accounts. The Service Provider Receivable was reported in the condensed consolidated balance sheets as a component of Other assets at March 31, 2025 and as a component of Cash at December 31, 2024. The reserve was reported as a component of Other assets in the condensed consolidated balance sheet at March 31, 2025.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, Accounting Standards Updates (“ASUs”) and does not believe that the future adoption of any such ASUs will have a material impact on its financial condition or results of operations.

(2) BUSINESS COMBINATIONS AND ASSET PURCHASES

Business Combination

First State Compassion Center

On July 1, 2023 (the "Omnibus Agreement Date"), the Company entered into an Omnibus Agreement (the "Omnibus Agreement") with First State Compassion Center ("FSC"): (a) consolidating all amounts owed by FSC to the Company and its affiliated entities as described below, aggregating $11.0 million; (b) providing for the automatic conversion of all amounts owed by FSC to the Company, upon the approval of adult cannabis use in Delaware, into 100% ownership of FSC's licenses and business; and (c) extending to FSC, in the Company's sole discretion, up to an additional $2.0 million of working capital loans. The Omnibus Agreement had a term of five years, with an automatic five-year extension if adult cannabis was not approved in Delaware by the maturity date, and bore interest, compounded semiannually and payable annually, at the appropriate rate of interest in effect under Sections 1274(d), 482 and 7872 of the Internal Revenue Code of 1986, as amended, as calculated under Rev. Ruling 86-17, 1986-1 C.B. 377, for the period for which the amount of interest was being determined. The State of Delaware recently approved the adult use of cannabis, and the acquisition of FSC by the Company (the "FSC Acquisition") was completed effective March 1, 2025 (the "FSC Acquisition Date"). Effective on the FSC Acquisition Date, the amount owed by FSC to the Company was treated as purchase consideration as part of the purchase accounting for FSC (the "FSC Consideration"). This amount was included as a component of Other assets in the condensed consolidated balance sheet at December 31, 2024.

The Company's condensed consolidated statement of operations for the three months ended March 31, 2025 included $0.8 million of revenue and $0.2 million of net loss attributable to FSC for the period since the FSC Acquisition Date.

The FSC Acquisition has been accounted for as a business combination. A summary of the preliminary allocation of the FSC Consideration to the acquired and identifiable intangible assets is as follows (in thousands):

Fair value of consideration transferred:
Release of FSC obligation to the Company under the Omnibus Agreement	$11,401
Less cash acquired	(231)
Total fair value of consideration	$11,170

Fair value of assets acquired and (liabilities assumed):
Current assets, net of cash acquired	$4,136
Property and equipment	1,568
Intangible assets:
Tradename and trademarks	1,200
Customer base	2,800
Goodwill	3,670
Other assets	48
Current liabilities	(2,252)
Fair value of net assets acquired	$11,170

The Company is amortizing the identifiable intangible assets arising from the FSC Acquisition in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 5.80 years (see Note 8). Goodwill results from assets not separately identifiable as part of the transaction and is not deductible for tax purposes.

The following unaudited pro forma information presents the condensed combined results of MariMed and FSC for the three months ended March 31, 2025 and 2024 as if the FSC Acquisition had been completed on January 1, 2024, with adjustments to give effect to pro forma events that are directly attributable to the FSC Acquisition. These pro forma adjustments include amortization of acquired intangibles arising from the FSC Acquisition, the reversal of income recognized by MariMed attributable to FSC as its managed client, and the reversal of expense recorded by FSC in connection with its management agreement with MariMed.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of MariMed and FSC. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results that would have been achieved had the FSC Acquisition occurred on January 1, 2024, nor are they intended to represent or be indicative of future results of operations. These unaudited pro forma results for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
	(unaudited)
Revenue	$39,333	$40,908
Net loss	$(9,481)	$(1,676)

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

Asset Purchases

Allgreens

In August 2022, the Company entered into an agreement to purchase 100% of the membership interests in Allgreens Dispensary, LLC (the "Allgreens Agreement"), the owner of a conditional adult-use cannabis dispensary license in Illinois, for $3.25 million, comprised of $2.25 million of cash and a promissory note for $1.0 million, which note was issued to the Allgreens members (the "Allgreens Notes") upon closing of the transaction on April 9, 2024 (the "the Allgreens Acquisition Date"). Completion of the acquisition was dependent upon certain conditions, including resolution of any remaining legal challenges affecting nearly 200 social equity dispensary licenses, and regulatory approval of the acquisition. With the closing conditions met and the acquisition completed, the Company now owns and operates five adult-use dispensaries in Illinois. For the interim period until the acquisition was completed, the Company entered into a management agreement with Allgreens, with the management fees calculated as a percentage of Allgreens' revenue. Under this management agreement, the Company funded the build-out of the dispensary, including purchasing and retaining ownership of the related fixed assets it intended to use upon the transfer of ownership to the Company, hired and trained employees, and implemented the processes necessary to run the dispensary, all of which was completed prior to the state's approval of the license transfer to the Company.

Pursuant to the Allgreens Agreement, the Company made payments aggregating $1,375,000 to the Allgreens members prior to the Allgreens Acquisition Date. On the Allgreens Acquisition Date, the Company made the final cash payment of $875,000 and issued $1.0 million of promissory notes (the "Allgreens Notes") to the sellers. The Allgreens Notes bore interest at a rate of 7.5% per annum and matured one year from the date the dispensary was permitted to commence operations. In April 2025, the Company and the former owners of Allgreens agreed to revise the repayment terms of the Allgreens Notes. Pursuant to that agreement, the Company made a payment of $175,000 on April 16, 2025, with additional payments aggregating $130,000, $300,000 and $400,000, respectively, every thirty days thereafter. Upon completion of such payments the Allgreens Notes will be satisfied in full.

The Company has allocated the purchase price, including the Allgreens Expenses, to its licenses intangible asset, with an estimated useful life of 10 years (see Note 8).

Our Community Wellness & Compassionate Care Center, Inc. ("MedLeaf")

On February 1, 2024 (the "P&S Date"), the Company entered into an agreement to acquire 100% of the membership interests of MedLeaf (the "MedLeaf Agreement"), which held a retail dispensary license in Maryland. The MedLeaf dispensary had ceased its operations since July 1, 2023. On April 5, 2024, the Company consummated its acquisition of 100% of the membership interests in MedLeaf (the "MedLeaf Acquisition Date"). Upon receiving regulatory approval, the Company reopened the dispensary and commenced adult-use retail sales on August 19, 2024. The acquisition of MedLeaf provided the Company with a second dispensary in the state of Maryland.

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

Pending Transaction at March 31, 2025

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Weighted average shares outstanding - basic	382,557	375,211
Potential dilutive common shares	—	—
Weighted average shares outstanding - diluted	382,557	375,211

(4) INVENTORY

Inventory at March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Plants	$9,562	$10,600
Ingredients and other raw materials	8,747	7,785
Work-in-process	8,382	4,759
Finished goods	10,869	10,344
	$37,560	$33,488

(5) DEFERRED RENTS RECEIVABLE

Through February 28, 2025, the Company was the lessor under operating leases which contained escalating rents over time, rent holidays, options to renew, and requirements to pay property taxes, insurance and/or maintenance costs. The Company leased a cannabis cultivation, processing and dispensary facility that it owns in Delaware to FSC under a triple net lease that expired. The Company also subleased two properties - a cannabis production facility with offices under a sublease that expired in January 2026 and contained an option to negotiate an extension of the sublease term, and a dispensary under a sublease that expired in April 2027. The Company also subleased a portion of a third property that it developed into a cultivation facility under a sublease that expired in March 2030, with an option to extend the term for three additional five-year periods. These properties were all subleased to FSC, which the Company acquired on March 1, 2025 (see Note 2). In connection with the FSC Acquisition, the Company ceased recognizing rental income from these properties.

The Company recognized fixed rental receipts from such lease agreements on a straight-line basis over the expected lease term. Differences between amounts received and amounts recognized were recorded in Deferred rents receivable in the condensed consolidated balance sheets. The Company is not the lessor under any finance leases.

The Company received rental payments aggregating $0.2 million and $0.3 million in the three months ended March 31, 2025 and 2024, respectively. These payments were recognized as revenue on a straight-line basis and aggregated $0.2 million and $0.3 million in the three months ended March 31, 2025 and 2024, respectively.

(6) NOTE RECEIVABLE AND OMNIBUS AGREEMENT

Note Receivable

At March 31, 2025 and December 31, 2024, the Company had a note receivable from Healer LLC, an entity that provides cannabis education, dosage programs and products developed by Dr. Dustin Sulak ("Healer"), of approximately $866,000 and $892,000, respectively. The note bears interest at 6% per annum and requires quarterly payments of interest through the April 2026 maturity date. The Company has the right to offset any licensing fees payable by the Company to Healer in the event Healer fails to make any payment when due.

Omnibus Agreement

The amount due under the Omnibus Agreement, which was included as a component of Other assets in the condensed consolidated balance sheet at December 31, 2024, was treated as purchase consideration in connection with the FSC Acquisition (see Note 2).

(7) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net, at March 31, 2025 and December 31, 2024 was comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$6,151	$6,151
Buildings and building improvements	57,175	55,833
Tenant improvements	31,257	31,894
Furniture and fixtures	2,208	2,225
Machinery and equipment	19,467	19,629
Construction in progress	105	80
	116,363	115,812
Less: accumulated depreciation	(21,971)	(21,645)
Property and equipment, net	$94,392	$94,167

The Company recorded depreciation expense related to property and equipment of $1.8 million and $1.9 million in the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025, the Company wrote off property and equipment with an original cost aggregating $1.3 million, the majority of which was fully depreciated. The Company recognized a loss on these write-offs of $0.1 million.

(8) INTANGIBLE ASSETS AND GOODWILL

The Company’s acquired intangible assets at March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

March 31, 2025	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradenames and trademarks	6.08	$4,359	$2,763	$1,596
Licenses and customer base	9.07	25,353	5,259	20,094
Non-compete agreements	2.00	42	42	—
	8.62	$29,754	$8,064	$21,690

December 31, 2024	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradenames and trademarks	7.38	$3,159	$2,466	$693
Licenses and customer base	7.96	22,553	4,607	17,946
Non-compete agreements	2.00	42	42	—
	7.89	$25,754	$7,115	$18,639

Estimated future amortization expense for the Company’s intangible assets at March 31, 2025 was as follows:

Year ending December 31,
Remainder of 2025	$2,794
2026	3,370
2027	3,277
2028	2,944
2029	2,429
Thereafter	6,876
Total	$21,690

The changes in the carrying value of the Company’s goodwill in the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Balance at January 1,	$15,812	$11,993
FSC Acquisition	3,670	—
Adjustments to Ermont purchase price allocation*	—	3,819
Balance at March 31,	$19,482	$15,812

* In connection with the finalization of the purchase price allocation in the first quarter of 2024 related to the 2023 acquisition of Ermont, Inc., the Company recorded reclassifications between its Tradename and trademarks intangible asset, Licenses and customer base intangible asset, and Goodwill.

(9) DEBT

Mortgages and Notes Payable

The Company’s mortgages and notes payable are reported in the aggregate on the condensed consolidated balance sheets under the captions Mortgages and notes payable, current portion, and Mortgages and notes payable, net of current portion.

The Company’s mortgage and notes payable balances at March 31, 2025 and December 31, 2024 were comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Construction to Permanent Commercial Real Estate Mortgage Loan ("CREM Loan"), net of debt discount of $1,442 and $1,460 at March 31, 2025 and December 31, 2024, respectively	$56,853	$57,136
Bank of New England - Wilmington, DE property	1,052	1,086
DuQuoin State Bank - Anna, IL and Harrisburg, IL properties	682	689
DuQuoin State Bank - Metropolis, IL property	2,395	2,427
DuQuoin State Bank - Mt. Vernon, IL property (retail)	1,129	1,139
Du Quoin State Bank - Mt. Vernon, IL property (grow and production)	2,854	2,872
Promissory note issued as purchase consideration - Ermont Acquisition, net of debt discount of $1,710 and $1,801 at March 31, 2025 and December 31, 2024, respectively	3,041	2,949
Promissory note issued as purchase consideration - Greenhouse Naturals Acquisition, net of debt discount of $552 and $567 at March 31, 2025 and December 31, 2024, respectively	3,699	3,791
Promissory notes issued as purchase consideration - MedLeaf Acquisition	1,013	1,377
Promissory note issued as purchase consideration - Allgreens Acquisition	1,030	1,000
Promissory note issued to purchase land	352	352
Promissory notes issued to purchase motor vehicles	160	168
Total mortgages and notes payable	74,260	74,986
Less: Mortgages and notes payable, current portion	(4,786)	(5,126)
Mortgages and notes payable, net of current portion	$69,474	$69,860

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

The CREM Loan Transaction is for a term of ten years and has an interest rate for the initial five years of 8.43% per annum. The interest rate will reset after five years to the FHLB Rate (the Classic Advance Rate for Fixed Rate advances for a period of five years for an amount greater than or equal to the loan amount, as such rate is defined and published by the Federal Home Loan Bank of Boston), plus 3.50%. The Company made interest-only payments for the first twelve months of the term of the loan, with payments thereafter based upon a twenty-year amortization schedule.

The CREM Lender initially released $52.8 million to the CREM Borrowers (the "Initial CREM Distribution"), with the remaining proceeds of $5.9 million placed into escrow to complete the expansion of the Company's Hagerstown, Maryland cultivation facility (the "Hagerstown Facility"), with any unused proceeds to be released to the Company after completion of the Hagerstown Facility expansion. The Company used $46.8 million of the Initial CREM Distribution to fully repay certain of its outstanding debt obligations. These payments were comprised of $32.7 million to pay off its previous term loan administered by Chicago Atlantic Admin, LLC, $11.9 million to pay off the mortgage with Bank of New England for the New Bedford, MA and Middleborough, MA properties, and $2.2 million to reduce the outstanding balance of the note issued by the Company in connection with the Ermont Acquisition.

The Company incurred bank closing costs and third party costs (i.e., legal fees, etc.) aggregating $1.5 million in connection with the CREM Loan Transaction, which were recorded as a discount to the Loan Transaction (the "CREM Closing Costs Discount"), and which are being amortized to interest expense over the term of the CREM Loan Transaction. The Company recorded approximately $18,000 of interest amortization in each of the three months ended March 31, 2025 and 2024 related to the CREM Closing Costs Discount.

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

During the three months ended March 31, 2025, the Company made payments aggregating $1.5 million, comprised of $0.3 million of principal and $1.2 million of interest. During the three months ended March 31, 2024, the Company received $1.0 million of the amount previously held back by the CREM Lender and made interest-only payments aggregating $1.2 million. The current portion of the outstanding principal balance of the CREM Loan was $1.2 million at each of March 31, 2025 and December 31, 2024, respectively.

Bank of New England (Wilmington, DE)

The Company maintains a mortgage with Bank of New England in connection with the 2016 purchase of a building in Wilmington, DE, which was developed into a cannabis seed to sale facility. The mortgage matures in 2031, with monthly principal and interest payments at a rate of 5.25% per annum, with the rate adjusting every five years to the then-prime rate plus 1.5% with a floor of 5.25% per annum. The next interest rate adjustment will occur in September 2026. The current portion of the outstanding principal balance under this mortgage at March 31, 2025 and December 31, 2024 was approximately $142,000 and $140,000, respectively.

DuQuoin State Bank (Anna, IL and Harrisburg, IL)

In May 2016, the Company entered into a mortgage agreement with DuQuoin State Bank ("DSB") for the purchase of properties in Anna, IL and Harrisburg, IL, which the Company developed into two free-standing retail dispensaries. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined by DSB’s executive committee. The mortgage was renewed in May 2024 at a rate of 9.5% per annum. The current portions of the outstanding principal balance under this mortgage at each of March 31, 2025 and December 31, 2024 was approximately $27,000.

DuQuoin State Bank (Metropolis, IL)

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, Illinois. In connection with this purchase, the Company entered into a loan and mortgage agreement with DSB in the amount of $2.7 million that matures in July 2041, and which currently bears interest at a rate of 11.25% per annum, which rate is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and holds the related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. The current portion of the outstanding principal balance of this mortgage at March 31, 2025 and December 31, 2024 was approximately $59,000 and $56,000, respectively.

DuQuoin State Bank (Mt. Vernon, IL)

In July 2022, Mari Holdings Mt Vernon LLC, a wholly owned subsidiary of the Company, entered into a $3.0 million loan agreement and mortgage with DSB secured by property owned by the Company in Mt. Vernon, Illinois, which it is developing into a grow and production facility. The mortgage has a 20-year term and currently bears interest at the rate of 11.25% per annum, subject to upward adjustment on each annual anniversary date to the Wall Street Journal U.S. Prime Rate (with an interest rate floor of 7.75%). The proceeds of the loan were utilized for the build-out of the property and for working capital purposes. The current portion of the outstanding principal balance of this mortgage was approximately $64,000 and $61,000 at March 31, 2025 and December 31, 2024, respectively.

DuQuoin State Bank (Mt. Vernon, IL)

In February 2020, the Company entered into a loan and mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, Illinois. Beginning in August 2021, pursuant to an amendment of the South Porte Bank Mortgage, the monthly payments of principal and interest aggregated approximately $6,000, with such payment amounts effective through June 2023, at which time all remaining principal, interest and fees were due. On May 26, 2023, the Company repaid the outstanding balance on this mortgage, which totaled approximately $778,000. In January 2024, the Company refinanced this property and entered into a $1.2 million loan and mortgage with agreement DSB. The mortgage with DSB has a 17-year term and bears interest at a rate of 9.50% per annum. The current portion of the outstanding principal balance of this mortgage was approximately $32,000 and $31,000 at March 31, 2025 and December 31, 2024, respectively.

Promissory Notes

Promissory Notes Issued as Purchase Consideration

Ermont

In connection with the Ermont Acquisition, the Company issued the Ermont Note (see Note 2), totaling $7.0 million. The Ermont Note matures in March 2029, and bears interest at a rate of 6.0% per annum, with payments of interest-only for two years, and quarterly payments of principal and interest in arrears thereafter. The outstanding balance on the Ermont Note is subject to prepayment in full in the event the Company raises $75.0 million or more of equity capital. The Company recorded the Ermont Note at a present value of $4.6 million. This amount is net of the $2.4 million recorded as a debt discount, which is being accreted through the term of the Ermont Note to interest expense. As discussed above, on November 26, 2023, the Company used $2.2 million of the proceeds from the CREM Loan Transaction to reduce the outstanding balance of the Ermont Note. The difference between the face value of the Ermont Note and the present value recorded at the time of the Ermont Acquisition is being amortized to interest expense over the term of the Ermont Note. The fair value of the Ermont Note was $3.0 million and $2.9 million at March 31, 2025 and December 31, 2024, respectively. The current portion of the outstanding principal balance of the Ermont Note was $0.6 million and $0.5 million at March 31, 2025 and December 31, 2024, respectively.

Greenhouse Naturals LLC

In December 2022, the Company completed the acquisition from Greenhouse Naturals LLC of the assets associated with a cannabis dispensary in Beverly, Massachusetts (the "Beverly Dispensary"). In connection with this transaction, the Company issued a $5.0 million promissory note to the sellers, payable on a monthly basis as a percentage of the monthly gross sales of the Beverly Dispensary (the "Greenhouse Naturals Note"). The Company recorded $0.7 million as a debt discount, which is being accreted to interest expense through the term of the Greenhouse Naturals Note, which matures in July 2026. The fair value of the Greenhouse Naturals Note was $3.7 million and $3.8 million at March 31, 2025 and December 31, 2024, respectively. The Company estimated that the current portion of the Greenhouse Naturals Note was $0.6 million and $0.8 million at March 31, 2025 and December 31, 2024, respectively.

MedLeaf

In connection with the MedLeaf Acquisition, the Company issued the MedLeaf Note, totaling $2.0 million (See Note 2). The MedLeaf Note bears interest at a rate of 8.0% per annum and matures on October 5, 2025. The MedLeaf Note calls for six equal principal payments, paid quarterly, which payments began on July 5, 2024. At March 31, 2025 and December 31, 2024, the MedLeaf Note had an outstanding balance of $1.0 million and $1.4 million, respectively, all of which was recorded as current.

Allgreens

In connection with the Allgreens Acquisition, the Company issued promissory notes aggregating $1.0 million (See Note 2). The Allgreens Notes bear interest at a rate of 7.5% per annum and will mature one year from the date that the dispensary is permitted to commence operations. The Allgreens Notes had an aggregate outstanding balance of $1.0 million at each of March 31, 2025 and December 31, 2024, all of which was recorded as current and was in default.

In April 2025, the Company and the former owners of Allgreens agreed to revise the repayment terms of the Allgreens Notes. Pursuant to that agreement, the Company made a payment of $175,000 on April 16, 2025, with additional payments aggregating $130,000, $300,000 and $400,000, respectively, every thirty days thereafter. Upon completion of such payments the Allgreens Notes will be satisfied in full.

Promissory Notes Issued to Purchase Property and Equipment

The Company had five outstanding promissory notes in connection with the purchase of commercial motor vehicles at both March 31, 2025 and December 31, 2024. At March 31, 2025, the outstanding notes had an aggregate outstanding balance of approximately $160,000, of which approximately $37,000 was current. At December 31, 2024, the outstanding notes had an aggregate outstanding balance of approximately $168,000, of which approximately $36,000 was current. The weighted average interest rates of the outstanding balances were 11.43% and 11.38% at March 31, 2025 and December 31, 2024, respectively. The weighted average remaining terms of these notes were 4.05 years and 4.27 years at March 31, 2025 and December 31, 2024, respectively.

The Company had an outstanding note in connection with the purchase, in the second quarter of 2024, of a parking lot adjacent to its Middleborough, MA dispensary totaling $352,000 (the "Middleborough Note"). The note bears interest at a rate of 4.0% per annum, with monthly interest-only payments and a balloon payment for the entire principal amount due on February 1, 2029.

Future Payments

The future principal amounts due under the Company outstanding mortgages and notes payable at March 31, 2025 were as follows (in thousands):

Year ending December 31,
Remainder of 2025	$3,773
2026	2,795
2027	3,005
2028	3,156
2029	6,386
Thereafter	58,250
Total future principal payments	77,365
Less: discount	(3,105)
Total future principal payments, net of discount	$74,260

(10) MEZZANINE EQUITY

Series B Convertible Preferred Stock

The Company had 4,908,333 shares of Series B Convertible Preferred Stock (the "Series B Stock") outstanding at both March 31, 2025 and December 31, 2024, which shares are held by three institutional shareholders. The holders of Series B Stock (the “Series B Holders”) are entitled to cast a number of votes equal to the number of shares of the Company's common stock into which the shares of Series B Stock are convertible, together with the holders of the Company's common stock as a single class, on most matters. However, the affirmative vote or consent of the Series B Holders voting separately as a class is required for certain acts taken by the Company, including an amendment or repeal of certain charter provisions, liquidation or winding up of the Company, creation of stock senior to the Series B Stock, and/or other acts defined in the certificate of designation.

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

Series C Convertible Preferred Stock

In 2021, the Company issued to Hadron Healthcare Master Fund ("Hadron") 6,216,216 shares of Series C Convertible Preferred Stock (the "Series C Stock") and warrants to purchase up to an aggregate of 15,540,540 shares of its common stock in connection with a financing facility between the Company and Hadron. Each share of Series C Stock was convertible, at Hadron’s option, into five shares of the Company's common stock, and each warrant is exercisable at an exercise price of $1.087 per share. The warrants are subject to early termination if certain milestones are achieved and the market value of the Company’s common stock reaches certain predetermined levels.

The Series C Stock was zero coupon, non-voting, and had a liquidation preference equal to its original issuance price plus declared but unpaid dividends. Holders of Series C Stock were entitled to receive dividends on an as-converted basis.

During the three months ended March 31, 2025, the Company converted, at Hadron's request in accordance with the terms and conditions of the Series C Stock certificate of designation, a total of 1,155,274 shares of Series C Stock into 5,776,370 shares of the Company's common stock (the "Conversion"). The Conversion was effected at a conversion rate of five shares of the Company's common stock for each share of Series C Stock converted. The Company did not recognize a gain or loss on the Conversion as it was effected in accordance with the Series C Stock certificate of designation. As a result of the Conversion, no shares of Series C Stock remained outstanding at March 31, 2025. The Company had 1,155,274 shares of Series C Stock outstanding at December 31, 2024.

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

Stock Options

A summary of stock option activity during the three months ended March 31, 2025 is below:

	Shares	Weighted average exercise price
Outstanding at January 1, 2025	34,271,921	$0.79
Expired	(2,021,000)	$0.56
Outstanding at March 31, 2025	32,250,921	$0.80

Stock options granted under the Plan generally expire five years from the date of grant. At March 31, 2025, the stock options outstanding had a weighted average remaining life of approximately one year. The Company did not grant any stock options during the three months ended March 31, 2025.

Restricted Stock Units

Holders of unvested restricted stock units ("RSUs") do not have voting or dividend rights. The grant date fair values of RSUs are recognized as expense on a straight-line basis over the requisite service periods. The fair value of RSUs is determined based on the market value of the shares of the Company's common stock on the date of grant.

A summary of RSU activity for the three months ended March 31, 2025 was as follows:

	RSUs	Weighted average grant date fair value
Outstanding at January 1, 2025	7,706,125	$0.27
Granted	4,783,954	$0.12
Vested	(1,525,265)	$0.22
Forfeited	(401,187)	$0.21
Outstanding at March 31, 2025	10,563,627	$0.21

Of the 1,525,265 RSUs reported as vested in the table above, 108,161 shares, with an aggregate fair value of approximately $9,000, were surrendered to the Company to satisfy the tax withholding obligations that arose in connection with the vesting of such RSUs.

Warrants

At March 31, 2025, warrants to purchase up to 22,548,936 shares of the Company's common stock were outstanding, with a weighted average exercise price of $0.48.

Other Common Stock Issuances

In addition to the activity related to stock options, RSUs and the conversion of the Company's outstanding Series C stock to common stock as described above, during the three months ended March 31, 2025, the Company also issued 9,015 shares of restricted common stock with an aggregate fair value of approximately $900, under a royalty agreement.

Stock-Based Compensation

The Company recorded stock-based compensation of $0.5 million and $0.2 million in the three months ended March 31, 2025 and 2024, respectively.

(12) SEGMENT INFORMATION

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

The table below provides the Company's Net loss, (Loss) income from operations, and a reconciliation of (Loss) income from operations to Adjusted EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Net loss	$(5,420)	$(1,292)

GAAP (Loss) income from operations	$(851)	$2,021
Depreciation and amortization of property and equipment	1,807	1,938
Amortization of acquired intangible assets	949	374
Stock-based compensation	547	244
Acquisition-related and other	112	84
Adjusted EBITDA	$2,564	$4,661

(13) REVENUE

The Company’s main sources of revenue are comprised of the following:

•Product sales (retail and wholesale). The Company's product sales are derived from direct sales of cannabis and cannabis-infused products primarily by its retail dispensaries and wholesale operations in multiple states. The Company recognizes revenue when products are delivered to third parties or at the Company's retail points-of-sale.
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

The Company recognizes revenue in amounts that represent the consideration that it expects to receive in exchange for good or services provided to customers as follows:

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

Revenue for the three months ended March 31, 2025 and 2024 was comprised of the following (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Product sales - retail	$20,779	$22,346
Product sales - wholesale	16,786	14,505
Other revenue	390	1,082
Total revenue	$37,955	$37,933

(14) MAJOR CUSTOMERS

The Company did not have any customers that contributed 10% or more of total revenue in either of the three-month periods ended March 31, 2025 or 2024.

The Company did not have any customers that accounted for 10% or more of the Company’s accounts receivable balance at either March 31, 2025 or December 31, 2024. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and historical losses have been within management’s expectations.

(15) LEASES

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

At March 31, 2025, the Company was the lessee under nine operating leases and thirty-four finance leases. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company's operating leases include its corporate headquarters, dispensaries and cannabis production and processing facilities. Prior to the FSC Acquisition Date, the Company subleased three of these leased facilities to FSC and recognized rental income from these arrangements. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments. The Company leases machinery and office equipment under finance leases that expire from January 2026 through July 2031, with such terms being a major part of the economic useful life of the leased property.
The components of lease expense for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Operating lease expense	$533	$517

Finance lease expenses:
Amortization of right of use assets	$318	$196
Interest on lease liabilities	95	82
Total finance lease expense	$413	$278

The weighted average remaining lease terms and weighted average discount rates for the Company's operating leases and finance leases at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases	9.10	9.26
Finance leases	2.58	2.78
Weighted average discount rate:
Operating leases	11.2%	11.1%
Finance leases	9.5%	9.6%

Future minimum lease payments as of March 31, 2025 under all non-cancelable leases having an initial or remaining term of more than one year were (in thousands):

	Operating leases	Finance leases
Remainder of 2025	$1,585	$1,503
2026	1,915	1,626
2027	1,813	573
2028	1,757	318
2029	1,595	142
Thereafter	7,795	28
Total lease payments	16,460	4,190
Less: imputed interest	(7,110)	(286)
	$9,350	$3,904

(16) RELATED PARTY TRANSACTIONS

The Company’s corporate offices are leased from an entity in which the Company’s President and Chief Executive Officer (the "CEO") has an investment interest. This lease expires in October 2028 and contains a five-year extension option. Expenses incurred under this lease were approximately $77,000 and $41,000 for the three months ended March 31, 2025 and 2024, respectively.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s Chief Operating Officer (the “COO”). Purchases from this entity totaled $1.4 million and $1.1 million in the three months ended March 31, 2025 and 2024, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the COO and the Chief Commercial Officer (the “CCO") under a royalty agreement. Under this agreement, the royalty percentage on all sales of Betty’s Eddies products is 3.0% if sold directly by the Company and between 1.35% and 2.5% if licensed by the Company for sale by third parties. Future developed products (i.e., ice cream) have a royalty rate of 0.5% if sold directly by the Company and between 0.125% and 0.135% if licensed by the Company for sale by third parties. The aggregate royalties earned by the entity under this agreement were approximately $163,000 and $118,000 for the three months ended March 31, 2025 and 2024.

During the three months ended March 31, 2025 and 2024, one of the Company’s majority-owned subsidiaries paid or accrued distributions of approximately $1,800 and $1,200, respectively, to the CEO, who owns a minority equity interest in such subsidiary.

On June 10, 2024 (the "Membership Unit Purchase Date"), the CEO and COO purchased 5% and 15%, respectively, of the membership units of Mari Holdings Metropolis, LLC, one of the Company's majority-owned subsidiaries. These membership units were purchased from the previous minority interest-holder, and accordingly, the percentage of this majority-owned subsidiary held by noncontrolling interests remains unchanged. During the three months ended March 31, 2025, this majority-owned subsidiary accrued distribution payments of approximately $3,000 and $9,000 to the CEO and COO, respectively. There were no such payments in the three months ended March 31, 2024.

At March 31, 2025 and December 31, 2024, the Company had an outstanding accounts payable balance of approximately $286,000 and $251,000, respectively, primarily in connection with fixed assets purchased from a third-party company in which the CEO has a controlling interest. The March 31, 2025 balance also includes approximately $35,000 of accounts payable to that company assumed by MariMed as part of the FSC Acquisition. The Company also assumed an accounts payable amount of $21,000 from FSC to a second company in which the CEO has a controlling interest. These assumed liabilities related to cash advances to FSC in periods prior to the FSC Acquisition Date.

At March 31, 2025, the Company’s mortgages with Bank of New England and DSB were personally guaranteed by the CEO.

(17) COMMITMENTS AND CONTINGENCIES

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

(18) SUBSEQUENT EVENTS

Equity Transactions

Subsequent to March 31, 2025, the Company issued 550,773 shares of common stock in the aggregate underlying RSUs that vested on various dates prior to the filing of this report.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of MariMed Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 10-K"), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2025.

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

Overview

We are a multi-state cannabis operator in the United States, headquartered in Norwood, Massachusetts, dedicated to improving lives every day through our high-quality products, our actions, and our values. We develop, own and manage seed to sale state-licensed, state-of-the-art, regulatory-compliant facilities for the cultivation, production and dispensing of medicinal and adult-use cannabis. We have created and continue to develop our own brands of premium cannabis flower, concentrates, edibles and other precision-dosed products utilizing our proprietary strains and formulations. We also license our proprietary brands, along with other top cannabis products, in domestic markets.

We completed the acquisition of First State Compassion Center ("FSC"), the leading cannabis operator in Delaware, effective March 1, 2025 (the "FSC Acquisition Date"). Prior to its acquisition by us (the "FSC Acquisition"), FSC had been our managed services client. The financial results of FSC are included in our condensed consolidated financial statements for the period subsequent to the FSC Acquisition Date.

We completed two acquisitions in the year ended December 31, 2024, which we accounted for as asset purchase. On April 9, 2024, we acquired 100% of the membership interests of Allgreens Dispensary, LLC ("Allgreens"), which held a conditional adult-use cannabis dispensary license in Illinois. On April 5, 2024, we acquired 100% of the membership interests of Our Community Wellness & Compassionate Care Center, Inc. ("MedLeaf"), which held a retail dispensary license in Maryland. The MedLeaf dispensary had ceased operations since July 1, 2023, but we reopened it on August 19, 2024, upon receiving regulatory approval to commence adult use retail sales.

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

Results of Operations

Three months ended March 31, 2025 and 2024

Revenue

Our main sources of revenue are comprised of the following:

•Product sales (retail and wholesale). Our product sales are derived from direct sales of cannabis and cannabis-infused products primarily by our retail dispensaries and wholesale operations in multiple states. We recognize revenue when products are delivered to third parties or at our retail points-of-sale.
•Other revenue. Our other revenue is comprised of real estate rentals to cannabis-licensed clients; supply procurement fees from facilitating purchases of resources, supplies and equipment for cannabis-licensed clients and third parties; management fees for providing cannabis-licensed clients with comprehensive oversight of their operations; and licensing fees from the licensing of our branded products to wholesalers and regulated dispensaries.

We recognize revenue in amounts that represent the consideration that we expect to receive in exchange for goods or services provided to customers as follows:

•Identify the contract(s) with a customer;
•Identify the performance obligations in the contract(s);
•Determine the transaction price;
•Allocate the transaction price to the performance obligations in the contract(s); and
•Recognize revenue as the performance obligation is satisfied.

Additionally, when another party is involved in providing goods or services to our clients, a determination is made as to who - us or the other party - is acting in the capacity as the principal in the sale transaction, and who is the agent arranging for goods or services to be provided by the other party.

We are typically considered the principal if we control the specified good or service before such good or service is transferred to our client, and typically considered the agent if we do not exert such control. We may also be deemed to be the principal even if we engage another party (an agent) to satisfy some of the performance obligations on our behalf, provided we (i) take on certain responsibilities, obligations and risks, (ii) possess certain abilities and discretion, or (iii) fulfill other relevant indicators of the sale. If deemed an agent, we do not recognize revenue for the performance obligations we do not satisfy.

Revenue for the three months ended March 31, 2025 and 2024 was comprised of the following (in thousands):

	Three months ended March 31,		Increase (decrease) from prior year
	2025	2024	$	%
Product sales - retail	$20,779	$22,346	$(1,567)	(7.0)%
Product sales - wholesale	16,786	14,505	2,281	15.7%
Other revenue	390	1,082	(692)	(64.0)%
Total revenue	$37,955	$37,933	$22	0.1%

Our total revenue for the three months ended March 31, 2025 was virtually unchanged from our total revenue in the three months ended March 31, 2024. The $2.3 million increase in revenue from our wholesale operations was offset by decreases of $1.6 million and $0.7 million in retail sales and other revenue, respectively. The increase in wholesale revenue was primarily attributable to higher wholesale revenue in Illinois and Maryland, coupled with higher revenue in certain of our other wholesale locations. Our retail operations reported higher revenue in certain of our dispensaries in Massachusetts, Illinois and Ohio, along with the impact of FSC since the FSC Acquisition Date; however, these increases were offset by lower retail sales in other locations. The decrease in other revenue was primarily due to lower management fees and real estate rentals arising from our acquisition of the businesses from whom we had previously recognized such revenue.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue represents the direct costs associated with the generation of our revenue, including licensing, packaging, supply procurement, manufacturing, supplies, depreciation, amortization of acquired intangible assets, and other product-related costs.

Our cost of revenue, gross profit and gross margin for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Three months ended March 31,		Increase (decrease) from prior year
	2025	2024	$	%
Cost of revenue	$22,817	$21,461	$1,356	6.3%
Gross profit	$15,138	$16,472	$(1,334)	(8.1)%
Gross margin	39.9%	43.4%

Our cost of revenue increased $1.4 million while revenue remained virtually unchanged in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily attributable to higher employee-related and facilities and related costs. Our higher personnel costs were primarily due to our increased headcount in connection with our recent acquisitions and expanded footprint. These increases were partially offset by decreases in certain inventory-related expenses.

Operating Expenses

Our operating expenses are comprised of personnel, marketing and promotion, general and administrative, acquisition-related and other, and bad debt expenses. Our operating expenses for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Three months ended March 31,		Increase (decrease) from prior year
	2025	2024	$	%
Personnel	$7,341	$6,465	$876	13.5%
Marketing and promotion	898	1,762	(864)	(49.0)%
General and administrative	6,250	6,140	110	1.8%
Acquisition-related and other	112	84	28	33.3%
Bad debt	1,388	—	1,388	100.0%
	$15,989	$14,451	$1,538	10.6%

The increase in our personnel expenses in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the increased headcount to support our acquisitions and resulting additional facilities and presence. Personnel costs increased to approximately 19% of revenue in the three months ended March 31, 2025, compared to approximately 17% of revenue in the three months ended March 31, 2024.

The decrease in our marketing and promotion expenses in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to our planned reductions to these expenses; however, we continue to focus on judicious marketing initiatives that expand the branding and distribution of our licensed products.

Our general and administrative expenses increased slightly in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily attributable to higher facilities, stock-based compensation and insurance expenses, which were largely offset by decreases in certain other general and administrative expenses, such as professional fees and depreciation.

Acquisition-related and other expenses include those expenses related to acquisitions and other significant transactions that we would otherwise not have incurred, and include professional and services fees, such as legal, audit, consulting, paying agent and other fees. Our acquisition-related and other expense in the three months ended March 31, 2025 primarily related to the FSC Acquisition. Our acquisition-related and other expense in the three months ended March 31, 2024 primarily related to the acquisitions of MedLeaf and Allgreens, which were both consummated in April 2024.

We recorded $1.4 million of bad debt expense in the three months ended March 31, 2025, comprised of $1.3 million of expense to fully reserve an amount due from a credit card service provider (the "Service Provider Receivable") and $0.1 million of expense to reserve for certain trade accounts receivable accounts. The Service Provider Receivable was reported in our condensed consolidated balance sheets as a component of Other assets at March 31, 2025 and as a component of Cash at December 31, 2024. The reserve was reported as a component of Other assets in our condensed consolidated balance sheet at March 31, 2025.

Interest

Interest expense primarily relates to interest on mortgages and notes payable, as well as the CREM Loan (described below). Interest income primarily relates to our notes receivable.

Our net interest expense increased $0.1 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the interest on the notes issued in connection with the MedLeaf and Allgreens acquisitions and our entry into additional finance leases.

Other Expense, Net

We reported net other expense of approximately $20,000 in the three months ended March 31, 2024, which was related to the change in the fair value of our investments. We did not recognize any other income or expense in the three months ended March 31, 2025.

Income Tax Provision

We recorded income tax provisions of $2.8 million and $1.7 million in the three months ended March 31, 2025 and 2024, respectively. Our income tax provisions are impacted by Section 280E of the Internal Revenue Code, which prohibits the deduction of certain ordinary business expenses.

Liquidity and Capital Resources

We had cash and cash equivalents of $7.2 million and $7.3 million at March 31, 2025 and December 31, 2024, respectively. In addition to the discussions below of our cash flows from operating, investing, and financing activities, please also see our discussion of non-GAAP Adjusted EBITDA in the section “Non-GAAP Measurement” below, which discusses an additional financial measure not defined by GAAP which our management also uses to measure our liquidity.

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

The CREM Lender initially released $52.8 million to the CREM Borrowers (the "Initial CREM Distribution"), with the remaining proceeds of $5.9 million placed into in escrow to complete the expansion of our Hagerstown, Maryland cultivation facility (the "Hagerstown Facility"). Any unused proceeds would be released to us after completion of the Hagerstown Facility expansion. We used $46.8 million of the Initial CREM Distribution to fully repay certain of our outstanding debt obligations. These payments were comprised of $32.7 million to repay the previous term loan with Chicago Atlantic Admin, LLC, $11.9 million to repay the mortgage with Bank of New England for our New Bedford, MA and Middleborough, MA properties (the "BNE Mortgage"), and $2.2 million to reduce the outstanding balance of the note we issued in connection with the 2023 acquisition of Ermont, Inc. in Quincy, Massachusetts. Concurrent with the repayment of the BNE Mortgage, we refinanced these properties through the CREM Loan and accordingly, effective November 16, 2023, the mortgage on these properties is held by the CREM Lender, which mortgage matures in 2033 and which outstanding amount is included as a component of the CREM Loan amount in our consolidated balance sheets at March 31, 2025 and December 31, 2024.

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

Our operating activities provided $1.3 million and $3.2 million of cash in the three months ended March 31, 2025 and 2024, respectively. The change in cash from operating activities in the current year period compared to the prior year was primarily attributable to higher personnel costs and operating expenses arising from expanding our geographic presence. These higher costs primarily relate to personnel, cultivation/manufacturing and facility expenses.

Cash Flows from Investing Activities

Our investing activities used $0.1 million and $4.3 million of cash in the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, we used $0.3 million of cash for capital expenditures and $0.1 million in the aggregate for advances toward future business acquisitions and purchases of cannabis licenses. These amounts were partially offset by $0.2 million of cash acquired in connection with the FSC Acquisition and approximately $26,000 of proceeds from notes receivable. During the three months ended March 31, 2024, we used $3.4 million of cash for capital expenditures, $0.5 million for advances toward future business acquisitions, $0.3 million for purchases of cannabis licenses an $0.1 million for the purchase of certain investments.

Cash Flows from Financing Activities

Our financing activities used $1.3 million of cash in the three months ended March 31, 2025 and provided $1.6 million of cash in the three months ended March 1, 2024. During the three months ended March 31, 2025, we made $1.2 million of aggregate principal payments on our outstanding mortgages, promissory notes and finance leases, and approximately $58,000 of distribution payments. During the three months ended March 31, 2024, we received $1.0 million of proceeds from the CREM Loan (described above) and $1.2 million of proceeds from the refinancing of our retail facility in Mt. Vernon, Illinois. We made $0.5 million of aggregate principal payments on our outstanding mortgages, promissory notes and finance leases and approximately $45,000 of distribution payments.

Based on our current expectations, we believe our current cash and future funding opportunities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at March 31, 2025, and our ability to raise additional cash through financing activities. Our contractual obligations at

March 31, 2025 were primarily comprised of our outstanding CREM Loan, mortgages and promissory notes, and operating leases. Our CREM Loan, mortgage and promissory note obligations totaled approximately $74 million at March 31, 2025.

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
•inventory revaluation;
•stock-based compensation;
•severance;
•legal settlements; and
•acquisition-related and other.

Our management believes that Adjusted EBITDA is a useful measure to assess our performance and liquidity, as it provides meaningful operating results by excluding the effects of expenses that are not reflective of our operating business performance. In addition, our management uses Adjusted EBITDA to understand and compare operating results across accounting periods, and for financial and operational decision-making. The presentation of Adjusted EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared in accordance with GAAP.

Our management believes that investors and analysts benefit from considering Adjusted EBITDA in assessing our financial results and our ongoing business, as it allows for meaningful comparisons and analysis of trends in the business. Adjusted EBITDA is used by many investors and analysts themselves, along with other metrics, to compare financial results across accounting periods and to those of peer companies.

As there are no standardized methods of calculating non-GAAP measurements, our calculations may differ from those used by analysts, investors, and other companies, even those within the cannabis industry, and therefore they may not be directly comparable to similarly titled measures used by others.

Reconciliation of Income from Operations to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles income from operations to Adjusted EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
GAAP (Loss) income from operations	$(851)	$2,021
Depreciation and amortization of property and equipment	1,807	1,938
Amortization of acquired intangible assets	949	374
Stock-based compensation	547	244
Acquisition-related and other	112	84
Adjusted EBITDA	$2,564	$4,661

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has impacted us through increased costs of ingredients, nutrients and packaging. We recently negotiated with certain of our suppliers to reduce our costs for future purchases of ingredients, nutrients and packaging, all of which have increased significantly as a result of current economic conditions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2025 (the “Evaluation Date”). Based upon that evaluation, the Company's management concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There has been no material change to the status of the Company’s previously reported legal proceedings.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information contained in this item pursuant to Regulation S-K. However, information regarding the Company’s risk factors appears in Part I, Item 1A. of its Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"). These risk factors describe some of the assumptions, risks, uncertainties, and other factors that could adversely affect the Company’s business or that could otherwise result in changes that differ materially from management’s expectations. There have been no material changes to the risk factors contained in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, the Company issued unregistered securities as described below:

•9,015 shares of restricted common stock with an aggregate fair value of approximately $900 issued under a royalty agreement.

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

Date: May 8, 2025

MARIMED INC.

By:	/s/ Mario Pinho
Mario Pinho
Chief Financial Officer (Principal Financial Officer)