Form 10-Q
period 2025-06-30
MARIMED INC.
filed 2025-08-07
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2025, 392,309,965 shares of the registrant’s common stock were outstanding.

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

Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, "Risk Factors" included in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Any forward-looking statement made by the Company in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MariMed Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$6,138	$7,282
Accounts receivable, net of allowances of $350 and $255 at June 30, 2025 and December 31, 2024, respectively	7,688	8,742
Inventory	38,825	33,488
Deferred rents receivable	—	556
Notes receivable, current portion	39	52
Other current assets	4,440	3,389
Total current assets	57,130	53,509
Property and equipment, net	92,646	94,167
Intangible assets, net	20,721	18,639
Goodwill	20,051	15,812
Notes receivable, net of current portion	827	840
Operating lease right-of-use assets	8,252	8,730
Finance lease right-of-use assets	3,676	4,073
Other assets	1,070	11,219
Total assets	$204,373	$206,989

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Mortgages and notes payable, current portion	$3,419	$5,126
Accounts payable	11,218	13,189
Accrued expenses and other	7,412	4,435
Income taxes payable	25,442	21,922
Operating lease liabilities, current portion	2,040	1,988
Finance lease liabilities, current portion	1,413	2,018
Total current liabilities	50,944	48,678
Mortgages and notes payable, net of current portion	70,899	69,860
Operating lease liabilities, net of current portion	7,045	7,549
Finance lease liabilities, net of current portion	2,212	1,926

MariMed Inc.
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Other liabilities	100	100
Total liabilities	131,200	128,113

Commitments and contingencies

Mezzanine equity
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at June 30, 2025 and December 31, 2024	14,725	14,725
Series C convertible preferred stock $0.001 par value; 12,432,432 shares authorized; zero and 1,155,274 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	4,275
Total mezzanine equity	14,725	19,000

Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 32,659,235 shares authorized; zero shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 392,007,065 and 381,476,581 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	392	381
Additional paid-in capital	178,698	173,366
Accumulated deficit	(118,840)	(112,119)
Noncontrolling interests	(1,802)	(1,752)
Total stockholders’ equity	58,448	59,876
Total liabilities, mezzanine equity and stockholders’ equity	$204,373	$206,989

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$39,611	$40,438	$77,566	$78,371
Cost of revenue	23,579	23,529	46,396	44,990
Gross profit	16,032	16,909	31,170	33,381

Operating expenses:
Personnel	7,392	6,958	14,733	13,423
Marketing and promotion	761	1,856	1,659	3,618
General and administrative	6,343	6,804	12,593	12,944
Acquisition-related and other	139	350	251	434
Bad debt	256	(15)	1,644	(15)
Total operating expenses	14,891	15,953	30,880	30,404

Income from operations	1,141	956	290	2,977

Interest and other (expense) income:
Interest expense	(1,762)	(1,724)	(3,524)	(3,353)
Interest income	25	25	49	51
Other income (expense), net	17	(30)	17	(50)
Total interest and other expense, net	(1,720)	(1,729)	(3,458)	(3,352)

Loss before income taxes	(579)	(773)	(3,168)	(375)
Provision for income taxes	691	866	3,522	2,556

Net loss	(1,270)	(1,639)	(6,690)	(2,931)
Less: Net (loss) income attributable to noncontrolling interests	(1)	12	31	18
Net loss attributable to common stockholders	$(1,269)	$(1,651)	$(6,721)	$(2,949)

Net loss per share attributable to common stockholders:
Basic	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic	389,903	379,514	386,250	377,362
Diluted	389,903	379,514	386,250	377,362

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Six months ended June 30, 2025
	Common stock		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value
Balances at January 1, 2025	381,476,581	$381	$173,366	$(112,119)	$(1,752)	$59,876
Release of shares under stock grants	1,525,265	2	(2)	—	—	—
Shares of newly vested common stock surrendered to the Company to satisfy tax withholding obligations	(108,161)	—	(9)	—	—	(9)
Conversion of preferred stock to common stock	5,776,370	6	4,269	—	—	4,275
Common stock issued under licensing agreement	9,015	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	(58)	(58)
Stock-based compensation	—	—	547	—	—	547
Net (loss) income	—	—	—	(5,452)	32	(5,420)
Balances at March 31, 2025	388,679,070	$389	178,172	(117,571)	(1,778)	59,212
Release of shares under stock grants	3,568,940	3	(3)	—	—	—
Shares of newly vested common stock surrendered to the Company to satisfy tax withholding obligations	(251,631)	—	(21)	—	—	(21)
Common stock issued under licensing agreement	10,686	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	(23)	(23)
Stock-based compensation	—	—	549	—	—	549
Net loss	—	—	—	(1,269)	(1)	(1,270)
Balances at June 30, 2025	392,007,065	$392	$178,698	$(118,840)	$(1,802)	$58,448

	Six months ended June 30, 2024
	Common stock		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value
Balances at January 1, 2024	375,126,352	$375	$171,144	$(99,955)	$(1,650)	$69,914
Release of shares under stock grants	335,300	—	—	—	—	—
Common stock issued under licensing agreement	3,614	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	(46)	(46)
Stock-based compensation	—	—	244	—	—	244
Net loss (income)	—	—	—	(1,298)	6	(1,292)
Balances at March 31, 2024	375,465,266	375	171,389	(101,253)	(1,690)	68,821
Release of shares under stock grants	950,707	1	(1)	—	—	—
Shares as purchase consideration - business combination	3,917,267	4	987	—	—	991
Standalone warrants issued as payment for services	—	—	218	—	—	218
Common stock issued under licensing agreement	5,550	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	(37)	(37)
Stock-based compensation	—	—	248	—	—	248
Net (loss) income	—	—	—	(1,651)	12	(1,639)
Balances at June 30, 2024	380,338,790	$380	$172,842	$(102,904)	$(1,715)	$68,603

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss attributable to common stockholders	$(6,721)	$(2,949)
Net income attributable to noncontrolling interests	31	18
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of property and equipment	3,921	3,946
Amortization of intangible assets	1,918	1,183
Stock-based compensation	1,096	492
Amortization of warrants issued as payment for services received	—	218
Amortization of debt discount	222	175
Amortization of debt issuance costs	36	37
Payment-in-kind interest	30	69
Bad debt expense	1,644	(15)
Obligations settled with common stock	2	2
Loss on disposal of assets	256	36
Loss on changes in fair value of investments	—	144
Changes in operating assets and liabilities:
Accounts receivable, net	1,301	(530)
Deferred rents receivable	12	37
Inventory	(1,718)	(5,833)
Other current assets	51	930
Other assets	(2,905)	1,919
Accounts payable	(2,713)	3,607
Accrued expenses and other	1,607	955
Income taxes payable	3,520	1,954
Net cash provided by operating activities	1,590	6,395

Cash flows from investing activities:
Purchases of property and equipment	(575)	(8,336)
Business combinations, net of cash acquired, and asset purchases	231	(4,250)
Advances toward future business combinations and asset purchases	(50)	(485)
Purchases and renewals of cannabis licenses	(301)	(623)
Proceeds from notes receivable	26	13
Due from third party	—	(128)
Net cash used in investing activities	(669)	(13,809)

MariMed Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2025	2024
Cash flows from financing activities:
Proceeds from Construction to Permanent Commercial Real Estate Mortgage Loan	—	2,948
Proceeds from mortgages	2,000	1,163
Payment of third-party debt issuance costs in connection with debt	(9)	—
Principal payments of mortgages	(741)	(138)
Repayment and retirement of mortgages	(689)	—
Principal payments of promissory notes	(1,919)	(253)
Principal payments of finance leases	(626)	(676)
Distributions	(81)	(83)
Net cash (used in) provided by financing activities	(2,065)	2,961

Net decrease in cash and cash equivalents	(1,144)	(4,453)
Cash and equivalents, beginning of year	7,282	14,645
Cash and cash equivalents, end of period	$6,138	$10,192

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,417	$3,042
Cash paid for income taxes	$2	$877

Non-cash activities:
Common stock issued as purchase consideration	$—	$991
Present value of promissory notes issued as purchase consideration	$—	$3,000
Notes payable issued to purchase property and equipment	$393	$—
Entry into new finance leases	$56	$1,389
Conversion of preferred stock to common stock	$4,275	$—
Return of stock to the Company in connection with withholding taxes	$30	$—
Adjustment to purchase price allocation to reclassify certain acquired intangible assets to goodwill	$569	$3,819

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements in the Annual Report. There were no material changes to the Company's significant accounting policies during the six-month period ended June 30, 2025.

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

The Company had $0.2 million and $0.3 million of cash held in escrow at June 30, 2025 and December 31, 2024, respectively.

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

Bad Debt Expense

The Company recorded $0.2 million and $1.6 million of bad debt expense in the three and six months ended June 30, 2025, respectively. The six-month amount included $1.5 million of expense to fully reserve amounts due from two credit card service providers (the "Service Provider Receivables") and $0.1 million of expense to reserve for certain trade receivable accounts. Of the $1.5 million of Service Provider Receivables, $1.3 million and the related reserve were included as components of Other assets and $0.2 million and the related reserve were included as components of Accounts Receivable in the condensed consolidated balance sheet at June 30, 2025. At December 31, 2024, the Service Provider Receivables were included as components of Cash. The Company recorded a nominal credit to bad debt expense in each of the three and six months ended June 30, 2024.

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

The Company's condensed consolidated statement of operations for the three and six months ended June 30, 2025 included $2.3 million and $3.1 million, respectively, of revenue and $1.4 million and $1.6 million of net loss attributable to FSC for the periods since the FSC Acquisition Date.

The FSC Acquisition has been accounted for as a business combination. During the three months ended June 30, 2025, the Company recorded adjustments to the amounts allocated to certain acquired assets, assumed liabilities and goodwill to reflect updated information received in the period. These adjustments included nominal amounts recorded to other current assets and other assets acquired and other current liabilities assumed, and a reduction of $0.5 million to property and equipment. These adjustments were offset by a $0.6 million increase to goodwill. A summary of the preliminary allocation of the FSC Consideration to the acquired and identifiable intangible assets as of June 30, 2025 is as follows (in thousands):

Fair value of consideration transferred:
Release of FSC obligation to the Company under the Omnibus Agreement	$11,401
Less cash acquired	(231)
Total fair value of consideration	$11,170

Fair value of assets acquired and (liabilities assumed):
Current assets, net of cash acquired	$4,117
Property and equipment	1,104
Intangible assets:
Tradename and trademarks	1,200
Customer base	2,800
Goodwill	4,239
Other assets	5
Current liabilities	(2,295)
Fair value of net assets acquired	$11,170

The Company is amortizing the identifiable intangible assets arising from the FSC Acquisition in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 5.80 years (see Note 8). Goodwill results from assets not separately identifiable as part of the transaction and is not deductible for tax purposes.

The following unaudited pro forma information presents the condensed combined results of MariMed and FSC for the three and six months ended June 30, 2025 and 2024 as if the FSC Acquisition had been completed on January 1, 2024, with adjustments to give effect to pro forma events that are directly attributable to the FSC Acquisition. These pro forma adjustments include amortization of acquired intangibles arising from the FSC Acquisition, the reversal of income recognized by MariMed attributable to FSC as its managed client, and the reversal of expense recorded by FSC in connection with its management agreement with MariMed.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of MariMed and FSC. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results that would have been achieved had the FSC Acquisition occurred on January 1, 2024, nor are they intended to represent or be indicative of future results of operations. These unaudited pro forma results for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)
Revenue	$39,401	$41,562	$78,734	$82,470
Net loss	$(1,538)	$(3,390)	$(10,988)	$(5,060)

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

Pursuant to the Allgreens Agreement, the Company made payments aggregating $1,375,000 to the Allgreens members prior to the Allgreens Acquisition Date. On the Allgreens Acquisition Date, the Company made the final cash payment of $875,000 and issued promissory notes in the aggregate principal amount of $1.0 million (the "Allgreens Notes") to the sellers. The Allgreens Notes bore interest at a rate of 7.5% per annum and matured one year from the date the dispensary was permitted to commence operations. In April 2025, the Company and the former owners of Allgreens agreed to revise the repayment terms of the Allgreens Notes. Pursuant to that agreement, the Company made a payment of $175,000 on April 16, 2025, with additional payments aggregating $130,000, $300,000 and $400,000, respectively, every thirty days thereafter. As of June 30, 2025, the Company has made the first and second of these additional payments in accordance with the revised repayment terms. The Company made the final payment of $400,000 in July 2025 and accordingly, the Allgreens Notes were satisfied in full.

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

Pending Transaction at June 30, 2025

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Weighted average shares outstanding - basic	389,903	379,514	386,250	377,362
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding - diluted	389,903	379,514	386,250	377,362

(4) INVENTORY

Inventory at June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Plants	$10,822	$10,600
Ingredients and other raw materials	9,127	7,785
Work-in-process	8,343	4,759
Finished goods	10,533	10,344
	$38,825	$33,488

(5) DEFERRED RENTS RECEIVABLE

Through February 28, 2025, the Company was the lessor under operating leases which contained escalating rents over time, rent holidays, options to renew, and requirements to pay property taxes, insurance and/or maintenance costs. The Company leased a cannabis cultivation, processing and dispensary facility that it owns in Delaware to FSC under a triple net lease that expired. The Company also subleased three properties to FSC - a cannabis production facility with offices, a dispensary, and a portion of a third property that it developed into a cultivation facility. The Company acquired FSC on March 1, 2025 (see Note 2). In connection with the FSC Acquisition, the Company ceased receiving rental payments and recognizing rental income from FSC related to these properties.

The Company recognized fixed rental receipts from such lease agreements on a straight-line basis over the expected lease term. Differences between amounts received and amounts recognized were recorded in Deferred rents receivable in the condensed consolidated balance sheets. The Company is not the lessor under any finance leases.

The Company received rental payments and recognized rental income of $0.2 million in the six months ended June 30, 2025, all of which was recorded in the three months ended March 31, 2025. The Company received rental payments aggregating $0.3 million and $0.6 million in the three and six months ended June 30, 2024, respectively. These payments were recognized as revenue on a straight-line basis.

(6) NOTE RECEIVABLE AND OMNIBUS AGREEMENT

Note Receivable

At June 30, 2025 and December 31, 2024, the Company had a note receivable from Healer LLC, an entity that provides cannabis education, dosage programs and products developed by Dr. Dustin Sulak ("Healer"), of approximately $866,000 and $892,000, respectively. The note bears interest at 6% per annum and requires quarterly payments of interest through the April 2026 maturity date. The Company has the right to offset any licensing fees payable by the Company to Healer in the event Healer fails to make any payment when due.

Omnibus Agreement

The amount due under the Omnibus Agreement, which was included as a component of Other assets in the condensed consolidated balance sheet at December 31, 2024, was treated as purchase consideration in connection with the FSC Acquisition (see Note 2).

(7) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net, at June 30, 2025 and December 31, 2024 was comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$6,151	$6,151
Buildings and building improvements	56,703	55,833
Tenant improvements	31,254	31,894
Furniture and fixtures	2,208	2,225
Machinery and equipment	19,500	19,629
Construction in progress	571	80
	116,387	115,812
Less: accumulated depreciation	(23,741)	(21,645)
Property and equipment, net	$92,646	$94,167

The Company recorded depreciation expense related to property and equipment of $2.1 million and $2.0 million in the three months ended June 30, 2025 and 2024, respectively, and $3.9 million in each of the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025, the Company wrote off property and equipment with an original cost aggregating $1.5 million, the majority of which was fully depreciated. The Company recognized a loss on these write-offs of $0.3 million.

(8) INTANGIBLE ASSETS AND GOODWILL

The Company’s acquired intangible assets at June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

June 30, 2025	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradenames and trademarks	6.08	$4,359	$3,013	$1,346
Licenses and customer base	9.07	25,353	5,978	19,375
Non-compete agreements	2.00	42	42	—
	8.62	$29,754	$9,033	$20,721

December 31, 2024	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradenames and trademarks	7.38	$3,159	$2,466	$693
Licenses and customer base	7.96	22,553	4,607	17,946
Non-compete agreements	2.00	42	42	—
	7.89	$25,754	$7,115	$18,639

Estimated future amortization expense for the Company’s intangible assets at June 30, 2025 was as follows:

Year ending December 31,
Remainder of 2025	$1,825
2026	3,370
2027	3,277
2028	2,944
2029	2,429
Thereafter	6,876
Total	$20,721

The changes in the carrying value of the Company’s goodwill in the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	2025	2024
Balance at January 1,	$15,812	$11,993
FSC Acquisition	4,239	—
Adjustments to Ermont purchase price allocation*	—	3,819
Balance at June 30,	$20,051	$15,812

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

The Company’s mortgage and notes payable balances at June 30, 2025 and December 31, 2024 were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Construction to Permanent Commercial Real Estate Mortgage Loan ("CREM Loan"), net of debt discount of $1,424 and $1,460 at June 30, 2025 and December 31, 2024, respectively	$56,592	$57,136
Bank of New England - Wilmington, DE property	1,018	1,086
DuQuoin State Bank - Anna, IL and Harrisburg, IL properties	—	689
DuQuoin State Bank - Anna, IL and Harrisburg, IL properties (refinanced)	1,999	—
DuQuoin State Bank - Metropolis, IL property	2,385	2,427
DuQuoin State Bank - Mt. Vernon, IL property (retail)	1,120	1,139
Du Quoin State Bank - Mt. Vernon, IL property (grow and production)	2,842	2,872
Promissory note issued as purchase consideration - Ermont Acquisition, net of debt discount of $1,605 and $1,801 at June 30, 2025 and December 31, 2024, respectively	3,103	2,949
Promissory note issued as purchase consideration - Greenhouse Naturals Acquisition, net of debt discount of $540 and $567 at June 30, 2025 and December 31, 2024, respectively	3,610	3,791
Promissory notes issued as purchase consideration - MedLeaf Acquisition	387	1,377
Promissory note issued as purchase consideration - Allgreens Acquisition	400	1,000
Promissory note issued to purchase land	352	352
Promissory notes issued to purchase motor vehicles	151	168
Promissory note issued to purchase other machinery and equipment	359	—
Total mortgages and notes payable	74,318	74,986
Less: Mortgages and notes payable, current portion	(3,419)	(5,126)
Mortgages and notes payable, net of current portion	$70,899	$69,860

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

The Company incurred bank closing costs and third party costs (i.e., legal fees, etc.) aggregating $1.5 million in connection with the CREM Loan Transaction, which were recorded as a discount to the Loan Transaction (the "CREM Closing Costs Discount"), and which are being amortized to interest expense over the term of the CREM Loan Transaction. The Company recorded approximately $18,000 of interest amortization in each of the three months ended June 30, 2025 and 2024, and approximately $36,000 in each of the six months ended June 30, 2025 and 2024 related to the CREM Closing Costs Discount.

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

During the six months ended June 30, 2025, the Company made payments aggregating $3.1 million, comprised of $0.6 million of principal and $2.5 million of interest. During the six months ended June 30, 2024, the Company received $2.9 million of the amount previously held back by the CREM Lender and made interest-only payments aggregating $2.3 million. The current portion of the outstanding principal balance of the CREM Loan was $1.2 million at each of June 30, 2025 and December 31, 2024, respectively.

Bank of New England (Wilmington, DE)

The Company maintains a mortgage with Bank of New England in connection with the 2016 purchase of a building in Wilmington, DE, which was developed into a cannabis seed to sale facility. The mortgage matures in 2031, with monthly principal and interest payments at a rate of 5.25% per annum, with the rate adjusting every five years to the then-prime rate plus 1.5% with a floor of 5.25% per annum. The next interest rate adjustment will occur in September 2026. The current portion of the outstanding principal balance under this mortgage at June 30, 2025 and December 31, 2024 was approximately $144,000 and $140,000, respectively.

DuQuoin State Bank (Anna, IL and Harrisburg, IL)

In May 2016, the Company entered into a loan and mortgage agreement with DuQuoin State Bank ("DSB") for the purchase of properties in Anna, IL and Harrisburg, IL (the "DSB Original Mortgage"), which the Company developed into two free-standing retail dispensaries. On May 5th of each year, this mortgage is due to be repaid unless it is renewed for another year at a rate determined by DSB’s executive committee. The mortgage was renewed in May 2024 at a rate of 9.5% per annum. The current portion of the outstanding principal balance under this mortgage at December 31, 2024 was approximately $27,000.

In May 2025, the Company refinanced this mortgage with DSB at a rate of 9.5% per annum (the "DSB Refinance Mortgage"). The DSB Refinance Mortgage matures in May 2045. The Company used $0.7 million of the proceeds from the DSB Refinance Mortgage to retire the DSB Original Mortgage. At June 30, 2025, the current portion of the outstanding principal balance under the DSB Refinance Mortgage was approximately $36,000.

DuQuoin State Bank (Metropolis, IL)

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, Illinois. In connection with this purchase, the Company entered into a loan and mortgage agreement with DSB in the amount of $2.7 million that matures in July 2041, and which currently bears interest at a rate of 11.25% per annum, which rate is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and holds the related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. The current portion of the outstanding principal balance of this mortgage at June 30, 2025 and December 31, 2024 was approximately $61,000 and $56,000, respectively.

DuQuoin State Bank (Mt. Vernon, IL)

In July 2022, Mari Holdings Mt Vernon LLC, a wholly owned subsidiary of the Company, entered into a $3.0 million loan and mortgage agreement with DSB secured by property owned by the Company in Mt. Vernon, Illinois, which it is developing into a grow and production facility. The mortgage has a 20-year term and currently bears interest at the rate of 11.25% per annum, subject to adjustment on each annual anniversary date to the Wall Street Journal U.S. Prime Rate (with an interest rate floor of 7.75%). The proceeds of the loan were utilized for the build-out of the property and for working capital purposes. The current portion of the outstanding principal balance of this mortgage was approximately $65,000 and $61,000 at June 30, 2025 and December 31, 2024, respectively.

DuQuoin State Bank (Mt. Vernon, IL)

In February 2020, the Company entered into a loan and mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, Illinois. Beginning in August 2021, pursuant to an amendment of the South Porte Bank Mortgage, the monthly payments of principal and interest aggregated approximately $6,000, with such payment amounts effective through June 2023, at which time all remaining principal, interest and fees were due. On May 26, 2023, the Company repaid the outstanding balance on this mortgage, which totaled approximately $778,000. In January 2024, the Company refinanced this property and entered into a $1.2 million loan and mortgage agreement with DSB. The mortgage has a 17-year term and bears interest at a rate of 9.50% per annum. The current portion of the outstanding principal balance of this mortgage was approximately $33,000 and $31,000 at June 30, 2025 and December 31, 2024, respectively.

Promissory Notes

Promissory Notes Issued as Purchase Consideration

Ermont

In connection with the March 9, 2023 acquisition of Ermont Inc., the Company issued a promissory note to the sellers in the principal amount of $7.0 million the ("Ermont Note"). The Ermont Note matures in March 2029, and bears interest at a rate of 6.0% per annum, with payments of interest-only for two years, and quarterly payments of principal and interest in arrears thereafter. The outstanding balance on the Ermont Note is subject to prepayment in full in the event the Company raises $75.0 million or more of equity capital. The Company recorded the Ermont Note at a present value of $4.6 million. This amount is net of the $2.4 million recorded as a debt discount, which is being accreted through the term of the Ermont Note to interest expense. As discussed above, on November 26, 2023, the Company used $2.2 million of the proceeds from the CREM Loan Transaction to reduce the outstanding balance of the Ermont Note. The difference between the face value of the Ermont Note and the present value recorded at the time of the Ermont Acquisition is being amortized to interest expense over the term of the Ermont Note. The fair value of the Ermont Note was $3.1 million and $2.9 million at June 30, 2025 and December 31, 2024, respectively. The current portion of the outstanding principal balance of the Ermont Note was $0.4 million and $0.5 million at June 30, 2025 and December 31, 2024, respectively.

Greenhouse Naturals LLC

In December 2022, the Company completed the acquisition from Greenhouse Naturals LLC of the assets associated with a cannabis dispensary in Beverly, Massachusetts (the "Beverly Dispensary"). In connection with this transaction, the Company issued a $5.0 million promissory note to the sellers, payable on a monthly basis as a percentage of the monthly gross sales of the Beverly Dispensary (the "Greenhouse Naturals Note"). The Company recorded $0.7 million as a debt discount, which is being accreted to interest expense through the term of the Greenhouse Naturals Note, which matures in July 2026. The fair value of the Greenhouse Naturals Note was $3.6 million and $3.8 million at June 30, 2025 and December 31, 2024, respectively. The Company estimated that the current portion of the Greenhouse Naturals Note was $0.5 million and $0.8 million at June 30, 2025 and December 31, 2024, respectively.

MedLeaf

In connection with the MedLeaf Acquisition, the Company issued the MedLeaf Note, totaling $2.0 million (See Note 2). The MedLeaf Note bears interest at a rate of 8.0% per annum and matures on October 5, 2025. The MedLeaf Note calls for six equal principal payments, paid quarterly, which payments began on July 5, 2024. At June 30, 2025 and December 31,

2024, the MedLeaf Note had an outstanding balance of $0.4 million and $1.4 million, respectively, all of which was recorded as current.

Allgreens

In connection with the Allgreens Acquisition, the Company issued promissory notes aggregating $1.0 million (See Note 2). The Allgreens Notes bear interest at a rate of 7.5% per annum and would mature one year from the date that the dispensary was permitted to commence operations.

In April 2025, the Company and the former owners of Allgreens agreed to revise the repayment terms of the Allgreens Notes. Pursuant to that agreement, the Company made a payment of $175,000 on April 16, 2025, with additional payments aggregating $130,000, $300,000 and $400,000, respectively, every thirty days thereafter. As of June 30, 2025, the Company has made the first and second additional payments in accordance with the revised repayment terms. The Company made the final payment of $400,000 in July 2025 and accordingly, the Allgreens Notes were satisfied in full. The Allgreens Notes had an aggregate outstanding balance of $0.4 million and $1.0 million at June 30, 2025 and December 31, 2024, respectively all of which was recorded as current. At December 31, 2024, the amount outstanding was in default.

Promissory Notes Issued to Purchase Property and Equipment

The Company had five outstanding promissory notes in connection with the purchase of commercial motor vehicles at both June 30, 2025 and December 31, 2024. At June 30, 2025, the outstanding notes had an aggregate outstanding balance of approximately $151,000, of which approximately $38,000 was current. At December 31, 2024, the outstanding notes had an aggregate outstanding balance of approximately $168,000, of which approximately $36,000 was current. The weighted average interest rates of the outstanding balances were 11.49% and 11.38% at June 30, 2025 and December 31, 2024, respectively. The weighted average remaining terms of these notes were 3.84 years and 4.27 years at June 30, 2025 and December 31, 2024, respectively.

The Company had an outstanding note in connection with the purchase, in the second quarter of 2024, of a parking lot adjacent to its Middleborough, MA dispensary totaling $352,000 (the "Middleborough Note") at both June 30, 2025 and December 31, 2024. The Middleborough Note bears interest at a rate of 4.0% per annum, with monthly interest-only payments and a balloon payment for the entire principal amount due on February 1, 2029.

In May 2025 the Company issued a promissory note in the amount of $392,950 in connection with the purchase of certain machinery and equipment (the "M&E Note"). The M&E Note bears interest at an imputed rate of 15.7% per annum, and matures in May 2027. The current portion of the M&E Note was approximately $147,000 at June 30, 2025.

Future Payments

The future principal amounts due under the Company's outstanding mortgages and notes payable at June 30, 2025 were as follows (in thousands):

Year ending December 31,
Remainder of 2025	$1,898
2026	2,605
2027	2,911
2028	2,934
2029	7,188
Thereafter	59,942
Total future principal payments	77,478
Less: discount	(3,160)
Total future principal payments, net of discount	$74,318

(10) MEZZANINE EQUITY

Series B Convertible Preferred Stock

The Company had 4,908,333 shares of Series B Convertible Preferred Stock (the "Series B Stock") outstanding at both June 30, 2025 and December 31, 2024, which shares are held by three institutional shareholders. The holders of Series B Stock (the “Series B Holders”) are entitled to cast a number of votes equal to the number of shares of the Company's common stock into which the shares of Series B Stock are convertible, together with the holders of the Company's common stock as a single class, on most matters. However, the affirmative vote or consent of the Series B Holders voting separately as a class is required for certain acts taken by the Company, including an amendment or repeal of certain charter provisions, liquidation or winding up of the Company, creation of stock senior to the Series B Stock, and/or other acts defined in the certificate of designation.

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

At any time on or prior to February 28, 2026, the six-year anniversary of the 2020 issuance date of the Series B Stock, (i) the Series B Holders have the option to convert their shares of Series B Stock into shares of the Company's common stock at a conversion price of $3.00 per share, without the payment of additional consideration, and (ii) the Company has the option to convert all, but not less than all, shares of Series B Stock into shares of the Company's common stock at a conversion price of $3.00 if the daily volume weighted average price of the Company's common stock (the “VWAP”) exceeds $4.00 per share for at least twenty consecutive trading days prior to the date on which the Company gives notice of such conversion to the Series B Holders.

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

During the three months ended March 31, 2025, the Company converted, at Hadron's request in accordance with the terms and conditions of the Series C Stock certificate of designation, a total of 1,155,274 shares of Series C Stock into 5,776,370 shares of the Company's common stock (the "Conversion"). The Conversion was effected at a conversion rate of five shares of the Company's common stock for each share of Series C Stock converted. The Company did not recognize either a gain or loss on the Conversion as it was effected in accordance with the Series C Stock certificate of designation. As a result of the Conversion, no shares of Series C Stock were outstanding at June 30, 2025. The Company had 1,155,274 shares of Series C Stock outstanding at December 31, 2024.

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

Stock Options

A summary of stock option activity during the six months ended June 30, 2025 is below:

	Shares	Weighted average exercise price
Outstanding at January 1, 2025	34,271,921	$0.79
Expired	(2,541,000)	$0.64
Outstanding at June 30, 2025	31,730,921	$0.80

Stock options granted under the Plan generally expire five years from the date of grant. At June 30, 2025, the stock options outstanding had a weighted average remaining life of approximately one year. The Company did not grant any stock options during the six months ended June 30, 2025.

Restricted Stock Units

Holders of unvested restricted stock units ("RSUs") do not have voting or dividend rights. The grant date fair values of RSUs are recognized as expense on a straight-line basis over the requisite service periods. The fair value of RSUs is determined based on the market value of the shares of the Company's common stock on the date of grant.

A summary of RSU activity for the six months ended June 30, 2025 was as follows:

	RSUs	Weighted average grant date fair value
Outstanding at January 1, 2025	7,706,125	$0.27
Granted	8,745,784	$0.10
Vested	(5,094,205)	$0.18
Forfeited	(745,849)	$0.19
Outstanding at June 30, 2025	10,611,855	$0.18

Of the 5,094,205 RSUs reported as vested in the table above, 359,792 shares, with an aggregate fair value of approximately $30,000, were surrendered to the Company to satisfy the tax withholding obligations that arose in connection with the vesting of such RSUs.

Warrants

At June 30, 2025, warrants to purchase up to 21,548,936 shares of the Company's common stock were outstanding, with a weighted average exercise price of $0.46 per share.

Other Common Stock Issuances

In addition to the activity related to stock options, RSUs and the conversion of the Company's outstanding Series C stock to common stock as described above, during the six months ended June 30, 2025, the Company also issued 19,701 shares of restricted common stock with an aggregate fair value of approximately $2,000, under a royalty agreement.

Stock-Based Compensation

The Company recorded stock-based compensation of $0.6 million and $0.2 million in the three months ended June 30, 2025 and 2024, respectively, and $1.1 million and $0.5 million in the six months ended June 30, 2025 and 2024, respectively.

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

The table below provides the Company's Net loss, Income from operations, and a reconciliation of Income from operations to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss	$(1,270)	$(1,639)	$(6,690)	$(2,931)

GAAP Income from operations	$1,141	$956	$290	$2,977
Depreciation and amortization of property and equipment	2,114	2,008	3,921	3,946
Amortization of acquired intangible assets	969	809	1,918	1,183
Stock-based compensation	549	248	1,096	492
Acquisition-related and other	139	350	251	434
Adjusted EBITDA	$4,912	$4,371	$7,476	$9,032

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

The Company recognizes revenue in amounts that represent the consideration that it expects to receive in exchange for goods or services provided to customers as follows:

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

Revenue for the three and six months ended June 30, 2025 and 2024 was comprised of the following (in thousands):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Product sales - retail	$22,439	$23,623	$43,218	$45,969
Product sales - wholesale	17,131	15,868	33,917	30,373
Other revenue	41	947	431	2,029
Total revenue	$39,611	$40,438	$77,566	$78,371

(14) MAJOR CUSTOMERS

The Company did not have any customers that contributed 10% or more of total revenue in any of the three- or six-month periods ended June 30, 2025 or 2024.

The Company did not have any customers that accounted for 10% or more of the Company’s accounts receivable balance at either June 30, 2025 or December 31, 2024. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and historical losses have been within management’s expectations.

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

At June 30, 2025, the Company was the lessee under nine operating leases and thirty-four finance leases. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company's operating leases include its corporate headquarters, dispensaries and cannabis production and processing facilities. Prior to the FSC Acquisition Date, the Company subleased three of these leased facilities to FSC and recognized rental income from these arrangements.

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

The components of lease expense for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease expense	$534	$520	$1,067	$1,037

Finance lease expenses:
Amortization of right of use assets	$318	$197	$636	$393
Interest on lease liabilities	52	76	147	158
Total finance lease expense	$370	$273	$783	$551

The weighted average remaining lease terms and weighted average discount rates for the Company's operating leases and finance leases at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases	9.00	9.26
Finance leases	2.38	2.78
Weighted average discount rate:
Operating leases	11.2%	11.1%
Finance leases	9.4%	9.6%

Future minimum lease payments as of June 30, 2025 under all non-cancelable leases having an initial or remaining term of more than one year were (in thousands):

	Operating leases	Finance leases
Remainder of 2025	$1,058	$1,020
2026	1,915	1,715
2027	1,813	841
2028	1,757	318
2029	1,595	142
Thereafter	7,796	28
Total lease payments	15,934	4,064
Less: imputed interest	(6,849)	(439)
	$9,085	$3,625

(16) RELATED PARTY TRANSACTIONS

The Company’s corporate offices are leased from an entity in which the Company’s President and Chief Executive Officer (the "CEO") has an investment interest. This lease expires in October 2028 and contains a five-year extension option. Expenses incurred under this lease were approximately $68,000 and $63,000 for the three months ended June 30, 2025 and 2024, respectively, and $145,000 and $104,000 for the six months ended June 30, 2025 and 2024, respectively.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s Chief Operating Officer (the “COO”). Purchases from this entity totaled $1.6 million and $1.2 million in the three months ended June 30, 2025 and 2024, respectively, and $2.9 million and $2.2 million in the six months ended June 30, 2025 and 2024, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the COO and the Chief Commercial Officer (the “CCO") under a royalty agreement. Under this agreement, the royalty percentage on all sales of Betty’s Eddies products is 3.0% if sold directly by the Company and between 1.35% and 2.5% if licensed by the Company for sale by third parties. Future developed products have a royalty rate of 0.5% if sold directly by the Company and between 0.125% and 0.135% if licensed by the Company for sale by third parties. The aggregate royalties earned by the entity under this agreement were approximately $156,000 and $131,000 for the three months ended June 30, 2025 and 2024, respectively, and approximately $319,000 and $249,000 for the six months ended June 30, 2025 and 2024, respectively.

During the three months ended June 30, 2025 and 2024, one of the Company’s majority-owned subsidiaries paid or accrued distributions of approximately $1,300 and $1,900, respectively, to the CEO, who owns a minority equity interest in such subsidiary. During the six months ended June 30, 2025 and 2024, this majority-owned subsidiary made distribution payments of approximately $3,000 and $3,100, respectively, to the CEO.

On June 10, 2024 (the "Membership Unit Purchase Date"), the CEO and COO purchased 5% and 15%, respectively, of the membership units of Mari Holdings Metropolis, LLC, one of the Company's majority-owned subsidiaries. These membership units were purchased from the previous minority interest-holder, and accordingly, the percentage of this majority-owned subsidiary held by noncontrolling interests remains unchanged. During the three months ended June 30, 2025, this majority-owned subsidiary recorded distributions of approximately $2,000 and $6,000 to the CEO and COO, respectively. During the six months ended June 30 2025, this majority-owned subsidiary recorded distributions of approximately $5,000 and $15,000 to the CEO and COO, respectively. During both the three- and six-month periods ended June 30, 2024, this majority-owned subsidiary recorded distributions of $3,250 and $9,750 to the CEO and COO, respectively.

At June 30, 2025 and December 31, 2024, the Company had an outstanding accounts payable balance of approximately $240,000 and $251,000, respectively, primarily in connection with fixed assets purchased from a third-party company in which the CEO has a controlling interest. The Company assumed approximately $35,000 of accounts payable to that company as part of the FSC Acquisition. The Company also assumed an accounts payable amount of $21,000 from FSC to a second company in which the CEO has a controlling interest. These assumed liabilities related to cash advances to FSC in periods prior to the FSC Acquisition Date.

At June 30, 2025, the Company’s mortgages with Bank of New England and DSB were personally guaranteed by the CEO.

(17) INCOME TAXES

The following table summarizes the Company's income tax provision and effective tax rates for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Loss before income taxes	$(579)	$(773)	$(3,168)	$(375)
Income tax provision	$691	$866	$3,522	$2,556
Effective tax rate	(119)%	(112)%	(111)%	(682)%

The effective tax rates for the three and six months ended June 30, 2025 and 2024 were calculated using the discrete method based on the Company's period-to-date results adjusted for permanent and temporary differences.

Due to its cannabis operations, the Company is subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended ("IRC") Section 280E under which the Company is only allowed to deduct expenses directly related to cost of goods sold of cannabis products. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. As a result, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.

During the three months ended June 30, 2025, the Company effectively settled an audit with the U.S. Internal Revenue Service for the tax period ended December 31, 2022. As a result, the Company recognized a tax benefit of $1.7 million in connection with the release of an uncertain tax position reserve.

In June 2025, the IRS filed a lien against the Company in connection with an approximate $6 million 2023 alleged tax liability. The Company is disputing the assessment through a Collection Due Process (“CDP”) Hearing and pursuing a resolution, including potential reduction or collection alternatives. While the matter is pending, IRS enforcement is generally stayed. Although the liability is fully accrued in the accompanying condensed consolidated financial statements, an unfavorable outcome could materially impact the Company’s operations and financial position.

(18) COMMITMENTS AND CONTINGENCIES

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

(19) SUBSEQUENT EVENTS

Entry Into a Management Services and Licensing Agreement

On July 30, 2025, the Company entered into a Management Services Agreement ("MSA") with Standard Farms, LLC ("Standard Farms"), a wholly-owned subsidiary of TILT Holdings ("TILT"). Under the terms of the MSA, which is effective on September 1, 2025, the Company will assume the day-to-day management of TILT's Standard Farms cultivation and processing facility in White Haven, Pennsylvania. These management services include oversight of Standard Farms' budgeting, financial planning, compliance with applicable laws and quality management. In addition, pursuant to a licensing arrangement with the Company, upon regulatory approval, Standard Farms intends to produce and distribute MariMed's brands in Pennsylvania.

Equity Transactions

Subsequent to June 30, 2025, the Company issued an aggregate of 302,900 net shares of common stock upon the settlement of RSUs that vested prior to the filing of this report.

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

We completed the acquisition of First State Compassion Center ("FSC"), the leading cannabis operator in Delaware, effective March 1, 2025 (the "FSC Acquisition Date"). Prior to its acquisition by us (the "FSC Acquisition"), FSC had been our managed services client. The financial results of FSC are included in our condensed consolidated financial statements for the periods subsequent to the FSC Acquisition Date.

We completed two acquisitions in the year ended December 31, 2024, which we accounted for as asset purchases. On April 9, 2024, we acquired 100% of the membership interests of Allgreens Dispensary, LLC ("Allgreens"), which held a conditional adult-use cannabis dispensary license in Illinois. On April 5, 2024, we acquired 100% of the membership interests of Our Community Wellness & Compassionate Care Center, Inc. ("MedLeaf"), which held a retail dispensary license in Maryland. The MedLeaf dispensary had ceased operations since July 1, 2023, but we reopened it on August 19, 2024, upon receiving regulatory approval to commence adult use retail sales.

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

Results of Operations

Three and six months ended June 30, 2025 and 2024

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

Revenue for the three and six months ended June 30, 2025 and 2024 was comprised of the following (in thousands):

			Increase (decrease) from prior year
	2025	2024	$	%
Three months ended June 30,
Product sales - retail	$22,439	$23,623	$(1,184)	(5.0)%
Product sales - wholesale	17,131	15,868	1,263	8.0%
Other revenue	41	947	(906)	(95.7)%
Total revenue	$39,611	$40,438	$(827)	(2.0)%

Six months ended June 30,
Product sales - retail	$43,218	$45,969	$(2,751)	(6.0)%
Product sales - wholesale	33,917	30,373	3,544	11.7%
Total other revenue	431	2,029	(1,598)	(78.8)%
Total revenue	$77,566	$78,371	$(805)	(1.0)%

Our total revenue for both the three and six months ended June 30, 2025 decreased by $0.8 million compared to the same prior year periods.

Our product sales increased by $0.1 million and $0.8 million in the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, respectively. Decreases in retail sales were more than offset by increases in wholesale sales in each of the three and six month periods ended June 30, 2025, compared to the same prior year periods. The decreases in retail sales in both current periods were primarily attributable to lower sales in certain of our dispensaries in Illinois, Massachusetts and Maryland. These decreases were partially offset by higher sales in our other dispensaries in Maryland, Massachusetts and Ohio, as well as the inclusion of retail revenue from FSC for the period since the FSC Acquisition Date. The increases in our wholesale revenue were primarily attributable to higher wholesale revenue in Maryland, Illinois, Missouri and Delaware, partially offset by a decline in wholesale revenue in Massachusetts. The decreases in total other revenue in the three and six months ended June 30, 2025 compared to the same prior year periods were primarily attributable to lower other revenue due to the cessation of revenue recognition from management fees, rental income and other components of other income, effective as of the FSC Acquisition Date.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue represents the direct costs associated with the generation of our revenue, including licensing, packaging, supply procurement, manufacturing, supplies, depreciation, amortization of acquired intangible assets, and other product-related costs.

Our cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	2025	2024	$	%
Three months ended June 30,
Cost of revenue	$23,579	$23,529	$50	0.2%
Gross profit	$16,032	$16,909	$(877)	(5.2)%
Gross margin	40.5%	41.8%

Six months ended June 30,
Cost of revenue	$46,396	$44,990	$1,406	3.1%
Gross profit	$31,170	$33,381	$(2,211)	(6.6)%
Gross margin	40.2%	42.6%

Our cost of revenue increased nominally in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Our cost of revenue increased by $1.4 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to higher employee-related, facilities and related expenses, partially offset by lower inventory-related expenses. The increases in employee-related, facilities and related expenses were primarily due to our increased headcount in connection with our recent acquisitions and expanded footprint.

Operating Expenses

Our operating expenses are comprised of personnel, marketing and promotion, general and administrative, acquisition-related and other, and bad debt expenses. Our operating expenses for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	2025	2024	$	%
Three months ended June 30,
Personnel	$7,392	$6,958	$434	6.2%
Marketing and promotion	761	1,856	(1,095)	(59.0)%
General and administrative	6,343	6,804	(461)	(6.8)%
Acquisition-related and other	139	350	(211)	(60.3)%
Bad debt	256	(15)	271	(1,806.7%)
	$14,891	$15,953	$(1,062)	(6.7)%

Six months ended June 30,
Personnel	$14,733	$13,423	$1,310	9.8%
Marketing and promotion	1,659	3,618	(1,959)	(54.1)%
General and administrative	12,593	12,944	(351)	(2.7)%
Acquisition-related and other	251	434	(183)	(42.2)%
Bad debt	1,644	(15)	1,659	(11,060.0%)
	$30,880	$30,404	$476	1.6%

The increases in our personnel expenses in both the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 were primarily due to the increased headcount to support our acquisitions and resulting additional facilities and presence. Personnel costs increased to approximately 19% of revenue in each of the three and six months ended June 30, 2025, compared to approximately 17% of revenue in each of the three and six months ended June 30, 2024.

The decreases in our marketing and promotion expenses in each of the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 were primarily attributable to our planned reductions to these expenditures; however, we continue to focus on judicious marketing initiatives that expand the branding and distribution of our licensed products.

The increases in our general and administrative expenses in each of the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 were primarily attributable to higher facilities, stock-based compensation and insurance expenses. These increases were largely offset by decreases in certain other general and administrative expenses, such as professional fees, travel and entertainment, and depreciation.

Acquisition-related and other expenses include those expenses related to acquisitive activities and other significant transactions that we would otherwise not have incurred, and include professional and services fees, such as legal, audit, consulting, paying agent and other fees. Our acquisition-related and other expense in each of the three and six months ended June 30, 2025 primarily related to the FSC Acquisition and other acquisitive activities. Our acquisition-related and other expense in the three and six months ended June 30, 2024 primarily related to the acquisitions of MedLeaf and Allgreens, which were both consummated in April 2024, and non-cash expense for warrants to purchase our common stock issued to an entity in consideration for introductory and other services rendered in connection with certain funding and acquisitive transactions.

We recorded $0.2 million and $1.6 million of bad debt expense in the three and six months ended June 30, 2025, respectively. The six-month amount included $1.5 million of expense to fully reserve amounts due from two credit card service providers (the "Service Provider Receivables") and $0.1 million of expense to reserve for certain trade receivable accounts. Of the $1.5 million of Service Provider Receivables, $1.3 million and the related reserve were included as components of Other assets and $0.2 million and the related reserve were included as components of Accounts Receivable in the condensed consolidated balance sheet at June 30, 2025. At December 31, 2024, the Service Provider Receivables were included as components of Cash. We recorded a nominal credit to bad debt expense in each of the three and six months ended June 30, 2024.

Interest

Interest expense primarily relates to interest on mortgages and notes payable, as well as the CREM Loan (described below). Interest income primarily relates to our notes receivable.

Our net interest expense increased nominally in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, and increased $0.2 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. These increases were primarily due to the interest on additional finance leases and the refinancing of one of our mortgages.

Other Expense, Net

We recorded net other income of approximately $17,000 in each of the three and six months ended June 30, 2025 in connection with gains on the disposal of assets. We recorded net other expense of approximately $30,000 and $50,000 in the three and six months ended June 30, 2024, respectively, primarily related to changes in the fair value of investments.

Income Tax Provision

We recorded income tax provisions of $0.7 million and $3.5 million in the three and six months ended June 30, 2025, respectively, and $0.9 million and $2.6 million in the three and six months ended June 30, 2024, respectively.

We are subject to income taxes in the jurisdictions in which we operate, and consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As we operate in the federally illegal cannabis industry, we are subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (“IRC”) Section 280E, under which taxpayers are only allowed to deduct expenses directly related to cost of goods sold of cannabis products. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and a higher effective tax rate than most industries. As a result, our effective tax rate can be highly variable and may not necessarily correlate to pre-tax income or loss.

In June 2025, the IRS filed a lien against us in connection with an approximate $6 million 2023 alleged tax liability. We are disputing the assessment through a Collection Due Process (“CDP”) Hearing and pursuing a resolution, including potential reduction or collection alternatives. While the matter is pending, IRS enforcement is generally stayed. Although the liability is fully accrued in the accompanying condensed consolidated financial statements, an unfavorable outcome could materially impact our operations and financial position.

Liquidity and Capital Resources

We had cash and cash equivalents of $6.1 million and $7.3 million at June 30, 2025 and December 31, 2024, respectively. In addition to the discussions below of our cash flows from operating, investing, and financing activities, please also see our discussion of non-GAAP Adjusted EBITDA in the section “Non-GAAP Measurement” below, which discusses an additional financial measure not defined by GAAP which our management also uses to measure our liquidity.

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

The CREM Lender initially released $52.8 million to the CREM Borrowers (the "Initial CREM Distribution"), with the remaining proceeds of $5.9 million placed into in escrow to complete the expansion of our Hagerstown, Maryland cultivation facility (the "Hagerstown Facility"). Any unused proceeds would be released to us after completion of the Hagerstown Facility expansion. We used $46.8 million of the Initial CREM Distribution to fully repay certain of our outstanding debt obligations. These payments were comprised of $32.7 million to repay the previous term loan with Chicago Atlantic Admin, LLC, $11.9 million to repay the mortgage with Bank of New England for our New Bedford, MA and Middleborough, MA properties (the "BNE Mortgage"), and $2.2 million to reduce the outstanding balance of the note we issued in connection with the 2023 acquisition of Ermont, Inc. in Quincy, Massachusetts. Concurrent with the repayment of the BNE Mortgage, we refinanced these properties through the CREM Loan and accordingly, effective November 16, 2023, the mortgage on these properties is held by the CREM Lender, which mortgage matures in 2033 and which outstanding amount is included as a component of the CREM Loan amount in our consolidated balance sheets at June 30, 2025 and December 31, 2024.

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

Our operating activities provided $1.6 million and $6.4 million of cash in the six months ended June 30, 2025 and 2024, respectively. The change in cash from operating activities in the current year period compared to the prior year was primarily attributable to higher personnel costs and operating expenses arising from expanding our geographic presence. These higher costs primarily relate to personnel, cultivation/manufacturing and facility expenses.

Cash Flows from Investing Activities

Our investing activities used $0.7 million and $13.8 million of cash in the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we used $0.6 million of cash for capital expenditures and $0.4 million in the aggregate for advances toward future business acquisitions and purchases and renewals of cannabis licenses. These amounts were partially offset by $0.2 million of cash acquired in connection with the FSC Acquisition and approximately $26,000 of proceeds from notes receivable. During the six months ended June 30, 2024, we used $8.3 million of cash for capital expenditures, $4.3 million in the aggregate for purchase consideration in connection with the MedLeaf Acquisition and Allgreens Acquisition, $0.6 million for purchases and renewals of cannabis licenses and $0.5 million for advances toward future business acquisitions.

Cash Flows from Financing Activities

Our financing activities used $2.1 million of cash in the six months ended June 30, 2025 and provided $3.0 million of cash in the six months ended June 30, 2024. During the six months ended June 30, 2025, we made $4.0 million of aggregate principal payments on our outstanding mortgages, promissory notes and finance leases and made approximately $81,000 of distribution payments. We received $2.0 million from the refinancing of the mortgage on one of our facilities in Illinois, of which we used $0.7 million of proceeds to retire the previous mortgage on this facility, which amount is included in the aggregate principal payments discussed above. During the six months ended June 30, 2024, we received $2.9 million of additional proceeds from the CREM Loan (described above) and $1.2 million of proceeds from the refinancing of our retail facility in Mt. Vernon, Illinois. We made $1.1 million of aggregate principal payments on our outstanding mortgages, promissory notes and finance leases, and approximately $83,000 of distribution payments.

Based on our current expectations, we believe our current cash and future funding opportunities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at June 30, 2025, and our ability to raise additional cash through financing activities. Our contractual obligations at June 30, 2025 were primarily comprised of our outstanding CREM Loan, mortgages, promissory notes, and operating and finance leases. Our CREM Loan, mortgage and promissory note obligations totaled approximately $74 million at June 30, 2025.

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

Reconciliation of Income from Operations to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles income from operations to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
GAAP Income from operations	$1,141	$956	$290	$2,977
Depreciation and amortization of property and equipment	2,114	2,008	3,921	3,946
Amortization of acquired intangible assets	969	809	1,918	1,183
Stock-based compensation	549	248	1,096	492
Acquisition-related and other	139	350	251	434
Adjusted EBITDA	$4,912	$4,371	$7,476	$9,032

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2025 (the “Evaluation Date”). Based upon that evaluation, the Company's management concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There has been no material change to the status of the Company’s previously reported legal proceedings.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information contained in this item pursuant to Regulation S-K. However, information regarding the Company’s risk factors appears in Part I, Item 1A. of its Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"). These risk factors describe some of the assumptions, risks, uncertainties, and other factors that could adversely affect the Company’s business or that could otherwise result in changes that differ materially from management’s expectations. There have been no material changes to the risk factors contained in the Annual Report except as follows.

If we fail to comply with the continued listing standards of the OTCQX tier of the OTC Markets Group, our common stock could be removed from the OTCQX marketplace. Any such removal could materially and adversely impact the market value and liquidity of our common stock.

The continued listing of our common stock on the OTCQX is contingent on our compliance with the continued listing standards of the OTCQX. To maintain our listing, (i) our common stock must maintain a minimum bid price of $0.10 per share as of the close of business for at least one of every 30 consecutive calendar days; (ii) we must maintain current and adequate public disclosure; (iii) we must adhere to certain corporate governance standards, including having a board of directors that includes at least two independent directors and maintain an Audit Committee, a majority of the members of which are independent directors; (iv) we must continue to meet certain financial metrics, including a market capitalization of at least $5 million for at least one of every 30 consecutive calendar days; and (v) our common stock must be quoted by a minimum of two (2) market makers. There is no assurance that we will remain in compliance with these standards. On June 10, 2025, the OTC Markets Group notified us of our non-compliance with the minimum bid price requirement, thereby triggering a discretionary cure period. To regain compliance, we must maintain a bid price of at least $0.10 per share for a minimum of 10 consecutive trading days by September 8, 2025.

If we are unable to regain compliance within the applicable period, the OTC Markets Group may remove our common stock from the OTCQX and downgrade us to a lower-tier market, such as the OTCQB or Pink Open Market. Such a downgrade could likely impair our ability to raise additional financing, reduce the visibility and liquidity of our stock, and limit our access to institutional investors and business opportunities. In addition, delisting could adversely affect our strategic flexibility and result in reduced analyst coverage, and impact employee morale and recruitment.

As a cannabis business, the IRS takes the view that we are subject to certain tax deduction limitations that may have a material adverse effect on our business, financial condition and results of operations.

Under Section 280E of the Code, “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by Federal law or the law of any state in which such trade or business is conducted.” The IRS has interpreted this provision to apply to cannabis operations, prohibiting cannabis operators such as us, from deducting expenses directly associated with cannabis businesses. Section 280E and related IRS enforcement activity has had a significant impact on the operations of cannabis companies. As a result, an otherwise profitable business may, in fact, operate at a loss, after taking into account its United States income tax expenses. The Company has taken a position that it may deduct certain ordinary and necessary business expenses and that such the deductibility of such expenses is not limited to the application of Section 280E of the Code.

The IRS has asserted against various state-legal cannabis businesses in the U.S that Section 280E applies to limit deductions for such businesses. Although the IRS has clarified its position by allowing the deduction of certain expenses, the IRS has interpreted this allowance very narrowly, deeming substantial other customary operating and general administrative costs as non-deductible. While there are currently several pending cases before various administrative and federal courts challenging the applicability of Section 280E, there is no guarantee that these administrative and/or federal courts will issue an interpretation of Section 280E that aligns with our position or that is otherwise favorable to the cannabis industry.

The IRS’s interpretations of Section 280E of the Code substantially limits our ability to deduct certain expenses from our federal taxable income for U.S. tax purposes.

If the IRS determined, and courts upheld that Section 280E does apply to restrict our deduction of business expenses, our U.S. federal taxable income would likely exceed our actual profits, and the IRS would likely continue to apply Section 280E to us indefinitely. This result may change if cannabis is rescheduled as a Schedule III substance under the CSA or if federal legislation affects Section 280E. We cannot predict whether such rescheduling or federal legislation will occur within a given timeframe or at all, and thus cannot predict the future applicability or effect of Section 280E on our business operations and financial position.

The Company may face enforcement actions by tax authorities if there are disagreements over the deductibility of operating expenses, particularly in areas subject to complex or evolving regulations.

In June 2025, the IRS filed a lien against us in connection with an approximate $6 million 2023 alleged tax liability. We have filed a Collection Due Process (“CDP”) Hearing Request to challenge the IRS’s enforcement of the assessed 2023 federal income tax liability, and we shall be seeking to reduce the liability to the extent possible, and negotiate a collection alternative. We are currently working our way through the administrative process and, if necessary, intend to initiate Tax Court litigation. Pending final resolution of this CDP Hearing, with limited exceptions, while the matter is in dispute, the IRS is prohibited from enforcing its administrative levy rights. Although the liability is fully accrued in the accompanying condensed consolidated financial statements, if we do not ultimately prevail and the IRS initiates collection enforcement proceedings without the benefit of a collection alternative, it could have a material adverse impact on our ability to operate. In addition, the filing of the tax lien may have a material adverse impact on our business operations and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, the Company issued unregistered securities as described below:

•10,686 shares of restricted common stock with an aggregate fair value of approximately $800 issued under a royalty agreement.

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
__________________
* Filed herewith.
** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2025

MARIMED INC.

By:	/s/ Mario Pinho
Mario Pinho
Chief Financial Officer (Principal Financial Officer)