Form 10-Q
period 2025-09-30
MARIMED INC.
filed 2025-11-06
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, 395,073,625 shares of the registrant’s common stock were outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MariMed Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$6,596	$7,282
Accounts receivable, net of allowances of $225 and $255 at September 30, 2025 and December 31, 2024, respectively	7,955	8,742
Inventory	40,040	33,488
Deferred rents receivable	—	556
Notes receivable, current portion	866	52
Other current assets	4,636	3,389
Total current assets	60,093	53,509
Property and equipment, net	91,253	94,167
Intangible assets, net	18,019	18,639
Goodwill	22,655	15,812
Notes receivable, net of current portion	—	840
Operating lease right-of-use assets	7,973	8,730
Finance lease right-of-use assets	4,551	4,073
Other assets	1,055	11,219
Total assets	$205,599	$206,989

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Mortgages and notes payable, current portion	$2,323	$5,126
Accounts payable	11,241	13,189
Accrued expenses and other	9,026	4,435
Deferred revenue	1,654	1,329
Income taxes payable	28,133	21,922
Operating lease liabilities, current portion	1,982	1,988
Finance lease liabilities, current portion	2,225	2,018
Total current liabilities	56,584	50,007
Mortgages and notes payable, net of current portion	70,863	69,860
Operating lease liabilities, net of current portion	6,833	7,549

MariMed Inc.
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Finance lease liabilities, net of current portion	2,173	1,926
Other liabilities	100	100
Total liabilities	136,553	129,442

Commitments and contingencies

Mezzanine equity
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at September 30, 2025 and December 31, 2024	14,725	14,725
Series C convertible preferred stock $0.001 par value; 12,432,432 shares authorized; zero and 1,155,274 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	4,275
Total mezzanine equity	14,725	19,000

Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 32,659,235 shares authorized; zero shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 394,452,517 and 381,476,581 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	394	381
Additional paid-in capital	179,057	173,366
Accumulated deficit	(123,301)	(113,448)
Noncontrolling interests	(1,829)	(1,752)
Total stockholders’ equity	54,321	58,547
Total liabilities, mezzanine equity and stockholders’ equity	$205,599	$206,989

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$40,764	$40,595	$118,176	$118,760
Cost of revenue	24,401	23,813	70,797	68,803
Gross profit	16,363	16,782	47,379	49,957

Operating expenses:
Personnel	7,028	7,255	21,761	20,678
Marketing and promotion	1,121	1,827	2,810	5,484
General and administrative	6,592	6,100	19,185	19,044
Acquisition-related and other	145	371	396	805
Bad debt	(122)	(116)	1,522	(131)
Total operating expenses	14,764	15,437	45,674	45,880

Income from operations	1,599	1,345	1,705	4,077

Interest and other (expense) income:
Interest expense	(1,825)	(1,705)	(5,349)	(5,058)
Interest income	25	25	74	76
Other income (expense), net	19	—	36	(50)
Total interest and other expense, net	(1,781)	(1,680)	(5,239)	(5,032)

Loss before income taxes	(182)	(335)	(3,534)	(955)
Provision for income taxes	2,759	655	6,281	3,211

Net loss	(2,941)	(990)	(9,815)	(4,166)
Less: Net income attributable to noncontrolling interests	7	16	38	34
Net loss attributable to common stockholders	$(2,948)	$(1,006)	$(9,853)	$(4,200)

Net loss per share attributable to common stockholders:
Basic	$(0.01)	$(0.00)	$(0.03)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average common shares outstanding:
Basic	392,613	380,599	388,394	378,449
Diluted	392,613	380,599	388,394	378,449

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Nine months ended September 30, 2025
	Common stock		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value
Balances at January 1, 2025	381,476,581	$381	$173,366	$(113,448)	$(1,752)	$58,547
Release of shares under stock grants	1,525,265	2	(2)	—	—	—
Shares of newly vested common stock surrendered to the Company to satisfy tax withholding obligations	(108,161)	—	(9)	—	—	(9)
Conversion of preferred stock to common stock	5,776,370	6	4,269	—	—	4,275
Common stock issued under licensing agreement	9,015	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	(58)	(58)
Stock-based compensation	—	—	547	—	—	547
Net (loss) income	—	—	—	(5,511)	32	(5,479)
Balances at March 31, 2025	388,679,070	$389	178,172	(118,959)	(1,778)	57,824
Release of shares under stock grants	3,568,940	3	(3)	—	—	—
Shares of newly vested common stock surrendered to the Company to satisfy tax withholding obligations	(251,631)	—	(21)	—	—	(21)
Common stock issued under licensing agreement	10,686	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	(23)	(23)
Stock-based compensation	—	—	549	—	—	549
Net loss	—	—	—	(1,394)	(1)	(1,395)
Balances at June 30, 2025	392,007,065	392	178,698	(120,353)	(1,802)	56,935
Release of shares under stock grants	2,599,549	2	(2)	—	—	—
Shares of newly vested common stock surrendered to the Company to satisfy tax withholding obligations	(161,145)	—	(22)	—	—	(22)
Common stock issued under licensing agreement	7,048	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	(34)	(34)
Stock-based compensation	—	—	382	—	—	382
Net (loss) income	—	—	—	(2,948)	7	(2,941)
Balances at September 30, 2025	394,452,517	$394	$179,057	$(123,301)	$(1,829)	$54,321

MariMed Inc.
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in thousands, except share amounts)
(unaudited)

	Nine months ended September 30, 2024
	Common stock		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value
Balances at January 1, 2024	375,126,352	$375	$171,144	$(100,981)	$(1,650)	$68,888
Release of shares under stock grants	335,300	—	—	—	—	—
Common stock issued under licensing agreement	3,614	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	(46)	(46)
Stock-based compensation	—	—	244	—	—	244
Net loss (income)	—	—	—	(1,403)	6	(1,397)
Balances at March 31, 2024	375,465,266	375	171,389	(102,384)	(1,690)	67,690
Release of shares under stock grants	950,707	1	(1)	—	—	—
Shares as purchase consideration - business combination	3,917,267	4	987	—	—	991
Standalone warrants issued as payment for services	—	—	218	—	—	218
Common stock issued under licensing agreement	5,550	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	(37)	(37)
Stock-based compensation	—	—	248	—	—	248
Net (loss) income	—	—	—	(1,791)	12	(1,779)
Balances at June 30, 2024	380,338,790	$380	$172,842	$(104,175)	$(1,715)	$67,332
Release of shares under stock grants	719,462	1	(1)	—	—	—
Shares of newly vested common stock surrendered to the Company to satisfy tax withholding obligations	(85,071)	—	(15)	—	—	(15)
Common stock issued under licensing agreement	19,205	—	5	—	—	5
Distributions to non-controlling interests	—	—	—	—	(37)	(37)
Stock-based compensation	—	—	280	—	—	280
Net loss (income)	—	—	—	(1,006)	16	(990)
Balances at September 30, 2024	380,992,386	$381	$173,111	$(105,181)	$(1,736)	$66,575

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss attributable to common stockholders	$(9,853)	$(4,200)
Net income attributable to noncontrolling interests	38	34
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of property and equipment	6,036	5,749
Amortization of intangible assets	2,592	2,065
Stock-based compensation	1,478	772
Amortization of warrants issued as payment for services received	—	218
Amortization of debt discount	339	265
Amortization of debt issuance costs	54	55
Payment-in-kind interest	30	151
Bad debt expense (income)	1,522	(131)
Obligations settled with common stock	3	7
Loss (gain) on disposal of assets	245	(20)
Loss on changes in fair value of investments	—	145
Changes in operating assets and liabilities:
Accounts receivable, net	973	9
Deferred rents receivable	12	55
Inventory	(2,933)	(9,669)
Other current assets	(270)	404
Other assets	(2,707)	1,434
Accounts payable	(2,690)	4,220
Accrued expenses and other	2,903	2,786
Deferred revenue	283	240
Income taxes payable	6,211	2,609
Net cash provided by operating activities	4,266	7,198

Cash flows from investing activities:
Purchases of property and equipment	(1,134)	(10,902)
Business combinations, net of cash acquired, and asset purchases	231	(4,250)
Advances toward future business combinations and asset purchases	(50)	—
Purchases and renewals of cannabis licenses	(301)	(663)
Proceeds from notes receivable	26	13
Return on investment	—	44
Proceeds from disposal of assets	45	22
Due from third party	—	(197)
Net cash used in investing activities	(1,183)	(15,933)

MariMed Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2025	2024

Cash flows from financing activities:
Proceeds from Construction to Permanent Commercial Real Estate Mortgage Loan	—	5,077
Proceeds from mortgages	2,000	1,163
Payment of third-party debt issuance costs in connection with debt	(9)	—
Principal payments of mortgages	(1,105)	(207)
Repayment and retirement of mortgages	(689)	—
Principal payments of promissory notes	(2,876)	(783)
Principal payments of finance leases	(975)	(1,252)
Distributions	(115)	(120)
Net cash (used in) provided by financing activities	(3,769)	3,878

Net decrease in cash and cash equivalents	(686)	(4,857)
Cash and equivalents, beginning of year	7,282	14,645
Cash and cash equivalents, end of period	$6,596	$9,788

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,193	$4,901
Cash paid for income taxes	$72	$877

Non-cash activities:
Common stock issued as purchase consideration	$—	$991
Present value of promissory notes issued as purchase consideration	$—	$3,000
Notes payable issued to purchase property and equipment	$447	$396
Entry into new finance leases	$1,264	$2,816
Write-off of finance leases		$(1,112)
Conversion of preferred stock to common stock	$4,275	$15
Return of stock to the Company in connection with withholding taxes	$52	$—
Adjustment to purchase price allocation to reclassify certain acquired intangible assets to goodwill	$—	$3,819

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

Certain reclassifications have been made to the previously issued financial statements to conform to the current period presentation.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements in the Annual Report. There were no material changes to the Company's significant accounting policies during the nine-month period ended September 30, 2025.

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

The Company had $0.3 million of cash held in escrow at each of September 30, 2025 and December 31, 2024, respectively.

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

Bad Debt Expense

The Company recorded $0.1 million of credits to bad debt expense and $1.5 million of bad debt expense in the three and nine months ended September 30, 2025, respectively. The nine-month amount included $1.5 million of expense to fully reserve amounts due from two credit card service providers (the "Service Provider Receivables"). Of the $1.5 million of Service Provider Receivables, $1.3 million and the related reserve were included as components of Other assets and $0.2 million and the related reserve were included as components of Accounts Receivable in the condensed consolidated balance sheet at September 30, 2025. At December 31, 2024, the Service Provider Receivables were included as components of Cash. The Company recorded $0.1 million of credits to bad debt expense in each of the three and nine months ended September 30, 2024.

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

The Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2025 included revenue of $3.9 million and $7.1 million, respectively, and $2.4 million and $0.8 million of net income, respectively, attributable to FSC for the periods since the FSC Acquisition Date.

The FSC Acquisition has been accounted for as a business combination. During the three months ended September 30, 2025, the Company recorded reductions of $0.2 million to current assets, net of cash acquired, $0.6 million to the tradenames and trademarks intangible asset and $1.4 million to the customer base intangible asset, and an increase of $0.4 million to assumed accrued expenses. These amounts were offset by an increase of $2.6 million to goodwill. A summary of the preliminary allocation of the FSC Consideration to the acquired and identifiable intangible assets as of September 30, 2025 is as follows (in thousands):

Fair value of consideration transferred:
Release of FSC obligation to the Company under the Omnibus Agreement	$11,401
Less cash acquired	(231)
Total fair value of consideration	$11,170

Fair value of assets acquired and (liabilities assumed):
Current assets, net of cash acquired	$3,952
Property and equipment	1,104
Intangible assets:
Tradename and trademarks	570
Customer base	1,402
Goodwill	6,843
Other assets	5
Current liabilities	(2,706)
Fair value of net assets acquired	$11,170

The Company is amortizing the identifiable intangible assets arising from the FSC Acquisition in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 5.84 years (see Note 8). Goodwill results from assets not separately identifiable as part of the transaction and is not deductible for tax purposes.

The following unaudited pro forma information presents the condensed combined results of MariMed and FSC for the three and nine months ended September 30, 2025 and 2024 as if the FSC Acquisition had been completed on January 1, 2024, with adjustments to give effect to pro forma events that are directly attributable to the FSC Acquisition. These pro forma adjustments include amortization of acquired intangibles arising from the FSC Acquisition, the reversal of income recognized by MariMed attributable to FSC as its managed client, and the reversal of expense recorded by FSC in connection with its management agreement with MariMed.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of MariMed and FSC. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results that would have been achieved had the FSC Acquisition occurred on January 1, 2024, nor are they intended to represent or be indicative of future results of operations. These unaudited pro forma results for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)
Revenue	$40,764	$42,730	$119,344	$124,994
Net loss	$(4,036)	$(1,440)	$(15,093)	$(6,745)

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

Pursuant to the MedLeaf Agreement, total purchase consideration was $5.25 million, comprised of $2.0 million of cash with adjustments to reflect amounts owed to the Company by the sellers of MedLeaf (the "MedLeaf Sellers"), a $2.0 million promissory note (the "MedLeaf Note"), and shares of the Company's common stock, valued at $1.25 million, with such number of shares calculated using the volume weighted average price based on the ten trading day period ending on the P&S Date. The Company made cash payments aggregating $0.5 million through the P&S Date, which funds were deposited into escrow. On the MedLeaf Acquisition Date, the escrowed funds were released, the outstanding cash balance was paid and the MedLeaf Note and 3.9 million shares of the Company's common stock were issued. The MedLeaf Note bore interest at a rate of 8.0% per annum and was scheduled to mature on October 5, 2025. It called for six equal quarterly payments beginning on July 5, 2024. The Company made the final payment in September 2025, satisfying the MedLeaf Note in full.

The Company has allocated the purchase price to its licenses intangible asset, with an estimated useful life of 10 years (see Note 8).

Disposition of Missouri Operations and Exit from Pending Transaction

Robust Missouri Process and Manufacturing, LLC ("Robust")

In September 2022, the Company entered into an agreement to acquire 100% of the membership interests in Robust Missouri Processing and Manufacturing 1, LLC, a Missouri wholesale and cultivator ("Robust"), for $700,000 in cash (the "Robust Agreement"). Completion of the acquisition was dependent upon obtaining all requisite approvals from the Missouri Department of Health and Senior Services. In August 2024, the State of Missouri approved a facility license to conduct business, but had not yet approved the application to transfer the license from Robust to the Company (the "License Transfer"). The Company was conducting business under a managed service agreement until the final approval of the License Transfer. Pursuant to the Robust Agreement, the Company made an initial advance payment of $350,000, with the balance due at closing, which was to occur upon the State of Missouri's approval of the License Transfer.

On October 28, 2025, the Company announced that it had completed a strategic review of its Missouri business operations and had decided to exit that market, effective that day. For additional information, please see Note 19.

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Weighted average shares outstanding - basic	392,613	380,599	388,394	378,449
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding - diluted	392,613	380,599	388,394	378,449

(4) INVENTORY

Inventory at September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Plants	$7,606	$10,600
Ingredients and other raw materials	9,505	7,785
Work-in-process	12,172	4,759
Finished goods	10,757	10,344
	$40,040	$33,488

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

The Company received rental payments and recognized rental income of $0.2 million in the nine months ended September 30, 2025, all of which was recorded in the three months ended March 31, 2025. The Company received rental payments aggregating $0.3 million and $0.9 million in the three and nine months ended September 30, 2024, respectively. These payments were recognized as revenue on a straight-line basis.

(6) NOTE RECEIVABLE AND OMNIBUS AGREEMENT

Note Receivable

At September 30, 2025 and December 31, 2024, the Company had a note receivable from Healer LLC, an entity that provides cannabis education, dosage programs and products developed by Dr. Dustin Sulak ("Healer"), of approximately $866,000 and $892,000, respectively. The note bears interest at 6% per annum and requires quarterly payments of interest through the April 2026 maturity date. As of September 30, 2025, all interest payments were current. The Company has the right to offset any licensing fees payable by the Company to Healer in the event Healer fails to make any payment when due.

Omnibus Agreement

The amount due under the Omnibus Agreement, which was included as a component of Other assets in the condensed consolidated balance sheet at December 31, 2024, was treated as purchase consideration in connection with the FSC Acquisition (see Note 2).

(7) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net, at September 30, 2025 and December 31, 2024 was comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$6,151	$6,151
Buildings and building improvements	56,770	55,833
Tenant improvements	31,436	31,894
Furniture and fixtures	2,208	2,225
Machinery and equipment	19,582	19,629
Construction in progress	593	80
	116,740	115,812
Less: accumulated depreciation	(25,487)	(21,645)
Property and equipment, net	$91,253	$94,167

The Company recorded depreciation expense related to property and equipment of $2.1 million and $1.8 million in the three months ended September 30, 2025 and 2024, respectively, and $6.0 million and $5.7 million in each of the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, the Company wrote off property and equipment with an original cost aggregating $1.5 million, the majority of which was fully depreciated. The Company recognized a loss on these write-offs of $0.2 million.

(8) INTANGIBLE ASSETS AND GOODWILL

The Company’s acquired intangible assets at September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

September 30, 2025	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradenames and trademarks	5.64	$3,729	$3,084	$645
Licenses and customer base	8.68	23,955	6,581	17,374
Non-compete agreements	2.00	42	42	—
	8.23	$27,726	$9,707	$18,019

December 31, 2024	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradenames and trademarks	7.38	$3,159	$2,466	$693
Licenses and customer base	7.96	22,553	4,607	17,946
Non-compete agreements	2.00	42	42	—
	7.89	$25,754	$7,115	$18,639

Estimated future amortization expense for the Company’s intangible assets at September 30, 2025 was as follows:

Year ending December 31,
Remainder of 2025	$810
2026	2,961
2027	2,867
2028	2,709
2029	2,230
Thereafter	6,442
Total	$18,019

The changes in the carrying value of the Company’s goodwill in the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	2025	2024
Balance at January 1,	$15,812	$11,993
FSC Acquisition	6,843	—
Adjustments to Ermont purchase price allocation*	—	3,819
Balance at September 30,	$22,655	$15,812

* In connection with the finalization of the purchase price allocation in the first quarter of 2024 related to the 2023 acquisition of Ermont, Inc., the Company recorded reclassifications between its Tradenames and trademarks intangible asset, Licenses and customer base intangible asset, and Goodwill.

(9) DEBT

Mortgages and Notes Payable

The Company’s mortgages and notes payable are reported in the aggregate on the condensed consolidated balance sheets under the captions Mortgages and notes payable, current portion, and Mortgages and notes payable, net of current portion.

The Company’s mortgage and notes payable balances at September 30, 2025 and December 31, 2024 were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Construction to Permanent Commercial Real Estate Mortgage Loan ("CREM Loan"), net of debt discount of $1,405 and $1,460 at September 30, 2025 and December 31, 2024, respectively	$56,324	$57,136
Bank of New England - Wilmington, DE property	983	1,086
DuQuoin State Bank - Anna, IL and Harrisburg, IL properties	—	689
DuQuoin State Bank - Anna, IL and Harrisburg, IL properties (refinanced)	1,990	—
DuQuoin State Bank - Metropolis, IL property	2,372	2,427
DuQuoin State Bank - Mt. Vernon, IL property (retail)	1,111	1,139
Du Quoin State Bank - Mt. Vernon, IL property (grow and production)	2,829	2,872
Promissory note issued as purchase consideration - Ermont Acquisition, net of debt discount of $1,502 and $1,801 at September 30, 2025 and December 31, 2024, respectively	3,175	2,949
Promissory note issued as purchase consideration - Greenhouse Naturals Acquisition, net of debt discount of $526 and $567 at September 30, 2025 and December 31, 2024, respectively	3,522	3,791
Promissory notes issued as purchase consideration - MedLeaf Acquisition	—	1,377
Promissory note issued as purchase consideration - Allgreens Acquisition	—	1,000
Promissory note issued to purchase land	352	352
Promissory notes issued to purchase motor vehicles	196	168
Promissory note issued to purchase other machinery and equipment	332	—
Total mortgages and notes payable	73,186	74,986
Less: Mortgages and notes payable, current portion	(2,323)	(5,126)
Mortgages and notes payable, net of current portion	$70,863	$69,860

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

The Company incurred bank closing costs and third party costs (i.e., legal fees, etc.) aggregating $1.5 million in connection with the CREM Loan Transaction, which were recorded as a discount to the Loan Transaction (the "CREM Closing Costs Discount"), and which are being amortized to interest expense over the term of the CREM Loan Transaction. The Company recorded approximately $18,000 of interest amortization in each of the three months ended September 30, 2025 and 2024, and approximately $48,000 in each of the nine months ended September 30, 2025 and 2024 related to the CREM Closing Costs Discount.

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

During the nine months ended September 30, 2025, the Company made payments aggregating $4.6 million, comprised of $0.9 million of principal and $3.7 million of interest. During the nine months ended September 30, 2024, the Company received $5.1 million of the amount previously held back by the CREM Lender and made interest-only payments aggregating $4.0 million. The current portion of the outstanding principal balance of the CREM Loan was $1.2 million at each of September 30, 2025 and December 31, 2024.

Bank of New England (Wilmington, DE)

The Company maintains a mortgage with Bank of New England in connection with the 2016 purchase of a building in Wilmington, DE, which was developed into a cannabis seed to sale facility. The mortgage matures in 2031, with monthly principal and interest payments at a rate of 5.25% per annum, with the rate adjusting every five years to the then-prime rate plus 1.5%, with a floor of 5.25% per annum. The next interest rate adjustment will occur in September 2026. The current portion of the outstanding principal balance under this mortgage at September 30, 2025 and December 31, 2024 was approximately $146,000 and $140,000, respectively.

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

In May 2025, the Company refinanced this mortgage with DSB at a rate of 9.5% per annum (the "DSB Refinance Mortgage"). The DSB Refinance Mortgage matures in May 2045. The Company used $0.7 million of the proceeds from the DSB Refinance Mortgage to retire the DSB Original Mortgage. At September 30, 2025, the current portion of the outstanding principal balance under the DSB Refinance Mortgage was approximately $36,000.

DuQuoin State Bank (Metropolis, IL)

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, Illinois. In connection with this purchase, the Company entered into a loan and mortgage agreement with DSB in the amount of $2.7 million that matures in July 2041, and which currently bears interest at a rate of 11.25% per annum, which rate is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and holds the related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. The current portion of the outstanding principal balance of this mortgage at September 30, 2025 and December 31, 2024 was approximately $48,000 and $56,000, respectively.

DuQuoin State Bank (Mt. Vernon, IL)

In July 2022, Mari Holdings Mt Vernon LLC, a wholly owned subsidiary of the Company, entered into a $3.0 million loan and mortgage agreement with DSB secured by property owned by the Company in Mt. Vernon, Illinois, which it is developing into a grow and production facility. The mortgage has a 20-year term and currently bears interest at the rate of 11.25% per annum, subject to adjustment on each annual anniversary date to the Wall Street Journal U.S. Prime Rate (with an interest rate floor of 7.75%). The proceeds of the loan were utilized for the build-out of the property and for working capital purposes. The current portion of the outstanding principal balance of this mortgage was approximately $46,000 and $61,000 at September 30, 2025 and December 31, 2024, respectively.

DuQuoin State Bank (Mt. Vernon, IL)

In February 2020, the Company entered into a loan and mortgage agreement with South Porte Bank for the purchase and development of a property in Mt. Vernon, Illinois. Beginning in August 2021, pursuant to an amendment of the South Porte Bank Mortgage, the monthly payments of principal and interest aggregated approximately $6,000, with such payment amounts effective through June 2023, at which time all remaining principal, interest and fees were due. On May 26, 2023, the Company repaid the outstanding balance on this mortgage, which totaled approximately $778,000. In January 2024, the Company refinanced this property and entered into a $1.2 million loan and mortgage agreement with DSB. The mortgage has a 17-year term and bears interest at a rate of 9.50% per annum. The current portion of the outstanding principal balance of this mortgage was approximately $27,000 and $31,000 at September 30, 2025 and December 31, 2024, respectively.

Promissory Notes

Promissory Notes Issued as Purchase Consideration

Ermont

In connection with the March 9, 2023 acquisition of Ermont Inc., the Company issued a promissory note to the sellers in the principal amount of $7.0 million the ("Ermont Note"). The Ermont Note matures in March 2029, and bears interest at a rate of 6.0% per annum, with payments of interest-only for two years, and quarterly payments of principal and interest in arrears thereafter. The outstanding balance on the Ermont Note is subject to prepayment in full in the event the Company raises $75.0 million or more of equity capital. The Company recorded the Ermont Note at a present value of $4.6 million. This amount is net of the $2.4 million recorded as a debt discount, which is being accreted through the term of the Ermont Note to interest expense. As discussed above, on November 26, 2023, the Company used $2.2 million of the proceeds from the CREM Loan Transaction to reduce the outstanding balance of the Ermont Note. The difference between the face value of the Ermont Note and the present value recorded at the time of the Ermont Acquisition is being amortized to interest expense over the term of the Ermont Note. The fair value of the Ermont Note was $3.2 million and $2.9 million at September 30, 2025 and December 31, 2024, respectively. The current portion of the outstanding principal balance of the Ermont Note was $0.1 million and $0.5 million at September 30, 2025 and December 31, 2024, respectively.

Greenhouse Naturals LLC

In December 2022, the Company completed the acquisition from Greenhouse Naturals LLC of the assets associated with a cannabis dispensary in Beverly, Massachusetts (the "Beverly Dispensary"). In connection with this transaction, the Company issued a $5.0 million promissory note to the sellers, payable on a monthly basis as a percentage of the monthly gross sales of the Beverly Dispensary (the "Greenhouse Naturals Note"). The Company recorded $0.7 million as a debt discount, which is being accreted to interest expense through the term of the Greenhouse Naturals Note, which matures in July 2026. The fair value of the Greenhouse Naturals Note was $3.5 million and $3.8 million at September 30, 2025 and December 31, 2024, respectively. The Company estimated that the current portion of the Greenhouse Naturals Note was $0.4 million and $0.8 million at September 30, 2025 and December 31, 2024, respectively.

MedLeaf

In connection with the MedLeaf Acquisition, the Company issued the MedLeaf Note, totaling $2.0 million (See Note 2). The MedLeaf Note bore interest at a rate of 8.0% per annum and was scheduled to mature on October 5, 2025. It called for six equal quarterly payments beginning on July 5, 2024. The Company made the final payment in September 2025, satisfying the MedLeaf Note in full. The MedLeaf Note had an outstanding balance of $1.4 million at December 31, 2024, all of which was recorded as current.

Allgreens

In connection with the Allgreens Acquisition, the Company issued promissory notes aggregating $1.0 million (See Note 2). The Allgreens Notes bear interest at a rate of 7.5% per annum and would mature one year from the date that the dispensary was permitted to commence operations.

In April 2025, the Company and the former owners of Allgreens agreed to revise the repayment terms of the Allgreens Notes. Pursuant to that agreement, the Company made a payment of $175,000 on April 16, 2025, with additional payments aggregating $130,000, $300,000 and $400,000, respectively, every thirty days thereafter. The Company made the final payment of $400,000 in July 2025 and accordingly, the Allgreens Notes were satisfied in full. The Allgreens Notes had an aggregate outstanding balance of $1.0 million at December 31, 2024, all of which was recorded as current, and which was in default.

Promissory Notes Issued to Purchase Property and Equipment

The Company had six outstanding promissory notes in connection with the purchase of commercial motor vehicles at September 30, 2025 and five such outstanding promissory notes at December 31, 2024. At September 30, 2025, the outstanding notes had an aggregate outstanding balance of approximately $196,000, of which approximately $45,000 was current. At December 31, 2024, the outstanding notes had an aggregate outstanding balance of approximately $168,000, of which approximately $36,000 was current. The weighted average interest rates of the outstanding balances were 11.07% and 11.38% at September 30, 2025 and December 31, 2024, respectively. The weighted average remaining terms of these notes were 4.26 years and 4.27 years at September 30, 2025 and December 31, 2024, respectively.

The Company had an outstanding note in connection with the purchase, in the second quarter of 2024, of a parking lot adjacent to its Middleborough, MA dispensary totaling $352,000 (the "Middleborough Note") at both September 30, 2025 and December 31, 2024. The Middleborough Note bears interest at a rate of 4.0% per annum, with monthly interest-only payments and a balloon payment for the entire principal amount due on February 1, 2029.

In May 2025, the Company issued a promissory note in the amount of $392,950 in connection with the purchase of certain machinery and equipment (the "M&E Note"). The M&E Note bears interest at an imputed rate of 15.7% per annum, and matures in May 2027. The current portion of the M&E Note was approximately $163,000 at September 30, 2025.

Future Payments

The future principal amounts due under the Company's outstanding mortgages and notes payable at September 30, 2025 were as follows (in thousands):

Year ending December 31,
Remainder of 2025	$557
2026	2,451
2027	2,909
2028	2,939
2029	7,183
Thereafter	60,197
Total future principal payments	76,236
Less: discount	(3,050)
Total future principal payments, net of discount	$73,186

(10) MEZZANINE EQUITY

Series B Convertible Preferred Stock

The Company had 4,908,333 shares of Series B Convertible Preferred Stock (the "Series B Stock") outstanding at both September 30, 2025 and December 31, 2024, which shares are held by three institutional shareholders. The holders of Series B Stock (the “Series B Holders”) are entitled to cast a number of votes equal to the number of shares of the Company's common stock into which the shares of Series B Stock are convertible, together with the holders of the Company's common stock as a single class, on most matters. However, the affirmative vote or consent of the Series B Holders voting separately as a class is required for certain acts taken by the Company, including an amendment or repeal of certain charter provisions, liquidation or winding up of the Company, creation of stock senior to the Series B Stock, and/or other acts defined in the certificate of designation.

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

During the three months ended March 31, 2025, the Company converted, at Hadron's request in accordance with the terms and conditions of the Series C Stock certificate of designation, a total of 1,155,274 shares of Series C Stock into 5,776,370 shares of the Company's common stock (the "Conversion"). The Conversion was effected at a conversion rate of five shares of the Company's common stock for each share of Series C Stock converted. The Company did not recognize either a gain or loss on the Conversion as it was effected in accordance with the Series C Stock certificate of designation. As a result of the Conversion, no shares of Series C Stock were outstanding at September 30, 2025. The Company had 1,155,274 shares of Series C Stock outstanding at December 31, 2024.

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

Stock Options

A summary of stock option activity during the nine months ended September 30, 2025 is below:

	Shares	Weighted average exercise price
Outstanding at January 1, 2025	34,271,921	$0.79
Expired	(2,761,000)	$0.64
Outstanding at September 30, 2025	31,510,921	$0.80

Stock options granted under the Plan generally expire five years from the date of grant. At September 30, 2025, the stock options outstanding had a weighted average remaining life of approximately eight months. The Company did not grant any stock options during the nine months ended September 30, 2025.

Restricted Stock Units

Holders of unvested restricted stock units ("RSUs") do not have voting or dividend rights. The grant date fair values of RSUs are recognized as expense on a straight-line basis over the requisite service periods. The fair value of RSUs is determined based on the market value of the shares of the Company's common stock on the date of grant.

A summary of RSU activity for the nine months ended September 30, 2025 was as follows:

	RSUs	Weighted average grant date fair value
Outstanding at January 1, 2025	7,706,125	$0.27
Granted	9,395,784	$0.10
Vested	(7,693,754)	$0.18
Forfeited	(876,365)	$0.19
Outstanding at September 30, 2025	8,531,790	$0.18

Of the 7,693,754 RSUs reported as vested in the table above, 520,937 shares, with an aggregate fair value of approximately $52,000, were surrendered to the Company to satisfy the tax withholding obligations that arose in connection with the vesting of such RSUs.

Warrants

At September 30, 2025, warrants to purchase up to 21,548,936 shares of the Company's common stock were outstanding, with a weighted average exercise price of $0.46 per share.

Other Common Stock Issuances

In addition to the activity related to stock options, RSUs and the conversion of the Company's outstanding Series C stock to common stock as described above, during the nine months ended September 30, 2025, the Company also issued 26,749 shares of restricted common stock with an aggregate fair value of approximately $3,000, under a royalty agreement.

Stock-Based Compensation

The Company recorded stock-based compensation of $0.4 million and $0.3 million in the three months ended September 30, 2025 and 2024, respectively, and $1.5 million and $0.8 million in the nine months ended September 30, 2025 and 2024, respectively.

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

The table below provides the Company's Net loss, Income from operations, and a reconciliation of Income from operations to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss	$(2,941)	$(990)	$(9,815)	$(4,166)

GAAP Income from operations	$1,599	$1,345	$1,705	$4,077
Depreciation and amortization of property and equipment	2,115	1,803	6,036	5,749
Amortization of acquired intangible assets	674	882	2,592	2,065
Stock-based compensation	382	280	1,478	772
Severance	224	—	224	—
Acquisition-related and other	145	371	396	805
Adjusted EBITDA	$5,139	$4,681	$12,431	$13,468

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

Revenue for the three and nine months ended September 30, 2025 and 2024 was comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Product sales - retail	$22,573	$23,388	$65,637	$69,151
Product sales - wholesale	18,031	16,310	51,948	46,683
Other revenue	160	897	591	2,926
Total revenue	$40,764	$40,595	$118,176	$118,760

Customer Loyalty Program – Adjustments to Correct Error in Prior Periods

The Company has a customer loyalty program (the “Loyalty Program”) under which customers earn points based on qualifying purchases that can be redeemed for discounts on future purchases. Applying Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), a portion of the transaction price is allocated to the loyalty points based on their relative standalone selling price, and revenue is deferred until the points are redeemed or expire.

During the third quarter of 2025, the Company determined that it was not accounting for the Loyalty Program in accordance with ASC 606 and, accordingly, calculated the amounts that should have been recorded in prior periods. These amounts were deemed immaterial to the Company’s condensed consolidated financial statements. The Company has adjusted its financial statements to reflect the impact of adjustments to prior periods, which adjustments are reflected in the condensed consolidated financial statements included herein. The Company recorded deferred revenue of $1.7 million and $1.3 million at September 30, 2025 and December 31, 2024, respectively. The Company recorded decreases to revenue of approximately $83,000 and $237,000 in the three and nine months ended September 30, 2025, respectively, an increase to revenue of approximately $4,000 in the three months ended September 30, 2024 and a decrease to revenue of approximately $202,000 in the nine months ended September 30, 2024. The Company recorded additional marketing and promotion expense of approximately $16,000 and $46,000 in the three and nine months ended September 30, 2025, respectively, a nominal credit to marketing and promotion expense in the three months ended September 30, 2024 and additional marketing and promotion expense of approximately $38,000 in the nine months ended September 30, 2024. The Company’s deferred revenue for the Loyalty Program is reported separately in its condensed consolidated balance sheets.

(14) MAJOR CUSTOMERS

The Company did not have any customers that contributed 10% or more of total revenue in any of the three- or nine-month periods ended September 30, 2025 or 2024.

The Company did not have any customers that accounted for 10% or more of the Company’s accounts receivable balance at either September 30, 2025 or December 31, 2024. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and historical losses have been within management’s expectations.

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

At September 30, 2025, the Company was the lessee under nine operating leases and thirty-seven finance leases. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company's operating leases include its corporate headquarters, dispensaries and cannabis production and processing facilities. Prior to the FSC Acquisition Date, the Company subleased three of these leased facilities to FSC and recognized rental income from these arrangements.

The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments. The Company leases machinery and office equipment under finance leases that expire from January 2026 through August 2038, with such terms being a major part of the economic useful life of the leased property.
The components of lease expense for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease expense	$533	$515	$1,600	$1,552

Finance lease expenses:
Amortization of right of use assets	$369	$196	$1,005	$589
Interest on lease liabilities	92	70	239	228
Total finance lease expense	$461	$266	$1,244	$817

The weighted average remaining lease terms and weighted average discount rates for the Company's operating leases and finance leases at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases	8.92	9.26
Finance leases	2.62	2.78
Weighted average discount rate:
Operating leases	11.3%	11.1%
Finance leases	10.9%	9.6%

Future minimum lease payments as of September 30, 2025 under all non-cancelable leases having an initial or remaining term of more than one year were (in thousands):

	Operating leases	Finance leases
Remainder of 2025	$531	$573
2026	1,915	2,092
2027	1,813	1,356
2028	1,757	698
2029	1,595	372
Thereafter	7,796	59
Total lease payments	15,407	5,150
Less: imputed interest	(6,592)	(752)
	$8,815	$4,398

(16) RELATED PARTY TRANSACTIONS

The Company’s corporate offices are leased from an entity in which the Company’s President and Chief Executive Officer (the "CEO") has an investment interest. This lease expires in October 2028 and contains a five-year extension option. Expenses incurred under this lease were approximately $69,000 and $64,000 for the three months ended September 30, 2025 and 2024, respectively, and $213,000 and $168,000 for the nine months ended September 30, 2025 and 2024, respectively.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s Chief Operating Officer (the “COO”). Purchases from this entity totaled $1.3 million in each of the three months ended September 30, 2025 and 2024, and $4.3 million and $3.5 million in the nine months ended September 30, 2025 and 2024, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the COO and the Chief Commercial Officer (the “CCO") under a royalty agreement. Under this agreement, the royalty percentage on all sales of Betty’s Eddies products is 3.0% if sold directly by the Company and between 1.35% and 2.5% if licensed by the Company for sale by third parties. Future developed products have a royalty rate of 0.5% if sold directly by the Company and between 0.125% and 0.135% if licensed by the Company for sale by third parties. The aggregate royalties earned by the entity under this agreement were approximately $154,000 and $178,000 for the three months ended September 30, 2025 and 2024, respectively, and approximately $472,000 and $427,000 for the nine months ended September 30, 2025 and 2024, respectively.

During the three months ended September 30, 2025 and 2024, one of the Company’s majority-owned subsidiaries paid or accrued distributions of approximately $2,000 and $1,900, respectively, to the CEO, who owns a minority equity interest in such subsidiary. This majority-owned subsidiary made distribution payments of approximately $5,000 to the CEO in each of the nine-month periods ended September 30, 2025 and 2024.

On June 10, 2024 (the "Membership Unit Purchase Date"), the CEO and COO purchased 5% and 15%, respectively, of the membership units of Mari Holdings Metropolis, LLC, one of the Company's majority-owned subsidiaries. These membership units were purchased from the previous minority interest-holder, and accordingly, the percentage of this majority-owned subsidiary held by noncontrolling interests remains unchanged. During the three months ended September 30, 2025, this majority-owned subsidiary recorded distributions of approximately $2,500 and $7,500 to the CEO and COO, respectively. During the nine months ended September 30, 2025, this majority-owned subsidiary recorded distributions of approximately $7,500 and $22,500 to the CEO and COO, respectively. During the three months ended September 30, 2024, this majority-owned subsidiary recorded distributions of $3,250 and $9,750 to the CEO and COO, respectively. During the nine months ended September 30, 2024, this majority-owned subsidiary recorded distributions of $6,500 and $19,500 to the CEO and COO, respectively.

At September 30, 2025 and December 31, 2024, the Company had an outstanding accounts payable balance of approximately $616,000 and $251,000, respectively, primarily in connection with fixed assets purchased from a third-party company in which the CEO has a controlling interest. The Company assumed approximately $35,000 of accounts payable to that company as part of the FSC Acquisition. The Company also assumed an accounts payable amount of $21,000 from FSC to a second company in which the CEO has a controlling interest. These assumed liabilities related to cash advances to FSC in periods prior to the FSC Acquisition Date.

At September 30, 2025, the Company’s mortgages with Bank of New England and DSB were personally guaranteed by the CEO.

(17) INCOME TAXES

The following table summarizes the Company's income tax provision and effective tax rates for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Loss before income taxes	$(182)	$(335)	$(3,534)	$(955)
Income tax provision	$2,759	$655	$6,281	$3,211
Effective tax rate	(1,516)%	(196)%	(178)%	(336)%

The effective tax rates for the three and nine months ended September 30, 2025 and 2024 were calculated using the discrete method based on the Company's period-to-date results adjusted for permanent and temporary differences.

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

During the nine months ended September 30, 2025, the Company effectively settled an audit with the U.S. Internal Revenue Service for the tax period ended December 31, 2022. As a result, the Company recognized a tax benefit of $1.7 million in connection with the release of an uncertain tax position reserve.

In June 2025, the IRS filed a lien against the Company in connection with an approximate $6 million 2023 tax liability. The Company is disputing the assessment through a Collection Due Process (“CDP”) Hearing and pursuing a resolution, including potential reduction or collection alternatives. While the matter is pending, IRS enforcement is generally stayed. Although the liability is fully accrued in the accompanying condensed consolidated financial statements, an unfavorable outcome could materially impact the Company’s operations and financial position.

(18) COMMITMENTS AND CONTINGENCIES

Bankruptcy Claim

In 2019, MariMed Hemp, Inc. ("MMH"), a subsidiary of the Company, sold hemp seed inventory to GenCanna Global Inc., (“GenCanna”), recording a related party receivable of approximately $29 million, which was fully reserved at December 31, 2019. In early 2020, GenCanna entered a Chapter 11 bankruptcy, leading to a liquidating plan that remains ongoing. In 2022, the Plan Administrator filed a complaint against MMH for alleged preferential transfers, which was settled in 2023 by reducing MMH's general unsecured claim to $15.5 million. In the three months ended September 30, 2024, MMH received a liquidation distribution of $116,250. On October 1, 2025, an incremental final liquidation distribution of $50,281 was received.

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

(19) SUBSEQUENT EVENTS

Equity Transactions

Subsequent to September 30, 2025, the Company issued an aggregate of 621,108 net shares of common stock upon the settlement of RSUs that vested prior to the filing of this report.

Disposition of Missouri Operations

On October 28, 2025, the Company announced that it had completed a strategic review of its Missouri business operations and decided to exit the market, effective immediately. Since 2024, the Company had managed the operations of a licensed cannabis operator and distributed its brands in the state pursuant to a Managed Services and Licensing Agreement, while awaiting approval from the state for a license transfer.

Following the strategic review, the Company determined that it will discontinue management of the facility and will no longer pursue the license transfer. As a result of this decision, the Company expects to recognize a loss on disposal for the related assets in the fourth quarter of 2025 approximating $1 million. The Company is in the process of finalizing the measurement of this loss.

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

On July 30, 2025, we entered into a Management Services Agreement ("MSA") with Standard Farms, LLC ("Standard Farms"), a wholly-owned subsidiary of TILT Holdings Inc. ("TILT"). Under the terms of the MSA, which became effective on September 1, 2025, we assumed the day-to-day management of TILT's Standard Farms cultivation and processing facility in White Haven, Pennsylvania. These management services include oversight of Standard Farms' budgeting, financial planning, compliance with applicable laws and quality management. In addition, pursuant to a licensing arrangement with us, upon regulatory approval, Standard Farms intends to produce and distribute our brands in Pennsylvania.

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

Customer Loyalty Program – Adjustments to Correct Error in Prior Periods

We have a customer loyalty program (the “Loyalty Program”) under which customers earn points based on qualifying purchases that can be redeemed for discounts on future purchases. Applying Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), a portion of the transaction price is allocated to the loyalty points based on their relative standalone selling price, and revenue is deferred until the points are redeemed or expire.

During the third quarter of 2025, we determined that we were not accounting for the Loyalty Program in accordance with ASC 606 and, accordingly, calculated the amounts that should have been recorded in prior periods. These amounts were deemed immaterial to our condensed consolidated financial statements. We have adjusted our financial statements to reflect the impact of adjustments to prior periods, which adjustments are reflected in the condensed consolidated financial statements included herein. We recorded decreases to revenue of approximately $83,000 and $237,000 in the three and nine months ended September 30, 2025, respectively, an increase to revenue of approximately $4,000 in the three months ended September 30, 2024 and a decrease to revenue of approximately $202,000 in the nine months ended September 30, 2024. We recorded additional marketing and promotion expense of approximately $16,000 and $46,000 in the three and nine months ended September 30, 2025, respectively, a nominal credit to marketing and promotion expense in the three months ended September 30, 2024 and additional marketing and promotion expense of approximately $38,000 in the nine months ended September 30, 2024.

OTCQX Listing

On June 10, 2025, the OTC Markets Group notified us of our non-compliance with the minimum bid price requirement, thereby triggering a discretionary cure period. To regain compliance, we must have maintained a bid price of at least $0.10 per share for a minimum of 10 consecutive trading days by September 8, 2025, which occurred effective September 5, 2025.

Results of Operations

Three and nine months ended September 30, 2025 and 2024

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

Revenue for the three and nine months ended September 30, 2025 and 2024 was comprised of the following (in thousands):

			Increase (decrease) from prior year
	2025	2024	$	%
Three months ended September 30,
Product sales - retail	$22,573	$23,388	$(815)	(3.5)%
Product sales - wholesale	18,031	16,310	1,721	10.6%
Other revenue	160	897	(737)	(82.2)%
Total revenue	$40,764	$40,595	$169	0.4%

Nine months ended September 30,
Product sales - retail	$65,637	$69,151	$(3,514)	(5.1)%
Product sales - wholesale	51,948	46,683	5,265	11.3%
Total other revenue	591	2,926	(2,335)	(79.8)%
Total revenue	$118,176	$118,760	$(584)	(0.5)%

Our product sales increased by $0.9 million and $1.8 million, respectively, in the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. Decreases in retail sales were more than offset by increases in wholesale sales in each of the three and nine month ended September 30, 2025, compared to the same prior year periods. The decreases in retail sales in both current periods were primarily attributable to lower sales in our Metropolis, Illinois dispensary and, to a lesser extent, certain of our dispensaries in Massachusetts, Maryland and our other Illinois dispensaries. These decreases were partially offset by higher sales in our other dispensaries in Delaware, Maryland, Ohio and Massachusetts, as well as the inclusion of retail revenue from FSC for the period since the FSC Acquisition Date. The increases in our wholesale revenue were primarily attributable to higher wholesale revenue in Delaware, Illinois and Massachusetts. These increases were partially offset by a decline in wholesale revenue in Maryland. The decreases in total other revenue in the three and nine months ended September 30, 2025 compared to the same prior year periods were primarily attributable to the cessation of revenue recognition from management fees, rental income and other components of other income, effective as of the FSC Acquisition Date.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue represents the direct costs associated with the generation of our revenue, including licensing, packaging, supply procurement, manufacturing, supplies, depreciation, amortization of acquired intangible assets, and other product-related costs.

Our cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	2025	2024	$	%
Three months ended September 30,
Cost of revenue	$24,401	$23,813	$588	2.5%
Gross profit	$16,363	$16,782	$(419)	(2.5)%
Gross margin	40.1%	41.3%

Nine months ended September 30,
Cost of revenue	$70,797	$68,803	$1,994	2.9%
Gross profit	$47,379	$49,957	$(2,578)	(5.2)%
Gross margin	40.1%	42.1%

The increases in our cost of revenue in both the three and nine months ended September 30, 2025 compared to the same prior year periods were primarily due to higher employee-related, facilities and related expenses, partially offset by lower inventory-related expenses. The increases in employee-related, facilities and related expenses were primarily due to our increased headcount in connection with our recent acquisitions and expanded footprint.

Operating Expenses

Our operating expenses are comprised of personnel, marketing and promotion, general and administrative, acquisition-related and other, and bad debt expenses. Our operating expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	2025	2024	$	%
Three months ended September 30,
Personnel	$7,028	$7,255	$(227)	(3.1)%
Marketing and promotion	1,121	1,827	(706)	(38.6)%
General and administrative	6,592	6,100	492	8.1%
Acquisition-related and other	145	371	(226)	(60.9)%
Bad debt	(122)	(116)	(6)	5.2%
	$14,764	$15,437	$(673)	(4.4)%

Nine months ended September 30,
Personnel	$21,761	$20,678	$1,083	5.2%
Marketing and promotion	2,810	5,484	(2,674)	(48.8)%
General and administrative	19,185	19,044	141	0.7%
Acquisition-related and other	396	805	(409)	(50.8)%
Bad debt	1,522	(131)	1,653	(1,261.8%)
	$45,674	$45,880	$(206)	(0.4)%

The decrease in our personnel expenses in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily related to the strategic elimination and consolidation of certain positions, coupled with lower expense in connection with certain employee benefits. These decreases were partially offset by increased headcount in connection with our acquisitions and expanded presence. The increase in our personnel expenses in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily attributable to increased headcount in connection with our acquisitions and expanded presence, partially offset by lower expense in connection with certain employee benefits. Personnel costs decreased to approximately 17% of revenue in the three months ended September 30, 2025, from approximately 18% in the three months ended September 30, 2024. Personnel costs increased to approximately 18% of revenue in the nine months ended September 30, 2025, compared to approximately 17% in the same prior year period.

The decreases in our marketing and promotion expenses in each of the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 were primarily attributable to our planned reductions to these expenditures; however, we continue to focus on judicious marketing initiatives that expand the branding and distribution of our licensed products.

The increases in our general and administrative expenses in each of the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 were primarily attributable to higher facilities, stock-based compensation and insurance expenses. These increases were largely offset by decreases in certain other general and administrative expenses, such as professional fees, travel and entertainment.

Acquisition-related and other expenses include those expenses related to acquisitive activities and other significant transactions that we would otherwise not have incurred, and include professional and services fees, such as legal, audit, consulting, paying agent and other fees. Our acquisition-related and other expense in each of the three and nine months ended September 30, 2025 primarily related to the FSC Acquisition and other acquisitive activities. Our acquisition-related and other expense in the three and nine months ended September 30, 2024 primarily related to the acquisitions of MedLeaf and Allgreens, which were both consummated in April 2024, and non-cash expense for warrants to purchase our common stock issued to an entity in consideration for introductory and other services rendered in connection with certain funding and acquisitive transactions.

We recorded $0.1 million of credits to bad debt expense and $1.5 million of bad debt expense in the three and nine months ended September 30, 2025, respectively. The nine-month amount included $1.5 million of expense to fully reserve amounts due from two credit card service providers (the "Service Provider Receivables"). Of the $1.5 million of Service Provider Receivables, $1.3 million and the related reserve were included as components of Other assets and $0.2 million and the related reserve were included as components of Accounts Receivable in the condensed consolidated balance sheet at September 30, 2025. At December 31, 2024, the Service Provider Receivables were included as components of Cash. We recorded $0.1 million of credits to bad debt expense in each of the three and nine months ended September 30, 2024.

Interest

Interest expense primarily relates to interest on mortgages and notes payable, as well as the CREM Loan (described below). Interest income primarily relates to our notes receivable.

Our net interest expense increased by $0.1 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, and increased by $0.3 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. These increases were primarily due to the interest on additional finance leases and the refinancing of one of our mortgages.

Other Income (Expense), Net

We recorded net other income of approximately $19,000 and $36,000 in the three and nine months ended September 30, 2025, respectively. We recorded net other expense of approximately $50,000 in the nine months ended September 30, 2024, primarily related to changes in the fair value of investments. We did not record other income or expense in the three months ended September 30, 2024.

Income Tax Provision

We recorded income tax provisions of $2.8 million and $6.3 million in the three and nine months ended September 30, 2025, respectively, and $0.7 million and $3.2 million in the three and nine months ended September 30, 2024, respectively.

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

In June 2025, the IRS filed a lien against us in connection with an approximate $6 million 2023 tax liability. We are disputing the assessment through a Collection Due Process (“CDP”) Hearing and pursuing a resolution, including potential reduction or collection alternatives. While the matter is pending, IRS enforcement is generally stayed. Although the liability is fully accrued in the accompanying condensed consolidated financial statements, an unfavorable outcome could materially impact our operations and financial position.

Liquidity and Capital Resources

We had cash and cash equivalents of $6.6 million and $7.3 million at September 30, 2025 and December 31, 2024, respectively. In addition to the discussions below of our cash flows from operating, investing, and financing activities, please also see our discussion of non-GAAP Adjusted EBITDA in the section “Non-GAAP Measurement” below, which discusses an additional financial measure not defined by GAAP which our management also uses to measure our liquidity.

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

The CREM Lender initially released $52.8 million to the CREM Borrowers (the "Initial CREM Distribution"), with the remaining proceeds of $5.9 million placed into in escrow to complete the expansion of our Hagerstown, Maryland cultivation facility (the "Hagerstown Facility"). Any unused proceeds would be released to us after completion of the Hagerstown Facility expansion. We used $46.8 million of the Initial CREM Distribution to fully repay certain of our outstanding debt obligations. These payments were comprised of $32.7 million to repay the previous term loan with Chicago Atlantic Admin, LLC, $11.9 million to repay the mortgage with Bank of New England for our New Bedford, MA and Middleborough, MA properties (the "BNE Mortgage"), and $2.2 million to reduce the outstanding balance of the note we issued in connection with the 2023 acquisition of Ermont, Inc. in Quincy, Massachusetts. Concurrent with the repayment of the BNE Mortgage, we refinanced these properties through the CREM Loan and accordingly, effective November 16, 2023, the mortgage on these properties is held by the CREM Lender, which mortgage matures in 2033 and which outstanding amount is included as a component of the CREM Loan amount in our consolidated balance sheets at September 30, 2025 and December 31, 2024.

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

Our operating activities provided $4.3 million and $7.2 million of cash in the nine months ended September 30, 2025 and 2024, respectively. The change in cash from operating activities in the current year period compared to the prior year was primarily attributable to higher personnel costs and operating expenses arising from expanding our geographic presence. These higher costs primarily relate to personnel, cultivation/manufacturing and facility expenses.

Cash Flows from Investing Activities

Our investing activities used $1.2 million and $15.9 million of cash in the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we used $1.1 million of cash for capital expenditures and an aggregate of $0.4 million for advances toward future business acquisitions and purchases and renewals of cannabis licenses. These amounts were partially offset by $0.2 million of cash acquired in connection with the FSC Acquisition, approximately $45,000 of cash proceeds from the disposal of assets and approximately $26,000 of proceeds from notes receivable. During the nine months ended September 30, 2024, we used $10.9 million of cash for capital expenditures, an aggregate of $4.3 million for purchase consideration in connection with the MedLeaf Acquisition and Allgreens Acquisition, and $0.7 million for purchases and renewals of cannabis licenses.

Cash Flows from Financing Activities

Our financing activities used $3.8 million of cash in the nine months ended September 30, 2025 and provided $3.9 million of cash in the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we made $5.6 million of aggregate principal payments on our outstanding mortgages, promissory notes and finance leases and made approximately $115,000 of distribution payments. We received $2.0 million from the refinancing of the mortgage on one of our facilities in Illinois, of which we used $0.7 million of proceeds to retire the previous mortgage on this facility, which amount is included in the aggregate principal payments discussed above. During the nine months ended September 30, 2024, we received $5.1 million of additional proceeds from the CREM Loan (described above) and $1.2 million of proceeds from the refinancing of our retail facility in Mt. Vernon, Illinois. We made $2.2 million of aggregate principal payments on our outstanding mortgages, promissory notes and finance leases, and approximately $120,000 of distribution payments.

Based on our current expectations, we believe our current cash and future funding opportunities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at September 30, 2025, and our ability to raise additional cash through financing activities. Our contractual obligations at September 30, 2025 were primarily comprised of our outstanding CREM Loan, mortgages, promissory notes, and operating and finance leases. Our CREM Loan, mortgage and promissory note obligations totaled approximately $73 million at September 30, 2025.

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

Reconciliation of Income from Operations to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles income from operations to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
GAAP Income from operations	$1,599	$1,345	$1,705	$4,077
Depreciation and amortization of property and equipment	2,115	1,803	6,036	5,749
Amortization of acquired intangible assets	674	882	2,592	2,065
Stock-based compensation	382	280	1,478	772
Severance	224	—	224	—
Acquisition-related and other	145	371	396	805
Adjusted EBITDA	$5,139	$4,681	$12,431	$13,468

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2025 (the “Evaluation Date”). Based upon that evaluation, the Company's management concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There has been no material change to the status of the Company’s previously reported legal proceedings.

From time to time, the Company may become involved in litigation or regulatory proceedings in the ordinary course of its business, including litigation or regulatory proceedings that could become more material to the Company's business. The cannabis industry is highly regulated, and many aspects of the Company's business involve substantial risk of liability. Further, in past years, there has been an increasing incidence of litigation involving the cannabis industry including class action suits that generally seek substantial damages, and in some cases, punitive damages. Compliance problems that are reported to federal/state regulatory authorities, by dissatisfied customers are often investigated by such regulatory bodies, and, if pursued by a regulatory body or customer, may rise to the level of litigation or disciplinary action.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information contained in this item pursuant to Regulation S-K. However, information regarding the Company’s risk factors appears in Part I, Item 1A. of its Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report") and Part II, Item 1A. of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2025 (the "10-Q"). These risk factors describe some of the assumptions, risks, uncertainties, and other factors that could adversely affect the Company’s business or that could otherwise result in changes that differ materially from management’s expectations. There have been no material changes to the risk factors contained in the Annual Report and the 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, the Company issued unregistered securities as described below:

•7,048 shares of restricted common stock with an aggregate fair value of approximately $1,000 issued under a royalty agreement.

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

Date: November 6, 2025

MARIMED INC.

By:	/s/ Mario Pinho
Mario Pinho
Chief Financial Officer (Principal Financial Officer)