Form 10-K
period 2025-12-31
MARIMED INC.
filed 2026-03-12
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $22.6 million.
At March 10, 2026, the issuer had outstanding 397,882,764 shares of Common Stock, par value $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

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

PART I
Item 1. Business

Company Overview

We are a multi-state cannabis operator (“MSO”) in the United States, headquartered in Norwood, Massachusetts, dedicated to improving lives every day through our high-quality products, our actions, and our values. We develop, own, and manage seed to sale state-licensed, state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of medicinal and adult-use cannabis. We have created and continue to develop our own brands of premium cannabis flower, concentrates, edibles, and other precision-dosed products utilizing our proprietary strains and formulations. We also license our proprietary brands, in select domestic markets, although licensing revenues are not material to our overall results of operations.

Cannabis remains illegal under United States federal law. Our operations are conducted in compliance with applicable state and local laws and regulations in the jurisdictions in which we operate.

Company History

We entered the cannabis industry as an advisory and real estate management firm that procured state-issued cannabis licenses on behalf of our clients, developed cannabis facilities that we leased to these newly licensed companies, and provided industry-leading expertise and oversight in all aspects of their cannabis operations.

In 2018, we made the strategic decision to transition from an advisory business to a direct owner and operator of cannabis licenses in high-growth states, primarily in Eastern and Midwestern states. Key to this transition was the acquisition and consolidation of our clients for whom we had played a key role in their success, including securing their cannabis licenses, developing facilities that are models of excellence, funding their operations, and providing operational and corporate guidance. By early 2025, we had substantially completed the acquisition and integration of these clients' businesses. Our operations were expanded by additional M&A activity during this period, and today we are one of the larger MSOs in the U.S. based on reported annual revenue.

Throughout our history, we have created our own brands of craft-quality cannabis flower, concentrates, edibles, and other precision-dosed products, which have been recognized through industry awards and strong sales performance in multiple states. Applying proprietary cultivation and processing procedures and following the strictest quality standards, our portfolio of brands was developed to fill gaps in the marketplace and meet specific effects desired by today’s cannabis consumer. We believe owning brands that are among the most successful and accessible in the country is critical to our long-term growth. To achieve our goal, we invest in ongoing research and development and intend to continue to introduce new and innovative products. We believe the strength of our brand portfolio has been recognized as a key differentiator from other MSOs.

Wholesale Operations

We operate state-of-the-art, regulatory-compliant cannabis cultivation and processing facilities that grow and manufacture our proprietary, high quality, branded cannabis consumer products. We distribute our products via the wholesale market to hundreds of dispensaries operated by other cannabis license holders. We utilize dedicated sales teams to sell our products to wholesale buyers representing the dispensaries operated by other cannabis license holders. We deploy a variety of marketing strategies to drive the sales of our products, including customer loyalty programs, digital advertising, in-store displays and public relations.

Retail Operations

We also operate our own dispensaries, which are recognized for their excellent customer service and product selection. Customers at our dispensaries purchase cannabis for a variety of adult-use and medical purposes, including relaxation, sleep support, and general wellness, consistent with applicable state regulations. Revenue is generated at these dispensaries through the sales of our own products and those marketed by other cannabis license holders.

We also generate limited revenue from licensing, management fees, and real estate income, none of which are material to our consolidated results of operations.

Our Strategic Growth Plan

We continue to focus on executing our strategic growth plan, which we refer to as Expand the Brand. We prioritize activities that include the following:

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
•Increasing retail store revenue by:
◦driving additional and higher average transactions in our existing stores through an enhanced customer experience that prioritizes our product selection and the ease of the shopping experience; and
◦expanding our dispensary footprint in current markets where regulations allow and into new markets through new license applications and/or acquisitions of existing cannabis businesses.

Execution of this strategy is subject to available capital, regulatory approvals, market conditions, and competitive dynamics in each state in which we operate.

Our Competitive Strengths

We believe that our strengths in the following areas provide us with certain competitive advantages and the tools necessary to successfully implement our strategic plans:

Portfolio of Proprietary and Innovative Brands

We have developed a portfolio of unique and market-leading brands which are currently distributed in cannabis-legal states. Our brands and products are developed with a consumer first approach and are available in the most popular consumption formats, including whole flower, pre-rolled flower, vape cartridges, concentrates, and edibles. We intend to continue to expand our brand portfolio to meet the effects that cannabis consumers seek.

Our portfolio includes several award-winning brands that are among the top sellers in markets where they are available. They include:

•Nature’s Heritage™, a premium brand of cannabis flower, vapes, and concentrates;
•Betty’s Eddies™, cannabis fruit chews that deliver better sleep, pain relief, stress relief, and more;
•Bubby’s Baked™, soft and chewy baked goods and a hot chocolate mix;
•Vibations™, an infused hydrating drink mix for discrete, on-the-go consumption; and
•InHouse™, a value-priced brand of flower, vapes, and edibles.

Retail Footprint and Operations

Our retail footprint and operations drive a significant portion of our revenue and align strategically with our goal to grow a portfolio of proprietary and innovative brands. Our retail stores, all branded ThriveTM following the completion of a national integration initiative in 2025, are in states that offer a strong consumer base and favorable regulatory environments that promote market stability. We believe today’s cannabis consumer seeks a shopping experience that is comfortable, educational, and easy. Our dispensaries are models of excellence in this regard. We carefully curate a menu of the highest quality brands and products, and merchandise them in beautifully designed, upscale environments. We invest in budtender and retail personnel training, as well as product programming displayed on in-store monitors to help deliver exceptional customer service throughout the shopping experience. In Massachusetts and Delaware, we complement our in-store operations with a home delivery option. We intend to do the same in other markets once permitted by state regulations.

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

Combined, our retail footprint and our robust wholesale brand portfolio work together to promote our overall growth in revenue, gross profit and market share.

Experienced Management

Our management team is one of the most experienced and longest tenured in the cannabis industry. Several of our executive team members, including our Chief Executive Officer, our Chief Operating Officer, and our Chief Commercial Officer, have each worked in the industry for a decade or more. Our leadership team has achieved considerable success creating and growing businesses in the industry by successfully applying for cannabis licenses, overseeing the development of cannabis operations and facilities, raising capital to purchase and develop facilities, and conducting operations in adherence with regulations established by individual state governments, including all environmental and social governance requirements. The strength of our executive team is further enhanced by other members who have significant senior management experience and expertise working in financial services, beer and alcohol, retail, consumer products, and marketing.

Current and Pending Operations

Over the past several years, we have invested in our own operating facilities, applied for and secured new licenses, and acquired new assets to strengthen and expand our brand portfolio and our retail and wholesale networks. We currently hold a total of 33 cannabis licenses in six states. We believe that operating as a vertically integrated cannabis company, which we define as owning cultivation, manufacturing, and retail licenses within a single state, provides us the greatest opportunity to maximize revenue and profits. To date, we are fully vertical in Illinois, Maryland, Massachusetts, and Delaware.

Our current and pending operations are as follows:

Massachusetts

Massachusetts operates both adult-use and medical cannabis programs. According to the Massachusetts Cannabis Control Commission (the "CCC"), the state’s cannabis market generated $1.65 billion in sales in 2025 (source: Massachusetts Cannabis Control Commission).

We operate three Thrive-branded dispensaries in the Boston area: dispensaries in Middleborough and Quincy that are licensed for both medical and adult-use cannabis sales, and an adult-use dispensary in Beverly.

Our three retail stores are easily accessible to all cannabis consumers in eastern Massachusetts. Access is further enhanced through home delivery as the result of our April 2023 investment in Artis LLC (d/b/a Little Dog Delivery).

We also operate a cultivation and production facility in New Bedford, as well as a cultivation facility in Quincy.

Delaware

Delaware operates both adult-use and medical cannabis programs, with adult-use sales having commenced in August 2025. According to the state’s Office of the Marijuana Commissioner, Delaware’s cannabis market is estimated to generate $150 million to $215 million in sales annually.

Following the March 2025 acquisition of our longstanding client in Delaware, First State Compassion Center ("FSC"), we operate Thrive-branded dispensaries in Wilmington and Lewes, a cultivation facility in Milford, and a production kitchen in Wilmington

Illinois

Illinois operates both adult-use and medical cannabis programs. According to the Illinois Department of Financial and Professional Regulation, the state reported $1.5 billion in total legal cannabis sales in 2025.

We operate five Thrive-branded dispensaries in the state, including an adult-use dispensary in Metropolis, near the Kentucky border, an adult-use dispensary in Casey, near the Indiana border, and an adult-use dispensary in Mt. Vernon. We also operate dispensaries in Anna and Harrisburg that each serve both medical and adult-use customers. These five locations provide easy access for most residents in southern Illinois and several states that don’t have legal cannabis programs, including Kentucky, Indiana, and Tennessee. We also operate a cultivation and manufacturing facility in Mt. Vernon.

Maryland

Maryland operates both adult-use and medical cannabis programs. According to the Maryland Cannabis Administration, the state projected $1.2 billion in medical and adult-use cannabis sales in 2025.

We operate two Thrive-branded medical and adult-use dispensaries in Maryland: one in Annapolis and the other in the Upper Marlboro part of Prince George’s County. We also operate a cultivation and processing facility in Hagerstown.

Ohio

Ohio’s successful medical cannabis program expanded to include adult-use sales in June 2024. Total cannabis sales in Ohio exceeded $1 billion in 2025, according to multiple news sources.

We operate a Thrive-branded dispensary in Tiffin and own a second license to operate a dispensary in Columbus.

Other States

We manage a client's cultivation and manufacturing operations in Pennsylvania. We also entered into a license agreement with a client in 2025 that will enable the distribution of our products in that state following regulatory approvals. We anticipate sales to commence in early 2027.

We are constructing a processing kitchen with a licensing partner in New York that will enable the distribution of our brands in that state following completion of construction and state regulatory approvals. We anticipate that product sales will commence in early 2027.

Recent Developments

Since December 31, 2025, we have continued to execute our operating and strategic priorities within the framework of evolving federal and state regulatory environments affecting the cannabis industry as described below.

Regulatory Developments

Cannabis remains illegal under United States federal law. Our cannabis operations continue to be conducted in compliance with applicable state and local laws. During 2025 and early 2026, there has been increased public discussion and federal legislative activity regarding potential changes to cannabis and hemp related regulations. These proposals include, among other matters, potential restrictions on certain hemp derived cannabinoid products. While the timing, scope, and outcome of any such proposals remain uncertain, we continue to monitor regulatory developments closely and evaluate their potential impact on our operations and strategy.

Hemp-Derived Product Initiatives and Regulatory Developments

During 2025, we expanded certain of our branded product offerings into the hemp-derived cannabinoid market, including products formulated to comply with the federal definition of hemp under the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”). These products are intended to leverage our existing brand development, formulation, and distribution capabilities outside of state-licensed cannabis programs.

The regulatory framework governing hemp-derived cannabinoid products, including products containing delta-8 THC, delta-9 THC derived from hemp, and other cannabinoids, continues to evolve at both the federal and state levels. During 2025 and early 2026, various federal and state authorities proposed or implemented changes that may restrict or prohibit certain hemp-derived products, impose additional testing, labeling, or licensing requirements, or otherwise alter the permissible scope of these product offerings.

As a result, the availability, distribution, and commercial viability of hemp-derived cannabinoid products may vary significantly by jurisdiction and may be subject to change with limited notice. We continue to monitor regulatory developments closely and may modify, limit, or discontinue hemp-derived product offerings in certain markets in response to regulatory changes, enforcement activity, or compliance considerations. To date, hemp-derived product initiatives represent a limited component of our overall business, and our core operations remain focused on state-regulated medical and adult-use cannabis markets.

Delaware Adult-Use Market Launch

In Delaware, adult-use cannabis sales commenced in August 2025. Following our March 2025 acquisition of First State Compassion Center, we began operating in a dual medical and adult-use market. We have focused on scaling operations in a disciplined manner, including supply chain readiness, staffing, and compliance, as the market expands into adult-use sales.

Brand and Product Initiatives

We continue to invest in the development and expansion of our proprietary brand portfolio, including the introduction of new product formats, formulations, and effects designed to align with evolving consumer preferences. These initiatives are supported by ongoing investments in cultivation, processing, and quality assurance capabilities to enhance product consistency and reliability. Product launches and brand expansion efforts remain subject to state-by-state regulatory approval processes.

Wholesale and Retail Optimization

During 2025, we continued to refine our wholesale and retail strategies with a focus on improving operational efficiency, enhancing customer experience, and increasing brand penetration in our core markets. This included targeted pricing actions, SKU rationalization, and continued investment in retail staff training and customer engagement programs. We also continued to leverage insights from our retail operations to inform wholesale product development and distribution strategies.

Liquidity and Capital Allocation

We remain focused on disciplined capital allocation, liquidity management, and balance sheet optimization. Our strategic initiatives continue to be evaluated in the context of available capital, regulatory requirements, and market conditions.

Competition

In the markets where we currently operate, we face competition from licensed cannabis companies of varying sizes and geographic reach. These include other Multi-State Operators ("MSOs") who, like our company, maintain vertical operations in at least two states. Others, called Single State Operators, are either fully vertical in just one state focused solely on producing and selling cannabis products, or operate solely as dispensaries and sell the goods of other businesses. Some of our competitors that create and sell their own products have offerings that are on par with those we offer. We believe that by utilizing our own best practices and operational expertise, we are able to produce premium cannabis products at one of the lowest cost structures in the industry, which enables us to remain competitive in our markets. However, our sales could decline significantly if our competitors develop and market products that are more effective, easier to purchase and/or use, or less expensive than our products.

As cannabis products become more mainstream and gain greater acceptance, it is likely that larger and more established companies with greater resources will enter the market. However, we believe that there are meaningful barriers to entry, including licensing requirements, capital investment, and regulatory compliance requirements. We have upgraded our marketing efforts to expand branding and distribution, as well as implemented home delivery, where permissible, and other business strategies utilized by more conventional industries. As a result, we have successfully increased the number of retail transactions at our stores and increased market share of our core products sold through wholesale. We have also developed a loyal customer base at our retail locations through the launch and continued refinement of customer loyalty programs.

Intellectual Property

We own registered trademarks for Betty’s Eddies, Bubby’s Baked, InHouse, Nature’s Heritage, Vibations, and Thrive with the United States Patent and Trademark Office.

Our proprietary processing and manufacturing techniques and technologies, while not patented, are kept strictly confidential. We enter into and enforce confidentiality agreements with key employees and consultants to protect our intellectual property, trade secrets, and general know-how.

Our Employees

At December 31, 2025, we had a total of 923 employees, of which 808 were full-time.

Website Access to Company Reports

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and all amendments to those reports are available free of charge on the Company’s website at www.marimedinc.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission (the "SEC"), or as filed with the Canadian securities regulatory authorities on the SEDAR website. In addition, copies of our annual report will be made available, free of charge, upon written request.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and they should be carefully considered. Accordingly, in evaluating our business, and a potential investment in our shares, we encourage you to consider the following discussion of risk factors in its entirety in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to the Industry in Which We Operate

Cannabis remains illegal under United States federal law.

In the United States, cannabis is largely regulated at the state level. Each state in which we operate or that we are currently proposing to operate authorizes, as applicable, medical and/or adult use cannabis production and distribution by licensed or registered entities. More than 40 states have legalized cannabis in some form. However, under United States federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia are illegal, and any such acts are criminalized under the Controlled Substances Act, as amended, which we refer to as the “CSA.” Cannabis remains illegal under United States federal law and is considered a Schedule I controlled substance under the CSA. In 2022, former President Biden directed the Drug Enforcement Administration (DEA) and the Department of Health and Human Services (“HHS”) to initiate an administrative process to review how cannabis is scheduled under federal law. HHS later recommended that cannabis be recategorized to Schedule III, and as of February 2025 the DEA was still reviewing the HHS recommendation, with preliminary hearings anticipated to commence this spring. In 2025, President Trump issued an executive order directing the Department of Justice to "take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the CSA in the most expeditious manner in accordance with Federal law, including 21 U.S.C. 811." Should cannabis be rescheduled, it would mean cannabis would be defined as having accepted medical use within federal law. There are several other important implications of rescheduling. It would increase consumer trust in cannabis, likely resulting in an increase in our sales. Absent rescheduling, cannabis is still perceived by many to have a high potential for abuse and it is not generally approved or accepted for medical use.

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

Additionally, its rescheduling would eliminate IRS Tax Code 280E, a punitive tax stipulation imposed on businesses like ours that sells products categorized as Schedule I or II, Specifically, the code stipulates that “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities that comprise such trade or business) consists of trafficking in controlled substances within the meaning of Schedule I or II of the Controlled Substances Act, which is prohibited by federal law or the law of any state in which such trade or business is conducted,” This provision has been applied by the United States Internal Revenue Service, or the “IRS,” to cannabis operations, prohibiting them from deducting expenses directly associated with cannabis businesses. The elimination of 280E is anticipated to save the company several million dollars paid annually in federal taxes.

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

As of December 31, 2025, we had $24.0 million of goodwill and $17.2 million of intangible assets. Goodwill is tested annually for impairment and, along with our intangible assets, is also reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value. Any material impairment of goodwill or intangible assets could adversely affect our results of operations.

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

Under Section 280E of the Code, “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by Federal law or the law of any state in which such trade or business is conducted.” The IRS has interpreted this provision to apply to cannabis operations, prohibiting cannabis operators such as us, from deducting expenses directly associated with cannabis businesses. Section 280E and related IRS enforcement activity has had a significant impact on the operations of cannabis companies. As a result, an otherwise profitable business may, in fact, operate at a loss, after taking into account its United States income tax expenses. The Company has taken a position that it may deduct certain ordinary and necessary business expenses and that the deductibility of such expenses is not limited to the application of Section 280E of the Code.

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

If the IRS determined, and courts upheld that Section 280E does apply to restrict our deduction of business expenses, our U.S. federal taxable income would likely exceed our actual profits, and the IRS would likely continue to apply Section 280E to us indefinitely. This result may change if cannabis is rescheduled as a Schedule III substance under the CSA or if federal legislation affects Section 280E. In 2025, President Trump issued an executive order directing the Department of Justice to "take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the CSA in the most expeditious manner in accordance with Federal law, including 21 U.S.C. 811." We cannot predict whether such rescheduling or federal legislation will occur within a given timeframe or at all, and thus cannot predict the future applicability or effect of Section 280E on our business operations and financial position.

The Company may face enforcement actions by tax authorities if there are disagreements over the deductibility of operating expenses, particularly in areas subject to complex or evolving regulations. If we fail in our challenge of the validity of existing federal tax liens, or are unable to negotiate acceptable payment terms, our liquidity and business operations could be adversely affected.

In June 2025 and December 2025, the Internal Revenue Service (“IRS”) filed liens against MariMed and FSC, its subsidiary, for approximately $6 million and $1.3 million, respectively, in connection with federal income taxes the IRS alleges are due from past periods. We have filed a Collection Due Process (“CDP”) Hearing Request with respect to each lien, challenging the IRS’s enforcement of the assessed federal income tax liability, and we shall be seeking to reduce the liability to the extent possible, and/or negotiate a collection alternative. We are currently working our way through the administrative process and, if necessary, intend to initiate Tax Court litigation. Pending final resolution of this CDP Hearing, with limited exceptions, while the matter is in dispute, the IRS is prohibited from enforcing its administrative levy rights. Although the liability is fully accrued in the accompanying consolidated financial statements, if we fail to prevail in challenging the alleged liabilities and/or are unable to negotiate acceptable payment terms or other collection alternatives, our liquidity and business operations could be adversely affected.

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

At December 31, 2025 we had 396.9 million shares of common stock outstanding and are authorized to issue up to 700 million shares. Therefore, we are still authorized to issue a substantial number of additional shares of common stock without obtaining shareholder approval. In addition, as of February 24, 2026, there were 26,900,000 shares of an amended and restated class of Series B Convertible Preferred Stock outstanding (which convert on a one-for-one basis into shares of our common stock). Our Board of Directors is authorized to issue up to a total of 50 million shares of preferred stock (including the previously issued shares) with terms it designates without any further shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise or issue additional shares of preferred stock, current stockholders could find their holdings substantially diluted, which means they would own a smaller percentage of our company.

The exercise or conversion of outstanding warrants and options into common stock will dilute the percentage ownership of our other stockholders. Additionally, the sale of such common stock or other common stock in the open market could adversely affect the market price of our common stock.

As of December 31, 2025, there were potentially dilutive securities convertible into shares of common stock comprised of stock options exercisable for up to 19,155,921 shares of common stock; warrants exercisable for up to 21,548,936 shares of common stock; shares of Series B preferred stock convertible for up to 4,908,333 shares of common stock (the "Series B Preferred Stock"); and restricted stock units convertible for up to 9,887,289 shares of common stock. In addition, in February 2026, pursuant to the Restructuring and Exchange Agreement (described below), we cancelled the Series B Preferred Stock then outstanding and issued 26,900,000 shares of New Series B Preferred Stock convertible for up to 26,900,000 shares of common stock. Additional convertible securities will likely be granted to our officers, directors, employees, or consultants as part of their compensation and such convertible securities will likely be issued in connection with financings. The exercise of outstanding stock options and warrants and the conversion of our notes and debentures will dilute the percentage ownership of our other stockholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the private or public markets could adversely affect the prevailing market price of our common stock.

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

If we are unable to maintain compliance within the applicable period, the OTC Markets Group may remove our common stock from the OTCQX and downgrade us to a lower-tier market, such as the OTCQB or Pink Open Market. Such a downgrade could likely impair our ability to raise additional financing, reduce the visibility and liquidity of our stock, and limit our access to institutional investors and business opportunities. In addition, delisting could adversely affect our strategic flexibility and result in reduced analyst coverage, and impact employee morale and recruitment.

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

During the year ended December 31, 2023, the Company experienced a cybersecurity incident that resulted in a $0.7 million loss as a result of a term loan payment being initiated in error to an account provided in a fraudulent email the Company received. As a result of this incident, with the assistance of an outside independent consultant, the Company reviewed and strengthened its procedures in and around the approval of wire transfers of funds and believes that these enhanced procedures will protect the Company against the reoccurrence of such incidences in future periods.

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

Item 2. Properties

As of December 31, 2025, the Company maintained the following principal facilities:

Massachusetts

Beverly
The Company operates a dispensary in Beverly in a retail space under a lease that expires in July 2026, with options to extend the term for three additional five-year periods through 2041.

New Bedford
The Company owns an industrial property, of which the Company has developed approximately half into a cannabis cultivation and processing facility in which it conducts wholesale operations. The remaining portion of the property was rented to a non-cannabis manufacturing company through November 2023. The Company intends to expand its cannabis wholesale operations to include the entire property. The mortgage on this property and the Middleborough, Massachusetts property described below was previously held by Bank of New England; however, in November 2023, the Company repaid this mortgage and refinanced both properties in connection with a new Construction to Permanent Commercial Real Estate Mortgage Loan with Needham Bank (the "CREM Loan"). As a result, the mortgage on the New Bedford and Middleborough properties is now held by Needham Bank, and matures in 2033.

Norwood
The Company leases its corporate headquarters under a lease that expires in 2028 and which includes a five-year extension option.

Middleborough
The Company owns and operates a retail and warehouse building located in a high-traffic area. A portion of the building houses the Company's flagship Massachusetts retail dispensary, with the remaining square footage used as a warehouse. The mortgage on this property and the New Bedford, Massachusetts property described above was previously held by Bank of New England; however, in November 2023, the Company repaid this mortgage and refinanced both properties in connection with the CREM Loan. As a result, the mortgage on the New Bedford and Middleborough properties is now held by Needham Bank, and matures in 2033.

Quincy
The Company leases a building that houses both a dispensary and a cultivation facility under a lease that expires in 2038.

Delaware

Lewes
The Company leases retail space located in a multi-use building under a lease that expires in 2027 in which in operates a dispensary.

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

Illinois

Anna
The Company owns and operates a free-standing cannabis dispensary in a building that is secured under a mortgage with DuQuoin State Bank that matures in May 2045 (the "DSQ Mortgage").

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

The Company also owns and operates a free-standing cannabis dispensary, secured under a mortgage with DuQuoin State Bank that matures in 2041.

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

Further, as a significant employer of full- and part-time employees, from time to time in the ordinary course of business, the Company faces claims and threatened claims from former employees alleging wrongful termination and other similar alleged wrongdoing, which the Company disputes and which are not material.

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

Stockholders

At March 10, 2026, we had approximately 994 stockholders of record.

Dividends

We have never declared or paid a dividend on its common stock, and we do not anticipate paying cash or other dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2025, we did not issue any unregistered securities.

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

Overview

We are a multi-state cannabis operator in the United States, headquartered in Norwood, Massachusetts, dedicated to improving lives every day through our high-quality products, our actions, and our values. We develop, own and manage seed to sale state-licensed, state-of-the-art, regulatory-compliant facilities for the cultivation, production and dispensing of medicinal and adult-use cannabis. We have created and continue to develop our own brands of premium cannabis flower, concentrates, edibles and other precision-dosed products utilizing our proprietary strains and formulations. We also license our proprietary brands, along with other top cannabis products, in select domestic markets, although licensing revenues are not material to our overall results of operations. Cannabis remains illegal under United States federal law. Our operations are conducted in compliance with applicable state and local laws and regulations in the jurisdictions in which we operate.

We completed the acquisition of First State Compassion Center ("FSC"), the leading cannabis operator in Delaware, effective March 1, 2025 (the "FSC Acquisition Date"). Prior to its acquisition (the "FSC Acquisition"), FSC had been our managed services client. The financial results of FSC are included in our consolidated financial statements for the periods subsequent to the FSC Acquisition Date.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our consolidated financial statements. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment: accounts receivable; valuation of inventory; estimated useful lives and depreciation and amortization of property and equipment and intangible assets; accounting for acquisitions and business combinations; loss contingencies and reserves; stock-based compensation; and accounting for income taxes.

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

Loss Contingencies and Reserves

We are subject to ongoing business risks arising in the ordinary course of business that affect the estimation process of the carrying value of assets, the recording of liabilities, and the possibility of various loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such amounts should be adjusted and we record changes in estimates in the period they become known. We are subject to legal claims from time to time. We reserve for legal contingencies and legal fees when the amounts are probable and estimable.

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

Customer Loyalty Program

We have a customer loyalty program (the “Loyalty Program”) under which customers who participate in the Loyalty Program earn points based on qualifying purchases that can be redeemed for discounts on future purchases. A portion of the transaction price is allocated to the loyalty points based on their relative standalone selling price, and revenue is deferred until the points are redeemed or expire.

Results of Operations

Years ended December 31, 2025 and 2024

Revenue

Our main sources of revenue are comprised of the following:

•Product sales (retail and wholesale) - direct sales of cannabis and cannabis-infused products primarily by our retail dispensaries and wholesale operations in multiple states. We recognize this revenue when products are delivered to unrelated parties or at our retail points-of-sale.
•Other revenue - comprised of real estate rental income from our cannabis-licensed client, supply procurement fees from facilitating purchases of resources, supplies and equipment for our cannabis-licensed client and third parties, management fees for providing our cannabis-licensed clients with comprehensive oversight of their operations, and licensing fees from the licensing of our branded products to wholesalers and regulated dispensaries.

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

Our revenue for the years ended December 31, 2025 and 2024 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2025	2024	$	%
Product sales - retail	$89,024	$91,275	$(2,251)	(2.5)%
Product sales - wholesale	69,579	62,895	6,684	10.6%
Other revenue	1,223	3,539	(2,316)	(65.4)%
Total revenue	$159,826	$157,709	$2,117	1.3%

Our total revenue increased $2.1 million, or 1.3%, in the year ended December 31, 2025 ("2025") compared to the year ended December 31, 2024 ("2024"). This increase was attributable to higher product revenue, partially offset by lower other revenue.

Our total product revenue in 2025 increased $4.4 million, or 2.9%, comprised of $6.7 million of higher wholesale revenue that was partially offset by $2.3 million of lower retail revenue. The increase in wholesale revenue was primarily attributable to higher wholesale revenue in Illinois and Maryland, coupled with the inclusion of wholesale revenue in Delaware in 2025 for the period subsequent to the FSC Acquisition Date. The decrease in retail revenue in 2025 was primarily attributable to lower sales in our Illinois dispensaries, partially offset by the inclusion of FSC retail revenue for the period subsequent to the FSC Acquisition Date.

The decrease in our other revenue was primarily attributable to the cessation of revenue recognition from management fees, rental income and other components of other income, effective as of the FSC Acquisition Date.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue represents the direct costs associated with revenue generation, including licensing, packaging, supply procurement, manufacturing, supplies, depreciation, amortization of acquired intangible assets, and other product-related costs.

Our cost of revenue, gross profit and gross margin for 2025 and 2024 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2025	2024	$	%
Cost of revenue	$101,945	$95,096	$6,849	7.2%
Gross profit	$57,881	$62,613	$(4,732)	(7.6)%
Gross margin	36.2%	39.7%

Our cost of revenue increased in 2025 compared to 2024, primarily attributable to higher employee-related costs and facilities and related expenses. These increases were primarily due to our increased headcount in connection with our recent acquisitions and expanded footprint. Our cost of revenue included $5.6 million and $3.7 million of revaluation expense in 2025 and 2024, respectively. The revaluation expense related to the redefinition of our standard cost assumptions to better align with our actual production and procurement trends.

Operating Expenses

Our operating expenses are comprised of personnel, marketing and promotion, general and administrative, acquisition-related and other, and bad debt expenses. Our operating expenses for 2025 and 2024 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2025	2024	$	%
Personnel	$28,515	$27,059	$1,456	5.4%
Marketing and promotion	3,976	6,712	(2,736)	(40.8)%
General and administrative	26,142	25,618	524	2.0%
Acquisition-related and other	486	951	(465)	(48.9)%
Bad debt expense (income)	1,582	(336)	1,918	570.8%
Total operating expenses	$60,701	$60,004	$697	1.2%

The increase in personnel expenses in 2025 compared to 2024 was primarily related to increased headcount in connection with our acquisitions and expanded presence, coupled with increases in certain employee benefit expenses. These increases were partially offset by cost reductions related to the strategic elimination and consolidation of certain positions. Personnel costs increased to approximately 18% of revenue in 2025, compared to approximately 17% of revenue in 2024.

The decrease in our marketing and promotion expenses in 2025 compared to 2024 was primarily attributable to our planned reductions to these expenditures; however, we continue to focus on judicious marketing initiatives that expand the branding and distribution of our licensed products. Marketing and promotion expenses were 2.5% of revenue in 2025, compared to approximately 4% of revenue in 2024.

The increase in our general and administrative expenses in 2025 compared to 2024 was primarily attributable to higher facilities, stock-based compensation and insurance expenses. These increases were largely offset by decreases in certain other general and administrative expenses, such as depreciation, professional fees, and travel and entertainment. General and administrative expenses were approximately 16% of revenue in each of 2025 and 2024.

Acquisition-related and other expenses include those expenses related to acquisitive activities and other significant transactions that we would otherwise not have incurred, and include professional and services fees, such as legal, audit, consulting and other fees. Our acquisition-related and other expense in 2025 primarily related to the FSC Acquisition and other acquisitive activities. Our acquisition-related and other expense in 2024 primarily related to the acquisitions of MedLeaf and Allgreens, coupled with non-cash expense for warrants to purchase our common stock issued to an entity in consideration for introductory and other services rendered in connection with certain funding and acquisitive transactions.

We recorded $1.6 million of bad debt expense in 2025 and $0.3 million of credits to bad debt expense in 2024. The 2025 amount included $1.5 million of expense to fully reserve amounts due from two credit card service providers (the "Service Provider Receivables"). Of the $1.5 million of Service Provider Receivables, $1.3 million and the related reserve were included as components of other assets and $0.2 million and the related reserve were included as components of accounts receivable, net, in the consolidated balance sheet at December 31, 2025. At December 31, 2024, the Service Provider Receivables were included as components of cash, cash equivalents and restricted cash in the consolidated balance sheet.

Overall, the increase in our operating expenses in 2025 compared to 2024 was primarily attributable to our higher bad debt, personnel, and general and administrative expenses, partially offset by lower marketing and promotion, and acquisition-related and other expense.

Interest Expense, Net

Interest expense primarily relates to interest on mortgages and notes payable, as well as the CREM Loan (described below). Interest income primarily relates to our notes receivable.

Our net interest expense increased by $0.5 million in 2025 compared to 2024. This increase was primarily due to the interest on additional finance leases and the refinancing of one of our mortgages.

Other Expense, Net

We recorded net other expense of $0.7 million in 2025, comprised of the $0.8 million loss on our exit from Missouri operations and $0.1 million of net other income. We recorded net other expense of approximately $50,000 in 2024, primarily related to changes in the fair value of investments.

Income Tax Provision

We recorded income tax provisions of $3.6 million and $8.2 million in 2025 and 2024, respectively. We are subject to income taxes in the jurisdictions in which we operate, and consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As we operate in the federally illegal cannabis industry, we are subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (“IRC”) Section 280E, under which taxpayers are only allowed to deduct expenses directly related to cost of goods sold of cannabis products. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and a higher effective tax rate than most industries. As a result, our effective tax rate can be highly variable and may not necessarily correlate to pre-tax income or loss.

Liquidity and Capital Resources

We had cash, cash equivalents and restricted cash of $8.9 million and $7.3 million at December 31, 2025 and 2024, respectively. In addition to the discussions below of our cash flows from operating, investing, and financing activities, please also see our discussion of non-GAAP Adjusted EBITDA in the section “Non-GAAP Measurement” below, which discusses an additional financial measure not defined by GAAP, which our management also uses to measure our liquidity.

CREM Loan

On November 16, 2023, Mari Holdings MD LLC, Hartwell Realty Holdings LLC, Kind Therapeutics USA, LLC, ARL Healthcare Inc., and MariMed Advisors, Inc., each a wholly-owned direct or indirect subsidiary of ours (collectively, the "CREM Borrowers") entered into a Loan Agreement (the "CREM Loan Agreement"), by and among the CREM Borrowers and Needham Bank, a Massachusetts co-operative bank (the "CREM Lender") pursuant to which the CREM Lender loaned to the CREM Borrowers an aggregate principal amount of $58.7 million (the "CREM Loan Transaction"). We have fully guaranteed the obligations of the CREM Borrowers under the CREM Loan Transaction and pledged to the CREM Lender our equity ownership in each CREM Borrower. The CREM Lender has a first priority security interest in all of the CREM Borrowers' operating assets in Maryland and Massachusetts and first priority mortgages on the CREM Borrowers' properties owned in Maryland and Massachusetts.

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

The CREM Lender initially released $52.8 million to the CREM Borrowers (the "Initial CREM Distribution"), with the remaining proceeds of $5.9 million placed into in escrow to complete the expansion of our Hagerstown, Maryland cultivation facility (the "Hagerstown Facility"). Any unused proceeds would be released to us after completion of the Hagerstown Facility expansion. We used $46.8 million of the Initial CREM Distribution to fully repay certain of our outstanding debt obligations. These payments were comprised of $32.7 million to repay the previous term loan with Chicago Atlantic Admin, LLC, $11.9 million to repay the mortgage with Bank of New England for our New Bedford, MA and Middleborough, MA properties (the "BNE Mortgage"), and $2.2 million to reduce the outstanding balance of the note we issued in connection with the 2023 acquisition of Ermont, Inc. in Quincy, Massachusetts. Concurrent with the repayment of the BNE Mortgage, we refinanced these properties through the CREM Loan and accordingly, effective November 16, 2023, the mortgage on these properties is held by the CREM Lender, which mortgage matures in 2033 and which outstanding amount is included as a component of the CREM Loan amount in our consolidated balance sheets at each of December 31, 2025 and 2024.

The CREM Loan Agreement includes customary representations and warranties and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. The CREM Loan Agreement also includes customary negative covenants limiting the CREM Borrowers' ability to incur additional indebtedness and grant liens that are otherwise not permitted, among others. The CREM Loan Agreement also requires the CREM Borrowers to meet certain periodic financial tests. We were in compliance with such periodic financial tests at December 31, 2025.

Effective December 31, 2025, we and the CREM Borrowers entered into a First Amendment to the CREM Loan Agreement (the "Amendment") in connection with a federal tax lien filed against us relating to our 2023 income taxes (the "Tax Lien"), which we are disputing (the "Disputed Taxes"). Pursuant to the Amendment, beginning in January 2026, the CREM Borrowers are required to deposit $100,000 per month into a non-interest-bearing cash collateral reserve account to be held by the CREM Lender until the full amount of the Disputed Taxes is on deposit. The account is pledged as additional collateral under the CREM Loan Agreement and the amounts on deposit are available for payment of the Disputed Taxes. The Amendment also modified the CREM Borrowers' reporting obligations under the CREM Loan Agreement. All other material terms of the CREM Loan Agreement remain in effect.

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

Our operating activities provided $7.7 million and $6.8 million of cash in 2025 and 2024, respectively. The change in cash from operating activities in 2025 compared to 2024 was primarily attributable to lower marketing and acquisition-related expenses, partially offset by certain higher costs and operating expenses arising from expanding our sales activities, facilities and geographic footprint.

Cash Flows from Investing Activities

Our investing activities used $1.4 million and $17.1 million of cash in 2025 and 2024, respectively.

Our 2025 capital expenditures were $1.2 million and primarily related to building improvements and purchases of machinery and equipment. We used $0.5 million in 2025 to purchase or renew state cannabis licenses and made $50,000 of advances toward future business acquisitions. We received $0.2 million of cash in connection with the FSC Acquisition and $0.1 million of combined proceeds from notes receivable and the disposal of machinery and equipment.

Our 2024 capital expenditures were $12.0 million, and primarily related to the build-out of certain facilities to add cultivation, processing and sales capacity. We used $4.3 million of cash for purchase consideration, comprised of $2.3 million for the acquisition of Allgreens and $2.0 million for the acquisition of MedLeaf. We made advances toward future business acquisitions of $0.1 million and spent $0.7 million to purchase or renew state cannabis licenses.

Cash Flows from Financing Activities

Our financing activities used $4.7 million of cash in 2025 and provided $3.0 million of cash in 2024.

During 2025, we made $6.6 million of aggregate principal payments on our outstanding mortgages, promissory notes and finance leases and approximately $137,000 of distribution payments. We received $2.0 million from the refinancing of the mortgage on one of our facilities in Illinois, of which we used $0.7 million of the proceeds to retire the previous mortgage on the facility, which amount is included in the aggregate principal payments discussed above.

In 2024, we received $5.1 million of additional proceeds from the CREM Loan and $1.2 million of proceeds from the refinancing of our retail facility in Mt. Vernon, Illinois. We made $3.1 million of aggregate principal payments on our outstanding mortgages, promissory notes and finance leases, and approximately $139,000 of distribution payments.

Based on our current expectations, we believe our current cash and future funding opportunities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at December 31, 2025. Our contractual obligations at December 31, 2025 were primarily comprised of our outstanding CREM Loan, mortgages and promissory notes, as well as our operating leases. Our CREM Loan, mortgage and promissory note obligations totaled approximately $73 million at December 31, 2025.

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

Reconciliation of Income from Operations to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles Income from operations to Adjusted EBITDA for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
GAAP (Loss) income from operations	$(2,820)	$2,609
Depreciation and amortization of property and equipment	8,109	7,910
Amortization of acquired intangible assets	3,401	2,948
Inventory revaluation	5,559	3,667
Stock-based compensation	1,860	1,050
Severance	266	211
Acquisition-related and other	486	951
Adjusted EBITDA	$16,861	$19,346

Subsequent Event

Series B Stock Restructuring and Exchange Agreement

On February 24, 2026, we and the holders of the Series B Preferred Stock entered into a Restructuring and Exchange Agreement (the “Restructuring and Exchange Agreement”) to address and restructure the Series B Obligation (as defined below) (the “Loan Restructuring Transaction”).

Pursuant to the mandatory conversion provisions of the Series B Preferred Stock, on February 28, 2026, all outstanding shares of Series B Preferred Stock would have automatically converted into 4,908,333 shares of our common stock and we would have been obligated to pay the holders of the Series B Preferred Stock (the “Series B Holders”) an amount equal to the difference between the sixty-day VWAP (approximately $0.1018) and $3.00 per share, or approximately $14.2 million (the “Series B Obligation”).

Pursuant to the Restructuring and Exchange Agreement, all the outstanding shares of Series B Preferred Stock were cancelled, and the Series B Obligation was extinguished. In exchange therefor, we issued to the Series B Holders (i) two new promissory notes in the aggregate principal amount of $8,000,000, one in the principal amount of $2,000,000, due March 1, 2028, accruing interest at a rate of 8.0% per annum (“Note #1”) and the other in the principal amount of $6,000,000, due March 1, 2031, accruing interest at a rate of 10.0% per annum (subject to reduction to 8.0% if Note #1 is paid in full within six (6) months of February 24, 2026) (“Note #2” collectively with Note #1, the “New Notes”), and (ii) 26,900,000 shares of an amended and restated class of Series B Convertible Preferred Stock (the “New Series B Preferred Stock”), having an aggregate liquidation preference of $6,725,000 ($0.25 per share), and the rights, preferences and privileges set forth in the Second Amended and Restated Certificate of Designation filed with the Secretary of State of the State of Delaware on February 26, 2026 (the “Amended Certificate of Designation”). The New Notes are guaranteed by certain of our subsidiaries pursuant to a Subsidiary Guaranty, dated as of February 24, 2026.

The New Series B Preferred Stock is non-voting. However, the affirmative vote or consent of the New Series B Holders voting separately as a class is required for certain acts taken by us, including the amendment or repeal of certain charter provisions, our liquidation or winding up, the creation of stock senior to the New Series B Preferred Stock, and/or other acts as defined in the Amended Certificate of Designation. The New Series B Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding up and dissolution. We will not declare, pay, or set aside any dividends on shares of any other class or series of our capital stock unless the New Series B Holders first receive, or simultaneously receive, a dividend on each outstanding share of New Series B Preferred Stock in an amount calculated pursuant to the Amended Certificate of Designation.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of our company, the New Series B Holders will be entitled to be paid out of our assets legally available for distribution to stockholders before any payment is made to the holders of our common stock by reason of their ownership thereof, an amount per share equal to $0.25, plus any dividends declared but unpaid thereon, with any remaining assets distributed on a prorated basis among the New Series B Holders and the holders of our common stock, based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to our common stock.

At any time on or prior to the five-year anniversary of the original issuance date of the New Series B Preferred Stock, (i) the New Series B Holders have the option to convert their shares of New Series B Preferred Stock into shares of our common stock on a one-for-one basis, without the payment of additional consideration, and (ii) we have the option to convert all, but not less than all, of the shares of New Series B Preferred Stock into common stock, on a one-for-one basis, if the daily volume weighted average price of common stock (the “VWAP”) exceeds $2.00 per share for at least twenty consecutive trading days prior to the date on which we give notice of such conversion to the New Series B Holders and the average daily volume of shares traded is at least 400,000 shares.

On February 25, 2031, the day following the five-year anniversary of the original issuance date of the New Series B Preferred Stock, all outstanding shares of New Series B Preferred Stock will automatically convert into our common stock as follows:

If the sixty-day VWAP is less than or equal to $0.25 per share, we will have the option to:
•convert all shares of New Series B Preferred Stock into shares of common stock at a conversion ratio of 1:1 (26,900,000 shares), subject to adjustment upon the occurrence of certain events, and pay cash to the New Series B Holders equal to the difference between the sixty-day VWAP and $0.25 per share; or
•pay cash to the New Series B Holders equal to $0.25 per share ($6,725,000).

If the sixty-day VWAP is greater than $0.25 per share, we will have the option to:
•convert all shares of New Series B Preferred Stock into shares of common stock at a conversion price per share equal to $0.25 per share divided by the sixty-day VWAP;
•pay cash to the New Series B Holders equal to $0.25 per share ($6,725,000); or
•convert a number of shares of New Series B Preferred Stock, such number at our sole discretion, into shares of our common stock valued at the sixty-day VWAP (the "Conversion Value") and pay cash to the New Series B Holders equal to the difference between $6,725,000 and the Conversion Value (shares issued multiplied by the sixty-day VWAP).

We will at all times when New Series B Preferred Stock is outstanding, reserve and keep available such number of our duly authorized shares of common stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of New Series B Preferred Stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has impacted us through increased costs of ingredients, nutrients and packaging. We have negotiated with certain of our suppliers to reduce our costs for future purchases of ingredients, nutrients and packaging, all of which have increased significantly as a result of current economic conditions.

Seasonality

In the opinion of management, our financial condition and results of operations are not materially impacted by seasonal sales.

Recent Accounting Pronouncements

We have reviewed all other recently issued, but not yet effective, accounting pronouncements, and we do not believe the future adoption of any such pronouncements will have a material impact on our financial condition or the results of its operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MariMed Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MariMed Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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
The Woodlands, TX
March 12, 2026

MariMed Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash, cash equivalents and restricted cash	$8,884	$7,282
Accounts receivable, net	9,114	8,742
Inventory	36,601	33,488
Deferred rents receivable	—	556
Notes receivable, current portion	866	52
Other current assets	3,825	3,389
Total current assets	59,290	53,509
Property and equipment, net	89,385	94,167
Intangible assets, net	17,210	18,639
Goodwill	24,002	15,812
Notes receivable, net of current portion	—	840
Operating lease right-of-use assets	7,723	8,730
Finance lease right-of-use assets	4,024	4,073
Other assets	931	11,219
Total assets	$202,565	$206,989

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Mortgages and notes payable, current portion	$2,553	$5,126
Accounts payable	14,586	13,189
Accrued expenses and other	9,509	4,435
Deferred revenue	1,394	1,329
Income taxes payable	26,981	21,922
Operating lease liabilities, current portion	1,952	1,988
Finance lease liabilities, current portion	2,092	2,018
Total current liabilities	59,067	50,007
Mortgages and notes payable, net of current portion	70,192	69,860
Operating lease liabilities, net of current portion	6,616	7,549
Finance lease liabilities, net of current portion	1,956	1,926
Other liabilities	—	100
Total liabilities	137,831	129,442

Commitments and contingencies

Mezzanine equity:
Series B convertible preferred stock, $0.001 par value; 4,908,333 shares authorized, issued and outstanding at December 31, 2025 and 2024	14,725	14,725
Series C convertible preferred stock, $0.001 par value; 12,432,432 shares authorized; zero and 1,155,274 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	4,275
Total mezzanine equity	14,725	19,000

	December 31,
	2025	2024
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 32,659,235 shares authorized; zero shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 396,911,368 and 381,476,581 shares issued and outstanding at December 31, 2025 and 2024, respectively	397	381
Additional paid-in capital	179,405	173,366
Accumulated deficit	(127,932)	(113,448)
Noncontrolling interests	(1,861)	(1,752)
Total stockholders’ equity	50,009	58,547
Total liabilities, mezzanine equity, and stockholders’ equity	$202,565	$206,989
See accompanying notes to the consolidated financial statements.

MariMed Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Revenue	$159,826	$157,709
Cost of revenue	101,945	95,096
Gross profit	57,881	62,613

Operating expenses:
Personnel	28,515	27,059
Marketing and promotion	3,976	6,712
General and administrative	26,142	25,618
Acquisition-related and other	486	951
Bad debt expense (income)	1,582	(336)
Total operating expenses	60,701	60,004

(Loss) income from operations	(2,820)	2,609

Interest and other (expense) income:
Interest expense	(7,502)	(6,944)
Interest income	177	114
Other expense, net	(717)	(50)
Total interest and other expense, net	(8,042)	(6,880)

Loss before income taxes	(10,862)	(4,271)
Provision for income taxes	3,594	8,159
Net loss	(14,456)	(12,430)
Less: Net income attributable to noncontrolling interests	28	37
Net loss attributable to common stockholders	$(14,484)	$(12,467)

Net loss per share attributable to common stockholders:
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)

Weighted average common shares outstanding:
Basic	390,135	379,153
Diluted	390,135	379,153
See accompanying notes to consolidated financial statements.

MariMed Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total stockholders' equity
	Shares	Par Value
Balances at January 1, 2024	375,126,352	$375	$171,144	$(100,981)	$(1,650)	$68,888
Release of shares under stock grants	2,636,750	2	(2)	—	—	—
Shares of newly vested common stock surrendered to the Company to satisfy tax withholding obligations	(249,087)	—	(41)	—	—	(41)
Standalone warrants issue as payment for services	—	—	218	—	—	218
Common stock issued under a licensing and royalty agreement	45,299	—	10	—	—	10
Common stock issued as purchase consideration - business acquisition	3,917,267	4	987	—	—	991
Distributions to noncontrolling interests	—	—	—	—	(139)	(139)
Stock-based compensation	—	—	1,050	—	—	1,050
Net (loss) income	—	—	—	(12,467)	37	(12,430)
Balances at December 31, 2024	381,476,581	$381	$173,366	$(113,448)	$(1,752)	$58,547
Release of shares under stock grants	10,432,811	10	(10)	—	—	—
Shares of newly vested common stock surrendered to the Company to satisfy tax withholding obligations	(801,143)	—	(83)	—	—	(83)
Conversion of preferred stock to common stock	5,776,370	6	4,269	—	—	4,275
Common stock issued under a licensing and royalty agreement	26,749	—	3	—	—	3
Distributions to noncontrolling interests	—	—	—	—	(137)	(137)
Stock-based compensation	—	—	1,860	—	—	1,860
Net (loss) income	—	—	—	(14,484)	28	(14,456)
Balances at December 31, 2025	396,911,368	$397	$179,405	$(127,932)	$(1,861)	$50,009

See accompanying notes to the consolidated financial statements.

MariMed Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss attributable to common stockholders	$(14,484)	$(12,467)
Net income attributable to noncontrolling interests	28	37
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,109	7,910
Amortization of intangible assets	3,401	2,948
Stock-based compensation	1,860	1,050
Amortization of warrants issued as payment for services received	—	218
Amortization of debt discount	459	358
Amortization of debt issuance costs	73	73
Payment-in-kind interest	30	104
Bad debt expense (income)	1,582	(336)
Obligations settled with common stock	3	10
Loss on disposal of assets	834	13
Loss on changes in fair value of investments	—	145
Changes in operating assets and liabilities:
Accounts receivable, net	(429)	(1,207)
Inventory	(6)	(8,182)
Deferred rents receivable	12	74
Other current assets	1,035	883
Other assets	(2,606)	1,421
Accounts payable	841	4,188
Accrued expenses and other	3,162	1,754
Deferred revenue	65	303
Income taxes payable	3,726	7,488
Net cash provided by operating activities	7,695	6,785

Cash flows from investing activities:
Purchases of property and equipment	(1,167)	(11,960)
Business acquisitions, net of cash acquired	231	(4,250)
Advances toward future business acquisitions	(50)	(100)
Purchases and renewals of cannabis licenses	(465)	(712)
Proceeds from notes receivable	26	50
Return on investment	—	44
Proceeds from disposal of assets	45	22
Due from third party	—	(227)
Net cash used in investing activities	(1,380)	(17,133)

Cash flows from financing activities:
Proceeds from Construction to Permanent Commercial Real Estate Mortgage Loan	—	5,077
Proceeds from mortgages	2,000	1,163
Payment of third-party debt issuance costs in connection with debt	(9)	—
Principal payments of mortgages	(1,495)	(382)
Repayment and retirement of mortgages	(689)	—
Principal payments of promissory notes	(3,066)	(1,177)
Principal payments of finance leases	(1,317)	(1,557)
Distributions	(137)	(139)
Net cash (used in) provided by financing activities	(4,713)	2,985

Net increase (decrease) to cash, cash equivalents and restricted cash	1,602	(7,363)
Cash, cash equivalents and restricted cash at beginning of year	7,282	14,645
Cash, cash equivalents and restricted cash at end of year	$8,884	$7,282

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,910	$6,689
Cash (refunded) paid for income taxes, net	$(713)	$705

Non-cash activities:
Common stock issued to purchase property and equipment	$—	$396
Present value of promissory notes issued as purchase consideration	$—	$3,000
Entry into new finance leases	$1,297	$2,881
Write-off of finance leases	$—	$1,112
Common stock issued as purchase consideration	$—	$991
Notes payable issued to purchase property and equipment	$447	$—
Common stock issued under licensing agreement	$—	$10
Conversion of preferred stock to common stock	$4,275	$—
Return of common stock to the Company in connection with withholding taxes	$83	$41
Adjustment to purchase price allocation to reclassify certain acquired intangible assets to goodwill	$—	$3,819
See accompanying notes to the consolidated financial statements.

MariMed Inc.
Notes to Consolidated Financial Statements

(1) NATURE OF THE BUSINESS

MariMed Inc. ("MariMed" or the "Company") is a multi-state cannabis operator in the United States, headquartered in Norwood, Massachusetts, dedicated to improving lives every day through its high-quality products, its actions, and its values. The Company develops, owns, and manages seed to sale state-licensed, state-of-the-art, regulatory-compliant facilities for the cultivation, production, and dispensing of medicinal and adult-use cannabis. MariMed has created and continues to develop its own brands of premium cannabis flower, concentrates, edibles, and other precision-dosed products utilizing its proprietary strains and formulations. The Company also licenses its proprietary brands, along with other top cannabis products, in select domestic markets. Cannabis remains illegal under United States Federal laws. The Company's operations are conducted in compliance with applicable state and local laws and regulations in the jurisdictions in which it operates.

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

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MariMed Inc. and its wholly- and majority-owned subsidiaries listed below. Consolidation is effected from the date when control is obtained. All intercompany transactions and balances have been eliminated.

Subsidiary	Percentage Owned
MariMed Advisors Inc.	100.0%
Mia Development LLC	94.3%
Mari Holdings IL LLC	100.0%
Mari Holdings MD LLC	100.0%
Mari Holdings Metropolis LLC	70.0%
Mari Holdings Mt. Vernon LLC	100.0%
Hartwell Realty Holdings LLC	100.0%
Kind Therapeutics USA LLC	100.0%
ARL Healthcare Inc.	100.0%
KPG of Anna LLC	100.0%
KPG of Harrisburg LLC	100.0%
MariMed OH LLC	100.0%
MMMO LLC	100.0%
Green Growth Group Inc.	100.0%
Allgreens Dispensary LLC	100.0%
First State Compassion Center	100.0%
MMMA Hemp	100.0%

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

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. The fair values of these investments approximate their carrying values. The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. The Company had $1.5 million of restricted cash at each of December 31, 2025 and 2024, which is held as collateral for the Company's Construction to Permanent Commercial Real Estate Mortgage Loan (the "CREM Loan") with Needham Bank, a Massachusetts co-operative bank (the "CREM Lender") (see Note 11).

The Company’s cash, cash equivalents and restricted cash are maintained with recognized financial institutions located in the United States. In the normal course of business, the Company may carry balances with certain financial institutions that exceed federally insured limits. The Company has not experienced losses on balances in excess of such limits and management believes the Company is not exposed to significant risks in that regard.

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company maintained a reserve of $0.3 million at each of December 31, 2025 and 2024.

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
•Other revenue. The Company's other revenue is comprised of real estate rental income from cannabis-licensed clients; supply procurement fees from facilitating purchases of resources, supplies and equipment for cannabis-licensed clients and third parties; management fees for providing cannabis-licensed clients with comprehensive oversight of their operations; and licensing fees from the licensing of its branded products to wholesalers and regulated dispensaries.

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

Customer Loyalty Program

The Company has a customer loyalty program (the “Loyalty Program”) under which customers who participate in the Loyalty Program earn points based on qualifying purchases that can be redeemed for discounts on future purchases. Applying Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), a portion of the transaction price is allocated to the loyalty points based on their relative standalone selling price, and revenue is deferred until the points are redeemed or expire.

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

The Company’s property and equipment are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the undiscounted future cash flows of such asset over the anticipated holding period. An impairment loss is measured by the excess of the asset’s carrying amount over its estimated fair value. Impairment analysis is based on management’s current plans, asset holding periods, and currently available market information. If these criteria change, the Company’s evaluation of impairment losses may be different and could have a material impact on the consolidated financial statements. For the years ended December 31, 2025 and 2024, based on the results of management’s impairment analysis, there were no impairment losses.

Intangible Assets and Goodwill

The Company's intangible assets are comprised of trade names and trademarks, licenses and customer and non-compete agreements. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. The Company amortizes its intangible assets over their respective useful lives. For the years ended December 31, 2025 and 2024, there was no impairment of goodwill.

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

Stock-Based Compensation

The Company's stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally corresponds with the vesting period. The Company uses the Black-Scholes valuation model for estimating the fair value of stock options and warrants on the date of grant. The fair value of stock option and warrant issuances is affected by the Company's stock price on the issuance date as well as valuation assumptions, including the volatility of the Company's common stock price, expected life of the instrument (the "Expected Life"), risk-free interest rate and expected dividends.

The Expected Life of an instrument is calculated using the simplified method, which allows for using the mid-point between the vesting date and expiration date for stock options and the contractual term for warrants. The volatility factors are based on the historical two-year movement of the Company’s common stock prior to an instrument’s issuance date. The risk-free interest rate is based on United States Treasury rates with maturity periods similar to the expected instrument's life on the issuance date.

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

Certain subsidiaries of the Company, due to their cannabis activities, are subject to the provisions of Section 280E of the Internal Revenue Code, as amended, which prohibits businesses from deducting certain expenses associated with the trafficking of controlled substances within the meaning of Schedule I and II of the Controlled Substances Act. The non-deductibility of certain ordinary business expenses results in permanent differences and can cause the Company’s effective tax rate to fluctuate significantly, and not necessarily correlated with pre-tax income.

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

(3) BUSINESS COMBINATION AND ASSET PURCHASES

Business Combination

First State Compassion Center

On July 1, 2023 (the "Omnibus Agreement Date"), the Company entered into an Omnibus Agreement (the "Omnibus Agreement") with First State Compassion Center ("FSC"): (a) consolidating all amounts owed by FSC to the Company and its affiliated entities as described below, aggregating $11.0 million; (b) providing for the automatic conversion of all amounts owed by FSC to the Company, upon the approval of adult cannabis use in Delaware, into 100% ownership of FSC's licenses and business; and (c) extending to FSC, in the Company's sole discretion, up to an additional $2.0 million of working capital loans. The Omnibus Agreement had a term of five years, with an automatic five-year extension if adult cannabis was not approved in Delaware by the maturity date, and bore interest, compounded semiannually and payable annually, at the appropriate rate of interest in effect under Sections 1274(d), 482 and 7872 of the Internal Revenue Code of 1986, as amended, as calculated under Rev. Ruling 86-17, 1986-1 C.B. 377, for the period for which the amount of interest was being determined. During 2025, the State of Delaware approved the adult use of cannabis, and the acquisition of FSC by the Company (the "FSC Acquisition") was completed effective March 1, 2025 (the "FSC Acquisition Date"). Effective on the FSC Acquisition Date, the amount owed by FSC to the Company was treated as purchase consideration as part of the purchase accounting for FSC (the "FSC Consideration"). This amount was included as a component of Other assets in the consolidated balance sheet at December 31, 2024. The Company also wrote off deferred rents receivable aggregating $0.5 million related to the facilities FSC had subleased from the Company through the FSC Acquisition Date.

The Company's consolidated statement of operations for the year ended December 31, 2025 included revenue of $11.2 million and a $2.6 million of net loss, respectively, attributable to FSC for the period subsequent to the FSC Acquisition Date.

The FSC Acquisition has been accounted for as a business combination. A summary of the allocation of the FSC Consideration to the acquired and identifiable intangible assets as of December 31, 2025 is as follows (in thousands):

Fair value of consideration transferred:
Cash consideration:
Cash paid
Release of FSC obligation to the Company under the Omnibus Agreement	$11,401
Less cash acquired	(231)
Total fair value of consideration	$11,170

Fair value of assets acquired and (liabilities assumed):
Current assets, net of cash acquired	$3,938
Property and equipment	1,104
Intangible assets:
Trade names and trademarks	570
Customer base	1,402
Goodwill	8,190
Other assets	5
Income taxes payable	(1,333)
Other current liabilities	(2,706)
Fair value of net assets acquired	$11,170

The Company is amortizing the identifiable intangible assets arising from the FSC Acquisition in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 5.84 years (see Note 8). Goodwill results from assets not separately identifiable as part of the transaction and is not deductible for tax purposes.

The following unaudited pro forma information presents the condensed combined results of MariMed and FSC for the years ended December 31, 2025 and 2024 as if the FSC Acquisition had been completed on January 1, 2024, with adjustments to give effect to pro forma events that are directly attributable to the FSC Acquisition. These pro forma adjustments include amortization of acquired intangibles arising from the FSC Acquisition, the reversal of income recognized by MariMed attributable to FSC as its managed client, and the reversal of expense recorded by FSC in connection with its management agreement with MariMed.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of MariMed and FSC. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results that would have been achieved had the FSC Acquisition occurred on January 1, 2024, nor are they intended to represent or be indicative of future results of operations. These unaudited pro forma results for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Year ended
	December 31,
	2025	2024
	(unaudited)
Revenue	$160,994	$166,081
Net loss	$(17,345)	$(14,753)

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

Asset Purchases

Allgreens Dispensary, LLC ("Allgreens")

In August 2022, the Company entered into an agreement to purchase 100% of the membership interests in Allgreens Dispensary, LLC (the "Allgreens Agreement"), the owner of a conditional adult-use cannabis dispensary license in Illinois, for $3.25 million, comprised of $2.25 million of cash and a promissory note for $1.0 million, which note was issued to the Allgreens members (the "Allgreens Notes") upon closing of the transaction on April 9, 2024 (the "Allgreens Acquisition Date"). Completion of the acquisition was dependent upon certain conditions, including resolution of any remaining legal challenges affecting nearly 200 social equity dispensary licenses, and regulatory approval of the acquisition. With the closing conditions met and the acquisition completed, the Company now owns and operates five adult-use dispensaries in Illinois. For the interim period from entry into the Allgreens Agreement until the Allgreens Acquisition Date, the Company entered into a management agreement with Allgreens, with the management fees calculated as a percentage of Allgreens' revenue. Under this management agreement, the Company funded the build-out of the dispensary (including purchasing and retaining ownership of the related fixed assets it intended to use upon the transfer of ownership to the Company), hired and trained employees, and implemented the processes necessary to run the dispensary, all of which was completed prior to the state's approval of the license transfer to the Company.

Pursuant to the Allgreens Agreement, the Company made payments aggregating $1,375,000 to the Allgreens members prior to the Allgreens Acquisition Date. On the Allgreens Acquisition Date, the Company made the final cash payment of $875,000 and issued the Allgreens Notes. The Allgreens Notes bore interest at a rate of 7.5% per annum and matured one year from the date the dispensary was permitted to commence operations. In April 2025, the Company and the former owners of Allgreens agreed to revise the repayment terms of the Allgreens Notes. Pursuant to that agreement, the Company made a payment of $175,000 on April 16, 2025, with additional payments aggregating $130,000, $300,000 and $400,000, respectively, every thirty days thereafter, with the final payment made in July 2025, at which time the Allgreens Notes were satisfied in full.

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

The Company has allocated the purchase price to its licenses intangible asset with an estimated useful life of 10 years (see Note 8).

Disposition of Missouri Operations and Exit from Pending Transaction

Robust Missouri Process and Manufacturing 1, LLC ("Robust")

In September 2022, the Company entered into an agreement to acquire 100% of the membership interests in Robust Missouri Processing and Manufacturing 1, LLC, a Missouri wholesaler and cultivator ("Robust"), for $700,000 of cash (the "Robust Agreement"). Completion of the acquisition was dependent upon obtaining all requisite approvals from the Missouri Department of Health and Senior Services. In August 2024, the state of Missouri approved a facility license to conduct business, but had not yet approved the application to transfer the license from Robust to the Company (the "License Transfer"). The Company conducted the Robust business under a managed service agreement pending final approval of the License Transfer. Pursuant to the Robust Agreement, the Company made an initial advance payment of $350,000 (the Advance Payment"), with the balance of $350,000 due at closing, which was to occur upon the state of Missouri's approval of the License Transfer.

On October 28, 2025, the Company announced that it had completed a strategic review of its Missouri business operations and had decided to exit that market, effective immediately (the "Missouri Exit"). In furtherance thereof, the Company entered into an agreement to sell and assign its rights, interests and duties as outlined in the Robust Agreement, and to transfer its ownership of all Company-held assets purchased in connection with the Robust Agreement to the buyer, including inventory and fixed assets, and wrote off the Advance Payment. The Company also negotiated the forgiveness of an outstanding payable for purchases it had made under the Robust Agreement. The Company recognized a loss on the Missouri Exit of $0.8 million, which amount is included as a component of Other expense, net, in the Company's consolidated statement of operations for the year ended December 31, 2025.

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

The shares used to compute loss per share were as follows (in thousands):

	Year ended December 31,
	2025	2024
Weighted average shares outstanding - basic	390,135	379,153
Potential dilutive common shares	—	—
Weighted average shares outstanding - diluted	390,135	379,153

(5) ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following (in thousands):

	Year ended December 31,
	2025	2024
Accounts receivable	9,401	8,997
Allowance for doubtful accounts	(287)	(255)
Accounts receivable, net	9,114	8,742

The Company maintains an allowance against trade accounts receivable (the "AR Allowance"). The Company's allowance for doubtful accounts activity was as follows (in thousands):

Year ended December 31,	Balance at beginning of year	Charges (reversals) to expense *	Write-offs	Balance at end of year
2025	$255	$258	$(226)	$287
2024	$764	$(336)	$(173)	$255

*The Company recorded $1.6 million of bad debt expense in 2025, including $1.5 million of expense to fully reserve amounts due from two credit card service providers (the "Service Provider Receivables"). Of the $1.5 million of Service Provider Receivables, $1.3 million and the related reserve were included as components of other assets and accordingly, not included in the table above.

(6) INVENTORY

Inventory at December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Plants	$6,594	$10,600
Ingredients and other raw materials	7,577	7,785
Work-in-process	9,568	4,759
Finished goods	12,862	10,344
Total inventory	$36,601	$33,488

(7) DEFERRED RENTS RECEIVABLE

Through February 28, 2025, the Company was the lessor under operating leases which contained escalating rents over time, rent holidays, options to renew, and requirements to pay property taxes, insurance and/or maintenance costs. The Company leased a cannabis cultivation, processing and dispensary facility that it owns in Delaware to FSC under a triple net lease that expired. The Company also subleased three properties to FSC - a cannabis production facility with offices, a dispensary, and a portion of a third property that it developed into a cultivation facility. The Company acquired FSC on March 1, 2025 (see Note 3). In connection with the FSC Acquisition, the Company ceased receiving rental payments and recognizing rental income from FSC related to these properties and wrote off the remaining deferred rent receivable related to these subleases aggregating $0.5 million.

The Company recognized fixed rental receipts from operating leases on a straight-line basis over the expected lease term. Differences between amounts received and amounts recognized were recorded in Deferred rents receivable in the consolidated balance sheets. The Company is not the lessor under any finance leases.

The Company received rental payments and recognized rental income of $0.2 million in the year ended December 31, 2025, all of which was recorded in the three months ended March 31, 2025. The Company received rental payments and recognized rental income of $1.2 million and $1.1 million, respectively, for the year ended December 31, 2024.

(8) NOTE RECEIVABLE AND OMNIBUS

Note Receivable

At December 31, 2025 and 2024, the Company had a note receivable from Healer LLC, an entity that provides cannabis education, dosage programs and products developed by Dr. Dustin Sulak ("Healer"), of approximately $866,000 and $892,000, respectively. The entire receivable was current at December 31, 2025, and approximately $52,000 was current at December 31, 2024. The note bears interest at 6% per annum and requires quarterly interest payments through the April 2026 maturity date. The balance at December 31, 2024 included approximately $26,000 of unpaid interest. As of December 31, 2025, all interest payments were current. The Company has the right to offset any licensing fees payable by the Company to Healer in the event that Healer fails to make any note payment when due.

Omnibus Agreement

The amount due under the Omnibus Agreement, which was a included as a component of Other assets in the consolidated balance sheet at December 31, 2024, was treated as purchase consideration in connection with the FSC Acquisition (see Note 3).

(9) PROPERTY AND EQUIPMENT

The Company's property and equipment, net, at December 31, 2025 and 2024 was comprised of the following (in thousands):

	December 31,
	2025	2024
Land	$6,151	$6,151
Buildings and building improvements	56,770	55,833
Tenant improvements	30,980	31,894
Furniture and fixtures	2,208	2,225
Machinery and equipment	19,843	19,629
Construction in progress	565	80
	116,517	115,812
Less: accumulated depreciation	(27,132)	(21,645)
Property and equipment, net	$89,385	$94,167

During the years ended December 31, 2025 and 2024, additions to property and equipment totaled $1.2 million and $12.0 million, respectively.

During the year ended December 31, 2025, the Company wrote off property and equipment with an original cost aggregating $1.9 million. The Company recognized a loss on these write-offs of $0.1 million.

Depreciation expense for the years ended December 31, 2025 and 2024 was $8.1 million and $7.9 million, respectively.

(10) INTANGIBLE ASSETS AND GOODWILL

The Company's acquired intangible assets at December 31, 2025 and 2024 consisted of the following (in thousands):

December 31, 2025	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Trade named and trademarks	5.64	$3,729	$3,224	$505
Licenses and customer base	8.68	23,955	7,250	16,705
Non-compete agreements	2.00	42	42	—
	8.23	$27,726	$10,516	$17,210

December 31, 2024	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Trade name and trademarks	7.38	$3,159	$2,466	$693
Licenses and customer base	7.96	22,553	4,607	17,946
Non-compete agreements	2.00	42	42	—
	7.89	$25,754	$7,115	$18,639

Estimated future amortization expense for the Company’s intangible assets at December 31, 2025 was as follows (in thousands):

Year ending December 31,
2026	$2,961
2027	2,867
2028	2,709
2029	2,230
2030	1,923
Thereafter	4,520
Total	$17,210

The changes in the carrying value of the Company’s goodwill in the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year ended December 31,
	2025	2024
Balance at January 1,	$15,812	$11,993
FSC Acquisition	8,190	—
Adjustments to Ermont, Inc. purchase price allocation*	—	3,819
Balance at December 31,	$24,002	$15,812

* In connection with the finalization of the purchase price allocation in the first quarter of 2024 related to the 2023 acquisition of Ermont, Inc., the Company recorded reclassifications between its trade names and trademarks intangible asset, licenses and customer base intangible asset, and goodwill.

Goodwill is tested on an annual basis for impairment. The Company performs its annual goodwill impairment test as of November 30 of each respective year. Based on these tests, the Company determined that there was no goodwill impairment in the years ended December 31, 2025 and 2024.

(11) DEBT

Mortgages and Notes Payable

The Company's mortgages and notes payable are reported in the aggregate on the consolidated balance sheets under the captions Mortgages and notes payable, current portion, and Mortgages and notes payable, net of current portion.

The Company's mortgage and notes payable balances at December 31, 2025 and 2024 were comprised of the following (in thousands):

	December 31,
	2025	2024
CREM Loan, net of debt discount of $1,387 and $1,460 at December 31, 2025 and 2024, respectively	$56,037	$57,136
Bank of New England Wilmington, DE property	947	1,086
DuQuoin State Bank Anna, IL and Harrisburg, IL properties	—	689
DuQuoin State Bank Anna, IL and Harrisburg, IL properties (refinanced)	1,979	—
DuQuoin State Bank Metropolis, IL property	2,358	2,427
DuQuoin State Bank Mt. Vernon, IL property (retail)	1,103	1,139
DuQuoin State Bank Mt. Vernon, IL property (grow and production)	2,814	2,872
Promissory note issued as purchase consideration - Ermont Acquisition, net of debt discount of $1,327 and $1,801 at December 31, 2025 and 2024, respectively	3,248	2,949
Promissory note issued as purchase consideration - Greenhouse Naturals Acquisition, net of debt discount of $513 and $567 at December 31, 2025 and 2024, respectively	3,429	3,791
Promissory notes issued as purchase consideration - MedLeaf Acquisition	—	1,377
Promissory note issued as purchase consideration - Allgreens Dispensary, LLC	—	1,000
Promissory note issued to purchase land	352	352
Promissory notes issued to purchase motor vehicles	185	168
Promissory note issued to purchase other machinery and equipment	293	—
Total mortgages and notes payable	72,745	74,986
Less: Mortgages and notes payable, current portion	(2,553)	(5,126)
Mortgages and notes payable, net of current	$70,192	$69,860

Mortgages

CREM Loan

On November 16, 2023, Mari Holdings MD LLC, Hartwell Realty Holdings LLC, Kind Therapeutics USA, LLC, ARL Healthcare Inc., and MariMed Advisors, Inc., each a wholly-owned direct or indirect subsidiary of the Company (collectively, the "CREM Borrowers") entered into a Loan Agreement (the "CREM Loan Agreement"), by and among the CREM Borrowers and the CREM Lender pursuant to which the CREM Lender loaned to the CREM Borrowers an aggregate principal amount of $58.7 million (the "CREM Loan Transaction"). The Company guaranteed the obligations of the CREM Borrowers under the CREM Loan Agreement and pledged to the CREM Lender its equity ownership in each CREM Borrower as security for the loan. The CREM Lender has a first priority security interest in all of the CREM Borrowers' operating assets in Maryland and Massachusetts and first priority mortgages on the CREM Borrowers' properties owned in Maryland and Massachusetts.

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

The CREM Lender initially released $52.8 million to the CREM Borrowers (the "Initial CREM Distribution"). The remaining proceeds of $5.9 million were held in escrow to complete the expansion of the Company's Hagerstown, Maryland cultivation facility (the "Hagerstown Facility"), with any unused proceeds to be released to the Company after completion of the Hagerstown Facility expansion. The Company used $46.8 million of the Initial CREM Distribution to fully repay certain of its outstanding debt obligations. These payments were comprised of $32.7 million for the CA Term Loan Payoff, $11.9 million to pay off the mortgage with Bank of New England for the New Bedford, MA and Middleborough, MA properties, and $2.2 million to reduce the outstanding balance of the note issued by the Company in connection with the acquisition of Ermont, Inc. as described under "Promissory Notes Issued As Purchase Consideration" below.

The Company incurred bank closing costs and third party costs (i.e., legal fees, etc.) aggregating $1.5 million in connection with the CREM Loan Transaction, which were recorded as a discount to the Loan Transaction (the "CREM Closing Costs Discount"), and which are being amortized to interest expense over the term of the CREM Loan Transaction. The Company recorded interest amortization of approximately $73,000 in each of the years ended December 31, 2025 and 2024, related to the CREM Closing Costs Discount.

The CREM Loan Agreement includes customary representations and warranties and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. The CREM Loan Agreement also includes customary negative covenants limiting the CREM Borrowers' ability to incur additional indebtedness and grant liens that are otherwise not permitted, among others. The CREM Loan Agreement also requires the CREM Borrowers to meet certain periodic financial tests.

During the year ended December 31, 2025, the Company made payments under the CREM Loan Agreement aggregating $6.1 million, comprised of $1.2 million of principal and $4.9 million of interest. During the year ended December 31, 2024, the Company received $5.1 million of the amount previously held back by the CREM Lender. The Company made interest-only payments through November 30, 2024 and commenced principal payments in December 2024. During the year ended December 31, 2024, the Company made interest payments aggregating $4.8 million and a principal payment of $0.1 million. The current portion of the outstanding principal balance of the CREM Loan was $1.3 million and $1.2 million at December 31, 2025 and 2024, respectively.

Effective December 31, 2025, the Company and the CREM Borrowers entered into a First Amendment to the CREM Loan Agreement (the "Amendment") in connection with a federal tax lien filed against the Company relating to its 2023 income taxes (the "Tax Lien"), which the Company is disputing (the "Disputed Taxes"). Pursuant to the Amendment, beginning in January 2026, the CREM Borrowers are required to deposit $100,000 per month into a non-interest-bearing cash collateral reserve account to be held by the CREM Lender until the full amount of the Disputed Taxes is on deposit. The account is pledged as additional collateral under the CREM Loan Agreement and the amounts on deposit are available for payment of the Disputed Taxes. The Amendment also modified the CREM Borrowers' reporting obligations under the CREM Loan Agreement. All other material terms of the CREM Loan Agreement remain in effect.

Bank of New England (Wilmington, Delaware)

The Company maintains a mortgage with Bank of New England for the 2016 purchase of a building in Wilmington, Delaware, which was developed into a cannabis seed to sale facility. The mortgage matures in 2031, with monthly principal and interest payments at a rate of 5.25% per annum, and with the rate adjusting every five years to the then prime rate plus 1.5% with a floor of 5.25% per annum. The next rate adjustment will occur in September 2026. At December 31, 2025 and 2024, the current portion of the outstanding principal balance under this mortgage was approximately $148,000 and $140,000, respectively.

DuQuoin State Bank (Anna, Illinois and Harrisburg, Illinois)

In May 2016, the Company entered into a mortgage agreement with DuQuoin State Bank (“DSB”) for the purchase of properties in Anna, Illinois and Harrisburg, Illinois (the "DSB Original Mortgage"), which the Company developed into two free-standing retail dispensaries. On May 5th of each year, this mortgage was due to be repaid unless it is renewed for another year at a rate determined by DSB’s executive committee. The mortgage was renewed in May 2024 at a rate of 9.50% per annum. At December 31, 2024, the current portion of the outstanding principal balance under this mortgage was approximately $27,000.

In May 2025, the Company refinanced this mortgage with DSB at a rate of 9.5% per annum (the "DSB Refinance Mortgage"). The DSB Refinance Mortgage matures in May 2045. The Company used $0.7 million of the proceeds from the DSB Refinance Mortgage to retire the DSB Original Mortgage. At December 31, 2025, the current portion of the outstanding principal balance under the DSB Refinance Mortgage was approximately $38,000.

DuQuoin State Bank (Metropolis, Illinois)

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, Illinois. In connection with this purchase, the Company entered into a loan and mortgage agreement with DSB in the amount of $2.7 million that matures in July 2041 and which currently bears interest at a rate of 11.25% per annum, which rate is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. At December 31, 2025 and 2024, the current portion of the outstanding principal balance under this mortgage was approximately $55,000 and $56,000, respectively.

DuQuoin State Bank (Mt. Vernon, Illinois grow and production)

In July 2022, Mari Holdings Mt. Vernon LLC, a wholly-owned subsidiary of the Company, entered into a $3.0 million loan agreement and mortgage with DSB secured by property owned in Mt. Vernon, Illinois, which the Company developed into a grow and production facility. The mortgage has a 20-year term and currently bears interest at the rate of 11.25% per annum, subject to adjustment on each annual anniversary date to the Wall Street Journal United States Prime Rate (with an interest rate floor of 7.75%). The proceeds of the loan were utilized for the build-out of the property and other working capital purposes. The current portion of the outstanding principal balance of this mortgage was approximately $54,000 and $61,000 at December 31, 2025 and 2024, respectively.

DuQuoin State Bank (Mt. Vernon, Illinois retail)

In January 2024, the Company refinanced this property and entered into a $1.2 million loan and mortgage agreement with DSB. The mortgage with DSB has a 17-year term and bears interest at a rate of 9.50% per annum. The current portion of the outstanding principal balance of this mortgage was approximately $30,000 and $31,000 at December 31, 2025 and 2024, respectively. This property had previously been financed through a mortgage with another bank, which mortgage was repaid in full in 2023.

Promissory Notes

Promissory Notes Issued as Purchase Consideration

Ermont, Inc.

In connection with the March 9, 2023 acquisition of Ermont Inc., the Company issue a promissory note to the sellers in the principal amount of $7.0 million (the "Ermont Note"). The Ermont Note matures in March 2029 and bears interest at a rate of 6.0% per annum, with payments of interest-only for two years, and quarterly payments of principal and interest in arrears thereafter. The outstanding balance on the Ermont Note is subject to prepayment in full in the event the Company raises $75.0 million or more of equity capital. The Company recorded the Ermont Note at a present value of $4.6 million. This amount is net of the $2.4 million recorded as a debt discount, which is being accreted through the term of the Ermont Note to interest expense. As discussed above, on November 26, 2023, the Company used $2.2 million of the proceeds from the CREM Loan Transaction to reduce the outstanding balance of the Ermont Note. The difference between the face value of the Ermont Note and the present value recorded at the time of the Ermont Acquisition is being amortized to interest expense over the term of the Ermont Note. The fair value of the Ermont Note was $3.2 million and $2.9 million at December 31, 2025 and 2024, respectively. The current portion of the outstanding principal balance of the Ermont Note was $0.1 million and $0.5 million at of December 31, 2025 and 2024, respectively.

Greenhouse Naturals LLC

In December 2022, the Company acquired the assets associated with a cannabis dispensary in Beverly, Massachusetts (the "Beverly Dispensary") from Greenhouse Naturals LLC. In connection with this transaction, the Company issued a

$5.0 million promissory note to the sellers, payable on a monthly basis as a percentage of the monthly gross sales of the Beverly Dispensary (the "Greenhouse Naturals Note"). The Company recorded $0.7 million as a debt discount, which is being accreted to interest expense through the term of the Greenhouse Naturals Note, which matures in July 2031. The fair value of the Greenhouse Naturals Note was $3.4 million and $3.8 million at December 31, 2025 and 2024, respectively. The Company estimated that the current portion of the Greenhouse Naturals Note was $0.6 million and $0.8 million at December 31, 2025 and 2024, respectively, which amounts are included in Mortgages and notes payable, current portion, in the Company's consolidated balance sheets.

MedLeaf

In connection with the MedLeaf Acquisition, the Company issued the MedLeaf Note, totaling $2.0 million (see Note 3). The MedLeaf Note bore interest at a rate of 8.0% per annum and matured on October 5, 2025. The MedLeaf Note called for six equal principal payments, paid quarterly, which payments began on July 5, 2024. The Company made the final payment in September 2025, satisfying the MedLeaf Note in full. At December 31, 2024, the MedLeaf Note had an outstanding balance of $1.4 million, all of which was recorded as current.

Allgreens

In connection with the Allgreens Acquisition, the Company issued promissory notes aggregating $1.0 million (see Note 3). The Allgreens Notes bore interest at a rate of 7.5% per annum and matured one year from the date that the dispensary was permitted to commence operations. The Allgreens Notes had an aggregate outstanding balance of $1.0 million at December 31, 2024, all of which was recorded as current and was in default. In April 2025, the Company and the former owners of Allgreens agreed to revise the repayment terms of the Allgreens Notes. Pursuant to that agreement, the Company made a payment of $175,000 on April 16, 2025, with additional payments aggregating $130,000, $300,000 and $400,000, respectively, every thirty days thereafter, with the final payment made in July 2025, at which time the Allgreens Notes were satisfied in full.

Promissory Notes Issued to Purchase Property and Equipment

The Company had six and five outstanding promissory notes in connection with the purchase of commercial motor vehicles at December 31, 2025 and 2024, respectively. At December 31, 2025, the outstanding notes had an aggregate outstanding balance of approximately $185,000, of which approximately $45,000 was current. At December 31, 2024, the outstanding notes had an aggregate outstanding balance of approximately $178,000, of which approximately $33,000 was current. The weighted average interest rates of the outstanding balances were 11.11% and 11.38% at December 31, 2025 and 2024, respectively. The weighted average remaining terms of these notes were 4.06 years and 4.27 years at December 31, 2025 and 2024, respectively.

At each of December 31, 2025 and 2024, the Company had an outstanding note in connection with the 2024 purchase of a parking lot adjacent to its Middleborough, Massachusetts dispensary totaling $352,000. The note bears interest at 4.0%, with monthly interest-only payments and a balloon payment for the entire principal amount due on February 1, 2029.

In May 2025, the Company issued a promissory note in the amount of $392,950 in connection with the purchase of certain machinery and equipment (the "M&E Note"). The M&E Note bears interest at an imputed rate of 15.7% per annum, and matures in May 2027. At December 31, 2025, the current portion of the M&E Note was approximately $169,000.

Future Payments

The future principal payments due under the Company's outstanding mortgages and notes payable at December 31, 2025 were as follows (in thousands):

Year ending December 31,
2026	$2,553
2027	2,912
2028	2,940
2029	7,185
2030	2,998
Thereafter	57,454
Total future principal payments	76,042
Less: discount	(3,297)
Total future principal payments, net of discount	$72,745

(12) MEZZANINE EQUITY

Series B Convertible Preferred Stock

The Company had 4,908,333 shares of Series B Convertible Preferred Stock (the "Series B Stock") outstanding at each of December 31, 2025 and 2024, which shares were held by three institutional shareholders (the “Series B Holders”). The original issuance date of the Series B Stock was February 27, 2020. The Series B Holders were entitled to cast the number of votes equal to the number of shares of common stock into which the shares of Series B Stock were convertible, together with the holders of common stock as a single class, on most matters. However, the affirmative vote or consent of the Series B Holders voting separately as a class was required for certain acts taken by the Company, including the amendment or repeal of certain charter provisions, liquidation or winding up of the Company, creation of stock senior to the Series B Stock, and/or other acts as defined in the Series B Stock certificate of designation.

The Series B Stock would, with respect to dividend rights and rights on liquidation, winding up and dissolution, rank senior to the Company’s common stock. The Company could not declare, pay, or set aside any dividends on shares of any other class or series of capital stock of the Company unless the Series B Holders then outstanding first received, or simultaneously received, a dividend on each outstanding share of Series B Stock in an amount calculated pursuant to the Series B Stock certificate of designation.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Series B Holders then outstanding were entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment could be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to $3.00, plus any dividends declared but unpaid thereon, with any remaining assets distributed on a prorated basis among the holders of the shares of Series B Stock and common stock, based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to common stock.

At any time on or prior to the six-year anniversary of the original issuance date of the Series B Stock, (i) the Series B Holders had the option to convert their shares of Series B Stock into common stock at a conversion price of $3.00 per share, without the payment of additional consideration, and (ii) the Company had the option to convert all, but not less than all, of the shares of Series B Stock into the Company's common stock at a conversion price of $3.00 if the daily volume weighted average price of common stock (the “VWAP”) exceeded $4.00 per share for at least twenty consecutive trading days prior to the date on which the Company gave notice of such conversion to the Series B Holders.

On February 28, 2026, the day following the six-year anniversary of the 2020 issuance of the Series B Stock, pursuant to the mandatory conversion provisions of the Series B Stock, all outstanding shares of the Series B Stock would have automatically converted into 4,908,333 shares of common stock and the Company would have been obligated to pay the holders of the Series B Stock (the "Series B Holders") an amount equal to the difference between the sixty-day VWAP (approximately $0.1018) and $3.00 per share, or approximately $14.2 million (the "Series B Obligation").

Series B Stock Restructuring and Exchange Agreement

On February 24, 2026, the Company and the Series B Holders entered into a Restructuring and Exchange Agreement (the “Restructuring and Exchange Agreement”) to address and restructure the Series B Obligation (the “Loan Restructuring Transaction”) (see Note 21).

Series C Convertible Preferred Stock

In March 2021, the Company issued to Hadron Healthcare Master Fund ("Hadron") 6,216,216 shares of Series C Convertible Preferred Stock (the "Series C Stock") and warrants to purchase up to an aggregate of 15,540,540 shares of MariMed common stock in connection with a financing facility between the Company and Hadron. Each share of Series C Stock was convertible, at Hadron's option, into five shares of MariMed common stock, and each warrant is exercisable at an exercise price of $1.087 per share. The warrants, which expired on March 1, 2025, were subject to early termination if certain milestones were attained and the market value of the Company’s common stock reached certain predetermined levels.

During the year ended December 31, 2025, the Company converted, at Hadron's request in accordance with the terms and conditions of the Series C Stock Certificate of Designation, the remaining outstanding 1,155,274 shares of Series C Stock into 5,776,370 shares of the Company's common stock (the "Conversion"), after which no shares of Series C Stock were outstanding. The Conversion was effected at a conversion rate of five shares of the Company's common stock for each share of Series C Stock converted. The Company did not recognize either a gain or loss on the Conversion, as it was effected in accordance with the Series C Stock certificate of designation. There were no such conversions in the year ended December 31, 2024, and at December 31, 2024, 1,155,274 shares of Series C Stock remained outstanding.

(13) STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Amended and Restated 2018 Stock Award and Incentive Plan

The Amended and Restated Stock Award and Incentive Plan (the "2018 Plan") provides for the award of options to purchase the Company's common stock ("stock options"), restricted stock units ("RSUs"), stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance shares or other stock-based performance awards, as well as other stock- or cash-based awards. At December 31, 2025, there were 24,258,622 shares of common stock available for future issuance under the 2018 Plan.

Stock Options

A summary of the Company's stock option activity during the year ended December 31, 2025 was as follows:

	Shares	Weighted average exercise price
Outstanding at January 1, 2025	34,271,921	$0.79
Expired	(15,116,000)	$0.74
Outstanding at December 31, 2025	19,155,921	$0.82

Stock options granted under the 2018 Plan generally expire five years from the date of grant. At December 31, 2025, all of the stock options outstanding were vested, with a weighted average remaining life of approximately nine months. There were no stock options granted in the year ended December 31, 2025.

Restricted Stock Units

Holders of unvested restricted stock units ("RSUs") do not have voting and dividend rights. The grant date fair values of RSUs are recognized as expense on a straight-line basis over the requisite service periods. The fair value of RSUs is determined based on the market value of the Company's common stock on the date of grant.

The activity related to RSUs for the year ended December 31, 2025 was as follows:

	RSUs	Weighted average grant date fair value
Unvested at January 1, 2025	7,706,125	$0.27
Granted	13,668,188	$0.10
Vested	(10,432,811)	$0.18
Forfeited	(1,054,213)	$0.20
Outstanding at December 31, 2025	9,887,289	$0.15

Warrants

On May 2, 2024, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock to an entity in consideration for introductory and other services rendered in connection with certain funding and acquisition transactions. The warrants have an exercise price of $0.32 per share, were fully vested upon issuance, and expire on May 1, 2029. The grant date fair value of the warrants was approximately $218,000 using the Black-Scholes valuation model. This expense is included as a component of Acquisition-related and other in the Company's consolidated statements of operations for the year ended December 31, 2024. The Company did not grant any warrants in the year ended December 31, 2025.

During the year ended December 31, 2025, 16,540,540 warrants, with a weighted average exercise price of $1.07, expired. At December 31, 2025, warrants to purchase up to 21,548,936 shares of common stock were outstanding, with a weighted average exercise price of $0.46.

Other Common Stock Issuances

In addition to the activity related to RSUs described above and the shares issued in connection with the conversion of preferred stock to common stock (see Note 12), during the year ended December 31, 2025, the Company also issued 26,749 shares of restricted common stock under a licensing and royalty agreement with an aggregate fair value of approximately $3,000.

Stock-Based Compensation

The Company recorded stock-based compensation expense of $1.9 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively. The expense for the year ended December 31, 2025 related to RSUs. The expense for the year ended December 31, 2024 was comprised of $1.0 million for RSUs and $0.1 million for stock options.

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

The Company defines Adjusted EBITDA as income (loss) from operations, determined in accordance with GAAP, excluding the following:

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

The table below provides the Company's Net loss, Income from operations, and a reconciliation of Income from operations to Adjusted EBITDA for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Net loss	$(14,456)	$(12,430)

GAAP Income from operations	$(2,820)	$2,609
Depreciation and amortization of property and equipment	8,109	7,910
Amortization of acquired intangible assets	3,401	2,948
Inventory revaluation	5,559	3,667
Stock-based compensation	1,860	1,050
Severance	266	211
Acquisition-related and other	486	951
Adjusted EBITDA	$16,861	$19,346

(15) REVENUE

For the years ended December 31, 2025 and 2024, the Company’s revenue was derived from the following categories (in thousands):

	Year ended December 31,
	2025	2024
Product sales - retail	$89,024	$91,275
Product sales - wholesale	69,579	62,895
Other revenue	1,223	3,539
Total revenue	$159,826	$157,709

(16) MAJOR CUSTOMERS

The Company did not have any customers that contributed 10% or more of total revenue in the years ended December 31, 2025 or 2024.

At each of December 31, 2025 and 2024, there were no customers that accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable.

(17) LEASES

Lease Commitments

At December 31, 2025, the Company was the lessee under nine operating leases and thirty-seven finance leases. These leases contain rent holidays and customary escalations of lease payments for the types of facilities being leased. The Company's operating lease agreements include its corporate headquarters, dispensaries and cannabis production and processing facilities. Prior to the FSC Acquisition Date, the Company subleased three of these leased facilities to FSC and recognized rental income from these arrangements.

The Company recognizes rent expense on a straight-line basis over the expected lease term, including option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments. The Company leases machinery and office equipment under finance leases that expire from January 2026 through July 2031, with such terms comprising a major part of the economic useful life of the leased property.

The components of lease expense for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year ended December 31,
	2025	2024
Operating lease expense	$2,135	$2,069
Finance lease expense:
Amortization of right-of-use assets	$1,387	$1,145
Interest on lease liabilities	336	292
Total finance lease expense	$1,723	$1,437

The weighted average remaining lease terms and weighted average discount rates for the Company's operating leases and finance leases at December 31, 2025 and 2024 were as follows:

	Year ended December 31,
	2025	2024
Weighted average remaining lease term (years):
Operating leases	9.11	9.26
Finance leases	2.44	2.78
Weighted average discount rate:
Operating leases	11.6%	11.1%
Finance leases	10.9%	9.6%

Future minimum lease payments as of December 31, 2025 under all non-cancelable leases having an initial or remaining term of more than one year were as follows (in thousands):

Year ending December 31,	Operating leases	Finance leases
2026	$1,952	$2,092
2027	1,813	1,490
2028	1,757	698
2029	1,595	372
2030	1,034	42
Thereafter	6,762	19
Total lease payments	14,913	4,713
Less: imputed interest	(6,345)	(665)
Present value of lease liabilities	$8,568	$4,048

(18) RELATED PARTY TRANSACTIONS

The Company’s corporate offices are leased from an entity in which the Company’s President and Chief Executive Officer (the "CEO") has an investment interest. This lease expires in October 2028 and contains a five-year extension option. Expenses under this lease in the years ended December 31, 2025 and 2024 were approximately $285,000 and $233,000, respectively.

The Company procures nutrients, lab equipment, cultivation supplies, furniture and tools from an entity owned by the family of the Company’s Chief Operating Officer (the "COO"). Purchases from this entity totaled $6.2 million and $4.6 million in the years ended December 31, 2025 and 2024, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the COO and the Company's Chief Commercial Officer (the "CCO") under a royalty agreement. Under this agreement, the royalty on all sales of Betty’s Eddies products is 3.0% if sold directly by the Company and between 1.3% and 2.5% if licensed by the Company for sale by third parties. Future developed products have a royalty rate of 0.5% if sold directly by the Company and between 0.125% and 0.135% if licensed by the Company for sale by third parties. The aggregate royalties earned by the entity for the years ended December 31, 2025 and 2024 approximated $649,000 and $634,000, respectively.

During the years ended December 31, 2025 and 2024, one of the Company’s majority-owned subsidiaries paid distributions of approximately $6,400 and $5,000, respectively, to the CEO, who owns a minority equity interest in such subsidiary.

On June 10, 2024 (the "Membership Unit Purchase Date"), the CEO and COO purchased 5% and 15%, respectively, of the membership units of Mari Holdings Metropolis, LLC, one of the Company's majority-owned subsidiaries. These membership units were purchased from the previous minority interest-holder, and accordingly, the percentage of the noncontrolling interests in this majority-owned subsidiary remains unchanged. During the years ended December 31, 2025 and 2024, this majority-owned subsidiary made distribution payments to the CEO of approximately $9,000 and $6,750, respectively, and payments to the COO of approximately $27,000 and $20,250, respectively.

At December 31, 2025 and 2024, the Company had an outstanding accounts payable balance of approximately $448,000 and $251,000, respectively, primarily in connection with fixed assets purchased from a third-party company in which the CEO has a controlling interest. The Company assumed approximately $35,000 of accounts payable to that company as part of the FSC Acquisition. The Company also assumed an accounts payable amount of $21,000 from FSC to a second company in which the CEO has a controlling interest. These assumed liabilities related to cash advances to FSC in periods prior to the FSC Acquisition Date. In addition, during the fourth quarter of 2025, the CEO advanced $50,000 to the Company for certain operating activities.

At December 31, 2025, the Company’s mortgages with Bank of New England and DSB were personally guaranteed by the CEO.

(19) INCOME TAXES

The Company adopted Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") on a prospective basis within its annual reporting for the year ended December 31, 2025. ASU 2023-09 increases the disclosure requirements around rate reconciliation information and certain types of income taxes companies are required to pay. ASU 2023-09 became effective for the Company beginning with its 2025 annual financial statements, which additional disclosure is included herein.

Earnings before income taxes in the years ended December 31, 2025 and 2024 were taxed within the United States only. There were no earnings before taxes outside the United States.

The components of the Company provisions for income taxes for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year ended December 31,
	2025	2024
Current tax expense:
United States:
Federal	$3,110	$8,091
State and local	484	68
Total	3,594	8,159
Deferred tax expense:
United States:
Federal	—	—
State and local	—	—
Total	—	—
Total expense	$3,594	$8,159

At December 31, 2025 and 2024, the Company’s cumulative federal net operating losses were $38.6 million and $64.5 million, respectively. The provisions recorded in the years ended December 31, 2025 and 2024 were due in part to the impact of Section 280E of the Internal Revenue Code ("Section 280E"), which prohibits the deduction of certain ordinary business expenses, the change in valuation allowance against deferred tax assets, and other nondeductible expenses.

A reconciliation of the Company’s effective tax rate and the statutory tax rate for the year ended December 31, 2025 is as follows (dollars in thousands):

	Rate	Amount
U.S federal taxes at the statutory rate	21.0%	$(2,293)
State and local income taxes, net of federal income tax effect *	(5.0)%	550
Change in valuation allowance	23.3%	(2,540)
Nontaxable or nondeductible items:
Income from K-1s	(1.4)%	155
280E adjustment	(93.6)%	10,227
Non-deductible amortization	(4.0)%	437
RSU (windfall) shortfall	(1.4)%	150
Other	(1.0)%	106
Change in unrecognized tax benefits **	41.5%	(4,531)
Other:
Deferred tax true-ups	(10.1)%	1,098
Tax penalties	(1.5)%	158
Other	(0.7)%	77
Effective tax rate	(32.9)%	$3,594

* Primarily comprised of state taxes in Illinois.
** Includes federal and state income tax effects related to prior year uncertain tax positions.

A reconciliation of the Company’s effective tax rate and the statutory tax rate for the year ended December 31, 2024 is as follows:

U.S federal taxes at the statutory rate	21.0%
State taxes net of federal benefit	(9.9)%
Section 280E adjustment	(240.4)%
Other permanent non-deductible expenses	(27.7)%
Stock-based compensation	(3.5)%
Non-cash interest	(1.5)%
FIN 48 reserve	(2.7)%
Return to provision adjustments	3.1%
Other	3.4%
Valuation allowance	67.1%
Effective tax rate	(191.1)%

The income tax effect of the Company’s loss carryforwards and temporary differences at December 31, 2025 and 2024 were as follows:

	Year ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$12,747	12,690
Allowance for doubtful accounts	79	68
Stock-based compensation	560	2,333
Loss on equity investments	8,355	8,025
Change in fair value of investments	—	247
Lease liability	2,584	2,674
Accruals and reserves	399	169
Other	—	889
Deferred tax liabilities:
Fixed asset depreciation	(4,804)	(6,047)
Intangible asset amortization	(124)	(303)
Right of use assets	(2,481)	(2,613)
Other	(14)	—
Net deferred tax asset	17,301	18,132
Valuation allowance	(17,301)	(18,132)
Total	$—	$—

Federal net operating losses carry forward indefinitely, subject to an annual limitation of 80% of taxable income, while state net operating losses expire at various dates beginning in 2038. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code Section 382. The Company recorded valuation allowances against its net deferred tax assets at December 31, 2025 and 2024 due to the uncertainty regarding the realization of such assets. The Company’s assessment of the realization of its deferred tax assets in future periods may differ due to changing circumstances.

The Company's gross unrecognized tax benefits for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year ended December 31,
	2025	2024
Balance at January 1,	$5,256	$5,650
Additions based on tax positions related to prior years	5,471	3
Reductions due to effective settlements	(1,650)	—
Reductions due to statute of limitations lapse	(3,416)	(397)
Balance at December 31,	$5,661	$5,256

All of the unrecognized tax benefits are included as a component of Income taxes payable, which is a current liability. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. During the year ended December 31, 2025, the Company's unrecognized tax benefits increased by approximately $405,000 as a result of the lapse of the statute of limitations for uncertain tax positions relating to net operating losses deducted by subsidiaries that are subject to the provisions of Section 280E, offset by new positions taken related to deductions taken under Section 280E. During the year ended December 31, 2024, the Company's unrecognized tax benefits decreased by approximately $394,000 as a result of the lapse of the statute of limitations for uncertain tax positions relating to net operating losses deducted by subsidiaries that are subject to the provisions of Section 280E.

The Company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet at December 31, 2025 was $0.1 million.

The Company files income tax returns in the United States federal tax jurisdiction and various state jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended December 31, 2022 through December 31, 2025.

Cash paid (refunded) for income taxes in the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Year ended December 31,
	2025	2024
U.S. federal	$(1,021)	$780
U.S. state and local	308	(75)
Total	$(713)	$705

At each of December 31, 2025 and 2024, the Company's consolidated balance sheets included a receivable for income taxes of $0.8 million, representing requests for refunds from the Internal Revenue Service (the "IRS") and state taxing authorities, and are reported as components of Other current assets as of the respective balance sheets.

In June 2025, the IRS filed a lien against the Company in connection with an approximate $6 million 2023 tax liability. In December 2025, the IRS filed a lien against FSC, a subsidiary of the Company, in connection with a $1.3 million tax liability related to FSC, which the Company acquired in March 2025 (the “FSC Liability”). The Company recorded the FSC Liability as part of the allocation of purchase consideration to acquired assets and liabilities assumed (see Note 3). The Company is disputing each assessment through Collection Due Process Hearings and pursuing a resolution of each matter, including potential reduction or collection alternatives. While the matters are pending, IRS enforcement is generally stayed. Although both liabilities are fully accrued in the accompanying consolidated financial statements, an unfavorable outcome could materially impact the Company's operations and financial position.

(20) COMMITMENTS AND CONTINGENCIES

Litigation Risk

From time to time, the Company may become involved in litigation or regulatory proceedings in the ordinary course of its business. The cannabis industry is highly regulated, and many aspects of the Company's business involve substantial risk of liability. Further, as an employer of a significant number of full- and part-time employees, from time to time in the ordinary course of business, the Company faces claims and threatened claims from former employees alleging wrongful termination and other similar alleged wrongdoing, which the Company disputes and which are not material.

Bankruptcy Claim

In 2019, MariMed Hemp, Inc. ("MMH"), a subsidiary of the Company, sold hemp seed inventory to GenCanna Global Inc., (“GenCanna”), recording a related party receivable of approximately $29 million, which was fully reserved at December 31, 2019. In early 2020, GenCanna entered a Chapter 11 bankruptcy, which resulted in a liquidating plan that has been completed. In 2022, the Plan Administrator filed a complaint against MMH for alleged preferential transfers, which was settled in 2023 by reducing MMH's general unsecured claim to $15.5 million. In the three months ended September 30, 2024, MMH received a liquidation distribution of $116,250. On October 1, 2025, an incremental final liquidation distribution of $50,281 was received.

New Bedford, MA and Middleborough, MA Buildouts

In the third quarter of 2023, the Company recorded an increase of $2.0 million in building and building improvements and a corresponding accrued liability in the same amount for electrical work performed at the Company's New Bedford and Middleborough properties between December 2017 and June 2023. The electrical work was performed by an electrical contractor that is owned and/or controlled by the family of a non-officer/director Company stockholder who beneficially owned more than 5% of the Company's common stock when the electrical work began. The electrical work was primarily paid for by an entity that is indirectly controlled by that individual and another non-officer/director Company shareholder who also beneficially owned more than 5% of the common stock when the electrical work began. The Company repaid the two shareholders $300,000 each as salary between 2021 and 2023 (at the rate of $100,000 each per year), which payments have since been terminated. As of December 31, 2025, the $2.0 million accrued liability remains on the Company's consolidated balance sheet. Discussions to reach agreement with the entity that paid for the electrical work and all other interested parties to address this liability and related payment terms are ongoing.

(21) SUBSEQUENT EVENTS

Series B Stock Restructuring and Exchange Agreement

On February 24, 2026, the Company and the Series B Holders entered into the Restructuring and Exchange Agreement to address and restructure the Series B Obligation.

Pursuant to the Restructuring and Exchange Agreement, the then outstanding shares of Series B Stock were cancelled, and the Series B Obligation was extinguished. In exchange therefor, the Company issued to the Series B Holders (i) two new promissory notes in the aggregate principal amount of $8,000,000, one in the principal amount of $2,000,000, due March 1, 2028, accruing interest at a rate of 8.0% per annum (“Note #1”) and the other in the principal amount of $6,000,000, due March 1, 2031, accruing interest at a rate of 10.0% per annum (subject to reduction to 8.0% if Note #1 is paid in full within six (6) months of February 24, 2026) (“Note #2” collectively with Note #1, the “New Notes”), and (ii) 26,900,000 shares of an amended and restated class of the Company’s Series B Convertible Preferred Stock (the “New Series B Preferred Stock”), having an aggregate liquidation preference of $6,725,000 ($0.25 per share), and the rights, preferences and privileges set forth in the Second Amended and Restated Certificate of Designation filed with the Secretary of State of the State of Delaware on February 26, 2026 (the “Amended Certificate of Designation”). The New Notes are guaranteed by certain subsidiaries of the Company pursuant to a Subsidiary Guaranty, dated as of February 24, 2026 (the “Subsidiary Guaranty”).

The New Series B Preferred Stock is non-voting. However, the affirmative vote or consent of the holders of the New Series B Preferred Stock (the "New Series B Holders") voting separately as a class is required for certain acts taken by the Company, including the amendment or repeal of certain charter provisions, liquidation or winding up of the Company, creation of stock senior to the New Series B Preferred Stock, and/or other acts as defined in the Amended Certificate of Designation. The New Series B Preferred Stock shall, with respect to dividend rights and rights on liquidation, winding up and dissolution, rank senior to the common stock. The Company shall not declare, pay, or set aside any dividends on shares of any other class or series of capital stock of the Company unless the New Series B Holders shall first receive, or simultaneously receive, a dividend on each outstanding share of New Series B Preferred Stock in an amount calculated pursuant to the Amended Certificate of Designation.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the New Series B Holders shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to $0.25, plus any dividends declared but unpaid thereon, with any remaining assets distributed on a prorated basis among the New Series B Holders and the holders of common stock, based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to common stock.

At any time on or prior to the five-year anniversary of the original issuance date of the New Series B Preferred Stock, (i) the New Series B Holders have the option to convert their shares of New Series B Preferred Stock into shares of Common Stock on a one-for-one basis, without the payment of additional consideration, and (ii) the Company has the option to convert all, but not less than all, of the shares of New Series B Preferred Stock into Common Stock, on a one-for-one basis, if the VWAP exceeds $2.00 per share for at least twenty consecutive trading days prior to the date on which the Company gives notice of such conversion to the New Series B Holders and the average daily volume of shares traded is at least 400,000 shares.

On February 25, 2031, the day following the five-year anniversary of the original issuance date of the New Series B Preferred Stock, all outstanding shares of New Series B Preferred Stock shall automatically convert into common stock as follows:

If the sixty-day VWAP is less than or equal to $0.25 per share, the Company shall have the option to:

•convert all shares of New Series B Preferred Stock into shares of common stock at a conversion ratio of 1:1 (26,900,000 shares), subject to adjustment upon the occurrence of certain events, and pay cash to the New Series B Holders equal to the difference between the sixty-day VWAP and $0.25 per share; or
•pay cash to the New Series B Holders equal to $0.25 per share ($6,725,000).

If the sixty-day VWAP is greater than $0.25 per share, the Company shall have the option to:

•convert all shares of New Series B Preferred Stock into shares of common stock at a conversion price per share equal to $0.25 per share divided by the sixty-day VWAP;
•pay cash to the New Series B Holders equal to $0.25 per share ($6,725,000); or
•convert a number of shares of New Series B Preferred Stock, such number at the Company's sole discretion, into shares of the common stock valued at the sixty-day VWAP (the "Conversion Value") and pay cash to the New Series B Holders equal to the difference between $6,725,000 and the Conversion Value (shares issued multiplied by the sixty-day VWAP).

The Company shall at all times when New Series B Preferred Stock is outstanding, reserve and keep available such number of its duly authorized shares of common stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of New Series B Preferred Stock.

The Company evaluated the transaction under ASC 470, Debt, and ASC 480, Distinguishing Liabilities from Equity, and determined that the Loan Restructuring Transaction represents an extinguishment of the Series B Stock and issuance of new financial instruments The Company intends to record the New Notes at fair value as debt and included ass components of liabilities, and the New Series B Preferred Stock as temporary equity reported as mezzanine equity.

Based on preliminary valuation analysis, the Company estimates that it will recognize a non-cash gain on the extinguishment between $0.5 million an $1.0 million in the first quarter of 2026. The final non-cash gain may differ based upon the completion of valuation procedures.

Equity Transactions

Subsequent to December 31, 2025, the Company issued 971,396 shares of common stock in the aggregate underlying RSUs that vested on various dates prior to the filing of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2025 (the “Evaluation Date”). Based upon that evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item 10 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company's December 31, 2025 fiscal year.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company's December 31, 2025 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company's December 31, 2025 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company's December 31, 2025 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company's December 31, 2025 fiscal year.

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

3.1.7
Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on form 8-K filed March 2, 2026 with the SEC).

3.2	Amended and Restated By-Laws, effective as of August 5, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q, filed August 8, 2024 with the SEC).
4.1.1
Promissory Note, dated February 24, 2026, in the principal amount of $2,000,000, issued by the Registrant to Navy Capital Green Fund, LP, Navy Capital Green Co-Invest Fund, LLC and Navy Capital Green Holding II, LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed March 2, 2026 with the SEC).

4.1.2
Promissory Note, dated February 24, 2026, in the principal amount of $6,000,000, issued by the Registrant to Navy Capital Green Fund, LP, Navy Capital Green Co-Invest Fund, LLC and Navy Capital Holdings II, LLC (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed March 2, 2026 with the SEC).

4.3
Form of Common Stock Purchase Warrant, dated January 24, 2023, issued by the Registrant to the lenders (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed January 24, 2023 with the SEC).

4.4
Form of Promissory Note, dated November 16, 2023, issued by the Borrowers to Needham Bank (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed November 20, 2023 with the SEC).

4.5
Common Stock Purchase Warrant dated May 2, 2024, issued by the Registrant to Change Equity Capital LLC (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, filed August 8, 2024 with the SEC).

4.6 *	Description of Securities
10.1
MariMed Inc. Second Amended and Restated 2018 Stock Award and Incentive Plan, as amended and restated June 8, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 4, 2023 with the SEC).

Exhibit No.	Description
10.2
Exchange Agreement, dated as of February 27, 2020, among the Registrant, Navy Capital Green Management, LLC, a Delaware limited liability company, as discretionary investment manager of Navy Capital Green Fund, LP, and Navy Capital Green Co-Invest Fund, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 27, 2020 with the SEC).

10.3 ***
Form of Stock Option Agreement, dated July 9, 2021 Granted under the Amended and Restated 2018 Stock Award and Incentive Plan, as amended, dated July 9, 2021, with each of Robert Fireman, Jon R. Levine, and Timothy Shaw (incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q, filed November 15, 2021 with the SEC).

10.4 ***
Form of Stock Option Agreement Granted under the Amended and Restated 2018 Stock Award and Incentive Plan, a amended, dated October 1, 2021, with each of Robert Fireman, Jon R. Levine, and Timothy Shaw (incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q, filed November 15, 2021 with the SEC).

10.5
Settlement Agreement and General Release, dated August 19, 2021, between the Registrant and Thomas Kidrin (incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q, filed November 15, 2021 with the SEC).

10.6 ***
Amended and Restated Employment Agreement, effective as of February 28, 2023, between the Registrant and Jon R. Levine (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K, as amended, filed March 3, 2023 with the SEC).

10.7 ***
Amended and Restated Employment Agreement, effective as of February 28, 2023, between the Registrant and Timothy Shaw (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K, as amended, filed March 3, 2023 with the SEC).

10.8 ***
Form of Restricted Stock Unit Agreement under the Amended and Restated 2018 Stock Award and Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K, as amended, filed March 3, 2023 with the SEC).

10.9 ***
Form of Stock Option Agreement under the Amended and Restated 2018 Stock Award and Incentive Plan, as Amended (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K, as amended, filed March 3, 2023 with the SEC).

10.10
Omnibus Agreement, dated July 1, 2023, by and between MariMed Inc., MariMed Advisors Inc., MIA Development LLC, and First State Compassion Center, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly on Report Form 10-Q, filed on August 4, 2023 with the SEC).

10.11
Construction Loan Agreement, dated November 16, 2023, by and among Mari Holdings MD LLC, Hartwell Realty Holdings LLC, Kind Therapeutics USA, LLC, ARL Healthcare Inc. and MariMed Advisors Inc., and Needham Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 20, 2023 with the SEC).

10.12
Form of Guaranty, dated November 16, 2023, by and between MariMed Inc. and Needham Bank (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed November 20, 2023 with the SEC).

10.13 *
First Amendment to Construction Loan Agreement, dated December 31, 2025, by and among Mari Holdings MD LLC, Hartwell Realty Holdings LLC, Kind Therapeutics USA, LLC, ARL Healthcare Inc. and MariMed Advisors Inc., and Needham Bank.

10.14
Restructuring and Exchange Agreement, dated as of February 24, 2026, by and among MariMed Inc. and Navy Capital Green Management, LLC, as discretionary investment manager of Navy Capital Green Fund, LP, Navy Capital Green Co-Invest Fund, LLC, and Navy Capital Green Holdings IL, LLC (incorporated by reference to exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed March 2, 2026 with the SEC).

10.15
Subsidiary Guaranty, dated as of February 24, 2026, delivered in favor of Navy Capital Green Fund, LP, Navy Capital Green Co-Invest Fund, LLC, and Navy Capital Green Holdings II, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed March 2, 2026 with the SEC).

Exhibit No.	Description
19.1	Insider Trading Policy of the Registrant (incorporated by reference to Exhibit 19 to the Registrant's Annual Report on Form 10-K, filed March 6, 2025 with the SEC.)
21.1 *	Subsidiaries of the Registrant
23.1*	Consent of M&K CPAS, PLLC, dated March 12, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS XBRL*	Instance Document
101.SCH XBRL*	Taxonomy Extension Schema
101.CAL XBRL*	Taxonomy Extension Calculation Linkbase
101.DEF XBRL*	Taxonomy Extension Definition Linkbase
101.LAB XBRL*	Taxonomy Extension Label Linkbase
101.PRE XBRL*	Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.
*** This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 12, 2026

MARIMED INC.
(Registrant)

By:	/s/ Jon R. Levine
Name:	Jon R. Levine
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon R. Levine	President and Chief Executive Officer	March 12, 2026
Jon R. Levine	(Principal Executive Officer)

/s/ Mario Pinho	Chief Financial Officer	March 12, 2026
Mario Pinho	(Principal Financial Officer)

/s/ Edward Gildea	Director and Chairman of the Board	March 12, 2026
Edward Gildea

/s/ David Allen	Director	March 12, 2026
David Allen

/s/ Eva Selhub	Director	March 12, 2026
Eva Selhub