Form 10-Q
period 2026-03-31
MARIMED INC.
filed 2026-05-14
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2026, 399,266,091 shares of the registrant’s common stock were outstanding.

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

Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” included in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Any forward-looking statement made by the Company in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MariMed Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash, cash equivalents and restricted cash	$7,937	$8,884
Accounts receivable, net of allowances of $364 and $287 at March 31, 2026 and December 31, 2025, respectively	9,439	9,114
Inventory	39,296	36,601
Notes receivable, current portion	866	866
Other current assets	3,250	3,825
Total current assets	60,788	59,290
Property and equipment, net	88,054	89,385
Intangible assets, net	16,400	17,210
Goodwill	24,002	24,002
Operating lease right-of-use assets	7,539	7,723
Finance lease right-of-use assets	3,452	4,024
Other assets	950	931
Total assets	$201,185	$202,565

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Mortgages and notes payable, current portion	$3,295	$2,553
Accounts payable	15,109	14,586
Accrued expenses and other	10,357	9,509
Deferred revenue	1,473	1,394
Income taxes payable	29,589	26,981
Operating lease liabilities, current portion	1,998	1,952
Finance lease liabilities, current portion	1,938	2,092
Total current liabilities	63,759	59,067
Mortgages and notes payable, net of current portion	76,027	70,192
Operating lease liabilities, net of current portion	6,387	6,616
Finance lease liabilities, net of current portion	1,566	1,956
Total liabilities	147,739	137,831

Commitments and contingencies

MariMed Inc.
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Mezzanine equity
Series B convertible preferred stock, $0.001 par value; zero and 4,908,333 shares authorized, issued and outstanding at March 31, 2026 and December 31, 2025	—	14,725
New Series B convertible preferred stock, $0.001 par value; 26,900,000 and zero shares authorized, issued and outstanding at March 31, 2026 and December 31, 2025, respectively	6,933	—
Total mezzanine equity	6,933	14,725

Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 32,659,235 shares authorized; zero shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 398,906,622 and 396,911,368 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	399	397
Additional paid-in capital	179,723	179,405
Accumulated deficit	(131,717)	(127,932)
Noncontrolling interests	(1,892)	(1,861)
Total stockholders’ equity	46,513	50,009
Total liabilities, mezzanine equity and stockholders’ equity	$201,185	$202,565

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2026	2025

Revenue	$39,481	$37,906
Cost of revenue	24,205	22,817
Gross profit	15,276	15,089

Operating expenses:
Personnel	7,254	7,341
Marketing and promotion	765	908
General and administrative	6,887	6,250
Acquisition-related and other	169	112
Bad debt	76	1,388
Total operating expenses	15,151	15,999

Income (loss) from operations	125	(910)

Interest and other (expense) income:
Interest expense	(1,976)	(1,762)
Interest income	36	24
Gain on extinguishment of debt	699	—
Total interest and other expense, net	(1,241)	(1,738)

Loss before income taxes	(1,116)	(2,648)
Provision for income taxes	2,651	2,831

Net loss	(3,767)	(5,479)
Less: Net income attributable to noncontrolling interests	18	32
Net loss attributable to common stockholders	$(3,785)	$(5,511)

Net loss per share attributable to common stockholders:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic	397,450	382,557
Diluted	397,450	382,557

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Three months ended March 31, 2026
	Common stock		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value
Balances at January 1, 2026	396,911,368	$397	$179,405	$(127,932)	$(1,861)	$50,009
Release of shares under stock grants	2,057,122	2	(2)	—	—	—
Shares of newly vested common stock surrendered to the Company to satisfy tax withholding obligations	(61,868)	—	(5)	—	—	(5)
Distributions to non-controlling interests	—	—	—	—	(49)	(49)
Stock-based compensation	—	—	325	—	—	325
Net (loss) income	—	—	—	(3,785)	18	(3,767)
Balances at March 31, 2026	398,906,622	$399	$179,723	$(131,717)	$(1,892)	$46,513

	Three months ended March 31, 2025
	Common stock		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value
Balances at January 1, 2025	381,476,581	$381	$173,366	$(113,448)	$(1,752)	$58,547
Release of shares under stock grants	1,525,265	2	(2)	—	—	—
Shares of newly vested stock surrendered to the Company to satisfy tax withholding obligations	(108,161)	—	(9)	—	—	(9)
Conversion of preferred stock to common stock	5,776,370	6	4,269	—	—	4,275
Common stock issued under licensing agreement	9,015	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	(58)	(58)
Stock-based compensation	—	—	547	—		547
Net (loss) income	—	—	—	(5,511)	32	(5,479)
Balances at March 31, 2025	388,679,070	$389	$178,172	(118,959)	(1,778)	57,824

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss attributable to common stockholders	$(3,785)	$(5,511)
Net income attributable to noncontrolling interests	18	32
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of property and equipment	2,153	1,807
Amortization of intangible assets	810	949
Stock-based compensation	325	547
Amortization of debt discount	115	105
Amortization of debt issuance costs	18	18
Payment-in-kind interest	—	30
Bad debt expense	76	1,388
Obligations settled with common stock	—	1
Loss on disposal of assets	—	111
Gain on extinguishment of debt	(699)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(401)	(303)
Deferred rents receivable	—	12
Inventory	(2,695)	(453)
Other current assets	999	240
Other assets	(19)	(2,542)
Accounts payable	523	86
Accrued expenses and other	829	1,888
Deferred revenue	74	59
Income taxes payable	2,608	2,829
Net cash provided by operating activities	949	1,293

Cash flows from investing activities:
Purchases of property and equipment	(373)	(266)
Business combinations, net of cash acquired, and asset purchases	—	231
Advances toward future business combinations and asset purchases	—	(50)
Purchases and renewals of cannabis licenses	(380)	(56)
Proceeds from notes receivable	—	26
Net cash used in investing activities	(753)	(115)

MariMed Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2026	2025

Cash flows from financing activities:
Principal payments of mortgages	(414)	(401)
Principal payments of promissory notes	(236)	(478)
Principal payments of finance leases	(444)	(322)
Distributions	(49)	(58)
Net cash used in financing activities	(1,143)	(1,259)

Net decrease in cash and cash equivalents	(947)	(81)
Cash and equivalents, beginning of year	8,884	7,201
Cash and cash equivalents, end of period	$7,937	$7,120

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,757	$1,678
Cash paid for income taxes	$46	$—

Non-cash activities:
Renewal of existing operating leases	$94	$—
Entry into new finance leases	$—	$56
Conversion of preferred stock to common stock	$—	$4,275
Return of stock to the Company in connection with withholding taxes	$5	$9
Exchange of preferred stock for preferred stock	$6,933	$—
Exchange of preferred stock for notes payable	$7,093	$—

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

Interim results are not necessarily indicative of results for the full fiscal year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2026.

Certain reclassifications have been made to the previously issued financial statements to conform to the current period presentation.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements in the Annual Report. There were no material changes to the Company's significant accounting policies during the three-month period ended March 31, 2026.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. The fair values of these investments approximate their carrying values. The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. The Company had $1.8 million and $1.5 million of restricted cash at March 31, 2026 and December 31, 2025, respectively, which is held as collateral for the Company's Construction to Permanent Commercial Real Estate Mortgage Loan (the "CREM Loan") with Needham Bank, a Massachusetts co-operative bank (the "CREM Lender") (the "CREM Loan Collateral") (see Note 9).

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

Bad Debt Expense

The Company recorded $0.1 million of bad debt expense in the three months ended March 31, 2026 to reserve for certain trade receivable accounts. The Company recorded $1.4 million of bad debt expense in the three months ended March 31, 2025, comprised of $1.3 million of expense to fully reserve for an amount due from a credit card service provider (the "Service Provider Receivable") and $0.1 million of expense to reserve for certain trade receivable accounts. The Service Provider Receivable is included as a component of Other assets at both March 31, 2026 and December 31, 2025 in the condensed consolidated balance sheets.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, Accounting Standards Updates (“ASUs”) and does not believe that the future adoption of any such ASUs will have a material impact on its financial condition or results of operations.

(2) BUSINESS COMBINATION

First State Compassion Center

On July 1, 2023 (the "Omnibus Agreement Date"), the Company entered into an Omnibus Agreement (the "Omnibus Agreement") with First State Compassion Center ("FSC"): (a) consolidating all amounts owed by FSC to the Company and its affiliated entities as described below, aggregating $11.0 million; (b) providing for the automatic conversion of all amounts owed by FSC to the Company, upon the approval of adult cannabis use in Delaware, into 100% ownership of FSC's licenses and business; and (c) extending to FSC, in the Company's sole discretion, up to an additional $2.0 million of working capital loans. The Omnibus Agreement had a term of five years, with an automatic five-year extension if adult cannabis was not approved in Delaware by the maturity date, and bore interest, compounded semiannually and payable annually, at the appropriate rate of interest in effect under Sections 1274(d), 482 and 7872 of the Internal Revenue Code of 1986, as amended, as calculated under Rev. Ruling 86-17, 1986-1 C.B. 377, for the period for which the amount of interest was being determined. During 2025, the State of Delaware approved the adult use of cannabis, and the acquisition of FSC by the Company (the "FSC Acquisition") was completed effective March 1, 2025 (the "FSC Acquisition Date"). Effective on the FSC Acquisition Date, the amount owed by FSC to the Company was treated as purchase consideration as part of the purchase accounting for FSC (the "FSC Consideration"). Prior to the FSC Acquisition Date, this amount was included as a component of Other assets in the condensed consolidated balance sheets. The Company also wrote off deferred rents receivable aggregating $0.5 million related to the facilities FSC had subleased from the Company through the FSC Acquisition Date.

The Company's condensed consolidated statement of operations for the three months ended March 31, 2025 included $0.8 million of revenue and $0.2 million of net loss attributable to FSC for the period subsequent to the FSC Acquisition Date.

The FSC Acquisition has been accounted for as a business combination. A summary of the final allocation of the FSC Consideration to the acquired and identifiable intangible assets is as follows (in thousands):

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

The Company is amortizing the identifiable intangible assets arising from the FSC Acquisition in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 5.84 years. Goodwill results from assets not separately identifiable as part of the transaction and is not deductible for tax purposes.

The following unaudited pro forma information presents the condensed combined results of MariMed and FSC for the three months ended March 31, 2025 as if the FSC Acquisition had been completed on January 1, 2024, with adjustments to give effect to pro forma events that are directly attributable to the FSC Acquisition. These pro forma adjustments include amortization of acquired intangibles arising from the FSC Acquisition, the reversal of income recognized by MariMed attributable to FSC as its managed client, and the reversal of expense recorded by FSC in connection with its management agreement with MariMed.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of MariMed and FSC. Accordingly, these unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results that would have been achieved had the FSC Acquisition occurred on January 1, 2024, nor are they intended to represent or be indicative of future results of operations. These unaudited pro forma results for the three months ended March 31, 2025 are as follows (in thousands):

(unaudited)
Revenue	$39,284
Net loss	$(9,463)

Valuation of Acquired Intangible Assets

The valuation of acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company uses an income approach to value acquired trade names and trademarks, licenses and customer bases, and non-compete intangible assets. The valuation for each of these intangible assets is based on estimated projections of expected cash flows to be generated by the assets discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company’s estimates of new markets, products and customers and its outcome through key assumptions driving asset values, including sales growth, royalty rates and other related costs.

Disposition of Missouri Operations and Exit from Pending Transaction

Robust Missouri Process and Manufacturing, LLC ("Robust")

In September 2022, the Company entered into an agreement to acquire 100% of the membership interests in Robust Missouri Processing and Manufacturing 1, LLC, a Missouri wholesale and cultivator ("Robust"), for $700,000 in cash (the "Robust Agreement"). Completion of the acquisition was dependent upon obtaining all requisite approvals from the Missouri Department of Health and Senior Services. In August 2024, the State of Missouri approved a facility license to conduct business, but had not yet approved the application to transfer the license from Robust to the Company (the "License Transfer"). The Company was conducting business under a managed service agreement until the final approval of the License Transfer. Pursuant to the Robust Agreement, the Company made an initial advance payment of $350,000 (the "Advance Payment"), with the balance due at closing, which was to occur upon the State of Missouri's approval of the License Transfer.

On October 28, 2025, the Company announced that it had completed a strategic review of its Missouri business operations and had decided to exit that market, effective immediately (the "Missouri Exit"). In furtherance thereof, the Company entered into an agreement to sell and assign its rights, interests and duties as outlined in the Robust Agreement, and to transfer its ownership of all Company-held assets purchased in connection with the Robust Agreement to the buyer, including inventory and fixed assets, and wrote off the Advance Payment. The Company also negotiated the forgiveness of an outstanding payable for purchases it had made under the Robust Agreement. The Company recognized a loss on the Missouri Exit of $0.8 million in the fourth quarter of 2025.

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
Weighted average shares outstanding - basic	397,450	382,557
Potential dilutive common shares	—	—
Weighted average shares outstanding - diluted	397,450	382,557

(4) INVENTORY

Inventory at March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Plants	$5,555	$6,594
Ingredients and other raw materials	8,159	7,577
Work-in-process	10,435	9,568
Finished goods	15,147	12,862
	$39,296	$36,601

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

The Company received rental payments and recognized rental income of $0.2 million in the three months ended March 31, 2025. These payments were recognized as revenue on a straight-line basis.

(6) NOTE RECEIVABLE AND OMNIBUS AGREEMENT

Note Receivable

At each of March 31, 2026 and December 31, 2025, the Company had a note receivable from Healer LLC, an entity that provides cannabis education, dosage programs and products developed by Dr. Dustin Sulak ("Healer"), of approximately $866,000. The note bore interest at a rate of 6% per annum and required quarterly payments of interest through the original April 2026 maturity date. The Company had the right to offset any licensing fees payable by the Company to Healer in the event Healer failed to make any payment when due. As of March 31, 2026, all interest payments were current.

On May 6, 2026,the Company and Healer entered into an Amended and Restated Promissory Note (the "Amended Healer Note"), which extended the maturity date of the original note to April 1, 2033, effective April 1, 2026. The Amended Healer Note bears interest at a rate of 6% per annum and requires quarterly interest-only payments through March 1, 2028. Effective April 1, 2028, the Amended Healer Note requires quarterly payments of both principal and interest for the remaining five years of the note through the maturity date, with such principal payments based on a five-year amortization schedule. The Company continues to have the right to offset any licensing fees payable by the Company to Healer in the event Healer fails to make any payment when due.

Omnibus Agreement

The amount due under the Omnibus Agreement, which was included as a component of Other assets in the condensed consolidated balance sheet prior to the FSC Acquisition Date, was treated as purchase consideration in connection with the FSC Acquisition (see Note 2).

(7) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net, at March 31, 2026 and December 31, 2025 was comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Land	$6,151	$6,151
Buildings and building improvements	56,770	56,770
Tenant improvements	30,980	30,980
Furniture and fixtures	2,208	2,208
Machinery and equipment	19,889	19,843
Construction in progress	900	565
	116,898	116,517
Less: accumulated depreciation	(28,844)	(27,132)
Property and equipment, net	$88,054	$89,385

The Company recorded depreciation expense related to property and equipment of $2.2 million and $1.8 million in the three months ended March 31, 2026 and 2025, respectively.

The Company did not dispose of any property and equipment during the three months ended March 31, 2026.

(8) INTANGIBLE ASSETS AND GOODWILL

The Company’s acquired intangible assets at March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

March 31, 2026	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradenames and trademarks	5.64	$3,729	$3,365	$364
Licenses and customer base	8.68	23,955	7,919	16,036
Non-compete agreements	2.00	42	42	—
	8.23	$27,726	$11,326	$16,400

December 31, 2025	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradenames and trademarks	5.64	$3,729	$3,224	$505
Licenses and customer base	8.68	23,955	7,250	16,705
Non-compete agreements	2.00	42	42	—
	8.23	$27,726	$10,516	$17,210

Estimated future amortization expense for the Company’s intangible assets at March 31, 2026 was as follows:

Year ending December 31,
Remainder of 2026	$2,151
2027	2,867
2028	2,709
2029	2,230
2030	1,924
Thereafter	4,519
Total	$16,400

The changes in the carrying value of the Company’s goodwill in the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	2026	2025
Balance at January 1,	$24,002	$15,812
FSC Acquisition	—	3,670
Balance at March 31,	$24,002	$19,482

(9) DEBT

Mortgages and Notes Payable

The Company’s mortgages and notes payable are reported in the aggregate on the condensed consolidated balance sheets under the captions Mortgages and notes payable, current portion, and Mortgages and notes payable, net of current portion.

The Company’s mortgage and notes payable balances at March 31, 2026 and December 31, 2025 were comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
CREM Loan, net of debt discount of $1,369 and $1,387 at March 31, 2026 and December 31, 2025, respectively	$55,730	$56,037
Bank of New England - Wilmington, DE property	911	947
DuQuoin State Bank - Anna, IL and Harrisburg, IL properties	1,973	1,979
DuQuoin State Bank - Metropolis, IL property	2,342	2,358
DuQuoin State Bank - Mt. Vernon, IL property (retail)	1,093	1,103
Du Quoin State Bank - Mt. Vernon, IL property (grow and production)	2,793	2,814
Promissory note issued to the holders of the Series B Convertible Preferred Stock under the Restructuring and Exchange Agreement (see Note 10), net of debt discount of $176 at March 31, 2026	1,797	—
Promissory note issued to the holders of the Series B Convertible Preferred Stock under the Restructuring and Exchange Agreement (see Note 10), net of debt discount of $732 at March 31, 2026	5,239	—
Promissory note issued as purchase consideration - Ermont Acquisition, net of debt discount of $1,266 and $1,327 at March 31, 2026 and December 31, 2025, respectively	3,319	3,248
Promissory note issued as purchase consideration - Greenhouse Naturals Acquisition, net of debt discount of $501 and $513 at March 31, 2026 and December 31, 2025, respectively	3,347	3,429
Promissory note issued to purchase land	352	352
Promissory notes issued to purchase motor vehicles	173	185
Promissory note issued to purchase other machinery and equipment	253	293
Total mortgages and notes payable	79,322	72,745
Less: Mortgages and notes payable, current portion	(3,295)	(2,553)
Mortgages and notes payable, net of current portion	$76,027	$70,192

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

The CREM Lender initially released $52.8 million to the CREM Borrowers (the "Initial CREM Distribution"), with the remaining proceeds of $5.9 million placed into escrow to complete the expansion of the Company's Hagerstown, Maryland cultivation facility (the "Hagerstown Facility"), with any unused proceeds to be released to the Company after completion of the Hagerstown Facility expansion. The Company used $46.8 million of the Initial CREM Distribution to fully repay certain of its outstanding debt obligations. These payments were comprised of $32.7 million to pay off its previous term loan administered by Chicago Atlantic Admin, LLC, $11.9 million to pay off the mortgage with Bank of New England for the New Bedford, MA and Middleborough, MA properties, and $2.2 million to reduce the outstanding balance of the note issued by the Company in connection with the Ermont Acquisition (described below).

The Company incurred bank closing costs and third party costs (i.e., legal fees, etc.) aggregating $1.5 million in connection with the CREM Loan Transaction, which were recorded as a discount to the Loan Transaction (the "CREM Closing Costs Discount"), and which are being amortized to interest expense over the term of the CREM Loan Transaction. The Company recorded approximately $18,000 of interest amortization in each of the three months ended March 31, 2026 and 2025 related to the CREM Closing Costs Discount.

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

During the three months ended March 31, 2026, the Company made payments aggregating $1.5 million, comprised of $0.3 million of principal and $1.2 million of interest. During the three months ended March 31, 2025, the Company made payments aggregating $1.5 million, comprised of $0.3 million of principal and $1.2 million of interest. The current portion of the outstanding principal balance of the CREM Loan was $1.3 million at each of March 31, 2026 and December 31, 2025.

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

Bank of New England (Wilmington, Delaware)

The Company maintains a mortgage with Bank of New England in connection with the 2016 purchase of a building in Wilmington, DE, which was developed into a cannabis seed to sale facility. The mortgage matures in 2031, with monthly principal and interest payments at a rate of 5.25% per annum, with the rate adjusting every five years to the then-prime rate plus 1.5%, with a floor of 5.25% per annum. The next interest rate adjustment will occur in September 2026. The current portion of the outstanding principal balance under this mortgage at was approximately $150,000 and $148,000 at March 31, 2026 and December 31, 2025, respectively.

DuQuoin State Bank (Anna, Illinois and Harrisburg, Illinois)

In May 2016, the Company entered into a loan and mortgage agreement with DuQuoin State Bank ("DSB") for the purchase of properties in Anna, IL and Harrisburg, IL, which the Company developed into two free-standing retail dispensaries (the "DSB Original Mortgage"). In May 2025, the Company refinanced this mortgage with DSB at a rate of 9.5% per annum (the "DSB Mortgage"). The DSB Mortgage matures in May 2045. The Company used $0.7 million of the proceeds from the DSB Mortgage to retire the DSB Original Mortgage. The current portion of the outstanding principal balance under the DSB Refinance Mortgage was approximately $38,000 at each of March 31, 2026 and December 31, 2025.

DuQuoin State Bank (Metropolis, Illinois)

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, Illinois. In connection with this purchase, the Company entered into a loan and mortgage agreement with DSB in the amount of $2.7 million that matures in July 2041, and which currently bears interest at a rate of 11.25% per annum, which rate is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and holds the related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. The current portion of the outstanding principal balance of this mortgage was approximately $61,000 and $55,000 at March 31, 2026 and December 31, 2025 respectively.

DuQuoin State Bank (Mt. Vernon, Illinois grow and production)

In July 2022, Mari Holdings Mt Vernon LLC, a wholly-owned subsidiary of the Company, entered into a $3.0 million loan and mortgage agreement with DSB secured by property owned by the Company in Mt. Vernon, Illinois, which it is developing into a grow and production facility. The mortgage has a 20-year term and currently bears interest at the rate of 11.25% per annum, subject to adjustment on each annual anniversary date to the Wall Street Journal U.S. Prime Rate (with an interest rate floor of 7.75%). The proceeds of the loan were utilized for the build-out of the property and for working capital purposes. The current portion of the outstanding principal balance of this mortgage was approximately $62,000 and $61,000 at March 31, 2026 and December 31, 2025, respectively.

DuQuoin State Bank (Mt. Vernon, Illinois retail)

In January 2024, the Company refinanced this property and entered into a $1.2 million loan and mortgage agreement with DSB. The mortgage has a 17-year term and bears interest at a rate of 9.50% per annum. The current portion of the outstanding principal balance of this mortgage was approximately $22,000 and $30,000 at March 31, 2026 and December 31, 2025, respectively.

Promissory Notes

Promissory Notes Issued Under the Restructuring and Exchange Agreement with the Holders of the Series B Convertible Preferred Stock

On February 24, 2026, the Company and the holders of its Series B Convertible Preferred Stock (the "Series B Holders") entered into a Restructuring and Exchange Agreement (the "Series B Restructuring Agreement") to restructure the Company's existing obligation under the Series B Convertible Preferred Stock (the "Series B Obligation") described in Note 10.

Pursuant to the Series B Restructuring Agreement, all outstanding shares of outstanding Series B Convertible Preferred Stock were cancelled, and the Series B Obligation was extinguished. In exchange, the Company issued to the Series B Holders (i) two new promissory notes in the aggregate principal amount of $8.0 million, one in the principal amount of $2.0 million, due March 1, 2028, accruing interest at a rate of 8.0% per annum (“Note #1”) and the other in the principal amount of $6.0 million, due March 1, 2031, accruing interest at a rate of 10.0% per annum (subject to reduction to 8.0% if Note #1 is paid in full within six (6) months of February 24, 2026) (“Note #2” collectively with Note #1, the “New Notes”), and (ii) 26,900,000 shares of an amended and restated class of the Company’s Series B Convertible Preferred Stock (the “New Series B Preferred Stock”), having an aggregate liquidation preference of $6.725 million ($0.25 per share), and the rights, preferences and privileges set forth in the Second Amended and Restated Certificate of Designation filed with the Secretary of State of the State of Delaware on February 26, 2026 (the “Amended Certificate of

Designation”). The New Notes are guaranteed by certain subsidiaries of the Company pursuant to a Subsidiary Guaranty dated as of February 24, 2026 (the “Subsidiary Guaranty”).

The transaction was accounted for as an extinguishment of the Series B Obligation in accordance with Accounting Standards Codification 470, Debt ("ASC 470"), and a gain on the extinguishment of $0.7 million was recognized. This amount is included in the Company's condensed consolidated statement of operations for the three months ended March 31, 2026.

The New Notes were initially recorded at fair value. The difference between the principal amount and the allocated fair value was recorded as a debt discount, which is being accreted to interest expense over the respective terms of the New Notes.

Note #1

Note #1 was initially recorded at a fair value of $1.8 million. This amount is net of the $0.2 million recorded as a debt discount, which is being accreted through the term of Note #1 to interest expense. The fair value of Note #1 was $1.8 million at March 31, 2026. The current portion of the outstanding principal balance of Note #1 was $0.4 million at March 31, 2026.

Note #2

Note #2 was initially recorded at a fair value of $5.3 million. This amount is net of the $0.7 million recorded as a debt discount, which is being accreted through the term of Note #2 to interest expense. The fair value of Note #2 was $5.2 million at March 31, 2026. The current portion of the outstanding principal balance of Note #2 was $0.4 million at March 31, 2026.

Promissory Notes Issued as Purchase Consideration

Ermont

In connection with the March 9, 2023 acquisition of Ermont Inc. (the "Ermont Acquisition"), the Company issued a promissory note to the sellers in the principal amount of $7.0 million (the "Ermont Note"). The Ermont Note matures in March 2029, and bears interest at a rate of 6.0% per annum, with payments of interest-only for two years, and quarterly payments of principal and interest in arrears thereafter. The outstanding balance on the Ermont Note is subject to prepayment in full in the event the Company raises $75.0 million or more of equity capital. The Company recorded the Ermont Note at a present value of $4.6 million. This amount is net of the $2.4 million recorded as a debt discount, which is being accreted through the term of the Ermont Note to interest expense. As discussed above, on November 26, 2023, the Company used $2.2 million of the proceeds from the CREM Loan Transaction to reduce the outstanding balance of the Ermont Note. The difference between the face value of the Ermont Note and the present value recorded at the time of the Ermont Acquisition is being amortized to interest expense over the term of the Ermont Note. The fair value of the Ermont Note was $3.3 million and $3.2 million at March 31, 2026 and December 31, 2025, respectively. The current portion of the outstanding principal balance of the Ermont Note was $0.1 million at each of March 31, 2026 and December 31, 2025, respectively.

Greenhouse Naturals LLC

In December 2022, the Company completed the acquisition from Greenhouse Naturals LLC of the assets associated with a cannabis dispensary in Beverly, Massachusetts (the "Beverly Dispensary"). In connection with this transaction, the Company issued a $5.0 million promissory note to the sellers, payable on a monthly basis as a percentage of the monthly gross sales of the Beverly Dispensary (the "Greenhouse Naturals Note"). The Company recorded $0.7 million as a debt discount, which is being accreted to interest expense through the term of the Greenhouse Naturals Note, which matures in July 2026. The fair value of the Greenhouse Naturals Note was $3.3 million and $3.4 million at March 31, 2026 and December 31, 2025, respectively. The Company estimated that the current portion of the Greenhouse Naturals Note was $0.5 million and $0.6 million at March 31, 2026 and December 31, 2025, respectively.

MedLeaf

In connection with the acquisition of Our Community Wellness & Compassionate Care Center, Inc. ("MedLeaf"), the Company issued a promissory note to the sellers of MedLeaf totaling $2.0 million as part of the purchase consideration (the "MedLeaf Note"). The MedLeaf Note bore interest at a rate of 8.0% per annum and was scheduled to mature on October 5, 2025. It called for six equal quarterly payments beginning on July 5, 2024. The Company made the final payment in September 2025, satisfying the MedLeaf Note in full.

Allgreens

In connection with the Allgreens Acquisition, the Company issued promissory notes aggregating $1.0 million to the sellers of Allgreens as part of the purchase consideration (the "Allgreens Notes"). The Allgreens Notes bore interest at a rate of 7.5% per annum and were scheduled to mature one year from the date that the dispensary was permitted to commence operations. In April 2025, the Company and the former owners of Allgreens agreed to revise the repayment terms of the Allgreens Notes. Pursuant to that agreement, the Company made a payment of $175,000 on April 16, 2025, with additional payments aggregating $130,000, $300,000 and $400,000, respectively, every thirty days thereafter. The Company made the final payment of $400,000 in July 2025, satisfying the Allgreens Notes in full.

Promissory Notes Issued to Purchase Property and Equipment

The Company had six outstanding promissory notes in connection with the purchase of commercial motor vehicles at each of March 31, 2026 and December 31, 2025. At March 31, 2026, the outstanding notes had an aggregate outstanding balance of approximately $173,000, of which approximately $43,000 was current. At December 31, 2025, the outstanding notes had an aggregate outstanding balance of approximately $185,000, of which approximately $45,000 was current. The weighted average interest rates of the outstanding balances were 11.15% and 11.11% at March 31, 2026 and December 31, 2025, respectively. The weighted average remaining terms of these notes were 3.87 years and 4.06 years at March 31, 2026 and December 31, 2025, respectively.

The Company had an outstanding note totaling $352,000 at each of March 31, 2026 and December 31, 2025 in connection with the purchase, in the second quarter of 2024, of a parking lot adjacent to its Middleborough, Massachusetts dispensary (the "Middleborough Note") at both March 31, 2026 and December 31, 2025. The Middleborough Note bears interest at a rate of 4.0% per annum, with monthly interest-only payments and a balloon payment for the entire principal amount due on February 1, 2029.

In May 2025, the Company issued a promissory note in the amount of $392,950 in connection with the purchase of certain machinery and equipment (the "M&E Note"). The M&E Note bears interest at an imputed rate of 15.7% per annum, and matures in May 2027. The current portion of the M&E Note was approximately $175,000 and $169,000 at March 31, 2026 and December 31, 2025, respectively.

Future Payments

The future principal amounts due under the Company's outstanding mortgages and notes payable at March 31, 2026 were as follows (in thousands):

Year ending December 31,
Remainder of 2026	$2,427
2027	3,749
2028	4,630
2029	7,775
2030	3,650
Thereafter	60,311
Total future principal payments	82,542
Less: discount	(3,220)
Total future principal payments, net of discount	$79,322

(10) MEZZANINE EQUITY

Series B Convertible Preferred Stock and Restructuring and Exchange Agreement

Series B Convertible Preferred Stock

The Company had 4,908,333 shares of Series B Convertible Preferred Stock (the "Series B Stock") outstanding at December 31, 2025, which were held by three institutional stockholders. The Series B Stock ranked senior to the Company’s common stock with respect to dividend and liquidation rights. In the event of liquidation, the Series B Holders were entitled to receive $3.00 per share, plus any declared but unpaid dividends, prior to any distribution to the Company's common stockholders. At any time on or prior to February 28, 2026, the Series B Holders could convert their shares of Series B Stock into shares of the Company's common stock at a conversion price of $3.00 per share. The Company also had the option to force conversion if the Company's common stock traded above specified thresholds.

On February 28, 2026, the six-year anniversary of the issuance of the Series B Stock, all such outstanding shares were scheduled to automatically convert into 4,908,333 shares of the Company's common stock and the Company would have been required to pay the Series B Holders the Series B Obligation, calculated as an amount equal to the difference between the sixty-day VWAP of $0.1018 and $3.00 per share, or $14.2 million.

Restructuring and Exchange Agreement

On February 24, 2026, the Company and the Series B Holders entered into the Series B Restructuring Agreement to restructure the Series B Obligation.

Pursuant to the Series B Restructuring Agreement, the then-outstanding shares of Series B Stock were cancelled, and the Series B Obligation was extinguished. In exchange, the Company issued to the Series B Holders:
•the New Notes with an aggregate principal amount of $8.0 million, comprised of:
◦Note #1 in the principal amount of $2.0 million, due March 1, 2028, accruing interest at a rate of 8.0% per annum; and
◦Note #2 in the principal amount of $6.0 million, due March 1, 2031, accruing interest at a rate of 10.0% per annum (subject to reduction to 8.0% if Note #1 is paid in full within six (6) months of February 24, 2026); and
•26,900,000 shares of the New Series B Preferred Stock, with an aggregate liquidation preference of $6.725 million ($0.25 per share), and the rights, preferences and privileges set forth in the Amended Certificate of Designation.

The New Notes are guaranteed by certain subsidiaries of the Company pursuant to a Subsidiary Guaranty.

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

At any time on or prior to the five-year anniversary of the original issuance date of the New Series B Preferred Stock, (i) the New Series B Holders have the option to convert their shares of New Series B Preferred Stock into shares of common stock on a one-for-one basis, without the payment of additional consideration, and (ii) the Company has the option to convert all, but not less than all, of the shares of New Series B Preferred Stock into shares of common stock, on a one-for-one basis, if the VWAP exceeds $2.00 per share for at least twenty consecutive trading days prior to the date on which the Company gives notice of such conversion to the New Series B Holders and the average daily volume of shares traded is at least 400,000 shares.

On February 25, 2031, all outstanding shares of New Series B Preferred Stock shall automatically convert into common stock as follows:

If the sixty-day VWAP is less than or equal to $0.25 per share, the Company shall have the option to:

•convert all shares of New Series B Preferred Stock into shares of common stock at a conversion ratio of 1:1 (26,900,000 shares), subject to adjustment upon the occurrence of certain events, and pay cash to the New Series B Holders equal to the difference between the sixty-day VWAP and $0.25 per share; or
•pay cash to the New Series B Holders equal to $0.25 per share ($6.725 million).

If the sixty-day VWAP is greater than $0.25 per share, the Company shall have the option to:

•convert all shares of New Series B Preferred Stock into shares of common stock at a conversion price per share equal to $0.25 per share divided by the sixty-day VWAP;
•pay cash to the New Series B Holders equal to $0.25 per share ($6.725 million); or
•convert a number of shares of New Series B Preferred Stock, such number at the Company's sole discretion, into shares of the common stock valued at the sixty-day VWAP (the "Conversion Value") and pay cash to the New Series B Holders equal to the difference between $6.725 million and the Conversion Value (shares issued multiplied by the sixty-day VWAP).

The Company shall at all times when New Series B Preferred Stock is outstanding, reserve and keep available such number of its duly authorized shares of common stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of New Series B Preferred Stock.

The Company evaluated the transaction and determined that the transaction represented an extinguishment of the Series B Stock and the issuance of new financial instruments with substantially different economic terms and legal rights. The New Notes require contractual cash repayment, bear stated cash interest and do not contain equity conversion features. Accordingly, the New Notes met the definition of debt and were recorded as liabilities at fair value as of the date of issuance (see Note 9) . The New Series B Preferred Stock does not require unconditional redemption at a fixed date, contains contingent cash settlement features and provides the Company with settlement discretion, as described above. Accordingly, the Company determined that the New Series B Preferred Stock should be classified as mezzanine equity. The New Notes, net of debt discount, are included as components of liabilities and the New Series B Preferred Stock is reported as mezzanine equity in the condensed consolidated balance sheets at March 31, 2026.

The Company recorded the New Notes and the New Series B Preferred Stock at their respective fair values at the transaction date and allocated the total consideration transferred based on their relative fair values. The Company recognized a non-cash gain on the extinguishment of $0.7 million in the three months ended March 31, 2026, representing the excess of the carrying value of the Series B Obligation over the aggregate fair value of the New Notes and New Series B Preferred Stock. The New Notes, net of debt discount, are included as components of liabilities (see Note 9) and the New Series B Preferred Stock is reported as mezzanine equity in the condensed consolidated balance sheets at March 31, 2026.

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

During the three months ended March 31, 2025, the Company converted, at Hadron's request in accordance with the terms and conditions of the Series C Stock certificate of designation, a total of 1,155,274 shares of Series C Stock into 5,776,370 shares of the Company's common stock (the "Conversion"). The Conversion was effected at a conversion rate of five shares of the Company's common stock for each share of Series C Stock converted. The Company did not recognize either a gain or loss on the Conversion as it was effected in accordance with the Series C Stock certificate of designation. As a result of the Conversion, no shares of Series C Stock were outstanding at either March 31, 2026 or December 31, 2025.

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

Stock Options

A summary of stock option activity during the three months ended March 31, 2026 is below:

	Shares	Weighted average exercise price
Outstanding at January 1, 2026	19,155,921	$0.82
Expired	(1,115,000)	$0.57
Outstanding at March 31, 2026	18,040,921	$0.84

Stock options granted under the Plan generally expire five years from the date of grant. At March 31, 2026, the stock options outstanding had a weighted average remaining life of approximately six months. The Company did not grant any stock options during the three months ended March 31, 2026.

Restricted Stock Units

Holders of unvested restricted stock units ("RSUs") do not have voting or dividend rights. The grant date fair values of RSUs are recognized as expense on a straight-line basis over the requisite service periods. The fair value of RSUs is determined based on the market value of the shares of the Company's common stock on the date of grant.

A summary of RSU activity for the three months ended March 31, 2026 was as follows:

	RSUs	Weighted average grant date fair value
Outstanding at January 1, 2026	9,887,289	$0.15
Granted	1,134,464	$0.09
Vested	(2,063,790)	$0.17
Forfeited	(156,043)	$0.12
Outstanding at March 31, 2026	8,801,920	$0.12

Of the 2,063,790 RSUs reported as vested in the table above, 61,868 shares, with an aggregate fair value of approximately $5,400, were surrendered to the Company to satisfy the tax withholding obligations that arose in connection with the vesting of such RSUs.

Warrants

At March 31, 2026, warrants to purchase up to 21,548,936 shares of the Company's common stock were outstanding, with a weighted average exercise price of $0.46 per share.

Stock-Based Compensation

The Company recorded stock-based compensation of $0.3 million and $0.5 million in the three months ended March 31, 2026 and 2025, respectively.

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

The table below provides the Company's Net loss, Income (loss) from operations, and a reconciliation of Income (loss) from operations to Adjusted EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
Net loss	$(3,767)	$(5,479)

GAAP Income (loss) from operations	$125	$(910)
Depreciation and amortization of property and equipment	2,153	1,807
Amortization of acquired intangible assets	810	949
Stock-based compensation	325	547
Acquisition-related and other	169	112
Adjusted EBITDA	$3,582	$2,505

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

Revenue for the three months ended March 31, 2026 and 2025 was comprised of the following (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
Product sales - retail	$21,727	$20,730
Product sales - wholesale	17,517	16,786
Other revenue	237	390
Total revenue	$39,481	$37,906

Customer Loyalty Program

The Company has a customer loyalty program (the "Loyalty Program") under which customers who participate in the Loyalty Program earn points based on qualifying purchases that can be redeemed for discounts on future purchases. A portion of the transaction price is allocated to the loyalty points based on their relative standalone selling price, and revenue is deferred until the points are redeemed or expire.

(14) MAJOR CUSTOMERS

The Company did not have any customers that contributed 10% or more of total revenue in either of the three-month periods ended March 31, 2026 or 2025.

The Company did not have any customers that accounted for 10% or more of the Company’s accounts receivable balance at either March 31, 2026 or December 31, 2025. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and historical losses have been within management’s expectations.

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

At March 31, 2026, the Company was the lessee under nine operating leases and thirty-three finance leases. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company's operating leases include its corporate headquarters, dispensaries and cannabis production and processing facilities. Prior to the FSC Acquisition Date, the Company subleased three of these leased facilities to FSC and recognized rental income from these arrangements.

The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments. The Company leases machinery and office equipment under finance leases that expire from January 2026 through August 2031, with such terms being a major part of the economic useful life of the leased property.

The components of lease expense for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
Operating lease expense	$522	$533

Finance lease expenses:
Amortization of right of use assets	$441	$318
Interest on lease liabilities	112	95
Total finance lease expense	$553	$413

The weighted average remaining lease terms and weighted average discount rates for the Company's operating leases and finance leases at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years):
Operating leases	8.64	9.11
Finance leases	2.31	2.44
Weighted average discount rate:
Operating leases	11.5%	11.6%
Finance leases	11.1%	10.9%

Future minimum lease payments as of March 31, 2026 under all non-cancelable leases having an initial or remaining term of more than one year were (in thousands):

	Operating leases	Finance leases
Remainder of 2026	$1,531	$1,481
2027	1,813	1,481
2028	1,757	742
2029	1,595	372
2030	1,034	42
Thereafter	6,762	19
Total lease payments	14,492	4,137
Less: imputed interest	(6,107)	(633)
	$8,385	$3,504

(16) RELATED PARTY TRANSACTIONS

The Company’s corporate offices are leased from an entity in which the Company’s President and Chief Executive Officer (the "CEO") has an investment interest. This lease expires in October 2028 and contains a five-year extension option. Expenses incurred under this lease were approximately $70,000 and $77,000 for the three months ended March 31, 2026 and 2025, respectively.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s Chief Operating Officer (the “COO”). Purchases from this entity totaled $1.4 million in each of the three months ended March 31, 2026 and 2025.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the COO and the Chief Commercial Officer under a royalty agreement. Under this agreement, the royalty percentage on all sales of Betty’s Eddies products is 3.0% if sold directly by the Company and between 1.35% and 2.5% if licensed by the Company for sale by third parties. Future developed products have a royalty rate of 0.5% if sold directly by the Company and between 0.125% and 0.135% if licensed by the Company for sale by third parties. The aggregate royalties earned by the entity under this agreement were approximately $174,000 and $163,000 for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026 and 2025, one of the Company’s majority-owned subsidiaries paid or accrued distributions of $1,995 and $1,785, respectively, to the CEO, who owns a minority equity interest in such subsidiary.

The CEO and COO own 5% and 15%, respectively, of the membership units of Mari Holdings Metropolis, LLC, one of the Company's majority-owned subsidiaries. During the three months ended March 31, 2026, this majority-owned subsidiary recorded distributions of $5,000 and $15,000 to the CEO and COO, respectively. During the three months ended March 31, 2025, this majority-owned subsidiary accrued distribution payments of $3,000 and $9,000 to the CEO and COO, respectively.

At March 31, 2026 and December 31, 2025, the Company had an outstanding accounts payable balance of approximately $224,000 and $448,000, respectively, primarily in connection with fixed assets purchased from a third-party company in which the CEO has a controlling interest. The Company assumed approximately $35,000 of accounts payable to that company as part of the FSC Acquisition, which is included in the previously described balances. The Company also assumed an accounts payable amount of $21,000 from FSC to a second company in which the CEO has a controlling interest, which amount was outstanding at each of March 31, 2026 and December 31, 2025. These assumed liabilities related to cash advances to FSC in periods prior to the FSC Acquisition Date. In addition, the Company had outstanding payables to the CEO aggregating approximately $259,000 and $50,000 at March 31, 2026 and December 31, 2025, respectively, for amounts that the CEO had advanced to the Company for certain operating activities.

At March 31, 2026, the Company’s mortgages with Bank of New England and DSB were personally guaranteed by the CEO.

(17) INCOME TAXES

The following table summarizes the Company's income tax provision and effective tax rates for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three months ended
	March 31,
	2026	2025
Loss before income taxes	$(1,116)	$(2,648)
Income tax provision	$2,651	$2,831
Effective tax rate	(238)%	(107)%

The effective tax rates for the three months ended March 31, 2026 and 2025 were calculated using the discrete method based on the Company's period-to-date results adjusted for permanent and temporary differences.

Due to its cannabis operations, the Company is subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (the "IRC"), Section 280E under which the Company is only allowed to deduct expenses directly related to cost of goods sold of cannabis products. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. As a result, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.

On April 23, 2026, the U.S. Department of Justice (the "DOJ") issued a final order that placed both FDA-approved drugs containing cannabis and cannabis subject to a qualifying state medical list in Schedule III of the Controlled Substances Act. As a result, business conducted within these categories is no longer subject to IRC Section 280E, allowing for full deduction of ordinary and necessary business expenses. Due to the timing of when the final order was issued, the Company did not record the impact in its income tax provision for the three months ended March 31, 2026. The Company continues to monitor guidance from the DOJ and the U.S. Internal Revenue Service (the "IRS") to properly record and disclose any impact in its future financial statements.

In February 2026, the IRS filed a lien against FSC in connection with an approximate $1 million tax liability for the years 2023 and 2024, which periods were prior to the FSC Acquisition Date. The Company recorded this liability as part of the allocation of the purchase consideration for FSC. The Company is disputing the assessment through a Collection Due Process (“CDP”) Hearing and pursuing a resolution, including potential reduction or collection alternatives. While the matter is pending, IRS enforcement is generally stayed. Although the liability is fully accrued in the accompanying condensed consolidated financial statements, an unfavorable outcome could materially impact the Company’s operations and financial position.

In June 2025, the IRS filed a lien against the Company in connection with an approximate $6 million 2023 tax liability. The Company is disputing the assessment through a CDP Hearing and pursuing a resolution, including potential reduction or collection alternatives. While the matter is pending, IRS enforcement is generally stayed. Although the liability is fully accrued in the accompanying condensed consolidated financial statements, an unfavorable outcome could materially impact the Company’s operations and financial position.

(18) COMMITMENTS AND CONTINGENCIES

Litigation Risk

From time to time, the Company may become involved in litigation or regulatory proceedings in the ordinary course of it business. The cannabis industry is highly regulated, and many aspects o the Company's business involve substantial risk of liability. Further, as an employer of a significant number of full- and part-time employees, from time to time in the ordinary course of business, the Company aces claims and threatened claims from former employees alleging wrongful termination and other similar alleged wrongdoing, which the Company disputes and which are not material.

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

New Bedford, MA and Middleborough, MA Buildouts

In the third quarter of 2023, the Company recorded an increase of $2.0 million in building and building improvements and a corresponding accrued liability in the same amount for electrical work performed at the Company's New Bedford and Middleborough properties between December 2017 and June 2023. The electrical work was performed by an electrical contractor that was owned and/or controlled by the family of a non-officer/director Company stockholder who beneficially owned more than 5% of the Company's common stock when the electrical work began. The electrical work was primarily paid for by an entity that is indirectly controlled by that individual and another non-officer/director Company stockholder who also beneficially owned more than 5% of the Company's common stock when the electrical work began. The Company repaid the two shareholders $300,000 each as salary between 2021 and 2023 (at the rate of $100,000 each per year). Discussions to reach agreement with the entity that paid for the electrical work and all other interested parties to address this liability and related payment terms are ongoing.

(19) SUBSEQUENT EVENTS

Equity Transactions

Subsequent to March 31, 2026, the Company issued an aggregate of 359,469 net shares of common stock upon the settlement of RSUs that vested prior to the filing of this report.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of MariMed Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 10-K"), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2026.

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

We completed the acquisition of First State Compassion Center ("FSC"), the leading cannabis operator in Delaware, effective March 1, 2025 (the "FSC Acquisition Date"). Prior to our acquisition of FSC (the "FSC Acquisition"), FSC had been our managed services client. The financial results of FSC are included in our consolidated financial statements for the periods subsequent to the FSC Acquisition Date.

On February 24, 2026, we and the holders of our Series B Convertible Preferred Stock (the "Series B Holders") entered into a Restructuring and Exchange Agreement (the "Series B Restructuring Agreement") to restructure our existing obligation under the Series B Convertible Preferred Stock (the "Series B Obligation"). Pursuant to the Series B Restructuring Agreement, all outstanding shares of Series B Convertible Preferred Stock were cancelled, and the Series B Obligation was extinguished. In exchange, we issued to the Series B Holders (i) two new promissory notes in the aggregate principal amount of $8.0 million, one in the principal amount of $2.0 million, due March 1, 2028, accruing interest at a rate of 8.0% per annum (“Note #1”) and the other in the principal amount of $6.0 million, due March 1, 2031, accruing interest at a rate of 10.0% per annum (subject to reduction to 8.0% if Note #1 is paid in full within six (6) months of February 24, 2026) (“Note #2” collectively with Note #1, the “New Notes”), and (ii) 26,900,000 shares of an amended and restated class of our Series B Convertible Preferred Stock (the “New Series B Preferred Stock”), having an aggregate liquidation preference of $6.725 million ($0.25 per share), and the rights, preferences and privileges set forth in the Second Amended and Restated Certificate of Designation filed with the Secretary of State of the State of Delaware on February 26, 2026. The New Notes are guaranteed by certain of our subsidiaries pursuant to a Subsidiary Guaranty, dated as of February 24, 2026. We recognized a gain on the extinguishment of $0.7 million.

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

Accounts Receivable

We provide credit to our clients in the form of payment terms. We limit our credit risk by performing credit evaluations of our clients and maintaining a reserve, as applicable, for potential credit losses. Such evaluations are judgmental in nature and include a review of each client’s outstanding balances with consideration toward such client’s historical collection experience, as well as prevailing economic and market conditions, and other factors. Accordingly, the actual amounts collected could differ from expected amounts and require that we record additional reserves.

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

Results of Operations

Three months ended March 31, 2026 and 2025

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

Revenue for the three months ended March 31, 2026 and 2025 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase (decrease)
	March 31,		from prior year
	2026	2025	$	%
Product sales - retail	$21,727	$20,730	$997	4.8%
Product sales - wholesale	17,517	16,786	731	4.4%
Other revenue	237	390	(153)	(39.2)%
Total revenue	$39,481	$37,906	$1,575	4.2%

Our product sales increased by $1.7 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in retail sales was primarily attributable to our dispensaries in Delaware and Maryland, partially offset by lower sales in certain of our other dispensaries in Illinois and, to a lesser extent, our Massachusetts dispensaries. The increase in our wholesale revenue was primarily attributable to higher wholesale revenue in Delaware and Illinois, partially offset by lower wholesale revenue in Maryland. The decrease in total other revenue in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributable to the cessation of revenue recognition from management fees, rental income and other components of other income from FSC prior to its acquisition by us in March 2025.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue represents the direct costs associated with the generation of our revenue, including licensing, packaging, supply procurement, manufacturing, supplies, depreciation, amortization of acquired intangible assets, and other product-related costs.

Our cost of revenue, gross profit and gross margin for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

	Three months ended		Increase
	March 31,		from prior year
	2026	2025	$	%
Cost of revenue	$24,205	$22,817	$1,388	6.1%
Gross profit	$15,276	$15,089	$187	1.2%
Gross margin	38.7%	39.8%

The increase in our cost of revenue in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to higher employee- and facilities-related expenses. This increase primarily resulted from the inclusion of FSC expenses for the full quarter in 2026 and the expansion of our production footprint in Maryland.

Operating Expenses

Our operating expenses are comprised of personnel, marketing and promotion, general and administrative, acquisition-related and other, and bad debt expenses. Our operating expenses for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease)
	March 31,		from prior year
	2026	2025	$	%
Personnel	$7,254	$7,341	$(87)	(1.2)%
Marketing and promotion	765	908	(143)	(15.7)%
General and administrative	6,887	6,250	637	10.2%
Acquisition-related and other	169	112	57	50.9%
Bad debt	76	1,388	(1,312)	(94.5%)
	$15,151	$15,999	$(848)	(5.3)%

Our personnel expenses were relatively unchanged in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The slight decrease in the three months ended March 31, 2026 compared to the same prior year period was primarily attributable to the elimination of employee expenses in connection with our pre-acquisition operations in Missouri, which we exited in the fourth quarter of 2025, coupled with lower employee cash incentive payments. Personnel costs decreased to approximately 18% of revenue in the three months ended March 31, 2026, from approximately 19% in the three months ended March 31, 2025.

The decrease in our marketing and promotion expenses in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributable to our planned reductions to these expenditures; however, we continue to focus on judicious marketing initiatives that expand the branding and distribution of our licensed products.

The increase in our general and administrative expenses in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were primarily attributable to higher facility-related, employee travel and entertainment, and depreciation expenses. These increases were largely offset by decreases in certain other general and administrative expenses, such as stock-based compensation, amortization of acquired intangible assets, and insurance.

Acquisition-related and other expenses include those expenses related to acquisitive activities and other significant transactions that we would otherwise not have incurred, and include professional and services fees, such as legal, audit, consulting, paying agent and other fees. Our acquisition-related and other expenses in the three months ended March 31, 2026 primarily related to multiple pre-acquisitive and similar activities. Our acquisition-related and other expenses in the three months ended March 31, 2025 primarily related to the FSC Acquisition.

We recorded $0.1 million of bad debt expense in the three months ended March 31, 2026 to reserve for certain trade receivable accounts. We recorded $1.4 million of bad debt expense in the three months ended March 31, 2025, comprised of $1.3 million of expense to fully reserve an amount due from a credit card service provider (the "Service Provider Receivable") and $0.1 million of expense to reserve for certain trade accounts receivable accounts. The reserve was reported as a component of Other assets in our condensed consolidated balance sheets at each of March 31, 2026 and December 31, 2025.

Interest

Interest expense primarily relates to interest on mortgages and notes payable, as well as the CREM Loan (described below). Interest income primarily relates to our notes receivable.

Our net interest expense increased by $0.2 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily due to the inclusion in the three months of March 31, 2026 of interest on finance leases entered into in the third quarter of 2025.

Gain on Extinguishment of Debt

We recognized a gain on the extinguishment of debt of $0.7 million in connection with the Series B Restructuring Agreement described in the “Overview” section above.

Income Tax Provision

We recorded income tax provisions of $2.7 million and $2.8 million in the three months ended March 31, 2026 and 2025, respectively.

We are subject to income taxes in the jurisdictions in which we operate, and consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As we operate in the federally illegal cannabis industry, we are subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (the “IRC”), Section 280E, under which taxpayers are only allowed to deduct expenses directly related to cost of goods sold of cannabis products. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and a higher effective tax rate than most industries. As a result, our effective tax rate can be highly variable and may not necessarily correlate to pre-tax income or loss.

On April 23, 2026, the U.S. Department of Justice (the “DOJ”) issued a final order that placed both FDA-approved drugs containing cannabis and cannabis subject to a qualifying state medical list in Schedule III of the Controlled Substances Act.

As a result, business conducted within these categories is no longer subject to IRC Section 280E, allowing for full deduction of ordinary and necessary business expenses. Due to the timing of when the final order was issued, we did not record the impact in our income tax provision for the three months ended March 31, 2026. We continue to monitor guidance from the DOJ and the U.S. Internal Revenue Service (the "IRS") to properly record and disclose any impact in our future financial statements.

In February 2026, the IRS filed a lien against FSC in connection with an approximate $1 million tax liability for the years 2023 and 2024, which periods were prior to the FSC Acquisition Date. We recorded this liability as part of the allocation of the purchase consideration for FSC. In June 2025, the IRS filed a lien against us in connection with an approximate $6 million 2023 tax liability. We are disputing these assessments through Collection Due Process Hearings and pursuing resolutions, including potential reductions or collection alternatives. While the matters are pending, IRS enforcement is generally stayed. Although the liabilities are fully accrued in the accompanying condensed consolidated financial statements, unfavorable outcomes could materially impact our operations and financial position.

Liquidity and Capital Resources

We had cash, cash equivalents and restricted cash aggregating $7.9 million and $8.9 million at March 31, 2026 and December 31, 2025, respectively. In addition to the discussions below of our cash flows from operating, investing and financing activities, please also see our discussion of non-GAAP Adjusted EBITDA in the section “Non-GAAP Measurement” below, which discusses an additional financial measure not defined by GAAP which our management also uses to measure our liquidity.

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

The CREM Lender initially released $52.8 million to the CREM Borrowers (the "Initial CREM Distribution"), with the remaining proceeds of $5.9 million placed into in escrow to complete the expansion of our Hagerstown, Maryland cultivation facility (the "Hagerstown Facility"). Any unused proceeds would be released to us after completion of the Hagerstown Facility expansion. We used $46.8 million of the Initial CREM Distribution to fully repay certain of our outstanding debt obligations. These payments were comprised of $32.7 million to repay the previous term loan with Chicago Atlantic Admin, LLC, $11.9 million to repay the mortgage with Bank of New England for our New Bedford, MA and Middleborough, MA properties (the "BNE Mortgage"), and $2.2 million to reduce the outstanding balance of the note we issued in connection with the 2023 acquisition of Ermont, Inc. in Quincy, Massachusetts. Concurrent with the repayment of the BNE Mortgage, we refinanced these properties through the CREM Loan and accordingly, effective November 16, 2023, the mortgage on these properties is held by the CREM Lender, which mortgage matures in 2033 and which outstanding amount is included as a component of the CREM Loan amount in our consolidated balance sheets at March 31, 2026 and December 31, 2025.

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

Our operating activities provided $0.9 million and $1.3 million of cash in the three months ended March 31, 2026 and 2025, respectively. The change in cash from operating activities in the current year period compared to the prior year was primarily attributable to expenses arising from expanding our geographic presence. These higher costs primarily relate to cultivation/manufacturing, personnel and facility-related expenses.

Cash Flows from Investing Activities

Our investing activities used $0.8 million and $0.1 million of cash in the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we used $0.4 million for each of purchases of cannabis licenses and for capital expenditures. During the three months ended March 31, 2025, we used $0.3 million of cash for capital expenditures and $0.1 million in the aggregate for advances toward future business acquisitions and purchases of cannabis licenses. These amounts were partially offset by $0.2 million of cash acquired in connection with the FSC Acquisition and approximately $26,000 of proceeds from notes receivable.

Cash Flows from Financing Activities

Our financing activities used $1.1 million and $1.3 million of cash in the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we made $1.1 million of aggregate principal payments on our outstanding mortgages, promissory notes and finance leases, and approximately $49,000 of distribution payments. During the three months ended March 31, 2025, we made $1.2 million of aggregate principal payments on our outstanding mortgages, promissory notes and finance leases, and approximately $58,000 of distribution payments.

Based on our current expectations, we believe our current cash and future funding opportunities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at March 31, 2026, and our ability to raise additional cash through financing activities. Our contractual obligations at March 31, 2026 were primarily comprised of our outstanding CREM Loan, mortgages, promissory notes, and operating and finance leases. Our CREM Loan, mortgage and promissory note obligations totaled approximately $79 million at March 31, 2026.

Non-GAAP Measurement

In addition to the financial information reflected in this report, which is prepared in accordance with GAAP, we are providing a non-GAAP financial measurement of profitability – Adjusted EBITDA – as a supplement to the preceding discussion of our financial results.

Our management defines Adjusted EBITDA as income (loss) from operations, determined in accordance with GAAP, excluding the following:

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

Reconciliation of Income from Operations to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles income (loss) from operations to Adjusted EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
GAAP Income (loss) from operations	$125	$(910)
Depreciation and amortization of property and equipment	2,153	1,807
Amortization of acquired intangible assets	810	949
Stock-based compensation	325	547
Acquisition-related and other	169	112
Adjusted EBITDA	$3,582	$2,505

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2026 (the “Evaluation Date”). Based upon that evaluation, the Company's management concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information contained in this item pursuant to Regulation S-K. However, information regarding the Company’s risk factors appears in Part I, Item 1A. of its Annual

Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"). These risk factors describe some of the assumptions, risks, uncertainties, and other factors that could adversely affect the Company’s business or that could otherwise result in changes that differ materially from management’s expectations. There have been no material changes to the risk factors contained in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 13, 2026, the Company entered into an employment agreement with each of Mario Pinho, the Company’s Chief Financial Officer (the “Pinho Agreement”), and Ryan Crandall, the Company’s Chief Commercial Officer (the “Crandall Agreement” and, together with the Pinho Agreement the “Employment Agreements”). Each of Messrs. Pinho and Crandall is hereinafter referred to as an “Executive” and together as the “Executives”.

The following is a brief description of the material terms of the respective Employment Agreements:

Pursuant to the Employment Agreements, Mr. Pinho has a base salary of $300,000 and Mr. Crandall has a base salary of $315,000, each with a target bonus opportunity equal to 50% of his then-applicable annual base salary and a maximum bonus opportunity equal to 120% of his then-applicable annual base salary.

Each of the Employment Agreements provides for severance payments and benefits upon certain terminations of employment under the terms of their respective Employment Agreement. Upon termination of an Executive’s employment by the Company without Cause or by an Executive for Good Reason (each as defined in the Employment Agreements), such Executive is entitled to severance payments equal to: (i) 12 months of his base salary, payable over 12 months following termination; (ii) the aggregate sum of the Company’s share of medical, dental and vision insurance premiums for such Executive and his dependents for a 12-month period, payable over 12 months following termination; (iii) in the event such termination occurs less than six months following the commencement of the fiscal year, such Executive shall be entitled to receive a prorated target bonus, prorated based on the number of days actually employed in such fiscal year (the “Pro Rata Bonus”), payable on the severance commencement date; and (iv) in the event such termination occurs six months or later following the commencement of the fiscal year, an amount equal to the target bonus (the “Target Bonus”), payable on the severance commencement date. In addition, upon such termination, the Executive’s equity awards that are subject to vesting based solely upon such Executive’s continued service with the Company and that would have vested during the 12-month period following the date of termination of employment will vest.

Notwithstanding the foregoing, in the event of a termination by the Company without Cause or by an Executive for Good Reason during a Change in Control Protection Period (as defined in the Employment Agreements), such Executive is entitled to receive a cash lump sum payment equal to: (a) the sum of 24 months of such Executive’s base salary; (b) two times such Executive’s Target Bonus for the calendar year in which the date of termination occurs; (c) the aggregate sum of the Company’s share of medical, dental and vision insurance premiums for such Executive and his dependents for a 24-month period; (d) in the event such termination occurs less than six months following the commencement of the fiscal year, such Executive shall be entitled to receive the Pro Rata Bonus, payable on the severance commencement date; and (e) in the event such termination occurs six months or later following the commencement of the fiscal year, an amount equal to the Target Bonus, payable on the severance commencement date. In addition, upon such termination, any of such Executive’s unvested equity awards outstanding immediately prior to the date of termination will automatically become fully vested and exercisable as of the date of termination.

In the event an Executive’s employment with the Company is terminated as a result of his death or Disability (as defined in the Employment Agreements), in addition to Accrued Benefits (as defined in the Employment Agreements), the Company will pay such Executive or his estate or representative the Pro Rata Bonus.

The foregoing summaries of the Employment Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of the Employment Agreements, copies of which are filed as Exhibits 10.3 and 10.4 to this Quarterly Report on Form 10-Q.

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

3.1.4
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

3.1.6
Second Amended and Restated Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of the Company as filed with the Secretary of the State of Delaware on February 26, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 2, 2026 with the SEC).

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

10.1
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

10.2
Subsidiary Guaranty, dated as of February 24, 2026, delivered in favor of Navy Capital Green Fund, LP, Navy Capital Green Co-Invest Fund, LLC, and Navy Capital Green Holdings II, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed March 2, 2026 with the SEC).

10.3 *	Employment Agreement, effective as of May 13, 2026, between the Registrant and Mario Pinho.
10.4 *	Employment Agreement, effective as of May 13, 2026, between the Registrant and Ryan Crandall.
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL *	Instance Document
101.SCH XBRL *	Taxonomy Extension Schema
101.CAL XBRL *	Taxonomy Extension Calculation Linkbase
101.DEF XBRL *	Taxonomy Extension Definition Linkbase
101.LAB XBRL *	Taxonomy Extension Label Linkbase
101.PRE XBRL *	Taxonomy Extension Presentation Linkbase
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
* Filed herewith.
** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2026

MARIMED INC.

By:	/s/ Mario Pinho
Mario Pinho
Chief Financial Officer (Principal Financial Officer)