Form 10-Q
period 2026-06-30
MARIMED INC.
filed 2026-08-13
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2026, 403,040,674 shares of the registrant’s common stock were outstanding.

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

Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Any forward-looking statement made by the Company in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MariMed Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash, cash equivalents and restricted cash	$8,437	$8,884
Accounts receivable, net of allowances of $819 and $287 at June 30, 2026 and December 31, 2025, respectively	9,358	9,114
Inventory	36,675	36,601
Notes receivable, current portion	9	866
Other current assets	3,954	3,825
Total current assets	58,433	59,290
Property and equipment, net	86,411	89,385
Intangible assets, net	15,683	17,210
Goodwill	24,002	24,002
Notes receivable, net of current portion	866	—
Operating lease right-of-use assets	7,662	7,723
Finance lease right-of-use assets	3,247	4,024
Other assets	929	931
Total assets	$197,233	$202,565

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Mortgages and notes payable, current portion	$3,417	$2,553
Accounts payable	13,147	14,586
Accrued expenses and other	9,972	9,509
Deferred revenue	1,711	1,394
Income taxes payable	31,547	26,981
Operating lease liabilities, current portion	2,025	1,952
Finance lease liabilities, current portion	1,934	2,092
Total current liabilities	63,753	59,067
Mortgages and notes payable, net of current portion	75,399	70,192
Operating lease liabilities, net of current portion	6,484	6,616
Finance lease liabilities, net of current portion	1,420	1,956
Total liabilities	147,056	137,831

Commitments and contingencies

MariMed Inc.
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Mezzanine equity
Series B convertible preferred stock, $0.001 par value; zero and 4,908,333 shares authorized, issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	14,725
New Series B convertible preferred stock, $0.001 par value; 26,900,000 and zero shares authorized, issued and outstanding at June 30, 2026 and December 31, 2025, respectively	6,933	—
Total mezzanine equity	6,933	14,725

Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 32,659,235 shares authorized; zero shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 401,167,467 and 396,911,368 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	401	397
Additional paid-in capital	180,054	179,405
Accumulated deficit	(135,306)	(127,932)
Noncontrolling interests	(1,905)	(1,861)
Total stockholders’ equity	43,244	50,009
Total liabilities, mezzanine equity and stockholders’ equity	$197,233	$202,565

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$41,925	$39,506	$81,406	$77,412
Cost of revenue	25,700	23,579	49,905	46,396
Gross profit	16,225	15,927	31,501	31,016

Operating expenses:
Personnel	7,475	7,392	14,729	14,733
Marketing and promotion	847	781	1,612	1,689
General and administrative	6,864	6,343	13,751	12,593
Acquisition-related and other	116	139	285	251
Bad debt	505	256	581	1,644
Total operating expenses	15,807	14,911	30,958	30,910

Income from operations	418	1,016	543	106

Interest and other (expense) income:
Interest expense	(2,007)	(1,762)	(3,983)	(3,524)
Interest income	36	25	72	49
Gain on extinguishment of debt	—	—	699	—
Other income, net	—	17	—	17
Total interest and other expense, net	(1,971)	(1,720)	(3,212)	(3,458)

Loss before income taxes	(1,553)	(704)	(2,669)	(3,352)
Provision for income taxes	2,018	691	4,669	3,522

Net loss	(3,571)	(1,395)	(7,338)	(6,874)
Net income (loss) attributable to noncontrolling interests	18	(1)	36	31
Net loss attributable to common stockholders	$(3,589)	$(1,394)	$(7,374)	$(6,905)

Net loss per share attributable to common stockholders:
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic	399,597	389,903	398,529	386,250
Diluted	399,597	389,903	398,529	386,250

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Six months ended June 30, 2026
	Common stock		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value
Balances at January 1, 2026	396,911,368	$397	$179,405	$(127,932)	$(1,861)	$50,009
Release of shares under stock grants	2,057,122	2	(2)	—	—	—
Shares of newly vested common stock surrendered to the Company to satisfy tax withholding obligations	(61,868)	—	(5)	—	—	(5)
Distributions to non-controlling interests	—	—	—	—	(49)	(49)
Stock-based compensation	—	—	325	—	—	325
Net (loss) income	—	—	—	(3,785)	18	(3,767)
Balances at March 31, 2026	398,906,622	399	179,723	(131,717)	(1,892)	46,513
Release of shares under stock grants	2,442,935	2	(2)	—	—	—
Shares of newly vested common stock surrendered to the Company to satisfy tax withholding obligations	(182,090)	—	(17)	—	—	(17)
Distributions to non-controlling interests	—	—	—	—	(31)	(31)
Stock-based compensation	—	—	350	—	—	350
Net loss (income)	—	—	—	(3,589)	18	(3,571)
Balances at June 30, 2026	401,167,467	$401	$180,054	$(135,306)	$(1,905)	$43,244

	Six months ended June 30, 2025
	Common stock		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value
Balances at January 1, 2025	381,476,581	$381	$173,366	$(113,448)	$(1,752)	$58,547
Release of shares under stock grants	1,525,265	2	(2)	—	—	—
Shares of newly vested stock surrendered to the Company to satisfy tax withholding obligations	(108,161)	—	(9)	—	—	(9)
Conversion of preferred stock to common stock	5,776,370	6	4,269	—	—	4,275
Common stock issued under licensing agreement	9,015	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	(58)	(58)
Stock-based compensation	—	—	547	—		547
Net (loss) income	—	—	—	(5,511)	32	(5,479)
Balances at March 31, 2025	388,679,070	389	178,172	(118,959)	(1,778)	57,824
Release of shares under stock grants	3,568,940	3	(3)	—	—	—
Shares of newly vested stock surrendered to the Company to satisfy tax withholding obligations	(251,631)	—	(21)	—	—	(21)
Common stock issued under licensing agreement	10,686	—	1	—	—	1
Distributions to non-controlling interests	—	—	—	—	(23)	(23)
Stock-based compensation	—	—	549	—	—	549
Net loss	—	—	—	(1,394)	(1)	(1,395)
Balances at June 30, 2025	392,007,065	$392	$178,698	$(120,353)	$(1,802)	$56,935

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss attributable to common stockholders	$(7,374)	$(6,905)
Net income attributable to noncontrolling interests	36	31
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of property and equipment	4,484	3,921
Amortization of intangible assets	1,527	1,918
Stock-based compensation	675	1,096
Amortization of debt discount	311	222
Amortization of debt issuance costs	37	36
Payment-in-kind interest	—	30
Bad debt expense	581	1,644
Obligations settled with common stock	—	2
Loss on disposal of assets	—	256
Gain on extinguishment of debt	(699)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,030)	1,301
Deferred rents receivable	—	12
Inventory	(74)	(1,718)
Other current assets	500	51
Other assets	2	(2,905)
Accounts payable	(1,439)	(2,713)
Accrued expenses and other	748	1,607
Deferred revenue	317	184
Income taxes payable	4,566	3,520
Net cash provided by operating activities	3,168	1,590

Cash flows from investing activities:
Purchases of property and equipment	(671)	(575)
Business combinations, net of cash acquired, and asset purchases	—	231
Advances toward future business combinations and asset purchases	—	(50)
Purchases and renewals of cannabis licenses	(580)	(301)
Proceeds from notes receivable	—	26
Interest receivable on notes receivable	(9)	—
Net cash used in investing activities	(1,260)	(669)

MariMed Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2026	2025

Cash flows from financing activities:
Proceeds from mortgages	—	2,000
Payment of third-party debt issuance costs in connection with debt	—	(9)
Principal payments of mortgages	(805)	(741)
Repayment and retirement of mortgages	—	(689)
Principal payments of promissory notes	(591)	(1,919)
Principal payments of finance leases	(879)	(626)
Distributions	(80)	(81)
Net cash used in financing activities	(2,355)	(2,065)

Net decrease in cash and cash equivalents	(447)	(1,144)
Cash and equivalents, beginning of year	8,884	7,282
Cash and cash equivalents, end of period	$8,437	$6,138

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,639	$3,417
Cash paid for income taxes	$138	$2

Non-cash activities:
Notes payable issued to purchase property and equipment	$27	$393
Renewal of existing operating leases	$94	$—
Entry into new finance leases	$279	$56
Conversion of preferred stock to common stock	$—	$4,275
Return of stock to the Company in connection with withholding taxes	$22	$30
Exchange of preferred stock for preferred stock	$6,933	$—
Exchange of preferred stock for notes payable	$7,093	$—

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements in the Annual Report. There were no material changes to the Company's significant accounting policies during the six-month period ended June 30, 2026.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. The fair values of these investments approximate their carrying values. The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. The Company had $1.9 million and $1.5 million of restricted cash at June 30, 2026 and December 31, 2025, respectively, which is held as collateral for the Company's Construction to Permanent Commercial Real Estate Mortgage Loan (the "CREM Loan") with Needham Bank, a Massachusetts co-operative bank (the "CREM Lender") (the "CREM Loan Collateral") (see Note 9).

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

Bad Debt Expense

The Company recorded $0.5 million and $0.6 million of bad debt expense in the three and six months ended June 30, 2026, respectively, to reserve for certain trade receivable accounts. The Company recorded $0.2 million and $1.6 million of bad debt expense in the three and six months ended June 30, 2025, respectively. The six-month amount included $1.5 million of expense to fully reserve amounts due from two credit card service providers (the "Service Provider Receivables") and $0.1 million of expense to reserve for certain trade receivable accounts. Of the $1.5 million of Service Provider Receivables, $1.3 million and the related reserve were included as components of Other Assets and $0.2 million and the related reserve were included as components of Accounts Receivable in the condensed consolidated balance sheets at each of June 30, 2026 and December 31, 2025.

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

(2) BUSINESS COMBINATION

First State Compassion Center

On July 1, 2023 (the "Omnibus Agreement Date"), the Company entered into an Omnibus Agreement (the "Omnibus

Agreement") with First State Compassion Center ("FSC"): (a) consolidating all amounts owed by FSC to the Company and its affiliated entities, aggregating $11.0 million; (b) providing for the automatic conversion of all amounts owed by FSC to the Company, upon the approval of adult cannabis use in Delaware, into 100% ownership of FSC's licenses and business; and (c) extending to FSC, in the Company's sole discretion, up to an additional $2.0 million of working capital loans. The Omnibus Agreement had a term of five years, with an automatic five-year extension if adult cannabis was not approved in Delaware by the maturity date, and bore interest, compounded semiannually and payable annually, at the appropriate rate of interest in effect under Sections 1274(d), 482 and 7872 of the Internal Revenue Code of 1986, as amended, as calculated under Rev. Ruling 86-17, 1986-1 C.B. 377, for the period for which the amount of interest was being determined. During 2025, the State of Delaware approved the adult use of cannabis, and the acquisition of FSC by the Company (the "FSC Acquisition") was completed effective March 1, 2025 (the "FSC Acquisition Date"). Effective on the FSC Acquisition Date, the amount owed by FSC to the Company was treated as purchase consideration as part of the purchase accounting for FSC (the "FSC Consideration"). Prior to the FSC Acquisition Date, this amount was included as a component of Other assets in the condensed consolidated balance sheets. The Company also wrote off deferred rents receivable aggregating $0.5 million related to the facilities FSC had subleased from the Company through the FSC Acquisition Date.

The Company's condensed consolidated statement of operations for the three and six months ended June 30, 2025 included revenue of $2.3 million and $3.1 million, respectively, and net losses of $1.4 million and $1.6 million, respectively, attributable to FSC for the period subsequent to the FSC Acquisition Date.

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

The following unaudited pro forma information presents the condensed combined results of MariMed and FSC for the three and six months ended June 30, 2025, as if the FSC Acquisition had been completed on January 1, 2024, with adjustments to give effect to pro forma events that are directly attributable to the FSC Acquisition. These pro forma adjustments include amortization of acquired intangibles arising from the FSC Acquisition, the reversal of income recognized by MariMed attributable to FSC as its managed client, and the reversal of expense recorded by FSC in connection with its management agreement with MariMed.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of MariMed and FSC. Accordingly, these unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results that would have been achieved had the FSC Acquisition occurred on January 1, 2024, nor are they intended to represent or be indicative of future results of operations. These unaudited pro forma results for the three and six months ended June 30, 2025 are as follows (in thousands):

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2025	2025
	(unaudited)
Revenue	$39,296	$78,580
Net loss	$(1,594)	$(11,057)

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

Disposition of Missouri Operations and Exit from Pending Transaction

Robust Missouri Process and Manufacturing, LLC ("Robust")

In September 2022, the Company entered into an agreement to acquire 100% of the membership interests in Robust Missouri Processing and Manufacturing 1, LLC, a Missouri wholesale and cultivator ("Robust"), for $700,000 in cash (the "Robust Agreement"). Completion of the acquisition was dependent upon obtaining all requisite approvals from the Missouri Department of Health and Senior Services. In August 2024, the State of Missouri approved a facility license to conduct business, but had not yet approved the application to transfer the license from Robust to the Company (the "License Transfer"). The Company was conducting business under a managed service agreement pending the final approval of the License Transfer. Pursuant to the Robust Agreement, the Company made an initial advance payment of $350,000 (the "Advance Payment"), with the balance due at closing, which was to occur upon the State of Missouri's approval of the License Transfer.

On October 28, 2025, the Company announced that it had completed a strategic review of its Missouri business operations and had decided to exit that market, effective immediately (the "Missouri Exit"). In furtherance thereof, the Company entered into an agreement with an arms-length buyer to sell and assign its rights, interests and obligations as reflected in the Robust Agreement, and to transfer its ownership of all Company-held assets purchased in connection with the Robust Agreement, including inventory and fixed assets. Further, the Company wrote off the Advance Payment. The Company also negotiated the forgiveness of an outstanding payable for purchases it had made under the Robust Agreement. The Company recognized a loss on the Missouri Exit of $0.8 million in the fourth quarter of 2025.

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Weighted average shares outstanding - basic	399,597	389,903	398,529	386,250
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding - diluted	399,597	389,903	398,529	386,250

(4) INVENTORY

Inventory at June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Plants	$5,611	$6,594
Ingredients and other raw materials	8,457	7,577
Work-in-process	8,149	9,568
Finished goods	14,458	12,862
	$36,675	$36,601

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

The Company received rental payments and recognized rental income of $0.2 million in both the three and six months ended June 30, 2025. These payments were recognized as revenue on a straight-line basis.

(6) NOTE RECEIVABLE AND OMNIBUS AGREEMENT

Note Receivable

At each of June 30, 2026 and December 31, 2025, the Company had a note receivable from Healer LLC, an entity that provides cannabis education and dosage programs ("Healer"), of approximately $866,000. The note bore interest at a rate of 6% per annum and required quarterly payments of interest through the original April 2026 maturity date. The Company had the right to offset any licensing fees payable by the Company to Healer in the event Healer failed to make any payment when due. As of June 30, 2026, there was outstanding interest receivable of approximately $8,825; which amount is reported as Notes receivable, current portion, in the condensed consolidated balance sheet.

On May 6, 2026, the Company and Healer entered into an Amended and Restated Promissory Note (the "Amended Healer Note"), which extended the maturity date of the original note to April 1, 2033, effective April 1, 2026. The Amended Healer Note bears interest at a rate of 6% per annum and requires quarterly interest-only payments through March 1, 2028. Beginning April 1, 2028, the Amended Healer Note requires quarterly payments of both principal and interest for the remaining five years of the note term, with such principal payments based on a five-year amortization schedule. The Company continues to have the right to offset any licensing fees payable by the Company to Healer in the event Healer fails to make any payment when due.

Omnibus Agreement

The amount due under the Omnibus Agreement, which was included as a component of Other assets in the condensed consolidated balance sheet prior to the FSC Acquisition Date, was treated as purchase consideration in connection with the FSC Acquisition (see Note 2).

(7) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net, at June 30, 2026 and December 31, 2025 was comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Land	$6,151	$6,151
Buildings and building improvements	56,810	56,770
Tenant improvements	30,993	30,980
Furniture and fixtures	2,208	2,208
Machinery and equipment	20,711	19,843
Construction in progress	196	565
	117,069	116,517
Less: accumulated depreciation	(30,658)	(27,132)
Property and equipment, net	$86,411	$89,385

The Company recorded depreciation expense related to property and equipment of $2.3 million and $2.1 million in the three months ended June 30, 2026 and 2025, respectively, and $4.5 million and $3.9 million in the six months ended June 30, 2026 and 2025, respectively.

(8) INTANGIBLE ASSETS AND GOODWILL

The Company’s acquired intangible assets at June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

June 30, 2026	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradenames and trademarks	5.64	$3,729	$3,412	$317
Licenses and customer base	8.68	23,955	8,589	15,366
Non-compete agreements	2.00	42	42	—
	8.23	$27,726	$12,043	$15,683

December 31, 2025	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradenames and trademarks	5.64	$3,729	$3,224	$505
Licenses and customer base	8.68	23,955	7,250	16,705
Non-compete agreements	2.00	42	42	—
	8.23	$27,726	$10,516	$17,210

Estimated future amortization expense for the Company’s intangible assets at June 30, 2026 was as follows:

Year ending December 31,
Remainder of 2026	$1,434
2027	2,867
2028	2,709
2029	2,230
2030	1,924
Thereafter	4,519
Total	$15,683

The changes in the carrying value of the Company’s goodwill in the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	2026	2025
Balance at January 1,	$24,002	$15,812
FSC Acquisition	—	4,239
Balance at June 30,	$24,002	$20,051

(9) DEBT

Mortgages and Notes Payable

The Company’s mortgages and notes payable are reported in the aggregate on the condensed consolidated balance sheets under the captions Mortgages and notes payable, current portion, and Mortgages and notes payable, net of current portion.

The Company’s mortgage and notes payable balances at June 30, 2026 and December 31, 2025 were comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
CREM Loan, net of debt discount of $1,350 and $1,387 at June 30, 2026 and December 31, 2025, respectively	$55,443	$56,037
Bank of New England - Wilmington, DE property	875	947
DuQuoin State Bank - Anna, IL and Harrisburg, IL properties	1,960	1,979
DuQuoin State Bank - Metropolis, IL property	2,327	2,358
DuQuoin State Bank - Mt. Vernon, IL property (retail)	1,084	1,103
Du Quoin State Bank - Mt. Vernon, IL property (grow and production)	2,782	2,814
Promissory note issued to the holders of the Series B Convertible Preferred Stock under the Restructuring and Exchange Agreement (see Note 10), net of debt discount of $144 at June 30, 2026	1,746	—
Promissory note issued to the holders of the Series B Convertible Preferred Stock under the Restructuring and Exchange Agreement (see Note 10), net of debt discount of $686 at June 30, 2026	5,196	—
Promissory note issued as purchase consideration - Ermont Acquisition, net of debt discount of $1,189 and $1,327 at June 30, 2026 and December 31, 2025, respectively	3,391	3,248
Promissory note issued as purchase consideration - Greenhouse Naturals Acquisition, net of debt discount of $488 and $513 at June 30, 2026 and December 31, 2025, respectively	3,261	3,429
Promissory note issued to purchase land	352	352
Promissory notes issued to purchase motor vehicles	187	185
Promissory note issued to purchase other machinery and equipment	212	293
Total mortgages and notes payable	78,816	72,745
Less: Mortgages and notes payable, current portion	(3,417)	(2,553)
Mortgages and notes payable, net of current portion	$75,399	$70,192

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

The Company incurred bank closing costs and third party costs (i.e., legal fees, etc.) aggregating $1.5 million in connection with the CREM Loan Transaction, which were recorded as a discount to the Loan Transaction (the "CREM Closing Costs Discount"), and which are being amortized to interest expense over the term of the CREM Loan Transaction. The Company recorded interest amortization related to the CREM Loan Closing Costs of approximately $19,000 and $18,000 in the three months ended June 30, 2026 and 2025, respectively, and $37,000 and $36,000 in the six months ended June 30, 2026 and 2025, respectively.

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

During the six months ended June 30, 2026, the Company made payments aggregating $3.1 million, comprised of $0.6 million of principal and $2.5 million of interest. During the six months ended June 30, 2025, the Company made payments aggregating $3.1 million, comprised of $0.6 million of principal and $2.5 million of interest. The current portion of the outstanding principal balance of the CREM Loan was $1.3 million at each of June 30, 2026 and December 31, 2025.

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

Bank of New England (Wilmington, Delaware)

The Company maintains a mortgage with Bank of New England in connection with the 2016 purchase of a building in Wilmington, DE, which was developed into a cannabis seed to sale facility. The mortgage matures in 2031, with monthly principal and interest payments at a rate of 5.25% per annum, with the rate adjusting every five years to the then-prime rate plus 1.5%, with a floor of 5.25% per annum. The next interest rate adjustment will occur in September 2026. The current portion of the outstanding principal balance under this mortgage was approximately $152,000 and $148,000 at June 30, 2026 and December 31, 2025, respectively.

DuQuoin State Bank (Anna, Illinois and Harrisburg, Illinois)

In May 2016, the Company entered into a loan and mortgage agreement with DuQuoin State Bank ("DSB") for the purchase of properties in Anna, IL and Harrisburg, IL, which the Company developed into two free-standing retail dispensaries (the "DSB Original Mortgage"). In May 2025, the Company refinanced this mortgage with DSB at a rate of 9.5% per annum (the "DSB Mortgage"). The DSB Mortgage matures in May 2045. The Company used $0.7 million of the proceeds from the DSB Mortgage to retire the DSB Original Mortgage. The current portion of the outstanding principal balance under the DSB Refinance Mortgage was approximately $42,000 and $38,000 at June 30, 2026 and December 31, 2025, respectively.

DuQuoin State Bank (Metropolis, Illinois)

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, Illinois. In connection with this purchase, the Company entered into a loan and mortgage agreement with DSB in the amount of $2.7 million that matures in July 2041, and currently bears interest at a rate of 11.25% per annum, which rate is adjusted each year based on a certain interest rate index plus a margin. As part of this transaction, the seller was provided with a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and holds the related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. The current portion of the outstanding principal balance of this mortgage was approximately $68,000 and $55,000 at June 30, 2026 and December 31, 2025 respectively.

DuQuoin State Bank (Mt. Vernon, Illinois grow and production)

In July 2022, Mari Holdings Mt Vernon LLC, a wholly-owned subsidiary of the Company, entered into a $3.0 million loan and mortgage agreement with DSB secured by property owned by the Company in Mt. Vernon, Illinois, which it is developing into a grow and production facility. The mortgage has a 20-year term and currently bears interest at the rate of 11.25% per annum, subject to adjustment on each annual anniversary date to the Wall Street Journal U.S. Prime Rate (with an interest rate floor of 7.75%). The proceeds of the loan were utilized for the build-out of the property and for working capital purposes. The current portion of the outstanding principal balance of this mortgage was approximately $69,000 and $61,000 at June 30, 2026 and December 31, 2025, respectively.

DuQuoin State Bank (Mt. Vernon, Illinois retail)

In January 2024, the Company refinanced this property and entered into a $1.2 million loan and mortgage agreement with DSB. The mortgage has a 17-year term and bears interest at a rate of 9.50% per annum. The current portion of the outstanding principal balance of this mortgage was approximately $27,000 and $30,000 at June 30, 2026 and December 31, 2025, respectively.

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

The transaction was accounted for as an extinguishment of the Series B Obligation in accordance with Accounting Standards Codification 470, Debt ("ASC 470"), and a gain on the extinguishment of $0.7 million was recognized. This amount is included in the Company's condensed consolidated statement of operations for the six months ended June 30, 2026.

The New Notes were initially recorded at fair value. The difference between the principal amount and the allocated fair value was recorded as a debt discount, which is being accreted to interest expense over the respective terms of the New Notes.

Note #1

Note #1 was initially recorded at a fair value of $1.8 million. This amount is net of the $0.2 million recorded as a debt discount, which is being accreted through the term of Note #1 to interest expense. The fair value of Note #1 was $1.7 million at June 30, 2026. The current portion of the outstanding principal balance of Note #1 was $0.3 million at June 30, 2026.

Note #2

Note #2 was initially recorded at a fair value of $5.3 million. This amount is net of the $0.7 million recorded as a debt discount, which is being accreted through the term of Note #2 to interest expense. The fair value of Note #2 was $5.2 million at June 30, 2026. The current portion of the outstanding principal balance of Note #2 was $0.4 million at June 30, 2026.

Promissory Notes Issued as Purchase Consideration

Ermont

In connection with the March 9, 2023 acquisition of Ermont Inc. (the "Ermont Acquisition"), the Company issued a promissory note to the sellers in the principal amount of $7.0 million (the "Ermont Note"). The Ermont Note matures in March 2029, and bears interest at a rate of 6.0% per annum, with payments of interest-only for two years, and quarterly payments of principal and interest in arrears thereafter. The outstanding balance on the Ermont Note is subject to prepayment in full in the event the Company raises $75.0 million or more of equity capital. The Company recorded the Ermont Note at a present value of $4.6 million. This amount is net of the $2.4 million recorded as a debt discount, which is being accreted through the term of the Ermont Note to interest expense. As discussed above, on November 26, 2023, the Company used $2.2 million of the proceeds from the CREM Loan Transaction to reduce the outstanding balance of the Ermont Note. The difference between the face value of the Ermont Note and the present value recorded at the time of the Ermont Acquisition is being amortized to interest expense over the term of the Ermont Note. The fair value of the Ermont Note was $3.4 million and $3.2 million at June 30, 2026 and December 31, 2025, respectively. The current portion of the outstanding principal balance of the Ermont Note was $0.1 million at each of June 30, 2026 and December 31, 2025.

Greenhouse Naturals LLC

In December 2022, the Company completed the acquisition from Greenhouse Naturals LLC of the assets associated with a cannabis dispensary in Beverly, Massachusetts (the "Beverly Dispensary"). In connection with this transaction, the Company issued a $5.0 million promissory note to the sellers, payable on a monthly basis as a percentage of the monthly gross sales of the Beverly Dispensary (the "Greenhouse Naturals Note"). The Company recorded $0.7 million as a debt discount, which is being accreted to interest expense through the term of the Greenhouse Naturals Note. The Company's monthly payments on the Greenhouse Naturals Note are calculated based on the Beverly Dispensary's monthly sales. The fair value of the Greenhouse Naturals Note was $3.3 million and $3.4 million at June 30, 2026 and December 31, 2025, respectively. The Company estimated that the current portion of the Greenhouse Naturals Note was $0.6 million at each of June 30, 2026 and December 31, 2025.

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

Promissory Notes Issued to Purchase Property and Equipment

The Company had seven and six outstanding promissory notes in connection with the purchase of commercial motor vehicles at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the outstanding notes had an aggregate outstanding balance of approximately $188,000, of which approximately $51,000 was current. At December 31, 2025, the outstanding notes had an aggregate outstanding balance of approximately $185,000, of which approximately $45,000 was current. The weighted average interest rates of the outstanding balances were 11.27% and 11.11% at June 30, 2026 and December 31, 2025, respectively. The weighted average remaining terms of these notes were 3.94 years and 4.06 years at June 30, 2026 and December 31, 2025, respectively.

The Company had an outstanding note totaling $352,000 at each of June 30, 2026 and December 31, 2025 in connection with the purchase, in the second quarter of 2024, of a parking lot adjacent to its Middleborough, Massachusetts dispensary (the "Middleborough Note"). The Middleborough Note bears interest at a rate of 4.0% per annum, with monthly interest-only payments and a balloon payment for the entire principal amount due on February 1, 2029.

In May 2025, the Company issued a promissory note in the amount of $392,950 in connection with the purchase of certain machinery and equipment (the "M&E Note"). The M&E Note bears interest at an imputed rate of 15.7% per annum, and matures in May 2027. The entire outstanding balance of the M&E Note, approximating $212,000, was current at June 30, 2026. The current portion of the M&E Note balance was approximately $169,000 at December 31, 2025.

Future Payments

The future principal amounts due under the Company's outstanding mortgages and notes payable at June 30, 2026 were as follows (in thousands):

Year ending December 31,
Remainder of 2026	$1,559
2027	3,655
2028	4,746
2029	7,680
2030	3,545
Thereafter	61,487
Total future principal payments	82,672
Less: discount	(3,856)
Total future principal payments, net of discount	$78,816

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

The New Series B Preferred Stock is non-voting. However, the affirmative vote or consent of the holders of the New Series B Preferred Stock (the "New Series B Holders"), voting separately as a class, is required for certain acts taken by the Company, including the amendment or repeal of certain charter provisions, liquidation or winding up of the Company, creation of stock senior to the New Series B Preferred Stock, and/or other acts as defined in the Amended Certificate of Designation. The New Series B Preferred Stock shall, with respect to dividend rights and rights on liquidation, winding up and dissolution, rank senior to the common stock. The Company shall not declare, pay, or set aside any dividends on shares of any other class or series of capital stock of the Company unless the New Series B Holders shall first receive, or simultaneously receive, a dividend on each outstanding share of New Series B Preferred Stock in an amount calculated pursuant to the Amended Certificate of Designation.

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

The Company recorded the New Notes and the New Series B Preferred Stock at their respective fair values at the transaction date and allocated the total consideration transferred based on their relative fair values. The Company recognized a non-cash gain on the extinguishment of $0.7 million in the three months ended March 31, 2026, representing the excess of the carrying value of the Series B Obligation over the aggregate fair value of the New Notes and New Series B Preferred Stock. In the condensed consolidated balance sheet at June 30, 2026, the New Notes, net of debt discount, are included as components of liabilities (see Note 9) and the New Series B Preferred Stock is reported as mezzanine equity..

Series C Convertible Preferred Stock

In 2021, the Company issued to Hadron Healthcare Master Fund ("Hadron") 6,216,216 shares of Series C Convertible Preferred Stock (the "Series C Stock") and warrants to purchase up to an aggregate of 15,540,540 shares of its common stock in connection with a financing facility between the Company and Hadron, which warrants expired in March 2025. Each share of Series C Stock was convertible, at Hadron’s option, into five shares of the Company's common stock, and each warrant was exercisable at an exercise price of $1.087 per share. The warrants were subject to early termination if certain milestones were achieved and the market value of the Company’s common stock reached certain predetermined levels.

The Series C Stock was zero coupon, non-voting, and had a liquidation preference equal to its original issuance price plus declared but unpaid dividends. Holders of Series C Stock were entitled to receive dividends on an as-converted basis.

During the three months ended March 31, 2025, the Company converted, at Hadron's request in accordance with the terms and conditions of the Series C Stock certificate of designation, a total of 1,155,274 shares of Series C Stock into 5,776,370 shares of the Company's common stock (the "Conversion"). The Conversion was effected at a conversion rate of five shares of the Company's common stock for each share of Series C Stock converted. The Company did not recognize either a gain or loss on the Conversion as it was effected in accordance with the Series C Stock certificate of designation. As a result of the Conversion, no shares of Series C Stock were outstanding at either June 30, 2026 or December 31, 2025.

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

Stock Options

A summary of stock option activity during the six months ended June 30, 2026 is below:

	Shares	Weighted average exercise price
Outstanding at January 1, 2026	19,155,921	$0.82
Expired	(2,090,000)	$0.70
Outstanding at June 30, 2026	17,065,921	$0.84

Stock options granted under the Plan generally expire five years from the date of grant. At June 30, 2026, the stock options outstanding had a weighted average remaining life of approximately four months. The Company did not grant any stock options during the six months ended June 30, 2026.

Restricted Stock Units

Holders of unvested restricted stock units ("RSUs") do not have voting or dividend rights. The grant date fair values of RSUs are recognized as expense on a straight-line basis over the requisite service periods. The fair value of RSUs is determined based on the market value of the shares of the Company's common stock on the date of grant.

A summary of RSU activity for the six months ended June 30, 2026 was as follows:

	RSUs	Weighted average grant date fair value
Outstanding at January 1, 2026	9,887,289	$0.15
Granted	5,361,630	$0.08
Vested	(4,256,099)	$0.15
Forfeited	(300,405)	$0.11
Outstanding at June 30, 2026	10,692,415	$0.10

Of the 4,256,099 RSUs reported as vested in the table above, 243,958 shares, with an aggregate fair value of approximately $22,000, were surrendered to the Company to satisfy the tax withholding obligations that arose in connection with the vesting of such RSUs.

Warrants

At June 30, 2026, warrants to purchase up to 21,148,936 shares of the Company's common stock were outstanding, with a weighted average exercise price of $0.46 per share.

Stock-Based Compensation

The Company recorded stock-based compensation of $0.4 million and $0.6 million in the three months ended June 30, 2026 and 2025, respectively, and $0.7 million and $1.1 million in the six months ended June 30, 2026 and 2025, respectively.

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

The table below provides the Company's Net loss, Income (loss) from operations, and a reconciliation of Income (loss) from operations to Adjusted EBITDA for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(3,571)	$(1,395)	$(7,338)	$(6,874)

GAAP Income from operations	$418	$1,016	$543	$106
Depreciation and amortization of property and equipment	2,331	2,114	4,484	3,921
Amortization of acquired intangible assets	717	969	1,527	1,918
Stock-based compensation	350	549	675	1,096
Severance	16	—	16	—
Acquisition-related and other	116	139	285	251
Adjusted EBITDA	$3,948	$4,787	$7,530	$7,292

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

Revenue for the three and six months ended June 30, 2026 and 2025 was comprised of the following (in thousands):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Product sales - retail	$23,218	$22,334	$44,945	$43,064
Product sales - wholesale	18,514	17,131	36,031	33,917
Other revenue	193	41	430	431
Total revenue	$41,925	$39,506	$81,406	$77,412

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

(14) MAJOR CUSTOMERS

The Company did not have any customers that contributed 10% or more of total revenue in either of the six-month periods ended June 30, 2026 or 2025.

The Company did not have any customers that accounted for 10% or more of the Company’s accounts receivable balance at either June 30, 2026 or December 31, 2025. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and historical losses have been within management’s expectations.

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

At June 30, 2026, the Company was the lessee under eight operating leases and thirty-two finance leases. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company's operating leases include its corporate headquarters, dispensaries and cannabis production and processing facilities. Prior to the FSC Acquisition Date, the Company subleased three of these leased facilities to FSC and recognized rental income from these arrangements.

The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments. The Company leases machinery and office equipment under finance leases that expire from July 2026 through August 2031, with such terms being a major part of the economic useful life of the leased property.
The components of lease expense for the three months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease expense	$524	$534	$1,046	$1,067

Finance lease expenses:
Amortization of right of use assets	$491	$318	$932	$636
Interest on lease liabilities	123	52	235	147
Total finance lease expense	$614	$370	$1,167	$783

The weighted average remaining lease terms and weighted average discount rates for the Company's operating leases and finance leases at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (years):
Operating leases	8.17	9.11
Finance leases	2.13	2.44
Weighted average discount rate:
Operating leases	11.6%	11.6%
Finance leases	11.5%	10.9%

Future minimum lease payments as of June 30, 2026 under all non-cancelable leases having an initial or remaining term of more than one year were (in thousands):

	Operating leases	Finance leases
Remainder of 2026	$1,053	$1,054
2027	1,921	1,646
2028	1,868	784
2029	1,709	372
2030	1,151	42
Thereafter	6,832	19
Total lease payments	14,534	3,917
Less: imputed interest	(6,025)	(563)
	$8,509	$3,354

(16) RELATED PARTY TRANSACTIONS

The Company’s corporate offices are leased from an entity in which the Company’s President and Chief Executive Officer (the "CEO") has an investment interest. This lease expires in October 2028 and contains a five-year extension option. Expenses incurred under this lease were approximately $66,000 and $68,000 for the three months ended June 30, 2026 and 2025, respectively and approximately $136,000 and $145,000 for the six months ended June 30, 2026 and 2025, respectively.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s Chief Operating Officer (the “COO”). Purchases from this entity totaled $0.7 million and $1.6 million in the three months ended June 30, 2026 and 2025, respectively, and $2.1 million and $2.9 million in the six months ended June 30, 2026 and 2025, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the COO and the Company's Chief Commercial Officer under a royalty agreement. Under this agreement, the royalty percentage on all sales of Betty’s Eddies products is 3.0% if sold directly by the Company and between 1.35% and 2.5% if licensed by the Company for sale by third parties. Future developed products have a royalty rate of 0.5% if sold directly by the Company and between 0.125% and 0.135% if licensed by the Company for sale by third parties. The aggregate royalties earned by the entity under this agreement were approximately $179,000 and $156,000 for the three months ended June 30, 2026 and 2025, respectively, and approximately $353,000 and $319,000 for the six months ended June 30, 2026 and 2025, respectively.

During the three months ended June 30, 2026 and 2025, one of the Company’s majority-owned subsidiaries paid or accrued distributions of $1,050 and $1,260, respectively, to the CEO, who owns a minority equity interest in such subsidiary. These distributions totaled $3,045 in each of the six months ended June 30, 2026 and 2025.

The CEO and COO own 5% and 15%, respectively, of the membership units of Mari Holdings Metropolis, LLC, one of the Company's majority-owned subsidiaries. During the three months ended June 30, 2026, this majority-owned subsidiary recorded distributions of $3,500 and $10,500 to the CEO and COO, respectively. During the six months ended June 30, 2026, this subsidiary recorded distributions of $8,500 and $25,500 to the CEO and COO, respectively. During the three months ended June 30, 2025, this subsidiary recorded distributions of $2,000 and $6,000 to the CEO and COO, respectively. The distributions recorded by this subsidiary to the CEO and COO for the six months ended June 30, 2025 were $5,000 and $15,000, respectively.

At June 30, 2026 and December 31, 2025, the Company had an outstanding accounts payable balance of approximately $95,000 and $448,000, respectively, primarily in connection with fixed assets purchased from a third-party company in which the CEO has a controlling interest. The Company assumed approximately $35,000 of accounts payable to that company as part of the FSC Acquisition, which is included in the previously described balances. The Company also assumed an accounts payable amount of $21,000 from FSC to a second company in which the CEO has a controlling interest, which amount was outstanding at each of June 30, 2026 and December 31, 2025. These assumed liabilities related to cash advances to FSC in periods prior to the FSC Acquisition Date. In addition, the Company had outstanding payables to the CEO aggregating approximately $314,000 and $50,000 at June 30, 2026 and December 31, 2025, respectively, for amounts that the CEO had advanced to the Company for certain operating activities.

At June 30, 2026, the Company’s mortgages with Bank of New England and DSB were personally guaranteed by the CEO.

(17) INCOME TAXES

The following table summarizes the Company's income tax provision and effective tax rates for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Loss before income taxes	$(1,553)	$(704)	$(2,669)	$(3,352)
Income tax provision	$2,018	$691	$4,669	$3,522
Effective tax rate	(130)%	(98)%	(175)%	(105)%

The effective tax rates for the three and six months ended June 30, 2026 and 2025 were calculated using the discrete method based on the Company's period-to-date results adjusted for permanent and temporary differences.

Due to its cannabis operations, the Company is subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (the "IRC"), Section 280E under which the Company is only allowed to deduct expenses directly related to cost of goods sold of non-medical cannabis products. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. As a result, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.

On April 23, 2026, the U.S. Department of Justice (the "DOJ") issued a final order that placed both FDA-approved drugs containing cannabis and cannabis subject to a qualifying state medical list in Schedule III of the Controlled Substances Act. As a result, business conducted within these categories is no longer subject to IRC Section 280E, allowing for full deduction of ordinary and necessary business expenses. Due to the timing of when the final order was issued, the Company recorded the impact in its income tax provision for the three months ended June 30, 2026. The impact of this change in 280E applicability was a reduction in income tax expense of approximately $786,000 in each of the three and six months ended June 30, 2026. The Company continues to monitor guidance from the DOJ and the U.S. Internal Revenue Service (the "IRS") to properly record and disclose any impact in its future financial statements.

In February 2026, the IRS filed a lien against FSC in connection with an approximate $1 million tax liability for the 2023 and 2024 tax periods, which periods were prior to the FSC Acquisition Date. The Company recorded this liability as part of the allocation of the purchase consideration for FSC. The Company is disputing the assessment through a Collection Due Process (“CDP”) Hearing and pursuing a resolution, including potential reduction or collection alternatives. While the matter is pending, IRS enforcement is generally stayed. Although the liability is fully accrued in the accompanying condensed consolidated financial statements, an unfavorable outcome could materially impact the Company’s operations and financial position.

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

Bankruptcy Claim

In 2019, MariMed Hemp, Inc. ("MMH"), a subsidiary of the Company, sold hemp seed inventory to GenCanna Global Inc., (“GenCanna”), recording a related party receivable of approximately $29 million, which was fully reserved at December 31, 2019. In early 2020, GenCanna entered a Chapter 11 bankruptcy, which led to a final liquidating plan. In 2022, the Plan Administrator filed a complaint against MMH for alleged preferential transfers, which was settled in 2023 by reducing MMH's general unsecured claim to $15.5 million. In the three months ended September 30, 2024, MMH received a liquidation distribution of $116,250. On October 1, 2025, an incremental final liquidation distribution of $50,281 was received.

New Bedford, MA and Middleborough, MA Buildouts

In the third quarter of 2023, the Company recorded an increase of $2.0 million in building and building improvements and a corresponding accrued liability in the same amount for electrical work performed at the Company's New Bedford and Middleborough properties between December 2017 and June 2023. The electrical work was performed by an electrical contractor that was owned and/or controlled by the family of a non-officer/director Company stockholder who beneficially owned more than 5% of the Company's common stock when the electrical work began. The electrical work was primarily paid for by an entity that was indirectly controlled by that individual and another non-officer/director Company stockholder who also beneficially owned more than 5% of the Company's common stock when the electrical work began. Discussions to reach agreement with the entity that paid for the electrical work and all other interested parties to address this liability, which was $1.9 million at June 30, 2026, and related payment terms, are ongoing.

(19) SUBSEQUENT EVENTS

Equity Transactions

Subsequent to June 30, 2026, the Company issued an aggregate of 1,873,207 net shares of common stock upon the settlement of RSUs that vested prior to the filing date of this report.

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

Loss Contingencies and Reserves

We are subject to ongoing business risks arising in the ordinary course of business that affect the estimation process of the carrying value of assets, the recording of liabilities, and the possibility of various loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such amounts should be adjusted and record changes in estimates in the period they become known. We are subject to legal claims from time to time. We reserve for legal contingencies and related legal fees when the amounts are probable and estimable.

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

Results of Operations

Three and six months ended June 30, 2026 and 2025

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

We are typically considered the principal if we control the specified good or service before such good or service is transferred to our client, and typically considered the agent if we do not possess such control. We may also be deemed to be the principal even if we engage another party (an agent) to satisfy some of the performance obligations on our behalf, provided we (i) take on certain responsibilities, obligations and risks, (ii) possess certain abilities and discretion, or (iii) fulfill other relevant indicators of the sale. If deemed an agent, we do not recognize revenue for the performance obligations we do not satisfy.

Revenue for the three and six months ended June 30, 2026 and 2025 was comprised of the following (in thousands, except percentages):

			Increase (decrease)
			from prior year
	2026	2025	$	%
Three months ended June 30,
Product sales - retail	$23,218	$22,334	$884	4.0%
Product sales - wholesale	18,514	17,131	1,383	8.1%
Other revenue	193	41	152	370.7%
Total revenue	$41,925	$39,506	$2,419	6.1%

Six months ended June 30,
Product sales - retail	$44,945	$43,064	$1,881	4.4%
Product sales - wholesale	36,031	33,917	2,114	6.2%
Other revenue	430	431	(1)	(0.2)%
Total revenue	$81,406	$77,412	$3,994	5.2%

Our product sales increased by $2.3 million and $4.0 million, respectively, in the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The increase in retail sales in each of the current year periods was primarily attributable to our dispensaries in Delaware and Maryland and, to a lesser extent, Ohio. These increases were partially offset by lower sales in our Massachusetts dispensaries and certain of our dispensaries in Illinois. The increase in our wholesale revenue in the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily attributable to higher wholesale revenue in Delaware and Illinois and, to a lesser extent, Maryland, partially offset by lower wholesale revenue in Missouri. Both our retail and wholesale revenue in the six months ended June 30, 2026 benefited from the inclusion of a full six months of revenue from Delaware, as the prior year six-month period included only four months of such revenue.

The increase in other revenue in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily attributable to the increase in revenue from licensing fees in the current year period. Other revenue was essentially unchanged in the six months ended June 30, 2026 compared to the same prior year period, as the increase in the three months ended June 30, 2026 was offset by the cessation of revenue recognition from management fees, rental income and other components, effective as of the FSC Acquisition Date in connection with the FSC Acquisition.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue represents the direct costs associated with the generation of our revenue, including licensing, packaging, supply procurement, manufacturing, supplies, depreciation, amortization of acquired intangible assets, and other product-related costs.

Our cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

			Increase
			from prior year
	2026	2025	$	%
Three months ended June 30,
Cost of revenue	$25,700	$23,579	$2,121	9.0%
Gross profit	$16,225	$15,927	$298	1.9%
Gross margin	38.7%	40.3%

Six months ended June 30,
Cost of revenue	$49,905	$46,396	$3,509	7.6%
Gross profit	$31,501	$31,016	$485	1.6%
Gross margin	38.7%	40.1%

The increases in our cost of revenue in both the three and six months ended June 30, 2026 compared to the same prior year periods was primarily due to increases in certain production-related expenses, coupled with higher employee-related expenses. These increases were partially offset by reductions in certain inventory-related expenses. These increases primarily resulted from the inclusion of FSC expenses for the full six-month period in 2026 and the expansion of our production footprint in Maryland.

Operating Expenses

Our operating expenses are comprised of personnel, marketing and promotion, general and administrative, acquisition-related and other, and bad debt expenses. Our operating expenses for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

			Increase (decrease)
			from prior year
	2026	2025	$	%
Three months ended June 30,
Personnel	$7,475	$7,392	$83	1.1%
Marketing and promotion	847	781	66	8.5%
General and administrative	6,864	6,343	521	8.2%
Acquisition-related and other	116	139	(23)	(16.5)%
Bad debt	505	256	249	97.3%
	$15,807	$14,911	$896	6.0%

Six months ended June 30,
Personnel	$14,729	$14,733	$(4)	—%
Marketing and promotion	1,612	1,689	(77)	(4.6)%
General and administrative	13,751	12,593	1,158	9.2%
Acquisition-related and other	285	251	34	13.5%
Bad debt	581	1,644	(1,063)	(64.7%)
	$30,958	$30,910	$48	0.2%

Our personnel expenses increased slightly in the three months ended June 30, 2026 compared to June 30, 2025, and were essentially unchanged in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in the three months ended June 30, 2026 was primarily related to higher cash wages and commissions, partially offset by lower expenses related to our cash incentive programs and insurances. Personnel expenses decreased as a percentage of revenue in both current year periods compared to the respective prior year periods, from approximately 19% in each of the three and six months ended June 30, 2025 to 18% in each of the three and six months ended June 30, 2026.

Our marketing and promotion expenses increased slightly in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, and decreased slightly in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. We continue to focus on judicious marketing initiatives that expand the branding and distribution of our licensed products.

The increases in our general and administrative expenses in each of the three and six months ended June 30, 2026 compared to the respective three and six months ended June 30, 2025 were primarily attributable to higher facility-related expenses, professional fees and depreciation expense. These increases in both current year periods were partially offset by reductions in expense related to our employee equity incentive program and amortization of acquired intangible assets.

Acquisition-related and other expenses include those expenses related to acquisitive activities and other significant transactions that we would otherwise not have incurred, and include professional and services fees, such as legal, audit, consulting, paying agent and other fees. Our acquisition-related and other expenses in the three and six months ended June 30, 2026 primarily related to multiple pre-acquisitive and similar activities. Our acquisition-related and other expenses in the three and six months ended June 30, 2025 primarily related to the FSC Acquisition and other acquisitive activities.

We recorded $0.5 million and $0.6 million of bad debt expense in the three and six months ended June 30, 2026, respectively, to reserve for certain trade receivable accounts. We recorded $0.2 million and $1.6 million of bad debt expense in the three and six months ended June 30, 2025, respectively. The six-month amount included $1.5 million of expense to fully reserve amounts due from two credit service providers (the "Service Provider Receivables") and $0.1 million of expense to reserve for certain trade receivable accounts. Of the $1.5 million Service Provider Receivables, $1.3 million and the related reserve were included as components of Other assets and $0.2 million and the related reserve were included as components of Accounts receivable in the condensed consolidated balances at each of June 30, 2026 and December 31, 2025.

Interest

Interest expense primarily related to interest on mortgages and notes payable, as well as the CREM Loan (described below). Interest income primarily related to our notes receivable.

Our net interest expense increased in both the three and six months ended June 30, 2026 compared to the respective prior year periods. These increases were primarily due to interest related to new finance leases and automobile financing entered into after the second quarter of 2025.

Gain on Extinguishment of Debt

In the first quarter of 2026, we recognized a gain on the extinguishment of debt of $0.7 million in connection with the Series B Restructuring Agreement described in the “Overview” section above.

Income Tax Provision

We recorded income tax provisions of $4.7 million and $3.5 million in the six months ended June 30, 2026 and 2025, respectively.

We are subject to income taxes in the jurisdictions in which we operate, and consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As we operate in the federally illegal cannabis industry, we are subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (the “IRC”), Section 280E, under which taxpayers are only allowed to deduct expenses directly related to cost of goods sold of non-medical cannabis products. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and a higher effective tax rate than most industries. As a result, our effective tax rate can be highly variable and may not necessarily correlate to pre-tax income or loss.

On April 23, 2026, the U.S. Department of Justice (the “DOJ”) issued a final order that placed both FDA-approved drugs containing cannabis and cannabis subject to a qualifying state medical list in Schedule III of the Controlled Substances Act. As a result, business conducted within these categories is no longer subject to IRC Section 280E, allowing for full deduction of ordinary and necessary business expenses. Due to the timing of when the final order was issued, we recorded the impact in our income tax provision for the three months ended June 30, 2026. The impact of this change in 280E applicability was a reduction in income tax expense of approximately $786,000 in each of the three and six months ended

June 30, 2026. We continue to monitor guidance from the DOJ and the U.S. Internal Revenue Service (the "IRS") to properly record and disclose any impact in our future financial statements.

In February 2026, the IRS filed a lien against FSC in connection with an approximate $1 million tax liability for the 2023 and 2024 tax periods, which periods were prior to the FSC Acquisition Date. We recorded this liability as part of the allocation of the purchase consideration for FSC. In June 2025, the IRS filed a lien against us in connection with an approximate $6 million 2023 tax liability. We are disputing these assessments through Collection Due Process Hearings and pursuing resolutions, including potential reductions or collection alternatives. While the matters are pending, IRS enforcement is generally stayed. Although the liabilities are fully accrued in the accompanying condensed consolidated financial statements, unfavorable outcomes could materially impact our operations and financial position.

Liquidity and Capital Resources

We had cash, cash equivalents and restricted cash aggregating $8.4 million and $8.9 million at June 30, 2026 and December 31, 2025, respectively. In addition to the discussions below of our cash flows from operating, investing and financing activities, please also see our discussion of non-GAAP Adjusted EBITDA in the section “Non-GAAP Measurement” below, which discusses an additional financial measure not defined by GAAP which our management also uses to measure our liquidity.

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

The CREM Lender initially released $52.8 million to the CREM Borrowers (the "Initial CREM Distribution"), with the remaining proceeds of $5.9 million placed into in escrow to complete the expansion of our Hagerstown, Maryland cultivation facility (the "Hagerstown Facility"). Any unused proceeds would be released to us after completion of the Hagerstown Facility expansion. We used $46.8 million of the Initial CREM Distribution to fully repay certain of our outstanding debt obligations. These payments were comprised of $32.7 million to repay the previous term loan with Chicago Atlantic Admin, LLC, $11.9 million to repay the mortgage with Bank of New England for our New Bedford, MA and Middleborough, MA properties (the "BNE Mortgage"), and $2.2 million to reduce the outstanding balance of the note we issued in connection with the 2023 acquisition of Ermont, Inc. in Quincy, Massachusetts. Concurrent with the repayment of the BNE Mortgage, we refinanced these properties through the CREM Loan and accordingly, effective November 16, 2023, the mortgage on these properties is held by the CREM Lender, which mortgage matures in 2033 and which outstanding amount is included as a component of the CREM Loan amount in our consolidated balance sheets at June 30, 2026 and December 31, 2025.

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

Our operating activities provided $3.2 million and $1.6 million of cash in the six months ended June 30, 2026 and 2025, respectively. The change in cash from operating activities in the current year period compared to the prior year was primarily attributable to higher revenue, partially offset by expenses arising from expanding our geographic presence. These higher costs primarily relate to cultivation/manufacturing, personnel and facility-related expenses.

Cash Flows from Investing Activities

Our investing activities used $1.3 million and $0.7 million of cash in the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we used $0.7 million of cash for capital expenditures and $0.6 million for purchases and renewals of cannabis licenses. During the six months ended June 30, 2025, we used $0.6 million of cash for capital expenditures and $0.4 million in the aggregate for advances toward future business acquisitions and purchases and renewals of cannabis licenses. These amounts were partially offset by $0.2 million of cash acquired in connection with the FSC Acquisition and approximately $26,000 of proceeds from notes receivable.

Cash Flows from Financing Activities

Our financing activities used $2.4 million and $2.1 million of cash in the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we made $2.3 million of aggregate principal payments on our outstanding mortgages, promissory notes and finance leases, and approximately $80,000 of distribution payments. During the six months ended June 30, 2025, we made $4.0 million of aggregate principal payments on our outstanding mortgages, promissory notes and finance leases, and approximately $81,000 of distribution payments.

Based on our current expectations, we believe our current cash and future funding opportunities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at June 30, 2026, and our ability to raise additional cash through financing activities. Our contractual obligations at June 30, 2026 were primarily comprised of our outstanding CREM Loan, mortgages, promissory notes, and operating and finance leases. Our CREM Loan, mortgage and promissory note obligations totaled approximately $79 million at June 30, 2026.

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

Reconciliation of Income from Operations to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles income (loss) from operations to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
GAAP Income from operations	$418	$1,016	$543	$106
Depreciation and amortization of property and equipment	2,331	2,114	4,484	3,921
Amortization of acquired intangible assets	717	969	1,527	1,918
Stock-based compensation	350	549	675	1,096
Severance	16	—	16	—
Acquisition-related and other	116	139	285	251
Adjusted EBITDA	$3,948	$4,787	$7,530	$7,292

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2026 (the “Evaluation Date”). Based upon that evaluation, the Company's management concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1**
Employment Agreement, effective as of May 13, 2026, between the Registrant and Mario Pinho (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed May 14, 2026 with the SEC).

10.2**
Employment Agreement, effective as of May 13, 2026, between the Registrant and Ryan Crandall (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed May 14, 2026 with the SEC).

10.3* **	MariMed Inc. Third Amended and Restated 2018 Stock Award and Incentive Plan, as amended and restated June 22, 2026.
10.4* **	Form of Restricted Stock Unit Agreement (Time-Based Vesting) under the Third Amended and Restated 2018 Stock and Incentive Award Plan, as amended and restated.
10.5* **	Form of Restricted Stock Unit Agreement (Director Grant) under the Third Amended and Restated 2018 Stock and Incentive Award Plan, as amended and restated.
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL *	Instance Document
101.SCH XBRL *	Taxonomy Extension Schema
101.CAL XBRL *	Taxonomy Extension Calculation Linkbase
101.DEF XBRL *	Taxonomy Extension Definition Linkbase
101.LAB XBRL *	Taxonomy Extension Label Linkbase
101.PRE XBRL *	Taxonomy Extension Presentation Linkbase
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
* Filed herewith.
** This exhibit is a management contract or compensatory plan or arrangement.
*** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2026

MARIMED INC.

By:	/s/ Mario Pinho
Mario Pinho
Chief Financial Officer (Principal Financial Officer)