Form 10-Q
period 2026-09-30
MARIMED INC.
filed 2026-11-13
CIK 1522767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2026, 405,996,010 shares of the registrant’s common stock were outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MariMed Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash, cash equivalents and restricted cash	$10,361	$8,884
Accounts receivable, net of allowances of $868 and $287 at September 30, 2026 and December 31, 2025, respectively	9,175	9,114
Inventory	37,568	36,601
Notes receivable, current portion	13	866
Other current assets	4,253	3,825
Total current assets	61,370	59,290
Property and equipment, net	84,913	89,385
Intangible assets, net	14,966	17,210
Goodwill	24,002	24,002
Notes receivable, net of current portion	866	—
Operating lease right-of-use assets	8,425	7,723
Finance lease right-of-use assets	2,821	4,024
Other assets	950	931
Total assets	$198,313	$202,565

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Mortgages and notes payable, current portion	$3,214	$2,553
Accounts payable	14,886	14,586
Accrued expenses and other	9,880	9,509
Deferred revenue	1,854	1,394
Income taxes payable	34,221	26,981
Operating lease liabilities, current portion	2,120	1,952
Finance lease liabilities, current portion	1,788	2,092
Total current liabilities	67,963	59,067
Mortgages and notes payable, net of current portion	75,032	70,192
Operating lease liabilities, net of current portion	7,201	6,616
Finance lease liabilities, net of current portion	1,130	1,956
Total liabilities	151,326	137,831

Commitments and contingencies

MariMed Inc.
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Mezzanine equity
Series B convertible preferred stock, $0.001 par value; zero and 4,908,333 shares authorized, issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	14,725
New Series B convertible preferred stock, $0.001 par value; 26,900,000 and zero shares authorized, issued and outstanding at September 30, 2026 and December 31, 2025, respectively	6,933	—
Total mezzanine equity	6,933	14,725

Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 32,659,235 shares authorized; zero shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 404,753,818 and 396,911,368 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	405	397
Additional paid-in capital	180,379	179,405
Accumulated deficit	(138,811)	(127,932)
Noncontrolling interests	(1,919)	(1,861)
Total stockholders’ equity	40,054	50,009
Total liabilities, mezzanine equity and stockholders’ equity	$198,313	$202,565

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue	$44,227	$40,764	$125,633	$118,176
Cost of revenue	27,067	24,401	76,972	70,797
Gross profit	17,160	16,363	48,661	47,379

Operating expenses:
Personnel	7,942	7,028	22,671	21,761
Marketing and promotion	1,056	1,121	2,668	2,810
General and administrative	6,709	6,592	20,460	19,185
Acquisition-related and other	183	145	468	396
Bad debt	49	(122)	630	1,522
Total operating expenses	15,939	14,764	46,897	45,674

Income from operations	1,221	1,599	1,764	1,705

Interest and other (expense) income:
Interest expense	(2,003)	(1,825)	(5,986)	(5,349)
Interest income	37	25	109	74
Gain on extinguishment of debt	—	—	699	—
Other income, net	1	19	1	36
Total interest and other expense, net	(1,965)	(1,781)	(5,177)	(5,239)

Loss before income taxes	(744)	(182)	(3,413)	(3,534)
Provision for income taxes	2,743	2,759	7,412	6,281

Net loss	(3,487)	(2,941)	(10,825)	(9,815)
Net income attributable to noncontrolling interests	18	7	54	38
Net loss attributable to common stockholders	$(3,505)	$(2,948)	$(10,879)	$(9,853)

Net loss per share attributable to common stockholders:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding:
Basic	402,999	392,613	400,036	388,394
Diluted	402,999	392,613	400,036	388,394

See accompanying notes to the unaudited condensed consolidated financial statements.

MariMed Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Nine months ended September 30, 2026
	Common stock		Additional paid-in capital	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
	Shares	Par value
Balances at January 1, 2026	396,911,368	$397	$179,405	$(127,932)	$(1,861)	$50,009
Release of shares under stock grants	2,057,122	2	(2)	—	—	—
Shares of newly vested common stock surrendered to the Company to satisfy tax withholding obligations	(61,868)	—	(5)	—	—	(5)
Distributions to non-controlling interests	—	—	—	—	(49)	(49)
Stock-based compensation	—	—	325	—	—	325
Net (loss) income	—	—	—	(3,785)	18	(3,767)
Balances at March 31, 2026	398,906,622	399	179,723	(131,717)	(1,892)	46,513
Release of shares under stock grants	2,442,935	2	(2)	—	—	—
Shares of newly vested common stock surrendered to the Company to satisfy tax withholding obligations	(182,090)	—	(17)	—	—	(17)
Distributions to non-controlling interests	—	—	—	—	(31)	(31)
Stock-based compensation	—	—	350	—	—	350
Net loss (income)	—	—	—	(3,589)	18	(3,571)
Balances at June 30, 2026	401,167,467	401	180,054	(135,306)	(1,905)	43,244
Release of shares under stock grants	3,678,321	4	(4)	—	—	—
Shares of newly vested common stock surrendered to the Company to satisfy tax withholding obligations	(91,970)	—	(6)	—	—	(6)
Distributions to non-controlling interests	—	—	—	—	(32)	(32)
Stock-based compensation	—	—	335	—	—	335
Net (loss) income	—	—	—	(3,505)	18	(3,487)
Balances at September 30, 2026	404,753,818	$405	$180,379	$(138,811)	$(1,919)	$40,054

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

MariMed Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss attributable to common stockholders	$(10,879)	$(9,853)
Net income attributable to noncontrolling interests	54	38
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of property and equipment	6,685	6,036
Amortization of intangible assets	2,244	2,592
Stock-based compensation	1,010	1,478
Amortization of debt discount	490	339
Amortization of debt issuance costs	55	54
Payment-in-kind interest	—	30
Bad debt expense	630	1,522
Obligations settled with common stock	—	3
Loss on disposal of assets	—	245
Gain on extinguishment of debt	(699)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(691)	973
Deferred rents receivable	—	12
Inventory	(967)	(2,933)
Other current assets	242	(270)
Other assets	(19)	(2,707)
Accounts payable	327	(2,690)
Accrued expenses and other	472	2,903
Deferred revenue	460	283
Income taxes payable	7,240	6,211
Net cash provided by operating activities	6,654	4,266

Cash flows from investing activities:
Purchases of property and equipment	(916)	(1,134)
Business combinations, net of cash acquired, and asset purchases	—	231
Advances toward future business combinations and asset purchases	—	(50)
Purchases and renewals of cannabis licenses	(665)	(301)
Proceeds from notes receivable	26	26
Proceeds from disposal of assets	—	45
Net cash used in investing activities	(1,555)	(1,183)

MariMed Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2026	2025

Cash flows from financing activities:
Proceeds from mortgages	—	2,000
Payment of third-party debt issuance costs in connection with debt	—	(9)
Principal payments of mortgages	(1,205)	(1,105)
Repayment and retirement of mortgages	—	(689)
Principal payments of promissory notes	(958)	(2,876)
Principal payments of finance leases	(1,347)	(975)
Distributions	(112)	(115)
Net cash used in financing activities	(3,622)	(3,769)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,477	(686)
Cash, cash equivalents and restricted cash, beginning of year	8,884	7,282
Cash, cash equivalents and restricted cash, end of period	$10,361	$6,596

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,446	$5,193
Cash paid for income taxes	$207	$72

Non-cash activities:
Notes payable issued to purchase property and equipment	$27	$447
Entry into new operating leases and renewal of existing operating leases	$1,058	$—
Entry into new finance leases	$310	$1,264
Conversion of preferred stock to common stock	$—	$4,275
Return of stock to the Company in connection with withholding taxes	$28	$52
Exchange of preferred stock for preferred stock	$6,933	$—
Exchange of preferred stock for notes payable	$7,093	$—

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements in the Annual Report. There were no material changes to the Company's significant accounting policies during the nine-month period ended September 30, 2026.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. The fair values of these investments approximate their carrying values. The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. The Company had $2.2 million and $1.5 million of restricted cash at September 30, 2026 and December 31, 2025, respectively, which is held as collateral for the Company's Construction to Permanent Commercial Real Estate Mortgage Loan (the "CREM Loan") with Needham Bank, a Massachusetts co-operative bank (the "CREM Lender") (the "CREM Loan Collateral") (see Note 9).

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

Bad Debt Expense

The Company recorded approximately $49,000 and $0.6 million of bad debt expense in the three and nine months ended September 30, 2026, respectively, to reserve for certain trade receivable accounts. The Company recorded a credit of $0.1 million and $1.5 million of bad debt expense in the three and nine months ended September 30, 2025, respectively. The nine-month amount of $1.5 million was recorded to fully reserve amounts due from two credit card service providers (the "Service Provider Receivables") and $0.1 million of expense to reserve for certain trade receivable accounts. Of the $1.5 million of Service Provider Receivables, $1.3 million and the related reserve were included as components of Other Assets and $0.2 million and the related reserves were included as components of Accounts Receivable in the condensed consolidated balance sheets at each of September 30, 2026 and December 31, 2025.

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

The Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2025 included revenue of $3.9 million and $7.1 million, respectively, and $2.4 million and $0.8 million of net income, respectively, attributable to FSC for the period subsequent to the FSC Acquisition Date.

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

The following unaudited pro forma information presents the condensed combined results of MariMed and FSC for the three and nine months ended September 30, 2025, as if the FSC Acquisition had been completed on January 1, 2024, with adjustments to give effect to pro forma events that are directly attributable to the FSC Acquisition. These pro forma adjustments include amortization of acquired intangibles arising from the FSC Acquisition, the reversal of income recognized by MariMed attributable to FSC as its managed client, and the reversal of expense recorded by FSC in connection with its management agreement with MariMed.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of MariMed and FSC. Accordingly, these unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results that would have been achieved had the FSC Acquisition occurred on January 1, 2024, nor are they intended to represent or be indicative of future results of operations. These unaudited pro forma results for the three and nine months ended September 30, 2025 are as follows (in thousands):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2025	2025
	(unaudited)
Revenue	$40,764	$119,344
Net loss	$(4,036)	$(15,093)

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Weighted average shares outstanding - basic	402,999	392,613	400,036	388,394
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding - diluted	402,999	392,613	400,036	388,394

(4) INVENTORY

Inventory at September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Plants	$5,805	$6,594
Ingredients and other raw materials	9,830	7,577
Work-in-process	6,943	9,568
Finished goods	14,990	12,862
	$37,568	$36,601

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

The Company received rental payments and recognized rental income of $0.2 million in the nine months ended September 30, 2025. These payments were recognized as revenue on a straight-line basis.

(6) NOTE RECEIVABLE AND OMNIBUS AGREEMENT

Note Receivable

At each of September 30, 2026 and December 31, 2025, the Company had a note receivable from Healer LLC, an entity that provides cannabis education and dosage programs ("Healer"), of approximately $866,000. The note bore interest at a rate of 6% per annum and required quarterly payments of interest through the original April 2026 maturity date. The Company had the right to offset any licensing fees payable by the Company to Healer in the event Healer failed to make any payment when due. As of September 30, 2026, there was outstanding interest receivable of approximately $13,000; which amount is reported as Notes receivable, current portion, in the condensed consolidated balance sheet.

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

(7) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net, at September 30, 2026 and December 31, 2025 was comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Land	$6,151	$6,151
Buildings and building improvements	56,830	56,770
Tenant improvements	31,075	30,980
Furniture and fixtures	2,208	2,208
Machinery and equipment	20,650	19,843
Construction in progress	200	565
	117,114	116,517
Less: accumulated depreciation	(32,201)	(27,132)
Property and equipment, net	$84,913	$89,385

The Company recorded depreciation expense related to property and equipment of $2.2 million and $2.1 million in the three months ended September 30, 2026 and 2025, respectively, and $6.7 million and $6.0 million in the nine months ended September 30, 2026 and 2025, respectively.

(8) INTANGIBLE ASSETS AND GOODWILL

The Company’s acquired intangible assets at September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

September 30, 2026	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradenames and trademarks	5.64	$3,729	$3,460	$269
Licenses and customer base	8.68	23,955	9,258	14,697
Non-compete agreements	2.00	42	42	—
	8.23	$27,726	$12,760	$14,966

December 31, 2025	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Tradenames and trademarks	5.64	$3,729	$3,224	$505
Licenses and customer base	8.68	23,955	7,250	16,705
Non-compete agreements	2.00	42	42	—
	8.23	$27,726	$10,516	$17,210

Estimated future amortization expense for the Company’s intangible assets at September 30, 2026 was as follows:

Year ending December 31,
Remainder of 2026	$717
2027	2,867
2028	2,709
2029	2,230
2030	1,924
Thereafter	4,519
Total	$14,966

The changes in the carrying value of the Company’s goodwill in the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	2026	2025
Balance at January 1,	$24,002	$15,812
FSC Acquisition	—	6,843
Balance at September 30,	$24,002	$22,655

(9) DEBT

Mortgages and Notes Payable

The Company’s mortgages and notes payable are reported in the aggregate on the condensed consolidated balance sheets under the captions Mortgages and notes payable, current portion, and Mortgages and notes payable, net of current portion.

The Company’s mortgage and notes payable balances at September 30, 2026 and December 31, 2025 were comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
CREM Loan, net of debt discount of $1,332 and $1,387 at September 30, 2026 and December 31, 2025, respectively	$55,148	$56,037
Bank of New England - Wilmington, DE property	838	947
DuQuoin State Bank - Anna, IL and Harrisburg, IL properties	1,953	1,979
DuQuoin State Bank - Metropolis, IL property	2,308	2,358
DuQuoin State Bank - Mt. Vernon, IL property (retail)	1,073	1,103
Du Quoin State Bank - Mt. Vernon, IL property (grow and production)	2,767	2,814
Promissory note issued to the holders of the Series B Convertible Preferred Stock under the Restructuring and Exchange Agreement (see Note 10), net of debt discount of $122 at September 30, 2026	1,685	—
Promissory note issued to the holders of the Series B Convertible Preferred Stock under the Restructuring and Exchange Agreement (see Note 10), net of debt discount of $639 at September 30, 2026	5,139	—
Promissory note issued as purchase consideration - Ermont Acquisition, net of debt discount of $1,082 and $1,327 at September 30, 2026 and December 31, 2025, respectively	3,465	3,248
Promissory note issued as purchase consideration - Greenhouse Naturals Acquisition, net of debt discount of $474 and $513 at September 30, 2026 and December 31, 2025, respectively	3,172	3,429
Promissory note issued to purchase land	352	352
Promissory notes issued to purchase motor vehicles	177	185
Promissory note issued to purchase other machinery and equipment	169	293
Total mortgages and notes payable	78,246	72,745
Less: Mortgages and notes payable, current portion	(3,214)	(2,553)
Mortgages and notes payable, net of current portion	$75,032	$70,192

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

The Company incurred bank closing costs and third party costs (i.e., legal fees, etc.) aggregating $1.5 million in connection with the CREM Loan Transaction, which were recorded as a discount to the Loan Transaction (the "CREM Closing Costs Discount"), and which are being amortized to interest expense over the term of the CREM Loan Transaction. The Company recorded interest amortization related to the CREM Loan Closing Costs of approximately $18,000 in each of the three months ended September 30, 2026 and 2025, respectively, and $55,000 and $48,000 in the nine months ended September 30, 2026 and 2025, respectively.

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

During the nine months ended September 30, 2026, the Company made payments aggregating $4.6 million, comprised of $0.9 million of principal and $3.7 million of interest. During the nine months ended September 30, 2025, the Company made payments aggregating $4.6 million, comprised of $0.9 million of principal and $3.7 million of interest. The current portion of the outstanding principal balance of the CREM Loan was $1.3 million at each of September 30, 2026 and December 31, 2025.

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

Bank of New England (Wilmington, Delaware)

The Company maintains a mortgage with Bank of New England in connection with the 2016 purchase of a building in Wilmington, DE, which was developed into a cannabis seed to sale facility. The mortgage matures in 2031, with monthly principal and interest payments at a rate of 8.25% per annum, which was adjusted in September 2026, as the rate adjusts every five years to the then-prime rate plus 1.5%, with a floor of 5.25% per annum. Prior to the September 2026 adjustment, the interest rate was 5.25% per annum. The current portion of the outstanding principal balance under this mortgage was approximately $145,000 and $148,000 at September 30, 2026 and December 31, 2025, respectively.

DuQuoin State Bank (Anna, Illinois and Harrisburg, Illinois)

In May 2016, the Company entered into a loan and mortgage agreement with DuQuoin State Bank ("DSB") for the purchase of properties in Anna, IL and Harrisburg, IL, which the Company developed into two free-standing retail dispensaries (the "DSB Original Mortgage"). In May 2025, the Company refinanced this mortgage with DSB at a rate of 8.75% per annum (the "DSB Mortgage"). The DSB Mortgage matures in May 2045. The Company used $0.7 million of the proceeds from the DSB Mortgage to retire the DSB Original Mortgage. The current portion of the outstanding principal balance under the DSB Refinance Mortgage was approximately $42,000 and $38,000 at September 30, 2026 and December 31, 2025, respectively.

DuQuoin State Bank (Metropolis, Illinois)

In July 2021, the Company purchased the land and building in which it operates its cannabis dispensary in Metropolis, Illinois. In connection with this purchase, the Company entered into a loan and mortgage agreement with DSB in the amount of $2.7 million that matures in July 2041, and currently bears interest at a rate of 9.75% per annum, which rate is adjusted each year based on a certain interest rate index plus a margin. Prior to the rate adjustment in August 2026, the rate had been 11.25% per annum. As part of this transaction, the seller received a 30.0% ownership interest in Mari Holdings Metropolis LLC (“Metro”), the Company’s subsidiary that owns the property and holds the related mortgage obligation, reducing the Company’s ownership interest in Metro to 70.0%. The current portion of the outstanding principal balance of this mortgage was approximately $45,000 and $55,000 at September 30, 2026 and December 31, 2025 respectively.

DuQuoin State Bank (Mt. Vernon, Illinois grow and production)

In July 2022, Mari Holdings Mt. Vernon LLC, a wholly-owned subsidiary of the Company, entered into a $3.0 million loan and mortgage agreement with DSB secured by property owned by the Company in Mt. Vernon, Illinois, which it is developing into a grow and production facility. The mortgage has a 20-year term and currently bears interest at the rate of 9.75% per annum, subject to adjustment on each annual anniversary date to the Wall Street Journal U.S. Prime Rate (with an interest rate floor of 7.75%). Prior to the rate adjustment in July 2026, the interest rate was 11.25% per annum. The proceeds of the loan were utilized for the build-out of the property and for working capital purposes. The current portion of the outstanding principal balance of this mortgage was approximately $77,000 and $61,000 at September 30, 2026 and December 31, 2025, respectively.

DuQuoin State Bank (Mt. Vernon, Illinois retail)

In January 2024, the Company refinanced this property and entered into a $1.2 million loan and mortgage agreement with DSB. The mortgage has a 17-year term and bears interest at a rate of 9.50% per annum. The current portion of the outstanding principal balance of this mortgage was approximately $31,000 and $30,000 at September 30, 2026 and December 31, 2025, respectively.

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

Pursuant to the Series B Restructuring Agreement, all outstanding shares of outstanding Series B Convertible Preferred Stock were cancelled, and the Series B Obligation was extinguished. In exchange, the Company issued to the Series B Holders (i) two new promissory notes in the aggregate principal amount of $8.0 million, one in the principal amount of $2.0 million, due March 1, 2028, accruing interest at a rate of 8.0% per annum (“Note #1”) and the other in the principal amount of $6.0 million, due March 1, 2031, accruing interest at a rate of 10.0% per annum (“Note #2” collectively with Note #1, the “New Notes”), and (ii) 26,900,000 shares of an amended and restated class of the Company’s Series B Convertible Preferred Stock (the “New Series B Preferred Stock”), having an aggregate liquidation preference of $6.725 million ($0.25 per share), and the rights, preferences and privileges set forth in the Second Amended and Restated Certificate of Designation filed with the Secretary of State of the State of Delaware on February 26, 2026 (the “Amended Certificate of Designation”). The New Notes are guaranteed by certain subsidiaries of the Company pursuant to a Subsidiary Guaranty dated as of February 24, 2026 (the “Subsidiary Guaranty”).

The transaction was accounted for as an extinguishment of the Series B Obligation in accordance with Accounting Standards Codification 470, Debt ("ASC 470"), and a gain on the extinguishment of $0.7 million was recognized. This amount is included in the Company's condensed consolidated statement of operations for the nine months ended September 30, 2026.

The New Notes were initially recorded at fair value. The difference between the principal amount and the allocated fair value was recorded as a debt discount, which is being accreted to interest expense over the respective terms of the New Notes.

Note #1

Note #1 was initially recorded at a fair value of $1.8 million. This amount is net of the $0.2 million recorded as a debt discount, which is being accreted through the term of Note #1 to interest expense. The fair value of Note #1 was $1.7 million at September 30, 2026. The current portion of the outstanding principal balance of Note #1 was approximately $0.4 million at September 30, 2026.

Note #2

Note #2 was initially recorded at a fair value of $5.3 million. This amount is net of the $0.7 million recorded as a debt discount, which is being accreted through the term of Note #2 to interest expense. The fair value of Note #2 was $5.1 million at September 30, 2026. The current portion of the outstanding principal balance of Note #2 was $0.4 million at September 30, 2026.

Promissory Notes Issued as Purchase Consideration

Ermont

In connection with the March 9, 2023 acquisition of Ermont Inc. (the "Ermont Acquisition"), the Company issued a promissory note to the sellers in the principal amount of $7.0 million (the "Ermont Note"). The Ermont Note matures in March 2029, and bears interest at a rate of 6.0% per annum, with payments of interest-only for two years, and quarterly payments of principal and interest in arrears thereafter. The outstanding balance on the Ermont Note is subject to prepayment in full in the event the Company raises $75.0 million or more of equity capital. The Company recorded the Ermont Note at a present value of $4.6 million. This amount is net of the $2.4 million recorded as a debt discount, which is being accreted through the term of the Ermont Note to interest expense. As discussed above, on November 26, 2023, the Company used $2.2 million of the proceeds from the CREM Loan Transaction to reduce the outstanding balance of the Ermont Note. The difference between the face value of the Ermont Note and the present value recorded at the time of the Ermont Acquisition is being amortized to interest expense over the term of the Ermont Note. The fair value of the Ermont Note was $3.5 million and $3.2 million at September 30, 2026 and December 31, 2025, respectively. The current portion of the outstanding principal balance of the Ermont Note was $0.1 million at each of September 30, 2026 and December 31, 2025.

Greenhouse Naturals LLC

In December 2022, the Company completed the acquisition from Greenhouse Naturals LLC of the assets associated with a cannabis dispensary in Beverly, Massachusetts (the "Beverly Dispensary"). In connection with this transaction, the Company issued a $5.0 million promissory note to the sellers, payable on a monthly basis as a percentage of the monthly gross sales of the Beverly Dispensary (the "Greenhouse Naturals Note"). The Company recorded $0.7 million as a debt discount, which is being accreted to interest expense through the term of the Greenhouse Naturals Note. The Company's monthly payments on the Greenhouse Naturals Note are calculated based on the Beverly Dispensary's monthly sales. The fair value of the Greenhouse Naturals Note was $3.2 million and $3.4 million at September 30, 2026 and December 31, 2025, respectively. The Company estimated that the current portion of the Greenhouse Naturals Note was $0.4 million and $0.6 million at September 30, 2026 and December 31, 2025, respectively.

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

Promissory Notes Issued to Purchase Property and Equipment

The Company had six outstanding promissory notes in connection with the purchase of commercial motor vehicles at each of September 30, 2026 and December 31, 2025. At September 30, 2026, the outstanding notes had an aggregate outstanding balance of approximately $177,000, of which approximately $48,000 was current. At December 31, 2025, the outstanding notes had an aggregate outstanding balance of approximately $185,000, of which approximately $45,000 was current. The weighted average interest rates of the outstanding balances were 11.22% and 11.11% at September 30, 2026 and December 31, 2025, respectively. The weighted average remaining terms of these notes were 3.79 years and 4.06 years at September 30, 2026 and December 31, 2025, respectively.

The Company had an outstanding note totaling $352,000 at each of September 30, 2026 and December 31, 2025 in connection with the purchase, in the second quarter of 2024, of a parking lot adjacent to its Middleborough, Massachusetts dispensary (the "Middleborough Note"). The Middleborough Note bears interest at a rate of 4.0% per annum, with monthly interest-only payments and a balloon payment for the entire principal amount due on February 1, 2029.

In May 2025, the Company issued a promissory note in the amount of $392,950 in connection with the purchase of certain machinery and equipment (the "M&E Note"). The M&E Note bears interest at an imputed rate of 15.7% per annum, and matures in May 2027. The entire outstanding balance of the M&E Note, approximating $169,000, was current at September 30, 2026. The current portion of the M&E Note balance was approximately $169,000 at December 31, 2025.

Future Payments

The future principal amounts due under the Company's outstanding mortgages and notes payable at September 30, 2026 were as follows (in thousands):

Year ending December 31,
Remainder of 2026	$791
2027	3,260
2028	4,332
2029	7,269
2030	3,276
Thereafter	62,967
Total future principal payments	81,895
Less: discount	(3,649)
Total future principal payments, net of discount	$78,246

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

Restructuring and Exchange Agreement

On February 24, 2026, the Company and the Series B Holders entered into the Series B Restructuring Agreement to restructure the Series B Obligation.

Pursuant to the Series B Restructuring Agreement, the then-outstanding shares of Series B Stock were cancelled, and the Series B Obligation was extinguished. In exchange, the Company issued to the Series B Holders:
•the New Notes with an aggregate principal amount of $8.0 million, comprised of:
◦Note #1 in the principal amount of $2.0 million, due March 1, 2028, accruing interest at a rate of 8.0% per annum; and
◦Note #2 in the principal amount of $6.0 million, due March 1, 2031, accruing interest at a rate of 10.0% per annum; and
•26,900,000 shares of the New Series B Preferred Stock, with an aggregate liquidation preference of $6.725 million ($0.25 per share), and the rights, preferences and privileges set forth in the Amended Certificate of Designation.

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

The Company recorded the New Notes and the New Series B Preferred Stock at their respective fair values at the transaction date and allocated the total consideration transferred based on their relative fair values. The Company recognized a non-cash gain on the extinguishment of $0.7 million in the three months ended March 31, 2026, representing the excess of the carrying value of the Series B Obligation over the aggregate fair value of the New Notes and New Series B Preferred Stock. The New Notes, net of debt discount, are included as components of liabilities (see Note 9) and the New Series B Preferred Stock is reported as mezzanine equity in the condensed consolidated balance sheet at September 30, 2026.

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

During the three months ended March 31, 2025, the Company converted, at Hadron's request in accordance with the terms and conditions of the Series C Stock certificate of designation, a total of 1,155,274 shares of Series C Stock into 5,776,370 shares of the Company's common stock (the "Conversion"). The Conversion was effected at a conversion rate of five shares of the Company's common stock for each share of Series C Stock converted. The Company did not recognize either a gain or loss on the Conversion as it was effected in accordance with the Series C Stock certificate of designation. As a result of the Conversion, no shares of Series C Stock were outstanding at either of September 30, 2026 or December 31, 2025.

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

Stock Options

A summary of stock option activity during the nine months ended September 30, 2026 is below:

	Shares	Weighted average exercise price
Outstanding at January 1, 2026	19,155,921	$0.82
Expired	(15,772,921)	$0.86
Outstanding at September 30, 2026	3,383,000	$0.64

Stock options granted under the Plan generally expire five years from the date of grant. At September 30, 2026, the stock options outstanding had a weighted average remaining life of approximately eight months. The Company did not grant any stock options during the nine months ended September 30, 2026.

Restricted Stock Units

Holders of unvested restricted stock units ("RSUs") do not have voting or dividend rights. The grant date fair values of RSUs are recognized as expense on a straight-line basis over the requisite service periods. The fair value of RSUs is determined based on the market value of the shares of the Company's common stock on the date of grant.

A summary of RSU activity for the nine months ended September 30, 2026 was as follows:

	RSUs	Weighted average grant date fair value
Outstanding at January 1, 2026	9,887,289	$0.15
Granted	7,209,957	$0.07
Vested	(8,178,378)	$0.13
Forfeited	(465,717)	$0.12
Outstanding at September 30, 2026	8,453,151	$0.09

Of the 8,178,378 RSUs reported as vested in the table above, 335,928 shares, with an aggregate fair value of approximately $28,000, were surrendered to the Company to satisfy the tax withholding obligations that arose in connection with the vesting of such RSUs.

Warrants

At September 30, 2026, warrants to purchase up to 20,148,936 shares of the Company's common stock were outstanding, with a weighted average exercise price of $0.46 per share.

Stock-Based Compensation

The Company recorded stock-based compensation of $0.3 million and $0.4 million in the three months ended September 30, 2026 and 2025, respectively, and $1.0 million and $1.5 million in the nine months ended September 30, 2026 and 2025, respectively.

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

The table below provides the Company's Net loss, Income (loss) from operations, and a reconciliation of Income (loss) from operations to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss	$(3,487)	$(2,941)	$(10,825)	$(9,815)

GAAP Income from operations	$1,221	$1,599	$1,764	$1,705
Depreciation and amortization of property and equipment	2,201	2,115	6,685	6,036
Amortization of acquired intangible assets	717	674	2,244	2,592
Stock-based compensation	335	382	1,010	1,478
Severance	—	224	16	224
Acquisition-related and other	183	145	468	396
Adjusted EBITDA	$4,657	$5,139	$12,187	$12,431

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

Revenue for the three and nine months ended September 30, 2026 and 2025 was comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Product sales - retail	$24,480	$22,573	$69,425	$65,637
Product sales - wholesale	19,483	18,031	55,514	51,948
Other revenue	264	160	694	591
Total revenue	$44,227	$40,764	$125,633	$118,176

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

(14) MAJOR CUSTOMERS

The Company did not have any customers that contributed 10% or more of total revenue in either of the nine-month periods ended September 30, 2026 or 2025.

The Company did not have any customers that accounted for 10% or more of the Company’s accounts receivable balance at either September 30, 2026 or December 31, 2025. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and historical losses have been within management’s expectations.

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

At September 30, 2026, the Company was the lessee under nine operating leases and thirty-four finance leases. These leases contain rent holidays and customary escalations of lease payments for the type of facilities being leased. The Company's operating leases include its corporate headquarters, dispensaries and cannabis production and processing facilities. Prior to the FSC Acquisition Date, the Company subleased three of these leased facilities to FSC and recognized rental income from these arrangements.

The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods which the Company fully expects to exercise. Certain leases require the payment of property taxes, insurance and/or maintenance costs in addition to the rent payments. The Company leases machinery and office equipment under finance leases that expire from December 2026 through August 2031, with such terms being a major part of the economic useful life of the leased property.
The components of lease expense for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease expense	$572	$533	$1,618	$1,600

Finance lease expenses:
Amortization of right of use assets	$457	$369	$1,389	$1,005
Interest on lease liabilities	110	92	345	239
Total finance lease expense	$567	$461	$1,734	$1,244

The weighted average remaining lease terms and weighted average discount rates for the Company's operating leases and finance leases at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (years):
Operating leases	8.33	9.11
Finance leases	1.98	2.44
Weighted average discount rate:
Operating leases	11.7%	11.6%
Finance leases	11.6%	10.9%

Future minimum lease payments as of September 30, 2026 under all non-cancelable leases having an initial or remaining term of more than one year were (in thousands):

	Operating leases	Finance leases
Remainder of 2026	$549	$483
2027	2,090	1,661
2028	2,042	795
2029	1,889	376
2030	1,336	42
Thereafter	8,026	19
Total lease payments	15,932	3,376
Less: imputed interest	(6,611)	(458)
	$9,321	$2,918

(16) RELATED PARTY TRANSACTIONS

The Company’s corporate offices are leased from an entity in which the Company’s President and Chief Executive Officer (the "CEO") has an investment interest. This lease expires in October 2028 and contains a five-year extension option. Expenses incurred under this lease were approximately $65,000 and $69,000 for the three months ended September 30, 2026 and 2025, respectively and approximately $201,000 and $213,000 for the nine months ended September 30, 2026 and 2025, respectively.

In July 2026, the Company entered into a lease agreement with an entity in which the Company's CEO has an investment interest. The lease expires in October 2036. Expenses incurred under this lease were approximately $43,000 in both the three and nine months ended September 30, 2026.

The Company procures nutrients, lab equipment, cultivation supplies, furniture, and tools from an entity owned by the family of the Company’s Chief Operating Officer (the “COO”). Purchases from this entity totaled $1.3 million each of the three months ended September 30, 2026 and 2025, and $3.4 million and $4.3 million in the nine months ended September 30, 2026 and 2025, respectively.

The Company pays royalties on the revenue generated from its Betty’s Eddies product line to an entity owned by the COO and the Company's Chief Commercial Officer under a royalty agreement. Under this agreement, the royalty percentage on all sales of Betty’s Eddies products is 3.0% if sold directly by the Company and between 1.35% and 2.5% if licensed by the Company for sale by third parties. Future developed products have a royalty rate of 0.5% if sold directly by the Company and between 0.125% and 0.135% if licensed by the Company for sale by third parties. The aggregate royalties earned by the entity under this agreement were approximately $190,000 and $154,000 for the three months ended September 30, 2026 and 2025, respectively, and approximately $544,000 and $472,000 for the nine months ended September 30, 2026 and 2025, respectively.

During the three months ended September 30, 2026 and 2025, one of the Company’s majority-owned subsidiaries paid or accrued distributions of $1,890 and $1,995, respectively, to the CEO, who owns a minority equity interest in such subsidiary. These distributions totaled $4,935 and $5,040 in the nine months ended September 30, 2026 and 2025, respectively.

The CEO and COO own 5% and 15%, respectively, of the membership units of Mari Holdings Metropolis, LLC, one of the Company's majority-owned subsidiaries. During the three months ended September 30, 2026, this majority-owned subsidiary recorded distributions of $2,500 and $7,500 to the CEO and COO, respectively. During the nine months ended September 30, 2026, this subsidiary recorded distributions of $11,000 and $33,000 to the CEO and COO, respectively. During the three months ended September 30, 2025, this subsidiary recorded distributions of $2,500 and $7,500 to the CEO and COO, respectively. The distributions recorded by this subsidiary to the CEO and COO for the nine months ended September 30, 2025 were $7,500 and $22,500, respectively.

At September 30, 2026 and December 31, 2025, the Company had an outstanding accounts payable balance of approximately $51,000 and $448,000, respectively, primarily in connection with fixed assets purchased from a third-party company in which the CEO has a controlling interest. The Company assumed approximately $35,000 of accounts payable to that company as part of the FSC Acquisition, which is included in the previously described balances. The Company also assumed an accounts payable amount of $21,000 from FSC to a second company in which the CEO has a controlling interest, which amount was outstanding at December 31, 2025. The Company repaid this amount during the three months ended September 30, 2026. These assumed liabilities related to cash advances to FSC in periods prior to the FSC Acquisition Date. In addition, the Company had outstanding payables to the CEO aggregating approximately $314,000 and $50,000 at September 30, 2026 and December 31, 2025, respectively, for amounts that the CEO had advanced to the Company for certain operating activities.

At September 30, 2026, the Company’s mortgages with Bank of New England and DSB were personally guaranteed by the CEO.

(17) INCOME TAXES

The following table summarizes the Company's income tax provision and effective tax rates for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Loss before income taxes	$(744)	$(182)	$(3,413)	$(3,534)
Income tax provision	$2,743	$2,759	$7,412	$6,281
Effective tax rate	(369)%	(1,516)%	(217)%	(178)%

The effective tax rates for the three and nine months ended September 30, 2026 and 2025 were calculated using the discrete method based on the Company's period-to-date results adjusted for permanent and temporary differences.

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

On April 23, 2026, the U.S. Department of Justice (the "DOJ") issued a final order that placed both FDA-approved drugs containing cannabis and cannabis subject to a qualifying state medical list in Schedule III of the Controlled Substances Act. As a result, business conducted within these categories is no longer subject to IRC Section 280E, allowing for full deduction of ordinary and necessary business expenses. Due to the timing of when the final order was issued, the Company recorded the impact in its income tax provision for the second and third quarters of 2026. The impact of this change in 280E applicability was a reduction in income tax expense of approximately $392,000 and $1.2 million in the three and nine months ended September 30, 2026, respectively. The Company continues to monitor guidance from the DOJ and the U.S. Internal Revenue Service (the "IRS") to properly record and disclose any impact in its future financial statements.

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

New Bedford, MA and Middleborough, MA Buildouts

In the third quarter of 2023, the Company recorded an increase of $2.0 million in building and building improvements and a corresponding accrued liability in the same amount for electrical work performed at the Company's New Bedford and Middleborough properties between December 2017 and June 2023. The electrical work was performed by an electrical contractor that was owned and/or controlled by the family of a non-officer/director Company stockholder who beneficially owned more than 5% of the Company's common stock when the electrical work began. The electrical work was primarily paid for by an entity that was indirectly controlled by that individual and another non-officer/director Company stockholder who also beneficially owned more than 5% of the Company's common stock when the electrical work began. Discussions to reach agreement with the entity that paid for the electrical work and all other interested parties to address this liability, which was $1.9 million at September 30, 2026, and related payment terms, are ongoing.

(19) SUBSEQUENT EVENTS

Equity Transactions

Subsequent to September 30, 2026, the Company issued an aggregate of 1,242,192 net shares of common stock upon the settlement of RSUs that vested prior to the filing date of this report.

On October 28, 2026, the Company held a special meeting of stockholders (the “Special Meeting”), at which stockholders approved an amendment to the Company’s Certificate of Incorporation to authorize a reverse stock split of the Company’s common stock at a ratio ranging from one-for-fifty (1-for-50) to one-for-one hundred (1-for-100), with the exact ratio to be determined by the Company’s board of directors (the “Board”) in its sole discretion, without reducing the number of authorized shares of common stock (the “Amendment Proposal”). The Amendment Proposal also authorizes the Board, in its sole discretion, to abandon the proposed amendment without effecting the reverse stock split. The Board will continue to evaluate whether and when to implement the reverse stock split in the best interests of the Company.

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

On February 24, 2026, we and the holders of our Series B Convertible Preferred Stock (the "Series B Holders") entered into a Restructuring and Exchange Agreement (the "Series B Restructuring Agreement") to restructure our existing obligation under the Series B Convertible Preferred Stock (the "Series B Obligation"). Pursuant to the Series B Restructuring Agreement, all outstanding shares of Series B Convertible Preferred Stock were cancelled, and the Series B Obligation was extinguished. In exchange, we issued to the Series B Holders (i) two new promissory notes in the aggregate principal amount of $8.0 million, one in the principal amount of $2.0 million, due March 1, 2028, accruing interest at a rate of 8.0% per annum (“Note #1”) and the other in the principal amount of $6.0 million, due March 1, 2031, accruing interest at a rate of 10.0% per annum (“Note #2” collectively with Note #1, the “New Notes”), and (ii) 26,900,000 shares of an amended and restated class of our Series B Convertible Preferred Stock (the “New Series B Preferred Stock”), having an aggregate liquidation preference of $6.725 million ($0.25 per share), and the rights, preferences and privileges set forth in the Second Amended and Restated Certificate of Designation filed with the Secretary of State of the State of Delaware on February 26, 2026. The New Notes are guaranteed by certain of our subsidiaries pursuant to a Subsidiary Guaranty, dated as of February 24, 2026. We recognized a gain on the extinguishment of $0.7 million.

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

Results of Operations

Three and nine months ended September 30, 2026 and 2025

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

Revenue for the three and nine months ended September 30, 2026 and 2025 was comprised of the following (in thousands, except percentages):

			Increase
			from prior year
	2026	2025	$	%
Three months ended September 30,
Product sales - retail	$24,480	$22,573	$1,907	8.4%
Product sales - wholesale	19,483	18,031	1,452	8.1%
Other revenue	264	160	104	65.0%
Total revenue	$44,227	$40,764	$3,463	8.5%

Nine months ended September 30,
Product sales - retail	$69,425	$65,637	$3,788	5.8%
Product sales - wholesale	55,514	51,948	3,566	6.9%
Other revenue	694	591	103	17.4%
Total revenue	$125,633	$118,176	$7,457	6.3%

Our product sales increased by $3.4 million and $7.4 million, respectively, in the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. Both our retail and wholesale revenue in the nine months ended September 30, 2026 benefited from the inclusion of a full nine months of revenue from our Delaware operations, as the prior year nine-month period included only seven months of such revenue.

The increase in retail sales in the three months ended September 30, 2026 was primarily attributable to our dispensaries in Illinois, Delaware and Maryland. These increases were partially offset by lower sales in our Massachusetts dispensaries. The increase in retail sales in the nine months ended September 30, 2026 was primarily attributable to our dispensaries in Delaware and Maryland and, to a lesser extent, in Ohio. These increases were partially offset by lower sales in our Massachusetts and Illinois dispensaries.

The increase in our wholesale revenue in the three months ended September 30, 2026 was primarily attributable to higher wholesale revenue in Delaware, Maryland and Illinois, partially offset by lower wholesale revenue in Massachusetts and Missouri. The increase in our wholesale revenue in the nine months ended September 30, 2026 was primarily attributable to higher wholesale revenue in Delaware and Illinois, partially offset by lower wholesale revenue in Missouri and, to a lesser extent, in Massachusetts and Maryland.

Other revenue was essentially unchanged in both the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, as the increases in the current year periods, attributable to license revenue, were offset by the cessation of revenue recognition from management fees, rental income and other components, effective as of the FSC Acquisition Date in connection with the FSC Acquisition.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue represents the direct costs associated with the generation of our revenue, including licensing, packaging, supply procurement, manufacturing, supplies, depreciation, amortization of acquired intangible assets, and other product-related costs.

Our cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands, except percentages):

			Increase
			from prior year
	2026	2025	$	%
Three months ended September 30,
Cost of revenue	$27,067	$24,401	$2,666	10.9%
Gross profit	$17,160	$16,363	$797	4.9%
Gross margin	38.8%	40.1%

Nine months ended September 30,
Cost of revenue	$76,972	$70,797	$6,175	8.7%
Gross profit	$48,661	$47,379	$1,282	2.7%
Gross margin	38.7%	40.1%

The increases in our cost of revenue in both the three and nine months ended September 30, 2026 compared to the same prior year periods were primarily due to higher sales volumes, both retail and wholesale, coupled with increases in certain production-related expenses and higher employee-related expenses. Ongoing competitive pricing pressure continues to exert downward pressure on our gross margins.

Operating Expenses

Our operating expenses are comprised of personnel, marketing and promotion, general and administrative, acquisition-related and other, and bad debt expenses. Our operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands, except percentages):

			Increase (decrease)
			from prior year
	2026	2025	$	%
Three months ended September 30,
Personnel	$7,942	$7,028	$914	13.0%
Marketing and promotion	1,056	1,121	(65)	(5.8)%
General and administrative	6,709	6,592	117	1.8%
Acquisition-related and other	183	145	38	26.2%
Bad debt	49	(122)	171	(140.2%)
	$15,939	$14,764	$1,175	8.0%

Nine months ended September 30,
Personnel	$22,671	$21,761	$910	4.2%
Marketing and promotion	2,668	2,810	(142)	(5.1)%
General and administrative	20,460	19,185	1,275	6.6%
Acquisition-related and other	468	396	72	18.2%
Bad debt	630	1,522	(892)	(58.6%)
	$46,897	$45,674	$1,223	2.7%

Our personnel expenses increased in each of the three and nine months ended September 30, 2026 compared to the respective prior year periods. The increases in the current year periods were primarily related to higher cash wages, and increases in our contributions to our employee medical insurance premiums. Personnel expenses were approximately 18% of revenue in both current year periods, compared to approximately 17% and 18% of revenue in the three and nine months ended September 30, 2025, respectively.

Our marketing and promotion expenses decreased in each of the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. We continue to focus on judicious marketing initiatives that expand the branding and distribution of our licensed products.

Our general and administrative expenses increased in each of the three and nine months ended September 30, 2026, compared to the respective three and nine months ended September 30, 2025. The modest increase in the three months ended September 30, 2026 was primarily attributable to higher facility-related expenses and professional fees, partially offset by lower insurance and depreciation expense. The increase in the nine months ended September 30, 2026 was primarily attributable to higher facility-related expenses and professional fees, partially offset by lower expense related to our employee equity incentive program and amortization of acquired intangible assets.

Acquisition-related and other expenses include those expenses related to acquisitive activities and other significant transactions that we would otherwise not have incurred, and include professional and services fees, such as legal, audit, consulting, paying agent and other fees. Our acquisition-related and other expenses in the three and nine months ended September 30, 2026 primarily related to multiple pre-acquisitive and other transactional activities. Our acquisition-related and other expenses in the three and nine months ended September 30, 2025 primarily related to the FSC Acquisition and other acquisitive activities.

We recorded approximately $49,000 and $0.6 million of bad debt expense in the three and nine months ended September 30, 2026, respectively, to reserve for certain trade receivable accounts. We recorded credits of $0.1 million to bad debt expense in the three months ended September 30, 2025 and bad debt expense aggregating $1.5 million in the nine months ended September 30, 2025. The amount recorded in the nine months ended September 30, 2025 represented expense to fully reserve amounts due from two credit service providers (the "Service Provider Receivables") and $0.1 million of expense to reserve for certain trade receivable accounts. Of the $1.5 million Service Provider Receivables, $1.3 million and the related reserve were included as components of Other assets and $0.2 million and the related reserves were included as components of Accounts receivable in the condensed consolidated balances at each of September 30, 2026 and December 31, 2025.

Interest

Interest expense primarily related to interest on mortgages and notes payable, as well as the CREM Loan (described below). Interest income primarily related to our notes receivable.

Our net interest expense increased in each of the three and nine months ended September 30, 2026 compared to the respective prior year periods. These increases were primarily due to interest related to new finance leases and automobile financing entered into after the second quarter of 2025.

Gain on Extinguishment of Debt

During the nine months ended September 30, 2026, we recognized a gain on the extinguishment of debt of $0.7 million in connection with the Series B Restructuring Agreement described in the “Overview” section above.

Income Tax Provision

We recorded income tax provisions of $7.4 million and $6.3 million in the nine months ended September 30, 2026 and 2025, respectively.

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

On April 23, 2026, the U.S. Department of Justice (the “DOJ”) issued a final order that placed both FDA-approved drugs containing cannabis and cannabis subject to a qualifying state medical list in Schedule III of the Controlled Substances Act. As a result, business conducted within these categories is no longer subject to IRC Section 280E, allowing for full deduction of ordinary and necessary business expenses. Due to the timing of when the final order was issued, we recorded the impact in our income tax provision for the second and third quarters of 2026. The impact of this change in 280E applicability was a reduction in income tax expense of approximately $392,000 and $1.2 million in the three and nine months ended September 30 2026, respectively. We continue to monitor guidance from the DOJ and the U.S. Internal Revenue Service (the "IRS") to properly record and disclose any impact in our future financial statements.

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

Liquidity and Capital Resources

We had cash, cash equivalents and restricted cash aggregating $10.4 million and $8.9 million at September 30, 2026 and December 31, 2025, respectively. In addition to the discussions below of our cash flows from operating, investing and financing activities, please also see our discussion of non-GAAP Adjusted EBITDA in the section “Non-GAAP Measurement” below, which discusses an additional financial measure not defined by GAAP which our management also uses to measure our liquidity.

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

The CREM Lender initially released $52.8 million to the CREM Borrowers (the "Initial CREM Distribution"), with the remaining proceeds of $5.9 million placed into in escrow to complete the expansion of our Hagerstown, Maryland cultivation facility (the "Hagerstown Facility"). Any unused proceeds would be released to us after completion of the Hagerstown Facility expansion. We used $46.8 million of the Initial CREM Distribution to fully repay certain of our outstanding debt obligations. These payments were comprised of $32.7 million to repay the previous term loan with Chicago Atlantic Admin, LLC, $11.9 million to repay the mortgage with Bank of New England for our New Bedford, MA and Middleborough, MA properties (the "BNE Mortgage"), and $2.2 million to reduce the outstanding balance of the note we issued in connection with the 2023 acquisition of Ermont, Inc. in Quincy, Massachusetts. Concurrent with the repayment of the BNE Mortgage, we refinanced these properties through the CREM Loan and accordingly, effective November 16, 2023, the mortgage on these properties is held by the CREM Lender, which mortgage matures in 2033 and which outstanding amount is included as a component of the CREM Loan amount in our consolidated balance sheets at September 30, 2026 and December 31, 2025.

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

Our operating activities provided $6.7 million and $4.3 million of cash in the nine months ended September 30, 2026 and 2025, respectively. The change in cash from operating activities in the current year period compared to the prior year was primarily attributable to higher revenue, partially offset by expenses arising from expanding our geographic presence. These higher costs primarily relate to cultivation/manufacturing, personnel and facility-related expenses.

Cash Flows from Investing Activities

Our investing activities used $1.6 million and $1.2 million of cash in the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we used $0.9 million of cash for capital expenditures and $0.7 million for purchases and renewals of cannabis licenses. These amounts were partially offset by approximately $26,000 of proceeds from notes receivable. During the nine months ended September 30, 2025, we used $1.1 million of cash for capital expenditures and $0.4 million in the aggregate for advances toward future business acquisitions and purchases and renewals of cannabis licenses. These amounts were partially offset by $0.2 million of cash acquired in connection with the FSC Acquisition, approximately $45,000 of cash proceeds from the disposal of assets, and approximately $26,000 of proceeds from notes receivable.

Cash Flows from Financing Activities

Our financing activities used $3.6 million and $3.8 million of cash in the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we made $3.5 million of aggregate principal payments on our outstanding mortgages, promissory notes and finance leases, and approximately $112,000 of distribution payments. During the nine months ended September 30, 2025, we made $5.6 million of aggregate principal payments on our outstanding mortgages, promissory notes and finance leases, and approximately $115,000 of distribution payments. We received $2.0 million from the refinancing of the mortgage on one of our facilities in Illinois, of which we used $0.7 million to retire the previous mortgage on this facility, and which payment amount is included in the aggregate principal payments discussed above.

Based on our current expectations, we believe our current cash and future funding opportunities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at September 30, 2026, and our ability to raise additional cash through financing activities. Our contractual obligations at September 30, 2026 were primarily comprised of our outstanding CREM Loan, mortgages, promissory notes, and operating and finance leases. Our CREM Loan, mortgage and promissory note obligations totaled approximately $78 million at September 30, 2026.

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

Reconciliation of Income from Operations to Adjusted EBITDA (a Non-GAAP Measurement)

The table below reconciles income (loss) from operations to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
GAAP Income from operations	$1,221	$1,599	$1,764	$1,705
Depreciation and amortization of property and equipment	2,201	2,115	6,685	6,036
Amortization of acquired intangible assets	717	674	2,244	2,592
Stock-based compensation	335	382	1,010	1,478
Severance	—	224	16	224
Acquisition-related and other	183	145	468	396
Adjusted EBITDA	$4,657	$5,139	$12,187	$12,431

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2026 (the “Evaluation Date”). Based upon that evaluation, the Company's management concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 12, 2026

MARIMED INC.

By:	/s/ Mario Pinho
Mario Pinho
Chief Financial Officer (Principal Financial Officer)